Form 10-Q
period 1999-06-30
SALON INTERNET INC
filed 1999-08-16
CIK 1084332

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ________________
                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from                to

                         Commission file number 0-27886

                                   SALON.COM
             (Exact name of Registrant as specified in its charter)

         Delaware                                             94-3228750
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)

                         706 Mission Street, 2nd Floor
                            San Francisco, CA 94103
                    (Address of principal executive offices)
                                ________________

                                 (415) 882-8720
              (Registrant's telephone number, including area code)

                                ________________

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

                                ________________

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 Par Value
                                (Title of Class)

                                ________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on July 31, 1999 was 11,351,390 shares.
================================================================================

FORM 10-Q
SALON.COM
INDEX

                                                                                                                               Page
PART I        FINANCIAL INFORMATION                                                                                           Number
ITEM 1:       Financial Statements
              Consolidated Balance Sheets as of June 30, 1999 (unaudited) and March 31, 1999..............................   3
              Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998 (unaudited).........   4
              Consolidated Statements of Cash Flows for the three month periods ended June 30, 1999 and 1998 (unaudited)..   5
              Notes to Consolidated Financial Statements..................................................................   6
ITEM 2:       Management's Discussion and Analysis of Financial Condition and Results of Operations.......................   11
ITEM 3:       Quantitative and Qualitative Disclosures About Market Risk..................................................   27
PART II       OTHER INFORMATION
ITEM 1:       Legal Proceedings...........................................................................................   28
ITEM 2.       Changes in Securities and Use of Proceeds...................................................................   28
ITEM 4.       Submission of Matters to a Vote of Security Holders.........................................................   28
ITEM 5.       Other Information...........................................................................................   28
ITEM 6:       Exhibits and Reports on Form 8-K............................................................................   28
              Signature...................................................................................................   29
              Exhibits....................................................................................................   30

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                   SALON.COM

                          CONSOLIDATED BALANCE SHEETS



                                                                                   March 31,          June 30,
                                                                                      1999              1999
                                                                                                     (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                         $  754,000      $ 33,665,000
    Accounts receivable, net                                                             497,000           561,000
    Inventories                                                                           26,000            21,000
    Prepaid expenses and other current assets                                            578,000           194,000
                                                                                -----------------  ----------------
        Total current assets                                                           1,855,000        34,441,000

Property and equipment, net                                                              707,000           713,000
Other assets                                                                             136,000           219,000
Intangible assets, net                                                                 5,110,000         4,855,000
                                                                                -----------------  ----------------

        Total assets                                                                 $ 7,808,000      $ 40,228,000
                                                                                =================  ================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                 $ 1,036,000        $1,461,000
    Accrued liabilities                                                                  439,000         1,572,000
    Deferred revenue                                                                     541,000           373,000
    Bank borrowings                                                                      364,000           168,000
                                                                                -----------------  ----------------
        Total current liabilities                                                      2,380,000         3,574,000

Bank borrowings, net of current portion                                                   75,000             1,000
                                                                                -----------------  ----------------
        Total liabilities                                                              2,455,000         3,575,000
                                                                                -----------------  ----------------

Stockholders' Equity:
    Convertible preferred stock, no par value;
      8,108,750 and 5,000,000 shares authorized at March 31, 1999 and
      June 30, 1999 (unaudited), respectively; 4,815,345 and 0 shares were issued and outstanding at March 31, 1999 and June 30, 1999 (unaudited),
      respectively;                                                                   15,789,000                 -
    Common stock, $.001 par value;
      12,500,000 and 50,000,000 shares authorized at March 31, 1999 and June 30, 1999 (unaudited), respectively; 447,496 and
      11,178,196 shares were issued and outstanding at
      March 31, 1999 and June 30, 1999 (unaudited),
      respectively                                                                         1,000            11,000
    Additional paid-in capital                                                         3,147,000        69,486,000
    Unearned compensation                                                               (834,000)       (4,014,000)
    Accumulated deficit                                                              (12,750,000)      (28,830,000)
                                                                                -----------------  ----------------
        Total stockholders' equity                                                     5,353,000        36,653,000
                                                                                -----------------  ----------------

           Total liabilities and stockholders' equity                                $ 7,808,000      $ 40,228,000
                                                                                =================  ================

                                   SALON.COM

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Three Months Ended June 30,
                                                                                   1998                1999
                                                                                         (unaudited)

Net revenues                                                                    $    408,000       $   1,005,000
                                                                          -------------------  ------------------

Operating expenses:

    Production, content and product                                                  843,000           2,103,000
    Sales and marketing                                                              690,000           1,830,000
    Research and development                                                          81,000             230,000
    General and administrative                                                        91,000             576,000
    Amortization of intangible assets                                                      -             255,000
    Stock-based compensation                                                         141,000             630,000
                                                                          -------------------  ------------------

      Total operating expenses                                                     1,846,000           5,624,000
                                                                          -------------------  ------------------

Loss from operations                                                              (1,438,000)         (4,619,000)

Other income                                                                          13,000              54,000
                                                                          -------------------  ------------------

      Net loss                                                                  $ (1,425,000)      $  (4,565,000)
                                                                          ===================  ==================

Preferred deemed dividend                                                                  -          11,515,000
                                                                          -------------------  ------------------

Net loss attributable to common stockholders                                    $ (1,425,000)      $ (16,080,000)
                                                                          ===================  ==================

Basic and diluted net loss per share attributable
    to common stockholders                                                      $      (3.75)      $      (10.10)
                                                                          ===================  ==================

Weighted average shares used in
    computing basic and diluted net
    loss per share attributable to
    common stockholders                                                              380,000           1,592,000
                                                                          -------------------  ------------------

Pro forma net loss per share, basic and diluted (see note 3)                          ($3.38)             ($0.45)
                                                                          -------------------  ------------------

Shares used in computing pro forma net loss, basic and diluted                       380,000           8,200,000
                                                                          -------------------  ------------------

SALON.COM

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended June 30,
                                                                                         1998              1999
                                                                                               (unaudited)
Cash flows from operating activities:
Net loss                                                                              $ (1,425,000)      $ (4,565,000)
Adjustments to reconcile net loss
    to net cash used in operating activities:
      Stock-based compensation                                                             141,000            630,000
      Depreciation and amortization                                                         48,000            344,000
      Amortization of discount on bank borrowings                                            1,000              7,000
      Changes in operating assets and liabilities:
        Accounts receivable                                                                 86,000            (64,000)
        Inventories                                                                        (29,000)             5,000
        Prepaid expenses and other assets                                                   34,000            545,000
        Accounts payable                                                                   100,000            425,000
        Accrued liabilities                                                                165,000          1,132,000
        Deferred revenue                                                                   (46,000)          (168,000)
                                                                                    ---------------   ----------------
             Net cash used in operating activities                                        (925,000)        (1,709,000)
                                                                                    ---------------   ----------------

Cash flows from investing activities:
Purchase of property and equipment                                                        (171,000)           (95,000)
                                                                                    ---------------   ----------------
             Net cash used in investing activities                                        (171,000)           (95,000)
                                                                                    ---------------   ----------------

Cash flows from financing activities:
Proceeds from issuance of preferred stock and common
    stock warrants, net                                                                          -         10,936,000
Proceeds from issuance of common stock, net                                                      -         23,971,000
Proceeds from exercise of options                                                            3,000             84,000
Repayments of bank borrowings                                                              (21,000)          (276,000)
                                                                                    ---------------   ----------------
             Net cash (used in) provided by financing activities                           (18,000)        34,715,000
                                                                                    ---------------   ----------------

Net increase (decrease) in cash and cash equivalents                                    (1,114,000)        32,911,000

Cash and cash equivalents - beginning of period                                          1,926,000            754,000
                                                                                    ---------------   ----------------

Cash and cash equivalents - end of period                                             $    812,000       $ 33,665,000
                                                                                    ===============   ================

Non-cash investing and financing transactions:
    Unearned compensation in connection with the issuance
      of stock options                                                                $    283,000       $  3,811,000
                                                                                    ===============   ================
    Issuance of warrants in connection with bank borrowings                           $     36,000       $          -
                                                                                    ===============   ================
    Issuance of warrants in connection with distribution agreement                    $          -       $    244,000
                                                                                    ===============   ================
    Conversion of preferred stock to common stock                                     $          -       $ 25,301,000
                                                                                    ===============   ================
    Preferred deemed dividend                                                         $          -       $ 11,515,000
                                                                                    ===============   ================

Salon.com
Notes to Consolidated Financial Statements

1. The Company

   Salon.com is an Internet media company that produces a network of ten subject-specific, demographically targeted Web sites and a variety of online communities designed to attract Internet advertisers and electronic commerce partners. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999.

2. Basis of Presentation

   The accompanying consolidated financial statements as of June 30, 1999 and for the three months ended June 30, 1999 and 1998 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's financial position, results of operations and cash flows as of and for the three months ended June 30, 1999 and 1998. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with Salon's audited financial statements included in Salon's Form S-1 registration statement, as amended, filed with the Securities and Exchange Commission. The balance sheet as of March 31, 1999 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles. The results for the three months ended June 30, 1999 are not necessarily indicative of the expected results for any other interim period or the year ending March 31, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.

3. Summary of Significant Accounting Policies

   Net loss per share

   In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period. Common stock equivalent shares in the amount of 1,780,615 and 2,692,058 have been excluded from the computation of the June 30, 1998 and 1999 earnings per share calculation as their effect is anti-dilutive.

   Pro forma net loss per share has been computed as described above except that it assumes the conversion of preferred stock outstanding into common stock during the relevant period. It also eliminates non-cash charges for amortization of intangible assets, stock-based compensation, and the preferred deemed dividend from the net loss.



                                                                            Three months ended June 30
                                                                            --------------------------
                                                                                1998          1999
                                                                            -----------   ------------
   Net loss attributable to common stockholders                             $(1,425,000)  $(16,080,000)
      Less:  Amortization of intangible assets                                       --        255,000
             Stock-based compensation                                           141,000        630,000
             Preferred deemed dividend                                               --     11,515,000
                                                                            -----------   ------------
   Adjusted net loss attributable to common stockholders                    $(1,284,000)  $ (3,680,000)
                                                                            ===========   ============
   Shares used in computing net loss attributable to                            380,000      1,592,000
     common stockholders, basic and diluted

   Adjustment to reflect the assumed conversion of                                   --      6,608,000
     preferred stock

   Shares used in computing pro forma net loss, basic and                       380,000      8,200,000
     diluted

   Pro forma net loss per share, basic and diluted                               $(3.38)         $(.45)

   Inventories
   Inventories consist solely of finished goods.

   Concentrations

   One customer accounted for 11% of net revenues for the three months ended June 30, 1999. For the three months ended June 30, 1998, two customers accounted for 33% and 11% of net revenues, respectively.

   Included in sponsorship and advertising revenues are barter transactions that accounted for approximately 11% and 22% of net revenues for the three months ended June 30, 1999 and 1998, respectively.

4. Stockholders' Equity

   On April 8, 1999, Salon's Articles of Incorporation were amended to (i) increase the amount of authorized shares of preferred stock to 8,108,750 and common stock to 12,500,000, (ii) increase the number shares of preferred stock designated as Series C to 4,500,000, (iii) effect a 1.35567 for 1 stock split of each then outstanding share of Series C preferred stock and (iv) modify the rights, preferences, privileges and restrictions granted to or imposed on the Series A, Series B and Series C preferred stock. In conjunction with the increase in Series C, an aggregate of 4,500,000 shares of Salon's common stock were reserved for issuance upon conversion of the Series C preferred stock.

   On April 14, 1999, Salon completed an additional offering of Series C preferred stock. Pursuant to this offering, a total of 2,967,782 additional shares of Series C preferred stock were sold at a price of $3.88 per share, for total net proceeds of approximately $10.9 million. The difference between the offering price and the deemed fair value of the common stock on the date of the transaction resulted in a beneficial conversion feature in the amount of $11,515,000. The beneficial conversion feature has been reflected as a preferred deemed dividend in the statement of operations. In connection with investment broker services provided during this offering Salon issued warrants to entities affiliated with Daiwa Securities America, Inc. to purchase an aggregate of 148,389 shares of Series C preferred stock at an exercise price of $3.88 per share. Upon completion of the Company's IPO, the warrants converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price. The warrants may be exercised at any time within five years after issuance. Salon valued the warrants using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk-free rate of 5.14%, an expected dividend yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrants of $1.4 million has been netted against the proceeds from the offerings.

   In April 1999, Salon reincorporated in Delaware, changing its name to Salon.com, and effected a one for two split of its common and preferred stock. In connection with the reincorporation, Salon authorized (i) an increase in the amount of authorized shares of common stock to 50,000,000 and
   (ii) 5,000,000 shares of a new class of preferred stock. All share data and stock option plan information has been restated to reflect the stock splits and the reincorporation.

   On April 14, 1999, in connection with marketing consulting services to be provided to Salon, a warrant was issued to ACT III Communications to purchase 25,773 shares of Series C preferred stock at an exercise price of $3.88 per share. Upon completion of the Company's IPO, the warrant converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price. The warrant may be exercised at any time within five years after issuance. Salon valued the warrant using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk-free rate of 5.14%, an expected dividend yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrant of $244,000 was recorded in other assets, and is being amortized over the term of the agreement.

   Stockholders' equity activity for the three months ended June 30, 1999 was as follows:



                                                                       Additional
                                    Preferred          Common            Paid-In           Unearned         Accumulated
                                      Stock             Stock            Capital          Compensation        Deficit

Balance, March 31, 1999             $ 15,789,658           $   448        $3,146,811        $ (833,799)       $(12,750,412)

Issuance of Series C
    Preferred Stock and
    warrants, net                      9,511,179                 -         1,424,492                 -                   -
Unearned compensation                          -                 -         3,810,954        (3,810,954)                  -
Exercise of stock options                      -               449            83,859                 -                   -
Issuance of Preferred
    Stock warrants                             -                 -           243,979                 -                   -
Initial public offering                        -             2,500        23,968,189                 -                   -
Conversion of Preferred
    Stock to common                  (25,300,837)            7,781        25,293,054                 -                   -
Amortization of
    unearned compensation                      -                 -                 -           630,402                   -
Net loss                                       -                 -                 -                 -          (4,564,896)
Preferred deemed dividend                      -                 -        11,515,000                 -         (11,515,000)
                                 ----------------  ----------------  ----------------   ---------------   -----------------

Balance, June 30, 1999                   $     -         $  11,178      $ 69,486,338      $ (4,014,351)       $(28,830,308)
                                 ================  ================  ================   ===============   =================


6. Employee Stock Option Plan

   On April 8, 1999, Salon's board of directors and stockholders approved a 1,000,000 share increase in the number of shares issuable under the 1995 Stock Option Plan.

   In April 1999, Salon granted 359,500 options to employees to acquire common stock at an exercise price of $2.92. Salon recorded an aggregate of $2.81 million of unearned compensation representing the difference between the deemed fair market value of common stock and the option exercise price at the date of grant. Such unearned compensation will be amortized over the vesting period relating to these options. Salon amortized approximately $29,000 and $458,000 in the three months ended June 30, 1998 and 1999, respectively, related to options granted.

   In connection with the grant of options for the purchase of common stock to non-employees, Salon recorded compensation in accordance with Emerging Issues Task Force 96-18 and SFAS 123. During the quarter ended June 30, 1999, the Company recorded deferred compensation of approximately $996,000 related to these options. Such deferred compensation will be amortized over the vesting period relating to these options. Salon amortized approximately $112,000 and $172,000 in the three months ended June 30, 1998 and 1999, respectively.

   If the stock-based compensation for the three months ended June 30, 1999 and 1998 had been allocated across the relevant functional expense categories within operating expenses, it would be allocated as follows:

                                                                                    Three Months
                                                                                    Ended June 30,
                                                                               1998              1999

Production, content and product                                                 $  63,000         $ 232,000
Sales and marketing                                                                62,000           182,000
Research and development                                                           12,000            30,000
General and administrative                                                          4,000           186,000
                                                                          ----------------  ----------------

                                                                                $ 141,000         $ 630,000
                                                                          ================  ================


7. Employee Stock Purchase Plan

   In April 1999, Salon adopted an Employee Stock Purchase Plan (the "ESPP") to provide substantially all employees whose customary employment is more than 20 hours per week for more than five months in any calendar year eligibility to purchase shares of its common stock through payroll deductions up to 10% of eligible compensation. Participant account balances are used to purchase shares of Salon common stock at the lesser of 85 percent of the fair market value of shares on either the first day or the last day of the designated payroll deduction period (the "Offering Period"), as established by the Board of Directors at its discretion, whichever is lower. The aggregate number of shares purchased by an employee may not exceed 1,000 shares in any one Offering Period, generally 12 months or less (subject to limitations imposed by the Internal Revenue Code). A total of 500,000 shares are available for purchase under the ESPP.

8. Subsequent Events

   On July 9, 1999, Salon entered into a non-cancelable lease agreement requiring a deposit of $700,000 within fifteen days of the lease date and monthly rent of $69,610 for the first 5 years and $78,311 for the next five year term.

   On July 26, 1999, Salon issued an additional 100,000 shares of common stock at a price of $9.975 per share for total proceeds of $997,500. The shares were issued upon exercise of a 30-day option granted to Salon's underwriters to cover over-allotments.

PART I:  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Salon has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning Salon's business, operations and financial condition. The words or phrases "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Salon cautions you that any forward-looking information provided by or on behalf of Salon is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond Salon's control, including but not limited to Salon's limited operating history, anticipated losses, the unpredictability of its future revenues, competition, risks associated with system development and operation risks, management of potential growth, and risks of new business areas, business combinations, and strategic alliances. All forward-looking statements are based on information available to the company on the date hereof and the company assumes no obligation to update such statements.

Overview

     Salon.com is a leading Internet media company that produces a network of ten subject-specific, demographically-targeted Web sites and a variety of online communities. Salon believes that its network of Web sites combines the thoughtfulness of print, the timeliness of television and the interactivity of talk radio. Salon's ten content sites provide news, features, interviews and regular columnists on specific topics, from arts and entertainment to parenting and health. The main entry and navigation point to Salon's various content sites is Salon's home page at www.salon.com.
                              -------------


     Our network of subject-specific Web sites includes:


              . Salon News                   . Salon Books
              . Salon Technology             . Salon Media
              . Salon Arts & Entertainment   . Salon Travel
              . Salon Mothers Who Think      . Salon People
              . Salon Health & Body          . Salon Comics

     Salon's online communities allow users to interact and discuss Salon content and other topics via electronic messaging. Salon's online communities include Table Talk, a free interactive forum, and The Well, a paid subscription community. Because of Salon's reputation for community building, Salon also has agreed with third parties to host communities within its network. Salon's users can access Table Talk or The Well through www.salon.com or through Salon's ten content Web sites.

     Salon believes that its original, award-winning content and highly regarded interactive communities allow Salon to attract and retain users who are younger, more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its network of Web sites and online communities a valuable media property for advertisers and retailers who are increasingly allocating marketing resources to target consumers online.

     In June 1999, approximately 1.3 million unique users visited Salon's network of Web sites, compared to approximately 567,000 unique users in June 1998. Salon generated approximately 47 million page views for the three months ended June 30, 1999, compared to approximately 21 million page views for the three months ended June 30, 1998. Salon generated 159,000,000 ad impressions for the three months ended June 30, 1999 compared to 28,000,000 for the three months ended June 30, 1998.

     Salon has entered into a number of distribution agreements to generate traffic and to promote the Salon brand name. Many of these agreements are "content-for-carriage," in which Salon provides its proprietary content to a distribution partner and receives prominent placement of its logo and content on the distribution partner's site, as well as links back to Salon's network.

     Salon has entered into distribution and content relationships with many of the major portal and content aggregation sites on the Web, including:

 .  America Online                          .  TheStreet.com                     .  EchoStar
 .  AltaVista                               .  CNN.com                           .  PointCast
 .  Lycos                                   .  @Home                             .  WebTV
 .  Go.com                                  .  C/Net                             .  Snap!
 .  Netscape                                .  Rocket eBook                      .  Reuters

     Salon has derived a significant amount of its revenues to date from Internet advertising, advertising sponsorships and e-commerce sponsorships. Advertising and sponsorship revenue represented 80.0% of net revenues for the three months ended June 30, 1999.

     Internet advertising revenues are derived generally from short term advertising contracts in which Salon typically guarantees a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized ratably over the period in which the advertising is displayed. If the percentage of time elapsed exceeds the percentage of guaranteed impressions delivered, revenue is recognized at the lower percentage.

     Advertising sponsorship revenues are derived generally from contracts ranging from six to thirty-six months in which Salon commits to provide sponsors with enhanced promotional opportunities beyond traditional banner advertising. Sponsorship agreements typically include the delivery of impressions, exclusive relationships, and design and development of customized co-branded pages designed to achieve broad marketing objectives including brand awareness and product introduction. Salon also offers exclusive category opportunities to sponsors, including Lexus' sponsorship of Salon's Brilliant Careers editorial series.

     Salon's advertising rates vary depending primarily on the particular content site on which advertisements are placed, the total number of impressions purchased and the length of the advertiser's commitment. Advertising revenue is recognized in the period in which the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. Revenues related to upfront fees in connection with advertising sponsorships and electronic commerce sponsorships are recognized ratably over the sponsorship term. Electronic commerce sponsorships may provide that Salon receive commissions from electronic commerce transactions. These commissions are recognized by Salon upon notification from the sponsor. The notification from advertisers and distribution partners is generally received quarterly. Under some of Salon's distribution agreements, Salon is entitled to receive a portion of the advertising revenue generated on co-branded pages. These advertising revenues are recognized upon notification from the distribution partner.

     Salon's strategy for capturing electronic commerce advertising revenues is to enter into sponsorships with premium online retailers. Sponsorship fees are paid to Salon by a particular retailer for a measure of exclusivity in the retailer's industry segment. Salon's e-commerce sponsors include:

 .  Barnesandnoble.com
 .  DrKoop.com
 .  911 Gifts
 .  Expedia

      Sponsorship and advertising revenues also include barter revenues, which are the exchange of advertising space on Salon's Web sites for reciprocal advertising space on other Web sites. Revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements received or delivered, whichever is more reliably measurable, and are recognized when the advertisements are run on Salon's Web sites. Barter expenses are recorded in sales and marketing in the consolidated statements of operations when Salon's advertisements are run on Salon's Web sites.

      E-commerce revenues are derived principally from sales through Salon's own online store, Salon Shopping. Salon Shopping offers a range of upscale Salon-branded and third party products, as well as goods offered by Salon's retailing partners. Salon recognizes revenue on items from Salon Shopping when the goods are shipped.

     Salon obtains content licensing revenue by syndicating and licensing its content to media companies worldwide for publication on Web sites, and in newspapers and magazines. In addition to revenues, syndication and licensing provide Salon with valuable exposure for the Salon brand and additional traffic to Salon's network. These arrangements also require prominent placement of Salon's logo and primary Internet address in reproductions of its content. Revenues related to the syndication and licensing of Salon content to other media outlets are recognized on notification that the content has been published.

     Salon derives revenue from two paid subscription services: The Well and Salon Members. The Well, a paid subscription online community, was acquired by Salon in March 1999. Salon Members is an annual membership program designed to provide specific products and services to Salon's user base. Subscription revenues are recognized ratably over the period that services are to be provided.

Results of Operations

Net Revenues

      Net revenues increased 146% to $1.0 million for the three months ended June 30, 1999, from $408,000 for the three months ended June 30, 1998. The increase in revenues was primarily due to Salon's ability to generate significantly higher sponsorship and advertising revenues and development of its subscription strategy through the acquisition of The Well and launch of Salon Members. The net increase in internet advertising, advertising sponsorship and e-commerce sponsorship revenues was primarily due to an increase in the number of impressions sold and an increase in the number of sponsors advertising on Salon's Web sites. Sponsorship and advertising revenues accounted for approximately 80% of net revenues for the three months ended June 30, 1999.

      One customer accounted for 11% of revenues for the three months ended June 30, 1999. For the three months ended June 30, 1998, two customers accounted for 33% and 11% of net revenues, respectively.

      Included in sponsorship and advertising revenues are barter transactions that accounted for $115,000 or approximately 11% of revenues for the three months ended June 30, 1999, and $91,000 or 22% of net revenues for the three months ended June 30, 1998.

Operating Expenses

Production, Content and Product

     Production, content and product expenses consist primarily of payroll and related expenses for Salon's editorial, artistic, production and The Well staff, payments to freelance writers and artists, and telecommunications and computer related expenses for the support and delivery of Salon's Web sites and online communities. Also included in production, content and product expenses are costs associated with electronic commerce transactions, including the costs of product inventory and distribution. Production, content and product expenses were approximately $2.1 million, or 209% of revenues, and $843,000 or 207% of revenues, for the three months ended June 30, 1999 and 1998, respectively. The increase in production, content and product expenses for the three months ended June 30, 1999 is primarily attributable to increased costs relating to growth in Salon's editorial, art, and production staff, costs associated with Salon's new online community, The Well, and payments to freelance writers and artists. Production, content and product expenses as a percentage of revenues increased as result of the increased growth in production, content and product expenses in relation to revenue growth.

Sales and Marketing

      Sales and marketing expenses consist of payroll and related expenses, including commissions, travel expenses and other costs associated with Salon's advertising and sponsorship sales force, as well as advertising, promotional and distribution costs. Sales and marketing expenses were $1.8 million, or 182% of net revenues, and $690,000, or 169% of net revenues, for the three months ended June 30, 1999 and 1998, respectively. The increase in sales and marketing expenses was primarily attributable to Salon's advertising campaign in print and on the radio, as well as the hiring of additional sales personnel including a senior vice president of Sales. Included in sales and marketing expenses are barter transactions, which accounted for approximately $115,000 and $91,000 for the three months ended June 30, 1999 and 1998, respectively.

Research and Development

     Research and development expenses consist of costs associated with the development and maintenance of technology, including Salon's publishing platform software and archival database, as well as in technical support staff for Salon's Web sites and online communities. Research and development expenses increased 184% to $230,000 in the three months ended June 30, 1999 from $81,000 in the three months ended June 30, 1998, and increased as a percentage of net revenues to 23% from 20% for these respective periods. The increase in research and development expenses is primarily attributable to salary and payroll related expenses for the technical support of Salon's new websites, online communities, and increased staff, as well as the maintenance and development of new technology, including the design and development of a new publishing platform and advertising delivery system.

General and Administrative

      General and administrative expenses consist primarily of salaries, payroll taxes and benefits and related costs for general corporate functions including executive management, finance, and legal and other professional fees. General and administrative expenses were $576,000, or 57% of net revenues, and $91,000, or 22% of net revenues, for the three months ended June 30, 1999 and 1998, respectively. The increase in general and administrative expenses is primarily attributable to salary and related expenses for additional personnel hired to support the growth of Salon's business and activities as a public company and higher professional fees. General and administrative expenses increased as a percentage of net revenues as a result of the increased growth of general and administrative expenses in relation to revenue growth.

Amortization of Intangibles

      Amortization of intangibles consists of the costs associated with the amortization of the intangibles and goodwill associated with the acquisition of The Well. The acquisition of The Well is accounted for using the purchase method of accounting and is amortized on a straight line basis over 60 months. Amortization expenses are $255,000 or 25% of net revenue, for the three months ended June 30, 1999.

Stock-based Compensation

      Stock-based compensation are expenses associated with the issuance of stock options and warrants. Stock-based compensation charges are $630,000 or 63% of net revenue, for the three months ended June 30, 1999, compared to $141,000 or 34% of net revenue for the three months ended June 30, 1998. The increase in stock based compensation expenses is primarily attributable to an increased number of employee options issued to new and existing employees.

Other Income, Net

     Other income consists primarily of interest earned on Salon's cash, cash equivalents and short term investments, offset by interest expense on borrowings. Other income increased to $54,000 in the three months ended June 30, 1999 from $13,000 for the three months ended June 30, 1998. The increase in other income is primarily attributable to an increase in the amount of interest earned by Salon due to an increase in Salon's cash balance as a result of its financing activities during the quarter ended June 30, 1999.

Preferred Deemed Dividend

      The preferred deemed dividend of $11.5 million for the three months ended June 30, 1999 is the difference between the offering price of Salon's Series C preferred stock sold in April 1999, and the deemed fair value of Salon's common stock on the date of the transaction.

Net Loss

      The Company recorded a net loss of $4.6 million, or $2.87 net loss per share, for the three months ended June 30, 1999. The Company's net loss and net loss per share excludes the preferred deemed dividend recorded in April 1999. The Company recorded a net loss of $1.4 million for the three months ended June 30, 1998, or $3.75 net loss per share. As described in Note 3 ("Net loss per share") to the financial statements, the company recorded a pro forma net loss of $3.7 million, or $.45 net loss per share, for the three months ended June 30, 1999, as compared to a net loss of $1.3 million, or $3.38 net loss per share, for the three months ended June 30, 1998.

Liquidity and Capital Resources

     Since its inception, Salon has primarily financed its operations through the private placement of its convertible preferred stock and its initial public
offering of common stock.   As of June 30, 1999, Salon had approximately $33.7
million in cash and cash equivalents, of which $24.0 million was obtained through Salon's initial public offering in June 1999.

     Net cash used for operations was $1.7 million in the three months ended June 30, 1999, as compared to $171,000 in the three months ended June 30, 1998. The principal use of cash from operations was the net loss generated from operations.

     Net cash used for investing activities totaled $95,000 in the three months ended June 30, 1999, as compared to $171,000 in the three months ended June 30, 1998. Net cash used for investing activities in each of these respective periods consisted primarily of purchases of certain property and equipment, including computer equipment.

     Net cash provided by financing activities increased to $34.7 million from net cash used in financing activities of $18,000 for the three months ended June 30, 1999 and 1998, respectively. The increase was primarily due to the receipt of $24.0 million of net proceeds from Salon's initial public offering in June 1999, and $10.9 million of net proceeds from the private placement of preferred stock in April 1999.

     Salon's capital requirements depend on numerous factors, including the success of Salon's strategies for generating revenues and the amount of resources it devotes to investments in its network, sales, marketing and brand promotion. Salon's expenditures have substantially increased since inception as its operations and staff have grown and Salon anticipates that its expenditures will continue to increase substantially for the foreseeable future. In addition, Salon will continue to evaluate possible investments in businesses, products and technologies complementary to its existing business.

Salon currently anticipates that its available cash resources will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. Salon may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire complementary businesses, products or technologies. If Salon raises additional funds by selling equity securities, the percentage ownership of Salon's stockholders will be reduced and its stockholders may experience additional dilution. Salon cannot be sure that additional financing will be available on terms favorable to Salon, or at all. If adequate funds are not available on acceptable terms, Salon's ability to fund expansion, react to competitive pressures, or take advantage of unanticipated opportunities would be substantially limited. If this occurred, Salon's business would be significantly harmed.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with these year 2000 requirements or risk system failure or miscalculations that could cause disruptions of normal business activities.

State of Readiness

     Salon has made a preliminary assessment of the year 2000 readiness of its operating financial and administrative systems, including the hardware and software that support Salon's systems. Salon's assessment plan consists of:

 .     quality assurance testing of its internally developed proprietary software;

 .     contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of Salon's services to its users;

 .     contacting vendors of third-party systems;

 .     assessing repair or replacement requirements;

 .     implementing repair or replacement; and

 .     creating contingency plans in the event of year 2000 failures.

     Salon's year 2000 task force is currently conducting an inventory of and developing testing procedures for all software and other systems that it believes might be affected by year 2000 issues. Since third parties developed and currently support many of the systems that Salon uses, a significant part of this effort will be to ensure that these third-party systems are year 2000 ready. Salon plans to confirm this compliance through a combination of the representation by these third parties of their products' year 2000 readiness, as well as specific testing of these systems. Salon plans to complete this process prior to the end of the third calendar quarter of 1999. Until such testing is completed and such vendors and providers are contacted, Salon will not be able to completely evaluate whether its systems will need to be revised or replaced.

Costs

     To date, Salon has spent an immaterial amount on year 2000 readiness issues, but expects to incur an additional $350,000 to $500,000 in the future in connection with identifying, evaluating and addressing year 2000 readiness issues. Most of Salon's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees and consultants in the evaluation process and year 2000 readiness matters generally. Such expenses, if higher than anticipated, could have a material adverse effect on Salon's business, results of operations and financial condition.

Risks

     Salon is not currently aware of any year 2000 readiness problems relating to its internally-developed proprietary systems that would have a material adverse effect on Salon's business. Salon may discover year 2000 readiness problems in these systems that will require substantial revision. In addition, third-party software, hardware or services incorporated into Salon's material systems may need to be revised or replaced, all of which could be time-consuming and expensive. The failure of Salon to fix or replace its internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of users, advertisers or sponsors and other business interruptions, any of which could have a material adverse effect on Salon's business, results of operations and financial condition. Moreover, the failure to adequately address year 2000 readiness issues in its internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

     Salon is heavily dependent on a significant number of third-party vendors to provide both network services and equipment. A significant year 2000-related disruption of the services or equipment that third-party vendors provide to Salon could cause Salon's users, advertisers or sponsors to consider seeking alternate content providers or cause an unmanageable burden on its technical support, which in turn could materially and adversely affect Salon's business.

     In addition, governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of Salon's control may not be year 2000 ready. The failure by such entities to be year 2000 ready could result in a systemic failure beyond the control of Salon, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent Salon from delivering its services to its customers, decrease the use of the Internet or prevent users from accessing its Web sites which could have a material adverse effect on Salon's business.

Contingency Plan

     As discussed above, Salon is engaged in an ongoing year 2000 assessment and has not yet developed any contingency plans. The results of Salon's year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans Salon adopts.

Risk Factors That May Affect Our Results of Operations and Financial Condition

Because we have a limited operating history, it is difficult to evaluate our business and prospects.

     We originally incorporated in July 1995 and launched our initial Web sites in November 1995. Because we have a limited operating history, you must consider the risks and difficulties frequently encountered by early-stage companies like us in new and rapidly evolving markets, including the market for advertising and commerce on the Internet. Any future growth and success in our business will depend substantially upon our ability to attract a larger number of users to our Web sites and online communities, to increase advertising and sponsorship sales based on that audience and to meet the challenges described in the risk factors set forth below.

We lack significant revenues, we have a history of losses and we anticipate continued losses.

     We have not achieved profitability and expect to incur operating losses for the foreseeable future. We incurred net losses of $16.1 million in the three months ended June 30, 1999 (including the one time preferred deemed dividend of $11.5 million) and $6.2 million in the fiscal year ended March 31, 1999. As of June 30, 1999, our accumulated deficit was $28.8 million. We expect these operating losses to continue for at least the foreseeable future. We will need to generate significant revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial results would be severely harmed.

Our quarterly operating results are volatile and may adversely affect our stock price

Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could severely harm our business. These factors include:

 .     our ability to attract and retain banner advertisers, advertising sponsors and electronic commerce sponsors;

 .     our ability to attract and retain a large number of users;

 .     the introduction of new Web sites, services or products by us or by our competitors;

 .     the timing and uncertainty of our advertising and sponsorship sales cycles;

 .     the mix of banner advertisements and sponsorships sold by us or our competitors;

 .     seasonal declines in advertising sales, which typically occur in the first and third calendar quarters;

 .     the level of Internet usage;

 .     our ability to attract, integrate and retain qualified personnel;

 .     our ability to successfully integrate operations and technologies from acquisitions or other business combinations;

 .     technical difficulties or system downtime affecting the Internet generally or the operation of our Web sites; and

 .     the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure.

     In order to attract and retain a larger user base, we plan to significantly increase our expenditures on sales and marketing, content development, technology and infrastructure. Many of these expenditures are planned or committed in advance and in anticipation of future revenues. If our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues would likely adversely affect our quarterly operating results.

     Due to the factors noted above and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline.

We depend on banner advertising and sponsorship sales for substantially all of our revenues, and our inability to increase banner advertising and sponsorship revenues would harm our business

     Our revenues for the foreseeable future will depend substantially on sales of advertising and sponsorships. In the three months ended June 30, 1999, advertising and sponsorship sales accounted for 80% of our net revenues, and in the fiscal year ended March 31, 1999 they accounted for 94% of our net revenues. In order to increase our revenues, we will need to attract additional significant banner advertisers, advertising sponsors and electronic commerce sponsors on an ongoing basis. We may not be able to attract or retain a sufficient number of banner advertisers or advertising sponsors in the future, and if we cannot, our business would likely be severely harmed. Increasing our advertising and sponsorship revenues depends upon many factors, including whether we will be able to:

 .     successfully sell and market our network to advertisers and sponsors;

 .     increase our user base;

 .     increase the amount of revenues we receive per sponsorship;

 .     increase awareness of the Salon brand;

 .     target advertisements and electronic commerce opportunities to users with appropriate interests;

 .     accurately measure the number and demographic characteristics of our users; and

 .     attract and retain sales personnel.

If we do not sell a sufficient number of advertisements or sponsorships or do not engage a sufficient number of advertisers or sponsors during a particular period, our business could be severely harmed.

Our revenues depend on a limited number of advertisers and sponsors who are not subject to long-term agreements, and the loss of a number of these advertisers and sponsors could adversely affect our operating results

     Historically, we have relied on a small number of banner advertisers and advertising sponsors for a significant percentage of our revenues. In the three months ended June 30, 1999, Barnesandnoble.com accounted for approximately 11% of our revenues. In the fiscal year ended March 31, 1999, Borders accounted for approximately 13% of our revenues. The loss of any of our significant banner advertisers or advertising sponsors could adversely affect our business. We anticipate that our financial results in any given period will continue to significantly depend on revenues from a small number of banner advertisers and advertising sponsors. In addition, particularly because few banner advertisers and advertising sponsors are contractually obligated to purchase any advertising in the future, we are unable to anticipate our mix of banner advertisers and advertising sponsors in future fiscal periods.

The length of our sales cycles is uncertain and variable and may lead to shortfalls in or revenue and fluctuations in our operating results

     Our dependence on banner advertising and sponsorships subjects us to the risk of revenue shortfalls because the sales cycles for advertising and sponsorships vary significantly, and during these cycles we may expend substantial funds and management resources while not obtaining advertising or sponsorship revenues. If sales are delayed or do not occur, our financial results for a particular period may be harmed. The time between the date of initial contact with a potential banner advertiser or sponsor and receipt of a purchase order from the advertiser may range from as little as one week to up to nine months. Sales of banner advertising and sponsorships are subject to factors over which we have little or no control, including:

 .     advertisers' and sponsors' budgets;

 .     internal acceptance reviews by advertisers and their agencies;

 .     the timing of completion of advertisements and sponsorships; and

 .     the possibility of cancellation or delay of projects by advertisers or sponsors.

We must increase our user base to attract advertisers and sponsors and to generate additional revenue

     Increasing the size of our user base is critical to selling advertising and sponsorships and to increasing our revenues. If we cannot increase the size of our user base we may not be able to generate additional revenues, which could leave us unable to maintain or grow our business. To increase our user base, we must:

 .     expand our content and communities;

 .     expand our network of distribution partners;

 .     grow Salon brand recognition through advertising and syndication;

 .     enhance our technology to improve the functionality of our network of Web sites; and

 .     offer attractive electronic commerce opportunities to electronic commerce sponsors and users.

     If we do not achieve these objectives to increase our user base, our business could be severely harmed. Additionally, a significant element of our business strategy is to build loyal online communities because we believe communities help retain actively engaged users. However, the concept of developing these communities on the Web is unproven, and if it is not successful, then it may be more difficult to increase the size of our user base.

We must establish and maintain distribution relationships to attract more users to our network

     We depend on establishing and maintaining distribution relationships with high-traffic Web sites to increase our user base. There is intense competition for relationships with these sites, and we may not be able to enter into such relationships on favorable terms or at all. Even if we enter into distribution relationships with these Web sites, their sites may not attract significant numbers of users, and our Web sites may not attract additional users from these relationships. Moreover, we have paid and may in the future pay significant fees to establish these relationships.

We must continually develop compelling content to attract Internet users

     Our success depends upon our ability to attract and retain a large number of users by delivering original and compelling Internet content and services.
If we are unable to develop content and services that allow us to attract, retain and expand a loyal user base possessing high-value demographic characteristics, we will be unable to generate advertising revenues or enter into sponsorships, and our revenues and operating results will be severely harmed. The content and services we provide on our Web sites may not appeal to a sufficient number of Internet users to generate banner advertising revenues or attract sponsorships. Our ability to develop compelling content depends on several factors, including:

 .     the quality and number of writers and artists who create content for
      Salon;

 .     the quality of our editorial staff; and

 .     the technical expertise of our production staff.

     Consumer tastes and preferences change rapidly and we may not be able to anticipate, monitor, and successfully respond to these changes to attract and retain a sufficient number of users for our network of Web sites. Internet users can freely navigate and instantly switch among a large number of Web sites, many of which offer content and services that compete with Salon. In addition, many Web sites offer very specific, highly targeted content that could have greater appeal than our network to particular subsets of our target user base.

The new design of our network of Web sites may not appeal to users which could result in reduced traffic on our network

     In April 1999 we made significant changes to the design of our network of Web sites. If the new design of our network does not appeal to our existing users or new users, the amount of traffic on our network could be reduced, which would make it more difficult for us to enter into agreements with banner advertisers, advertising sponsors and electronic commerce sponsors, because these agreements are based on the quantity and quality of users that visit our network. A loss of advertisers or sponsors could harm our business.

The controversial content of our Web sites may limit our revenues from banner advertising, advertising sponsorships or electronic commerce sponsorships

     Many of our Web sites contain, and will continue to contain, content that is politically and culturally controversial. As a result of this content, current and potential advertisers and sponsors may refuse to do business with us. Our outspoken stance on political issues, including the investigation and impeachment of President Clinton, as well as much of our other published content, has and may continue to result in negative reactions from some users, commentators and other media outlets.

Our promotion of the Salon brand must be successful in order to attract and retain users as well as advertisers, sponsors and strategic partners

     The success of the Salon brand depends largely on our ability to provide high quality content and services. If Internet users do not perceive our existing content and services to be of high quality, or if we introduce new content and services or enter into new business ventures that are not favorably perceived by users, we may not be successful in promoting and maintaining our brand. Any expansion of the focus of our operations creates a risk of diluting our brand, confusing consumers and decreasing the value of our user base to advertisers. In order to attract and retain users, and to promote the Salon brand, we may need to increase our budgets for content and services or otherwise substantially increase our financial commitment to establishing and maintaining loyalty for the Salon brand name. If we are unable to establish the Salon brand or are forced to substantially increase our expenditures to promote the Salon brand, our business could be severely harmed.

We need to hire, integrate and/or retain qualified personnel because these individuals are important to our growth

     Our success significantly depends on the continued services of our key editorial and design personnel. In addition, because the content of our Web sites must be perceived by our users as having been created by credible and notable sources, our success also depends on the name recognition and reputation of our editorial staff, in particular David Talbot, Salon's editor-in-chief.
The loss of these individuals or other key editorial or design personnel would likely harm our business.

     In April 1999 we hired a chief financial officer and a senior vice president of sales. If we cannot integrate each of these persons into our management team, we may not be able to retain their services, and may have to search for other persons to fill these positions.

     We expect that we will need to hire additional personnel in all areas in 1999. Competition for personnel in the Internet industry is intense. We may be unable to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed.

We may expend significant resources to protect our intellectual property rights or to defend claims of infringement by third parties, and if we are not successful we may lose rights to use significant material or be required to pay significant fees

     Our success and ability to compete are significantly dependent on our proprietary content. We rely exclusively on copyright law to protect our content. While we actively take steps to protect our proprietary rights, these steps may not be adequate to prevent the infringement or misappropriation of our content. Infringement or misappropriation of our content or intellectual property could materially harm our business. We also license content from various freelance providers and other third-party content providers. While we attempt to insure that this content may be freely licensed to us, other parties may assert claims of infringement against us relating to this content.

     We may need to obtain licenses from others to refine, develop, market and deliver new services. We cannot assure you that we will be able to obtain any such licenses on commercially reasonable terms or at all or that rights granted pursuant to any licenses will be valid and enforceable.

     In April 1999 we acquired the Internet address www.salon.com. Because www.salon.com is the address of the main home page to our network of Web sites and incorporates our company name, it is a vital part of our intellectual property assets. We do not have a registered trademark on the address, and therefore it may be difficult for us to prevent a third party from infringing our intellectual property rights in the address. If we fail to adequately protect our rights in the address, or if a third party infringes our rights in the address or otherwise dilutes the value of www.salon.com, our business could be harmed.

Our technology development efforts may not be successful in improving the functionality of our network which could result in reduced traffic on our network

     We have recently developed a proprietary online publishing system. If this system does not work as intended, or if we are unable to continue to develop this system to keep up with the rapid evolution of technology for content delivery on the Internet, our network of Web sites may not operate properly which could harm our business. Additionally, software product development schedules are difficult to predict because they involve creativity and the use of new development tools and learning processes. Delays in our software development process could harm our business. Moreover, complex software products like our online publishing system frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although we have tested and will continue to test our publishing system, errors or deficiencies may be found in the system.

We rely on third parties for several critical functions relating to delivery of advertising and our Web site performance, and the failure of these third parties to supply these services in an efficient manner could limit our growth and impair our business

     We rely on a number of third party suppliers for various services, including Web hosting, banner advertising delivery software, Internet traffic measurement software and electronic commerce fulfillment services. While we believe that we could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by our current suppliers could materially harm our business.

     We have recently begun to use new third-party software to manage the delivery of banner advertising on our network of Web sites. If this software malfunctions or does not deliver the correct banner advertisements to our network, our advertising revenues could be reduced, and our business could be harmed.

     We have also recently begun to use new third-party software to measure traffic on our network of Web sites. If this software malfunctions or does not accurately measure our user traffic, we may not be able to justify our advertising rates, and our advertising revenues could be reduced.

Growth in our operations is placing a strain on our resources, and failure to manage growth effectively could harm our business

     We have experienced and are currently experiencing a period of significant growth. In the 12 months ended June 30, 1999 the number of employees we have increased 84%. In the three months ended June 30, 1999 our net revenues increased approximately 146% and our total expenses increased approximately 205% over the three months ended June 30, 1998. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting, finance, marketing, sales and production staffs, and our business could be harmed. We intend to add new subject-specific Web sites to our network, hire additional staff in all departments, expand existing offices and open new offices. As part of this growth, we will have to implement new operational procedures and controls to train and manage our employees and to expand and coordinate the operations of our various departments. If we acquire new businesses, we will also need to integrate new operations, technologies and personnel. If we cannot manage the growth of our network of Web sites, staff, offices and business generally our business could be harmed.

We may not be able to successfully integrate our acquisitions, and any failure to integrate could diminish the value of an acquired business or cause disruptions in our ongoing operations

     Acquisitions and business combinations entail numerous operational risks, including:

 .     difficulty in the assimilation of acquired operations, technologies or products;

 .     diversion of management's attention from other business operations;

 .     risks of entering markets in which we have limited or no experience; and

 .     potential loss of key employees of acquired businesses.

     We acquired The Well LLC, an online community provider, in March 1999. We may not be able to successfully integrate The Well LLC or any businesses, products, technologies or personnel that we might acquire in the future, and if we cannot, our business could be harmed.

We will need more working capital to expand our network and achieve our business objectives, and securing financing may be difficult because of the condition of our business or the uncertain nature of the financial markets

     We believe that our current cash resources, combined with the net proceeds from this offering, will meet our anticipated working capital and capital expenditure requirements for at least the 12 months following the date of this prospectus. We may need to raise additional capital to do the following:

 .     expand our network of Web sites and interactive communities;

 .     increase our electronic commerce opportunities;

 .     aggressively promote awareness of the Salon brand;

 .     make payments under distribution relationships;

 .     respond to competitive pressures; or

 .     acquire complementary businesses or technologies.

     If we raise additional capital by issuing equity or convertible debt securities, the percentage ownership of our then-current stockholders will be reduced, and such securities may have rights, preferences or privileges senior to those of our current stockholders. Additionally, we may not be able to obtain additional financing on favorable terms, or at all. If adequate capital is not available on acceptable terms, our ability to expand, take advantage of unanticipated opportunities, develop or enhance services or otherwise respond to competitive pressures would be significantly limited. This limitation could harm our business.

Acceptance and effectiveness of Internet advertising and electronic commerce is unproven and, to the extent it does not continue to grow, our market may not develop adequately and our business could be harmed

Our success is highly dependent on an increase in the use of the Internet for advertising and electronic commerce. If the markets for Internet advertising or electronic commerce do not develop, our business may be severely harmed.

     Currently, demand and market acceptance for Internet advertising is uncertain and may not increase as necessary for our business to grow or succeed. Many advertisers have little or no experience using the Internet for advertising purposes. The adoption of Internet advertising, particularly by companies that have historically relied on traditional media, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Potential advertisers may believe Internet advertising to be undesirable or less effective for promoting their products and services relative to traditional advertising media. If the Internet advertising market fails to develop or develops more slowly than we expect, our business could be harmed.

     Different pricing models are used to sell Internet advertising. It is difficult to predict which pricing models, if any, will emerge as the industry standard. This uncertainty makes it difficult to project our future advertising rates and revenues. Any failure to adapt to pricing models that develop or respond to competitive pressures could reduce our advertising revenues. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet user's computer are commonly available. Widespread use of this software could adversely affect the commercial viability of Internet advertising and our business.

     Many retailers have little or no experience using the Internet for electronic commerce. The adoption of electronic commerce, particularly by companies that have historically relied on traditional channels to sell their products and services, requires the acceptance of a new way of conducting business, exchanging information and completing commercial transactions. Potential electronic commerce partners may believe electronic commerce to be undesirable or less effective for selling their products and services relative to traditional channels. If the electronic commerce market fails to develop or develops more slowly than we expect, our business could be harmed.

Tracking and measurement standards for advertising may not evolve to the extent necessary to support Internet advertising, thereby creating uncertainty about the viability of our business model

     There are currently no standards for the measurement of the effectiveness of advertising on the Internet, and the industry may need to develop standard measurements in order to sustain advertising volume or attract new advertisers. Standardized measurements may not develop and if they do not, our business could be harmed. In addition, currently available software programs that track Internet usage and other tracking methodologies are rapidly evolving. The development of such software or other methodologies may not keep pace with our information needs, particularly to support our internal business requirements and those of our advertisers and sponsors. The absence or insufficiency of this information could limit our ability to attract and retain advertisers and sponsors.

     It is important to our advertisers and sponsors that we accurately measure the demographics of our user base and the delivery of advertisements on our Web sites. We depend on third parties to provide certain of these measurement services. If they are unable to provide these services in the future, we would need to perform them ourselves or obtain them from another provider, if available. This could cause us to incur additional costs or cause interruptions in our business while we are replacing these services. Companies may choose to not advertise on Salon or may pay less for advertising or sponsorships if they do not perceive our measurements or measurements made by third parties to be reliable.

If use of the Internet does not grow, our business could be harmed

     Our success is highly dependent upon continued growth in the use of the Internet generally and in particular as a medium for content, advertising and electronic commerce. If Internet usage does not grow, we may not be able to increase revenues from advertising and sponsorships and this may harm our business. Internet use by consumers is in an early stage of development, and market acceptance of the Internet as a medium for content, advertising and electronic commerce is highly uncertain. A number of factors may inhibit the growth of Internet usage, including:

 .     inadequate network infrastructure;

 .     security concerns;

 .     inconsistent quality of service; and

 .     limited availability of cost-effective, high-speed access.

If these or any other factors cause use of the Internet to slow or decline, our results of operations could be adversely affected.

Increasing competition among Internet content providers could reduce our advertising sales or market share, thereby harming our business

     The market for Internet content is relatively new, rapidly changing and intensely competitive. We expect competition for Internet content to continue to increase and if we cannot compete effectively our business could be harmed. Additionally, we expect the number of Web sites competing for the attention and spending of users, advertisers and sponsors to continue to increase, because there are so few barriers to entry on the Internet.

     Increased competition could result in advertising or sponsorship price reductions, reduced margins or loss of market share, any of which could harm our business. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our present and potential competitors are likely to enjoy substantial competitive advantages over us. If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business could be adversely affected.

If the Internet infrastructure continues to be unreliable, access to our network may be impaired and our business may be harmed

     Our success depends in part on the development and maintenance of the Internet infrastructure. If this infrastructure fails to develop or be adequately maintained, our business would be harmed because users may not be able to access our network of Web sites. Among other things, development and maintenance of a reliable infrastructure will require a reliable network backbone with the necessary speed, data capacity, security and timely development of complementary products for providing reliable Internet access and services.

     The Internet has experienced, and is expected to continue to experience, significant growth in number of users and amount of traffic. If the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face additional outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on our network of Web sites. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity. If the Internet infrastructure is not adequately developed or maintained, use of our network of Web sites may be reduced.

     Even if the Internet infrastructure is adequately developed and maintained, we may incur substantial expenditures in order to adapt our services and products to changing Internet technologies. Such additional expenses could severely harm our financial results.

We may be held liable for content on our Web sites

     As a publisher and distributor of content over the Internet, including user-generated content on our online communities, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the material that is published or distributed on our network of Web sites. These types of claims have been brought, sometimes successfully, against online services, Web sites and print publications in the past. Although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed. Any liability that is not covered by our insurance or is in excess of our insurance coverage could severely harm our business.

Concerns about transactional security may hinder our electronic commerce strategy by subjecting us to liability or by discouraging commercial transactions over the internet

     A significant barrier to electronic commerce is the secure transmission of confidential information over public networks. Any breach in our security could expose us to a risk of loss or litigation and possible liability. We rely on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in computer capabilities, new discoveries in the field of cryptography or other developments, a compromise or breach of the algorithms we use to protect customer transaction data may occur. A compromise of our security could severely harm our business. A party who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of our network of Web sites.

     We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price or at all. Concerns over the security of electronic commerce and the privacy of users may also inhibit the growth of the Internet as a means of conducting commercial transactions.

Our efforts to engage in electronic commerce may expose us to product liability claims

     We have and continue to foster relationships with manufacturers or other companies to offer certain products to users through our network of Web sites. We have very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of these products. Users who purchase products may sue us if any of the products sold on our network are defective, fail to perform properly or injure the user. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could severely harm our business.

Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

     Substantially all of our communications hardware and computer hardware operations for our Web sites are located at Frontier GlobalCenter's facilities in Sunnyvale, California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems and cause interruptions in our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our network of Web sites and could cause advertisers and sponsors to terminate any agreements with us. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems. We do not presently have a formal disaster recovery plan.

     Our Web sites must accommodate a high volume of traffic and deliver frequently updated information. In the past year, our Web sites have experienced slower response times or decreased traffic on approximately four different occasions due to a variety of reasons including hardware and software failures and intermittent Internet traffic routing problems beyond our control. For example, in March 1999, users were unable to access Table Talk for approximately two weeks as we upgraded our technology to compensate for unexpected growth in user activity. It is possible that we will experience similar systems failures in the future and that such failures could adversely affect our business. In addition, our users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any of these system failures could harm our business.

Governmental regulation of the Internet may restrict our business

     There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues including user privacy, pricing, and the characteristics and quality of products and services. An increase in regulation or the application of existing laws to the Internet could significantly increase our costs of operations and harm our business. For example, the Communications Decency Act of 1996 sought to prohibit the transmission of certain types of information and content over the Web. Additionally, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Imposition of access fees could increase the cost of transmitting data over the Internet.

Possible state sales and other taxes could adversely affect our results of operations

     We generally do not collect sales or other taxes in respect of goods sold to users on our network of Web sites. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies, including Salon, which engage in or facilitate electronic commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could reduce our ability to derive revenue from electronic commerce. Moreover, if any state or foreign country were to successfully assert that we should collect sales or other taxes on the exchange of merchandise on our network, our financial results could be harmed.

If we, or third parties on which we rely, fail to achieve year 2000 compliance, our business could be impaired

     We may discover year 2000 readiness problems in our internally developed systems that will require substantial revision. In addition, third-party software, hardware or services incorporated into our systems may need to be revised or replaced, all of which could be time-consuming and expensive. If we cannot fix or replace our internally developed proprietary software or third-party software, hardware or services before January 1, 2000 our operating costs could be increased and we could experience business interruptions which could harm our business. Additionally, if we cannot adequately address year 2000 readiness issues in our internally developed proprietary software, we could be subject to claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time consuming to defend.

     In addition, the software and systems of governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control may not be year 2000 ready. If these entities are not year 2000 ready, a systemic failure beyond our control could result, including a prolonged Internet, telecommunications or general electrical failure. This type of failure would make it difficult or impossible to use the Internet or access our network of Web sites and would prevent us from publishing our content. If a prolonged failure of this type occurred, our business would be severely harmed. If our advertisers and sponsors are not year 2000 ready, they may defer or cancel advertising scheduled to appear on our network of Web sites, which could adversely affect our financial results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high credit issuers in short-term securities with maturities of three to twenty four months. The average maturity of the portfolio will not exceed twelve months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

   PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  Legal Proceedings.

None at this time.

Item 2.  Changes in Securities and Use of Proceeds.

   The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-68749) relating to Company's initial public offering of its Common Stock, was June 21, 1999. A total of 2,500,000 shares of the Company's Common Stock were sold to an underwriting syndicate. The managing underwriters were W.R. Hambrecht & Co. and Daiwa Securities America, Inc. The offering commenced and completed on June 22, 1999, at an initial public offering price of $10.50 per share. The initial public offering resulted in gross proceeds of $26.3 million, $1.3 million of which was applied to the underwriting discount and approximately $1.0 million of which was applied to related expenses. As a result, net proceeds of the offering to the Company were approximately $24.0 million. Net proceeds of the Company's initial public offering were used to promote the Company's brand, expand the Company's sales and marketing, for working capital or invested in short-term, interest-bearing, investment-grade securities. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.



Item 4.  Submission of Matters to a Vote of Security Holders.

   Not applicable

Item 5.  Other Information.

   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits
        --------

        10.0 Standard office lease agreement between Pacific Resources PCX Development Inc. and Salon.com dated July 9, 1999.

        27.1    Financial Data Schedule

Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned thereunto duly authorized.

                SALON.COM

                 (Registrant)

   Dated: August 16, 1999       By: /s/  Michael O'Donnell
                                   --------------------------------------------
                                   Michael O'Donnell, Chief Executive Officer

   Dated: August 16, 1999       By:  /s/ Todd Hagen
                                   --------------------------------------------
                                   Todd Hagen, Chief Financial Officer



                EXHIBIT INDEX

   Exhibits
   --------

     10.0      San Francisco Lease

     27.1      Financial Data Schedule