Form 10-Q
period 1999-09-30
SALON INTERNET INC
filed 1999-11-12
CIK 1084332

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                               ----------------

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                      or

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

                         706 Mission Street, 2nd Floor
                            San Francisco, CA 94103
                   (Address of principal executive offices)
                               ----------------

                                (415) 882-8720
             (Registrant's telephone number, including area code)
                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None
                               ----------------

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 Par Value
                               (Title of Class)
                               ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on September 30, 1999 was 11,364,674 shares.
================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON.COM
INDEX
--------------------------------------------------------------------------------

                                                                                                                Page
PART I      FINANCIAL INFORMATION                                                                              Number
ITEM 1:     Financial Statements

            Consolidated Balance Sheets as of  September 30, 1999 (unaudited) and

               March 31, 1999................................................................................    3

            Consolidated Statements of Operations for the three months and six months

             ended September 30, 1999 and 1998 (unaudited)...................................................    4

            Consolidated Statements of Cash Flows for the six months ended

               September 30, 1999 and 1998 (unaudited).......................................................    5

            Notes to Consolidated Financial Statements.......................................................    6

ITEM 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations............   10

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk.......................................   26

PART II     OTHER INFORMATION

ITEM 1:     Legal Proceedings................................................................................   26

ITEM 2.     Changes in Securities and Use of Proceeds........................................................   26

ITEM 3.     Defaults upon Senior Securities..................................................................   26

ITEM 4.     Submission of Matters to a Vote of Security Holders..............................................   26

ITEM 5.     Other Information................................................................................   27

ITEM 6:     Exhibits and Reports on Form 8-K.................................................................   27

            Signature........................................................................................   27

            Exhibits.........................................................................................   28

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                   SALON.COM
                          CONSOLIDATED BALANCE SHEETS

                                                                                            March 31,       September,
                                                                                              1999             1999
Assets                                                                                                      (unaudited)
Current assets:
  Cash and cash equivalents                                                               $   754,000       $ 20,210,000
  Short term investments                                                                            -         10,255,000
  Accounts receivable, net                                                                    497,000            719,000
  Inventories                                                                                  26,000             17,000
  Prepaid expenses and other current assets                                                   578,000            660,000
                                                                                          -----------       ------------
      Total current assets                                                                  1,855,000         31,861,000

Property and equipment, net                                                                   707,000            769,000
Other assets                                                                                  136,000            231,000
Intangible assets, net                                                                      5,110,000          4,600,000
                                                                                          -----------       ------------
      Total assets                                                                        $ 7,808,000       $ 37,461,000
                                                                                          -----------       ------------

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                        $ 1,036,000       $  1,570,000
  Accrued liabilities                                                                         439,000          2,097,000
  Deferred revenue                                                                            541,000            154,000
  Bank borrowings                                                                             364,000            122,000
                                                                                          -----------       ------------
      Total current liabilities                                                             2,380,000          3,943,000

Bank borrowings, net of current portion                                                        75,000                  -
                                                                                          -----------       ------------
      Total liabilities                                                                     2,455,000          3,943,000
                                                                                          -----------       ------------

Stockholders' Equity:
  Convertible preferred stock, no par value;
    8,108,750 and 5,000,000 shares authorized at March 31, 1999 and September
    30, 1999, respectively; 4,815,345 and 0 shares
    were issued and outstanding at March 31, 1999 and September 30, 1999,
    respectively;                                                                          15,789,000                  -
  Common stock, $0.001 par value;
  12,500,000 and 50,000,000 shares authorized at March 31, 1999 and September
  30, 1999, respectively; 447,496 and 11,364,674 shares were issued and
   outstanding at March 31, 1999 and September 30, 1999, respectively.                          1,000             11,000
  Additional paid-in capital                                                                3,147,000         70,122,000
  Unearned compensation                                                                      (834,000)        (3,088,000)
  Accumulated deficit                                                                     (12,750,000)       (33,527,000)
                                                                                          -----------       ------------
      Total stockholders' equity                                                            5,353,000         33,518,000
                                                                                          -----------       ------------
       Total liabilities and stockholders' equity                                         $ 7,808,000       $ 37,461,000
                                                                                          -----------       ------------

       The accompanying notes are an integral part of these consolidated financial statements.

                                   SALON.COM
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in 000, except per share data)

                                                                        Three Months                   Six Months
                                                                            Ended                         Ended
                                                                        September 30,                 September 30,
                                                                     --------------------          --------------------
                                                                                                       (unaudited)
                                                                        1998        1999             1998         1999
                                                                     -------      -------          -------     --------
Revenue                                                                 $619       $1,378           $1,028       $2,383
Operating expenses:

     Production, content, and product                                    965        2,118            1,809        4,220
     Sales and marketing                                                 797        2,637            1,487        4,467
     Research and development                                             94          304              175          534
     General and administrative                                          118          551              213        1,127
     Amortization                                                          -          256                -          511
     Stock-based compensation                                            135          602              276        1,233
                                                                     -------      -------          -------     --------
       Total operating expenses                                        2,109        6,468            3,960       12,092
Loss from operations                                                  (1,490)      (5,090)          (2,932)      (9,709)
Other income                                                               5          393               23          447
                                                                     -------      -------          -------     --------
       Net loss                                                       (1,485)      (4,697)          (2,909)      (9,262)
Preferred Dividend                                                       213            -              213       11,515
                                                                     -------      -------          -------     --------
Net loss attributable to common stockholders                         ($1,698)     ($4,697)         ($3,122)    ($20,777)
                                                                     -------      -------          -------     --------
Basic and diluted net loss per share attributable to                  ($4.37)       ($.41)          ($8.12)      ($3.16)
  common stockholders
Weighted average shares used in computing basic                          389       11,319              385        6,575
  and diluted net loss per share attributable to common
  stockholders
Pro forma net loss per share, basic and diluted (see note 3)           ($.35)       ($.34)           ($.68)       ($.75)

Note:
Net loss attributable to common stockholders                         ($1,698)     ($4,697)         ($3,122)    ($20,777)
Less: Amortization of intangible assets                                    -          256                -          511
      Stock-based compensation                                           135          602              276        1,233
      Preferred deemed dividend                                          213            -              213       11,515
                                                                     -------      -------          -------     --------
Pro forma net loss attributable to common stockholders               ($1,350)     ($3,839)         ($2,633)     ($7,518)

Shares used in computing pro forma net loss, basic and                 3,908       11,319            3,869       10,034
  diluted
Pro forma net loss per share, basic and diluted                        ($.35)       ($.34)           ($.68)       ($.75)

  The accompanying notes are an integral part of these consolidated financial statements.

                                   SALON.COM
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Six Months Ended Sept. 30,
                                                                                          1998               1999
                                                                                                (unaudited)
Cash flows from operating activities:
Net loss                                                                               $ (2,909,000)     $  (9,262,000)
Adjustments to reconcile net loss
  to net cash used in operating activities:
     Stock-based compensation                                                               276,000          1,233,000
     Depreciation and amortization                                                          103,000            607,000
     Amortization of discount on bank borrowings                                              8,000             13,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                                 (233,000)          (222,000)
       Inventories                                                                          (29,000)             8,000
       Prepaid expenses and other assets                                                     22,000             67,000
       Accounts payable                                                                     269,000            534,000
       Accrued liabilities                                                                  110,000          1,658,000
       Deferred revenue                                                                     151,000           (387,000)
                                                                                       ------------      -------------
           Net cash used in operating activities                                         (2,232,000)        (5,751,000)
                                                                                       ------------      -------------
Cash flows from investing activities:
Purchase of property and equipment                                                         (273,000)          (158,000)
Net purchase of investments                                                                       -        (10,255,000)
                                                                                       ------------      -------------
           Net cash used in investing activities                                           (273,000)       (10,413,000)
                                                                                       ------------      -------------
Cash flows from financing activities:
Proceeds from issuance of preferred stock and common stock warrants, net                  2,685,000         10,936,000
Proceeds from issuance of common stock, net                                                       -         24,929,000
Proceeds from exercise of options                                                             3,000             86,000
Proceeds from bank debt                                                                     458,000                  -
Repayments of bank borrowings                                                               (46,000)          (331,000)
                                                                                       ------------      -------------
           Net cash provided by financing activities                                      3,100,000         35,620,000
                                                                                       ------------      -------------

Net increase in cash and cash equivalents                                                   595,000         19,456,000

Cash and cash equivalents - beginning of period                                           1,926,000            754,000
                                                                                       ------------      -------------

Cash and cash equivalents - end of period                                              $  2,521,000      $  20,210,000
                                                                                       ------------      -------------
Non-cash investing and financing transactions:
 Unearned compensation in connection with the issuance
   of stock options                                                                    $    627,000      $   3,487,000
                                                                                       ------------      -------------
 Issuance of warrants in connection with bank borrowings                               $     36,000      $           -
                                                                                       ------------      -------------
 Issuance of warrants in connection with agreements                                    $    217,000      $     244,000
                                                                                       ------------      -------------
 Conversion of preferred stock to common stock                                         $          -      $  25,301,000
                                                                                       ------------      -------------
 Preferred deemed dividend                                                             $    213,000      $  11,515,000
                                                                                       ------------      -------------

  The accompanying notes are an integral part of these consolidated financial statements.

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

2.   Basis of Presentation

     The accompanying consolidated financial statements as of September 30, 1999 and for the three months and six months ended September 30, 1998 and 1999 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's financial position, results of operations and cash flows as of and for the six months ended September 30, 1998 and 1999. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with Salon's audited financial statements included in Salon's Form S-1 registration statement, as amended, filed with the Securities and Exchange Commission. The balance sheet as of March 31, 1999 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles. The results for the three months and six months ended September 30, 1999 are not necessarily indicative of the expected results for any other interim period or the year ending March 31, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.

3.   Summary of Significant Accounting Policies

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derviative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Salon will adopt SFAS No. 133 during its year ending March 31, 2002. To date, Salon has not engaged in derivative or hedging activities. Salon is unable to predict the impact of adopting SFAS No. 133 if it were to engage in derivative and hedging activities in the future.

     Net loss per share

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock as their effect will be anti-dilutive.

     Pro forma net loss per share has been computed as described above except that it assumes the conversion of preferred stock outstanding into common stock during the relevant period. It also eliminates non-cash charges for amortization of intangible assets, stock-based compensation, and the preferred deemed dividend from the net loss.


                                                   ($ in 000's, except per share data)

                                                                   Three months ended                  Six months ended
                                                                      September 30                       September 30
                                                                   1998          1999                  1998        1999
                                                              ---------------------------------------------------------------
Net loss attributable to common stockholders                      $  (1,698)      $ (4,697)            $  (3,122)  $ (20,777)
Less:  Amortization of intangible assets                                  -            256                     -         511
       Stock based compensation                                         135            602                   276       1,233
       Preferred deemed dividends                                       213              -                   213      11,515

Adjusted net loss attributable to common stockholders                (1,350)        (3,839)               (2,633)     (7,518)
Shares used in computing net loss attributable to common
stockholders, basic and diluted                                         389         11,319                   385       6,575
Adjustment to reflect the assumed conversion of
preferred stock                                                       3,519              -                 3,484       3,459

Shares used in computing pro forma net loss, basic                    3,908         11,319                 3,869      10,034
and diluted

Pro forma net loss per share, basic and diluted                   $   (0.35)      $  (0.34)            $   (0.68)  $   (0.75)

     Investments

     Investments consist of high quality debt securities with original maturity dates greater than ninety days. In accordance with SFAS No. 115, "Accounting for Certain investments in Debt and Equity Securities," Salon's investments are classified as available-for-sale and, at the balance sheet date, are reported at fair value, with the unrealized gains and losses, net of related taxes, reported as a component of other comprehensive income (loss). Unrealized gains and losses were immaterial as of September 30, 1999. The cost of these investments at September 30, 1999 was $10,255,000.

     Inventories
     Inventories consist solely of finished goods.

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Concentrations

          No customer accounted for over 10% of revenues for the three months ended September 30, 1999. For the three months ended September 30, 1998, one customer accounted for 39% of total revenues. No customer accounted for over 10% of net revenues for the six months ended September 30, 1999 and one customer accounted for 37% of net revenues for the six months ended September 30, 1998.

          Included in sponsorship and advertising revenues are barter transactions that accounted for $363,000 or approximately 26% of total revenues and $92,000 or 15% of total revenues for the three months ended September 30, 1999 and 1998, respectively; and $478,000 or 20% and $183,000 or 18% of total revenues for the six months ended September 30, 1999, and 1998, respectively.

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

          On April 14, 1999, Salon completed an additional offering of Series C preferred stock. Pursuant to this offering, a total of 2,967,782 additional shares of Series C preferred stock were sold at a price of $3.88 per share, for total net proceeds of approximately $10.9 million. The difference between the offering price and the deemed fair value of the common stock on the date of the transaction resulted in a beneficial conversion feature in the amount of $11,515,000. The beneficial conversion feature has been reflected as a preferred dividend in the statement of operations. In connection with investment broker services provided during this offering Salon issued warrants to entities affiliated with Daiwa Securities America, Inc. to purchase an aggregate of 148,389 shares of Series C preferred stock at an exercise price of $3.88 per share. Upon completion of the Salon's IPO, the warrants converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price. The warrants may be exercised at any time within five years after issuance. Salon valued the warrants using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk-free rate of 5.14%, an expected dividend yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrants of $1.4 million has been netted against the proceeds from the offerings.

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

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On April 14, 1999, in connection with marketing consulting services to be provided to Salon, a warrant was issued to ACT III Communications to purchase 25,773 shares of Series C preferred stock at an exercise price of $3.88 per share. Upon completion of the Salon's IPO, the warrant converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price. The warrant may be exercised at any time within five years after issuance. Salon valued the warrant using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk-free rate of 5.14%, an expected dividend yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrant of $244,000 was recorded in other assets, and is being amortized over the term of the agreement.

     Stockholders' equity activity for the six months ended September 30, 1999 was as follows:

                                                                           Additional
                                            Preferred         Common       Paid-In          Unearned          Accumulated
                                            Stock             Stock        Capital          Compensation      Deficit
                                           -------------------------------------------------------------------------------
Balance - March 31,1999                    15,789,658           448         3,146,811           (833,799)     (12,750,412)

Issuance of Series C
     preferred stock and
     warrant, net                           9,511,179             -         1,424,492                  -                -

Unearned compensation                               -             -         3,487,847         (3,487,847)               -

Exercise of stock options for cash                  -           636            85,384                  -                -

Issuance of common stock for cash                   -             -           997,400                  -                -

Issuance of preferred  stock warrants               -             -           243,979                  -                -

Initial public offering                             -         2,500        23,928,471                  -                -

Conversion of preferred stock to
common                                    (25,300,837)        7,781        25,293,054                  -                -

Amortization of unearned compensation               -             -                 -          1,233,000                -

Net loss                                            -             -                 -                  -       (9,261,451)

Preferred deemed dividend                           -             -        11,515,000                  -      (11,515,000)


Balance - September 30,1999                         -        11,365        70,122,438         (3,088,646)     (33,526,863)

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       If the stock-based compensation for the three and six months ended September 30, 1998 and 1999 had been allocated across the relevant functional expense categories within operating expenses, it would be allocated as follows:

                                              Three months ended            Six months ended
                                                 September 30                 September 30
                                                  1998         1999            1998          1999
                                              ------------------------------------------------------
Production, content and product               $    60,000  $   222,000      $  123,000   $   454,000
Sales and marketing                                59,000      174,000         121,000       356,000
Research and development                           12,000       28,000          24,000        59,000

General and administrative                          4,000      178,000           8,000       364,000
                                              ------------------------------------------------------

                                              $   135,000  $   602,000      $  276,000   $ 1,233,000
                                              ------------------------------------------------------

5.   Subsequent Events

       On September 23,1999, Salon amended its security and loan agreement with Imperial Bank dated April 13, 1998. The amendment was an additional revolving loan for a maximum amount of $2,000,000. The agreement is collateralized by the assets of Salon and contains certain financial covenants. As of September 30, 1999, there was no outstanding balance under the security and loan agreement.

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

      In September 1999, approximately 1.9 million unique users visited Salon's network of Web sites, compared to approximately 1.3 million unique users in June 1999 and approximately 1.0 million unique users in September 1998. Salon generated approximately 59 million page views for the three months ended September 30, 1999, compared to approximately 47 million page views for the three months ended June 30, 1999 and approximately 35 million page views for the three months ended September 30, 1998. Salon generated 260,000,000 ad impressions for the three months ended September 30, 1999 compared to 159,000,000 for the three months ended June 30, 1999 and 35,000,000 for the three months ended September 30, 1998.

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


      Salon has derived a significant amount of its revenues to date from Internet advertising, advertising sponsorships and e-commerce sponsorships. Advertising and sponsorship revenue represented 89.0% of net revenues for the three months ended September 30, 1999.

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

      Advertising sponsorship revenues are derived generally from contracts ranging from six to thirty-six months in which Salon commits to provide sponsors with enhanced promotional opportunities beyond traditional banner advertising. Sponsorship agreements typically include the delivery of impressions, exclusive relationships, and design and development of customized co-branded pages designed to achieve broad marketing objectives including brand awareness and product introduction. Salon also offers exclusive category opportunities to sponsors, such as Lexus' sponsorship of Salon's Brilliant Careers editorial series.

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

Results of Operations

Net Revenues

      Net revenues increased 123% to $1.4 million for the three months ended September 30, 1999 from $619,000 for the three months ended September 30, 1998 and 132% to $2.4 million for the six months ended September 30, 1999 from $1.0 million for the six months ended September 30, 1998. The increase in revenues was primarily due to Salon's ability to generate significantly higher sponsorship and advertising revenues and development of its subscription strategy through the acquisition of The Well and launch of Salon Members. The net increase in Internet advertising, advertising sponsorship and e-commerce sponsorship revenues was primarily due to an increase in the number of impressions sold and an increase in the number of sponsors advertising on Salon's Web sites. Sponsorship and advertising revenues accounted for approximately 89% and 98% of net revenues for the three months ended September 30, 1999 and 1998, respectively, and 85% and 98% of net revenues for the six months ended September 30, 1999 and 1998, respectively.

      No customer accounted for over 10% of revenues for the three months ended September 30, 1999. For the three months ended September 30, 1998, one customer accounted for 39%. No customer accounted for over 10% of net revenues for the six months ending September 30,1999 and one customer accounted for 37% of net revenues for the six months ending September 30,1998.

      Included in sponsorship and advertising revenues are barter transactions that accounted for $363,000 or approximately 26% of revenues and $92,000 or 15% of revenues for the three months ended September 30, 1999 and 1998, respectively. Barter transactions accounted for $478,000 or 20% of revenues and $183,000 or 18% of revenues for the six months ended September 30, 1999 and 1998, respectively.

Operating Expenses

Production, Content and Product

      Production, content and product expenses consist primarily of payroll and related expenses for Salon's editorial, artistic, production and The Well staff, payments to freelance writers and artists, and telecommunications and computer related expenses for the support and delivery of Salon's Web sites and online communities. Also included in production, content and product expenses are costs associated with electronic commerce transactions, including the costs of product inventory and distribution. Production, content and product expenses were approximately $2.1 million, or 154% of net revenues, and $965,000 or 156% of net revenues for the three months ended September 30, 1999 and 1998, respectively, and $4.2 million or 177% of net revenues and $1.9 million or 176% of net revenues for the six months ended September 30, 1999 and 1998, respectively. The increase in production, content and product expenses is primarily attributable to increased costs relating to growth in Salon's editorial, art, and production staff, costs associated with Salon's new online community The Well, and payments to freelance writers and artists.

Sales and Marketing

      Sales and marketing expenses consist of payroll and related expenses, including commissions, travel expenses and other costs associated with Salon's advertising and sponsorship sales force, as well as advertising, promotional and distribution costs. Sales and marketing expenses were $2.6 million, or 191% of revenues and $797,000, or 129% of revenues for the three months ended September 30, 1999 and 1998, respectively; and $4.5 million or 187% of revenues and $1.5 million or 145% of revenues for the six months ended September 30, 1999 and 1998, respectively. The increase in sales and marketing expenses was primarily attributable to Salon's advertising campaign in print and on the radio and television, as well as the hiring of additional sales personnel. Included in sales and marketing expenses are barter expenses, which accounted for $397,000 and $92,000 for the three months ended September 30, 1999 and 1998, respectively; and $512,000 and $183,000 for the six months ended September 1999 and 1998, respectively.

Research and Development

      Research and development expenses consist of costs associated with the development and maintenance of technology, including Salon's publishing platform software and archival database, as well as in technical support staff for Salon's Web sites and online communities. Research and development expenses increased 223% to $304,000 in the three months ended September 30, 1999 from $94,000 in the three months ended September 30, 1998. Research and develoment expenses as a percentage of revenue, increased to 22% for the three months ended September 30,1999 from 15% for the same period in 1998, and 22% for the six months ended September 30, 1999 from 17% in the same period in 1998. Research and development expenses also increased 204% to $534,000 from $176,000 for the six months ended September 30, 1999 compared to the same period a year ago. The increase in research and development expenses is primarily attributable to salary and payroll related expenses for the technical support of Salon's new websites, online communities, and increased staff, as well as the maintenance and development of new technology, including the design and development of a new publishing platform and advertising delivery system.

General and Administrative

       General and administrative expenses consist primarily of salaries, payroll taxes and benefits and related costs for general corporate functions including executive management, finance, and legal and other professional fees. General and administrative expenses were $552,000 or 40% of total revenues, and $118,000 or 19% of total revenues for the three months ended September 30, 1999 and 1998, respectively; and $1.1 million or 47% and $213,000 or 21% of total revenues for the six months ended September 30, 1999 and 1998, respectively. The increase in general and administrative expenses is primarily attributable to salary and related expenses for additional personnel hired to support the growth of Salon's business and activities as a public company and higher professional fees. General and administrative expenses increased as a percentage of total revenues as a result of the increased growth of general and administrative expenses in relation to revenue growth.

Amortization of Intangibles

       Amortization of intangibles consists of the costs associated with the amortization of the intangibles and goodwill associated with the acquisition of The Well. The acquisition of The Well is being accounted for using the purchase method of accounting and is being amortized on a straight-line basis over 60 months. Amortization expenses were $256,000 or 19% of revenue, for the three months ended September 30, 1999 and $511,000 or 21% of net revenue for the six months ended September 30, 1999. There was no amortization expense in 1998.

Stock-based Compensation

       Stock-based compensation consists of expenses associated with the issuance of stock options and warrants. Stock-based compensation charges were $602,000 or 44% of net revenue for the three months ended September 30, 1999, compared to $135,000 or 22% of revenue for the three months ended September 30, 1998. Stock based compensation charges were $1.2 million or 52% of net revenue and $276,000 or 27% of net revenue for the six months ended September 30, 1999 and 1998, respectively. The increase in stock based compensation expenses is primarily attributable to an increased number of employee options to new and existing employees.

Other Income, Net

       Other income consists primarily of interest earned on Salon's cash, cash equivalents and short term investments, offset by interest expense on borrowings. Other income increased to $393,000 in the three months ended September 30, 1999 from $5,000 for the three months ended September 30, 1998 and increased to $448,000 in the six months ended September 30, 1999 from $23,000 for the six months ended September 30,1998. The increase in other income is primarily attributable to an increase in the amount of interest earned by Salon due to an increase in Salon's cash balance as a result of its financing activities including Salon's initial public offering and Series C Financing activities during the quarter ended June 30, 1999 and the sale of additional stock in July 1999.

Preferred Deemed Dividend

       The preferred deemed dividend of $11.5 million for the three months ended June 30, 1999 is the difference between the offering price of Salon's Series C preferred stock sold in April 1999, and the deemed fair value of Salon's common stock on the date of the transaction. This is a one-time non cash expense that was incurred in the prior quarter. There is no preferred dividend expense for the three months ended September 30, 1999.

Net Loss

       Salon recorded a pro forma net loss of $3.8 million, or $.34 per share, for the three months ended September 30, 1999, compared to a pro forma net loss of $1.3 million, or $.35 per share, for the three months ended September 30, 1998.

For the six months ended September 30, 1999 and 1998, Salon recorded a pro forma net loss of $7.5 million or $.75 per share and $2.6 million or $.68 per share, respectively. Salon recorded a net loss of $4.7 million, or $.41 per share, for the three months ended September 30, 1999 compared to a net loss of $1.7 or $4.37 per share for three months ended September 30, 1998. Salon recorded a net loss of $20.8 million for the six months ended September 30, 1998, or $3.16 per share compared to a net loss of $3.1 million or $8.12 per share for the same period in 1998.

Liquidity and Capital Resources

      Since its inception, Salon has primarily financed its operations through the private placement of its convertible preferred stock and its initial public offering of common stock. As of September 30, 1999, Salon had approximately $30.5 million in cash and cash equivalents and short term investments, of which $24.0 million was obtained through Salon's initial public offering in June 1999 and $1.0 million for the sale of the additional stock in July 1999.

      Net cash used for operations was $5.8 million for the six months ended September 30, 1999, compared to $2.2 million for the six months ended September 30, 1998. The principal use of cash from operations was the net loss generated from operations.

      Net cash used for investing activities totaled $10.4 million for the six months ended September 30, 1999, compared to $273,000 for the six months ended September 30, 1998. Net cash used for investing activities in each of these respective periods consisted primarily of purchases of short-term investments and purchases of certain equipment, including computer equipment.

      Net cash provided by financing activities increased to $35.6 million for the six months ended September 30, 1999 from net cash used in financing activities of $3.1 million for the six months ended September 30, 1998. The increase was primarily due to the receipt of $24.0 million of net proceeds from Salon's initial public offering in June 1999, and $10.9 million of net proceeds from the private placement of preferred stock in April 1999 and $1.0 million for the sale of additional stock in July 1999.

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

      Salon's year 2000 task force is currently conducting an inventory of and developing testing procedures for all software and other systems that it believes might be affected by year 2000 issues. Since third parties developed and currently support many of the systems that Salon uses, a significant part of this effort will be to ensure that these third-party systems are year 2000 ready. Salon plans to confirm this compliance through a combination of the representation by these third parties of their products' year 2000 readiness, as well as specific testing of these systems. Salon plans to complete this process prior to the end November 1999. Until such testing is completed and such vendors and providers are contacted, Salon will not be able to completely evaluate whether its systems will need to be revised or replaced.

      Costs

      To date, Salon has spent an immaterial amount on year 2000 readiness issues, but expects to incur an additional $200,000 to $300,000 in the future in connection with identifying, evaluating and addressing year 2000 readiness issues. Most of Salon's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees and consultants in the evaluation process and year 2000 readiness matters generally. Such expenses, if higher than anticipated, could harm Salon's business.

      Risks

      Salon is not currently aware of any year 2000 readiness problems relating to its internally-developed proprietary systems that would harm Salon's business. Salon may discover year 2000 readiness problems in these systems that will require substantial revision. In addition, third-party software, hardware or services incorporated into Salon's material systems may need to be revised or replaced, all of which could be time-consuming and expensive. The failure of Salon to fix or replace its internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of users, advertisers or sponsors and other business interruptions, any of which could have harm Salon's business. Moreover, the failure to adequately address year 2000 readiness issues in its internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

      Salon is heavily dependent on a significant number of third-party vendors to provide both network services and equipment. A significant year 2000-related disruption of the services or equipment that third-party vendors provide to Salon could cause Salon's users, advertisers or sponsors to consider seeking alternate content providers or cause an unmanageable burden on its technical support, which in turn could harm Salon's business.

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

Risk Factors That May Affect Our Results of Operations and Financial Condition

Because we have a limited operating history, it is difficult to evaluate our business and prospects

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

We lack significant revenues, we have a history of losses and we anticipate continued losses

      We have not achieved profitability and expect to incur operating losses for the foreseeable future. We incurred net losses attributable to common stockholders of $20.8 million in the six months ended September 30, 1999 and $6.2 million in the fiscal year ended March 31, 1999. As of September 30, 1999, our accumulated deficit was $33.5 million. We expect these operating losses to continue for at least the foreseeable future. We will need to generate significant revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial results would be severely harmed.

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

      In order to attract and retain a larger user base, we plan to significantly increase our expenditures on sales and marketing, content development, technology and infrastructure. Many of these expenditures are planned or committed in advance and in anticipation of future revenues. If our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues would likely harm our quarterly operating results.

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

We depend on banner advertising and sponsorship sales for substantially all of our revenues, and our inability to increase banner advertising and sponsorship revenues would harm our business

      Our revenues for the foreseeable future will depend substantially on sales of advertising and sponsorships. In the three months ended September 30, 1999, advertising and sponsorship sales accounted for 89% of our net revenues, and in the fiscal year ended March 31, 1999 they accounted for 94% of our net revenues. In order to increase our revenues, we will need to attract additional significant banner advertisers, advertising sponsors and electronic commerce sponsors on an ongoing basis. We may not be able to attract or retain a sufficient number of banner advertisers or advertising sponsors in the future, and if we cannot, our business would likely be severely harmed. Increasing our advertising and sponsorship revenues depends upon many factors, including whether we will be able to:

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

Our revenues depend on a limited number of advertisers and sponsors who are not subject to long-term agreements, and the loss of a number of these advertisers and sponsors could harm our operating results

      Historically, we have relied on a small number of banner advertisers and advertising sponsors for a significant percentage of our revenues. In the three months ended September 30, 1999, Barnesandnoble.com accounted for approximately 8% of our revenues. In the fiscal year ended March 31, 1999, Borders accounted for approximately 13% of our revenues. The loss of any of our significant banner advertisers or advertising sponsors could harm our business. We anticipate that our financial results in any given period will continue to significantly depend on revenues from a small number of banner advertisers and advertising sponsors. In addition, particularly because few banner advertisers and advertising sponsors are contractually obligated to purchase any advertising in the future, we are unable to anticipate our mix of banner advertisers and advertising sponsors in future fiscal periods.

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

We may expend significant resources to protect our intellectual property rights or to defend claims of infringement by third parties, and if we are not successful we may lose rights to use significant material or be required to pay significant fees

      Our success and ability to compete are significantly dependent on our proprietary content. We rely exclusively on copyright law to protect our content. While we actively take steps to protect our proprietary rights, these steps may not be adequate to prevent the infringement or misappropriation of our content. Infringement or misappropriation of our content or intellectual property could severely harm our business. We also license content from various freelance providers and other third-party content providers. While we attempt to insure that this content may be freely licensed to us, other parties may assert claims of infringement against us relating to this content.

      We may need to obtain licenses from others to refine, develop, market and deliver new services. We may not be able to obtain any such licenses on commercially reasonable terms or at all or rights granted pursuant to any licenses may not be valid and enforceable.

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

We rely on third parties for several critical functions relating to delivery of advertising and our Web site performance, and the failure of these third parties to supply these services in an efficient manner could limit our growth and impair our business

      We rely on a number of third party suppliers for various services, including Web hosting, banner advertising delivery software, Internet traffic measurement software and electronic commerce fulfillment services. While we believe that we could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by our current suppliers could severely harm our business.

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

Growth in our operations is placing a strain on our resources, and failure to manage growth effectively could harm our business

      We have experienced and are currently experiencing a period of significant growth. In the year ended September 30, 1999 the number of employees we have increased 216%. In the three months ended September 30, 1999 our total revenues increased approximately 123% and our net expenses increased approximately 207% compared to the three months ended September 30, 1998. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting, finance, marketing, sales and production staffs, and our business could be harmed. We intend to add new subject-specific Web sites to our network, hire additional staff in all departments, expand existing offices and open new offices. As part of this growth, we will have to implement new operational procedures and controls to train and manage our employees and to expand and coordinate the operations of our various departments. If we acquire new businesses, we will also need to integrate new operations, technologies and personnel. If we cannot manage the growth of our network of Web sites, staff, offices and business generally our business could be harmed.

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

We will need more working capital to expand our network and achieve our business objectives, and securing financing may be difficult because of the condition of our business or the uncertain nature of the financial markets

     We believe that our current cash resources, combined with the net proceeds from this offering, will meet our anticipated working capital and capital expenditure requirements for at least the XX months following the date of this prospectus. We may need to raise additional capital to do the following:

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

If these or any other factors cause use of the Internet to slow or decline, our results of operations could be harmed.

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

     Increased competition could result in advertising or sponsorship price reductions, reduced margins or loss of market share, any of which could harm our business. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our present and potential competitors are likely to enjoy substantial competitive advantages over us. If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business could be harmed.

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

We may be held liable for content on our Web sites

     As a publisher and distributor of content over the Internet, including user-generated content on our online communities, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the material that is published or distributed on our network of Web sites. These types of claims have been brought, sometimes successfully, against online services, Web sites and print publications in the past. Although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed. Any liability that is not covered by our insurance or is in excess of our insurance coverage could severely harm our financial condition and business.

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

     Our Web sites must accommodate a high volume of traffic and deliver frequently updated information. In the past year, our Web sites have experienced slower response times or decreased traffic on approximately four different occasions due to a variety of reasons including hardware and software failures and intermittent Internet traffic routing problems beyond our control. For example, in March 1999, users were unable to access Table Talk for approximately two weeks as we upgraded our technology to compensate for unexpected growth in user activity. It is possible that we will experience similar systems failures in the future and that such failures could harm our business. In addition, our users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any of these system failures could harm our business.

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

     In addition, the software and systems of governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control may not be year 2000 ready. If these entities are not year 2000 ready, a systemic failure beyond our control could result, including a prolonged Internet, telecommunications or general electrical failure. This type of failure would make it difficult or impossible to use the Internet or access our network of Web sites and would prevent us from publishing our content. If a prolonged failure of this type occurred, our business would be severely harmed. If our advertisers and sponsors are not year 2000 ready, they may defer or cancel advertising scheduled to appear on our network of Web sites, which could harm our financial results.

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

Item 2. Changes in Securities and Use of Proceeds.

     The effective date of Salon's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-68749) relating to Salon's initial public offering of its common stock, was June 21, 1999. A total of 2,500,000 shares of Salon's common stock were sold to an underwriting syndicate. The managing underwriters were W.R. Hambrecht & Co. and Daiwa Securities America, Inc. The offering commenced and completed on June 22, 1999, at an initial public offering price of $10.50 per share. The initial public offering resulted in gross proceeds of $26.3 million, $1.3 million of which was applied to the underwriting discount and approximately $1.0 million of which was applied to related expenses. As a result, net proceeds of the offering to Salon were approximately $24.0 million. On July 26, 1999, Salon issued an additional 100,000 shares of common stock at a price of $9.975 per share for total proceeds of $997,500. The shares were issued upon exercise of a 30-day option granted to Salon's underwriters to cover over-allotments. Net proceeds of Salon's initial public offering were used to promote Salon's brand, expand Salon's sales and marketing, for working capital or invested in short-term, interest-bearing, investment-grade securities. None of the net proceeds of the offering were paid by Salon, directly or indirectly, to any director, officer or general partner of Salon or any of their associates, or to any persons owning ten percent or more of any class of Salon's equity securities, or any affiliates of Salon.

Item 3. Default upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable

Item 5.  Other Information.

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits
         --------

        10.0 Imperial bank restated loan agreement

        27.1  Financial Data Schedule

     (b) Reports on Form 8-k. No reports on form 8-K were filed during the quarter ended September 30, 1999.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned thereunto duly authorized.

               SALON.COM

               (Registrant)

     Dated:      By: /s/  Michael O'Donnell
               --------------------------------
               Michael O'Donnell, Chief Executive Officer

     Dated:      By:  /s/ Todd Hagen
               --------------------------------
               Todd Hagen, Chief Financial Officer

                                 EXHIBIT INDEX

Exhibits
--------

  10.0  Imperial bank restated loan agreement

  27.1  Financial Data Schedule