Form 10-Q
period 1999-12-31
SALON INTERNET INC
filed 2000-02-14
CIK 1084332

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                              __________________

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999
                                      or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                         22 Fourth Street, 16th Floor
                            San Francisco, CA 94103
                   (Address of principal executive offices)

                               ________________

                                (415) 645-9200
             (Registrant's telephone number, including area code)


                               ________________

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

                               ________________

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 Par Value
                               (Title of Class)

                               ________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on December 31, 1999 was 11,376,964 shares.

================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON.COM
INDEX
--------------------------------------------------------------------------------

                                                                                                        Page
                                                                                                       Number
PART I    FINANCIAL INFORMATION

ITEM 1:   Financial Statements

          Consolidated Balance Sheets as of  December 31, 1999 (unaudited) and
            March 31, 1999........................................................................       3

          Consolidated Statements of Operations for the three months and nine months
            ended December 31, 1998 and 1999 (unaudited)............................................     4

          Consolidated Statements of Cash Flows for the nine months ended

           December 31, 1998 and 1999 (unaudited).................................................       5

          Notes to Consolidated Financial Statements..............................................       6

ITEM 2:   Management's Discussion and Analysis of Financial Condition and Results of Operations...      12

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk..............................      27

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings.......................................................................      28

ITEM 2.   Changes in Securities and Use of Proceeds...............................................      28

ITEM 3.   Defaults upon Senior Securities.........................................................      28

ITEM 4.   Submission of Matters to a Vote of Security Holders.....................................      28

ITEM 5.   Other Information.......................................................................      28

ITEM 6:   Exhibits and Reports on Form 8-K........................................................      28

          Signature...............................................................................      29

          Exhibits................................................................................      30

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
                                   SALON.COM
                          CONSOLIDATED BALANCE SHEETS
                        ($ in 000, except share data)

                                                                                          March 31,          December,
                                                                                            1999               1999
Assets                                                                                                      (unaudited)
Current assets:
    Cash and cash equivalents                                                           $         754      $      13,639
    Short term investments                                                                          -             10,240
    Accounts receivable, net                                                                      497              2,451
    Inventories                                                                                    26                 16
    Prepaid expenses and other current assets                                                     578              1,022
                                                                                     -----------------  -----------------
        Total current assets                                                                    1,855             27,368

Property and equipment, net                                                                       707              1,681
Other assets                                                                                      136                257
Intangible assets, net                                                                          5,110              4,344
                                                                                     -----------------  -----------------
        Total assets                                                                    $       7,808           $ 33,650
                                                                                     -----------------  -----------------

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                    $       1,036      $       3,530
    Accrued liabilities                                                                           439              2,377
    Deferred revenue                                                                              541                 35
    Bank borrowings                                                                               364                 74
                                                                                     -----------------  -----------------
        Total current liabilities                                                               2,380              6,016

Bank borrowings, net of current portion                                                            75                  -
                                                                                     -----------------  -----------------
        Total liabilities                                                                       2,455              6,016
                                                                                     -----------------  -----------------

Stockholders' Equity:
    Convertible preferred stock, no par value;
      8,108,750 and 5,000,000 shares authorized at March 31, 1999 and December
      31, 1999, respectively; 4,815,345 and 0 shares
      were issued and outstanding at March 31, 1999 and December 31, 1999,
      respectively;                                                                            15,789                  -
    Common stock, $0.001 par value;
    12,500,000 and 50,000,000 shares authorized at March 31, 1999 and December
    31, 1999, respectively; 447,496 and 11,376,964 shares were issued and
     outstanding at March 31, 1999 and December 31, 1999, respectively.                             1                 11
    Additional paid-in capital                                                                  3,147             70,228
    Unearned compensation                                                                        (834)            (2,633)
    Accumulated deficit                                                                       (12,750)           (39,972)
                                                                                     -----------------  -----------------
        Total stockholders' equity                                                              5,353             27,634
                                                                                     -----------------  -----------------
           Total liabilities and stockholders' equity                                   $       7,808      $      33,650
                                                                                     -----------------  -----------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                   SALON.COM
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      ( in 000's, except per share data)

                                                                               Three Months                  Nine Months
                                                                                  Ended                         Ended
                                                                               December 31,                 December 31,
                                                                        --------------------------- -----------------------------
                                                                               (unaudited)                   (unaudited)
                                                                        --------------------------- -----------------------------
                                                                             1998          1999         1998            1999
                                                                        -------------- ------------ -------------  --------------
Revenue                                                                 $     1,031    $   3,016    $    2,058     $      5,399
                                                                        -------------- ------------ -------------  --------------
Operating expenses:
     Production, content, and product                                         1,120        2,356         2,928            6,577
     Sales and marketing                                                        923        5,641         2,410           10,108
     Research and development                                                   109          427           284              961
     General and administrative                                                 122          531           331            1,658
     Amortization of intangibles                                                  -          256             -              767
     Stock-based compensation                                                   144          606           420            1,838
                                                                        -------------- ------------ -------------  --------------
       Total operating expenses                                               2,418        9,817         6,373           21,909
                                                                        -------------- ------------ -------------  --------------
Loss from operations                                                         (1,387)      (6,801)       (4,315)         (16,510)
Other income(expense), net                                                       (2)         355            16              802
                                                                        -------------- ------------ -------------  --------------
       Net loss                                                              (1,389)      (6,446)       (4,299)         (15,708)
Preferred deemed dividend                                                        59            -           272           11,515
                                                                        -------------- ------------ -------------  --------------
Net loss attributable to common stockholders                            $    (1,448)   $  (6,446)      $(4,571)    $    (27,223)
                                                                        ============== ============ =============  ==============
Basic and diluted net loss per share attributable to
   common stockholders                                                  $     (3.70)   $    (.57)   $   (11.81)    $      (3.30)
                                                                        ============== ============ =============  ==============
Weighted average shares used in computing basic
   and diluted net loss per share attributable to common
   stockholders                                                                 391       11,371           387            8,254
                                                                        ============== ============ =============  ==============
Pro forma net loss per share, basic and diluted (see note 3)            $     (0.28)   $   (0.49)   $    (0.96)    $      (1.25)
                                                                        ============== ============ =============  ==============
Supplemental information:
Net loss attributable to common stockholders                                 (1,448)      (6,446)       (4,571)         (27,223)

 Less: Amortization of intangible assets                                          -          256             -              767

       Stock-based compensation                                                 144          606           420            1,838
       Preferred deemed dividend                                                 59            -           272           11,515
                                                                        -------------- ------------ -------------  --------------
Pro forma net loss attributable to common stockholders                       (1,245)      (5,584)       (3,879)         (13,103)
Shares used in computing pro forma net loss, basic and
   diluted                                                                    4,432       11,371         4,060           10,502
Pro forma net loss per share, basic and diluted                         $     (0.28)   $   (0.49)   $     (.96)    $      (1.25)
                                                                        ============== ============ =============  ==============


          The accompanying notes are an integral part of these consolidated financial statements.

                                   SALON.COM
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($, in 000's)

                                                                                              Nine Months Ended
                                                                                                 December 31,
                                                                                            1998               1999
                                                                                                  (unaudited)
Cash flows from operating activities:
Net loss                                                                                  $  (4,299)          $(15,708)
Adjustments to reconcile net loss
    to net cash used in operating activities:
      Stock-based compensation                                                                  420              1,838
      Depreciation and amortization                                                             171              1,071
      Amortization of discount on bank borrowings                                                10                 20
      Changes in operating assets and liabilities:
        Accounts receivable                                                                    (596)            (1,953)
        Inventories                                                                               -                 10
        Prepaid expenses and other assets                                                        42               (350)
        Accounts payable                                                                        227              2,494
        Accrued liabilities                                                                     103              1,938
        Deferred revenue                                                                        168               (506)
                                                                                    ----------------   ----------------
             Net cash used in operating activities                                           (3,754)           (11,146)
                                                                                    ----------------   ----------------
Cash flows from investing activities:
Purchase of property and equipment                                                             (394)            (1,277)
Net purchase of investments                                                                       -            (10,240)
                                                                                    -----------------  ----------------
             Net cash used in investing activities                                             (394)           (11,517)
                                                                                    ----------------   ----------------
Cash flows from financing activities:
Proceeds from issuance of preferred stock and common stock warrants, net                      3,439             10,936
Proceeds from issuance of common stock, net                                                       4             24,908
Proceeds from exercise of options                                                                 -                 90
Proceeds from bank debt                                                                         461                  -
Repayments of bank borrowings                                                                   (74)              (386)
                                                                                    ----------------   ----------------
             Net cash provided by financing activities                                        3,830             35,548
                                                                                    ----------------   ----------------
Net decrease in cash and cash equivalents                                                      (318)            12,885

Cash and cash equivalents - beginning of period                                     $         1,926                754
                                                                                    ----------------   ----------------
Cash and cash equivalents - end of period                                           $         1,608    $        13,639
                                                                                    ----------------   ----------------
Non-cash investing and financing transactions:
    Unearned compensation in connection with the issuance
      of stock options                                                              $           901    $         3,795
                                                                                    ----------------   ----------------
    Issuance of warrants in connection with bank borrowings                         $            33    $             -
                                                                                    ----------------   ----------------
    Issuance of warrants in connection with agreements                              $           217    $           244
                                                                                    ----------------   ----------------
    Value assigned to reciprocal advertising agreements                             $           307    $           462
                                                                                    ----------------   ----------------
    Conversion of preferred stock to common stock                                   $             -    $        25,301
                                                                                    ----------------   ----------------
    Preferred deemed dividend                                                       $             -    $        11,515
                                                                                    ----------------   ----------------


      The accompanying notes are an integral part of these consolidated financial statements.

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company

          Salon.com is an Internet media company that produces a network of eleven subject-specific, demographically targeted Web sites and a variety of online communities designed to attract Internet advertisers and electronic commerce partners. Salon.com was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999.


2.   Basis of Presentation

          The accompanying consolidated financial statements as of December 31, 1999 and for the three months and nine months ended December 31, 1998 and 1999 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's financial position, results of operations and cash flows as of and for the nine months ended December 31, 1998 and 1999. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with Salon's audited financial statements included in Salon's Form S-1 registration statement, as amended, filed with the Securities and Exchange Commission. The balance sheet as of March 31, 1999 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles. The results for the three months and nine months ended December 31, 1999 are not necessarily indicative of the expected results for any other interim period or the fiscal year ending March 31, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.


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

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Management believes that the impact of SAB 101 will not have a material effect on the financial position or result of operations of the Company.

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net loss per share

          In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period. The calculation of diluted net loss per shares excludes potential shares of common stock as their effect would be anti-dilutive.

          Pro forma net loss per share has been computed as described above except that it assumes the conversion of preferred stock outstanding into common stock during the relevant period. It also eliminates non-cash charges for amortization of intangible assets, stock-based compensation, and the preferred deemed dividend from the net loss.

                                                  (in 000's, except per share data)


                                                                   Three months ended                    Nine months ended
                                                                       December 31                          December 31
                                                                 1998             1999                   1998           1999
                                                             ------------------------------------------------------------------
Net loss attributable to common stockholders                     $  (1,448)       $ (6,446)            $ (4,571)    $ (27,223)
Less:      Amortization of intangible assets                             -             256                    -           767
           Stock based compensation                                    144             606                  420         1,838
           Preferred deemed dividends                                   59               -                  272        11,515
                                                             ------------------------------------------------------------------

Adjusted net loss attributable to common                         $  (1,245)       $ (5,584)            $ (3,879)    $ (13,103)
stockholders                                                 ==================================================================

Shares used in computing net loss attributable to common
stockholders, basic and diluted                                        391          11,371                  387         8,254
Adjustment to reflect the assumed conversion of
preferred stock                                                      4,041               -                3,673         2,248
                                                             ------------------------------------------------------------------

Shares used in computing pro forma net loss, basic                   4,432          11,371                4,060        10,502
and diluted                                                  ==================================================================


Pro forma net loss per share, basic and diluted                  $   (0.28)       $  (0.49)            $  (0.96)    $   (1.25)
                                                             ==================================================================

                                   SALON.COM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Investments

     Investments consist of high quality debt securities with original maturity dates greater than ninety days. In accordance with SFAS No. 115, "Accounting for Certain investments in Debt and Equity Securities," Salon's investments are classified as available-for-sale and, at the balance sheet date, are reported at fair value, with the unrealized gains and losses, net of related taxes, reported as a component of other comprehensive income (loss). Unrealized gains and losses were immaterial as of December 31, 1999. The cost of these investments at December 31, 1999 was $10,240,000.

     Inventories

     Inventories consist solely of finished goods.

     Concentrations

          No customer accounted for more than 10% of total revenues for the three months ended December 31, 1998 and 1999. No customer accounted for more than 10% of total revenues for the nine months ended December 31, 1999. One customer accounted for 18% of total revenues for the nine months ended December 31, 1998.

          Included in sponsorship and advertising revenues are barter transactions that accounted for $462,000, or approximately 15% of total revenues and $124,000, or 12% of total revenues for the three months ended December 31, 1999 and 1998, respectively. Barter transactions accounted for $940,000, or 17% and $307,000, or 15% of total revenues for the nine months ended December 31, 1999 and 1998, respectively.

4.   Stockholders' Equity

          On April 8, 1999, Salon's Articles of Incorporation were amended to
(i) increase the number of authorized shares of preferred stock to 8,108,750 and common stock to 12,500,000, (ii) increase the number shares of preferred stock designated as Series C preferred stock to 4,500,000, (iii) effect a 1.35567 for 1 stock split of each then outstanding share of Series C preferred stock and
(iv) modify the rights, preferences, privileges and restrictions granted to or imposed on the Series A, Series B and Series C preferred stock.

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


                                    SALON.COM

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          In April 1999, Salon reincorporated in Delaware, changing its name to Salon.com, and effected a one for two split of its common and preferred stock. In connection with the reincorporation, Salon authorized (i) an increase in the number of authorized shares of common stock to 50,000,000 and (ii) 5,000,000 shares of a new class of undesignated preferred stock. All share data and stock option plan information has been restated to reflect the stock splits and the reincorporation.

          On April 14, 1999, in connection with marketing consulting services to be provided to Salon, a warrant was issued to ACT III Communications to purchase 25,773 shares of Series C preferred stock at an exercise price of $3.88 per share. Upon completion of Salon's IPO, the warrant converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price.

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

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stockholders' equity activity for the nine months ended December 31, 1999 was as follows:
                                 ($, in 000's)

                                                                            Additional
                                            Preferred        Common            Paid-In           Unearned      Accumulated
                                                Stock         Stock            Capital       Compensation          Deficit
                                       --------------------------------------------------------------------------------------
Balance - March 31, 1999                    $  15,790         $    1        $    3,147        $    (834)        $  (12,750)

Issuance of Series C
      preferred stock and warrants,
      net                                       9,511              -             1,421                -                  -
Unearned compensation                               -              -             3,611           (3,611)                 -
Exercise of stocks options for cash                 -              -                90                -                  -

Issuance of common stock for cash                   -              -               997                -                  -

Issuance of preferred stock warrants                -              -               244                -                  -

Initial public offering                             -              2            23,910                -                  -

Conversion of preferred stock to
common                                        (25,301)             8            25,293                -                 -

Amortization of unearned compensation               -              -                 -            1,812                 -

Net loss                                            -              -                 -                -           (15,707)
Preferred deemed dividend                           -              -            11,515                -           (11,515)
                                       ----------------------------------------------------------------------------------------
Balance - December 31, 1999                 $       -         $   11        $   70,228        $  (2,633)        $ (39,972)
                                       ========================================================================================

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          If the stock-based compensation for the three and nine months ended December 31, 1998 and 1999 had been allocated across the relevant functional expense categories within operating expenses, it would be allocated as follows:
(in 000's);

                                      Three months ended   Nine months ended
                                          December 31          December 31
                                       1998        1999       1998     1999
                                     -----------------------------------------

Production, content and product      $  70         $ 295      $ 207  $   906
Sales and marketing                     60           253        170      744
Research and development                 7            29         33      144
General and administrative               7            29         10       44
                                     -----------------------------------------
                                     $ 144         $ 606      $ 420  $ 1,838
                                     -----------------------------------------

5.   Subsequent Events

          In December 1999, Salon.com entered into an agreement with Rainbow Media Holdings, Inc. to issue 1,125,000 common shares to Rainbow, representing approximately 10% of Salon.com's outstanding common stock. In exchange, Rainbow Media Holdings, Inc. will provide Salon.com approximately $11.8 million in advertising and promotional time, delivered over ten years. Salon and Bravo Networks will exchange content and cross-promote throughout their Web properties. Bravo Networks is Rainbow Media Holding's film and art network.

          In January 2000, Salon.com received the appropriate approvals for the agreement and have issued the 1,125,000 shares to Rainbow Media Holdings accordingly.

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

Overview

     Salon.com is a leading Internet media company that produces a network of eleven subject-specific, demographically-targeted Web sites and a variety of online communities. Salon believes that its network of Web sites combines the thoughtfulness of print, the timeliness of television and the interactivity of talk radio. Salon's eleven content sites provide news, features, interviews and regular columnists on specific topics, from arts and entertainment to parenting and health. The main entry and navigation point to Salon's various content sites is Salon's home page at www.salon.com.

     Our network of subject-specific Web sites includes:

               .   Salon News                     .   Salon Books
               .   Salon Technology               .   Salon Media
               .   Salon Arts & Entertainment     .   Salon Travel
               .   Salon Mothers Who Think        .   Salon People
               .   Salon Health & Body            .   Salon Comics
               .   Politics 2000

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

     In December 1999, approximately 3.4 million unique users visited Salon's network of Web sites, compared to approximately 1.9 million unique users in September 1999 and approximately 650,000 unique users in December 1998. Salon generated approximately 69 million page views for the three months ended December 31, 1999, compared to approximately 59 million page views for the three months ended September 30, 1999 and approximately 34 million page views for the three months ended December 31, 1998. Salon generated 380 million ad impressions for the three months ended December 31, 1999 compared to 260 million for the three months ended September 30, 1999 and 80 million for the three months ended December 31, 1998.

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

     Salon has entered into distribution and content relationships with many of the major portal and content aggregation sites on the Web, including:

     .  America Online           .  TheStreet.com         .  EchoStar
     .  AltaVista                .  CNN.com               .  PointCast
     .  Lycos                    .  Excite@Home           .  WebTV
     .  Go.com                   .  C/Net                 .  Snap!
     .  Netscape                 .  Rocket eBook          .  Reuters


     Salon has derived a significant amount of its revenues to date from Internet advertising, advertising sponsorships and e-commerce sponsorships. Advertising and sponsorship revenues represented 95% of net revenues for the three months ended December 31, 1999.

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

     Salon's strategy for capturing electronic commerce advertising revenues is to enter into sponsorships with premium online retailers. Sponsorship fees are paid to Salon by a particular retailer for a measure of exclusivity in the retailer's industry segment. Salon's e-commerce sponsors include:

     .  Barnesandnoble.com       .  Flowerbud             .  Virgin Records
     .  DrKoop.com               .  Gavelnet              .  911 Gifts

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

Results of Operations

Net Revenues

     Net revenues increased 193% to $3.0 million for the three months ended December 31, 1999 from $1.0 million for the three months ended December 31, 1998 and 162% to $5.4 million for the nine months ended December 31, 1999 from $2.1 million for the nine months ended December 31, 1998. The increase in revenues was primarily due to Salon's ability to generate significantly higher sponsorship and advertising revenues and development of its subscription strategy through the acquisition of The Well and launch of Salon Members. The net increase in Internet advertising, advertising sponsorship and e-commerce sponsorship revenues was primarily due to an increase in the number of impressions sold and an increase in the number of sponsors advertising on Salon's Web sites. Sponsorship and advertising revenues accounted for approximately 95% and 88% of net revenues for the three months ended December 31, 1999 and 1998, respectively, and 90% and 93% of net revenues for the nine months ended December 31, 1999 and 1998, respectively.

     No customer accounted for more than 10% of total revenues for the three months ended December 31, 1998 and 1999. No customer accounted for more than 10% of total revenues for the nine months ending December 31, 1999 and one customer accounted for 18% of total revenues for the nine months ended December 31, 1998.

     Included in sponsorship and advertising revenues are barter transactions that accounted for $462,000, or approximately 15% of total revenues and $124,000, or 12% of total revenues for the three months ended December 31, 1999 and 1998, respectively. Barter transactions accounted for $940,000, or 17% of total revenues and $307,000, or 15% of total revenues for the nine months ended December 31, 1999 and 1998, respectively.


Operating Expenses

Production, Content and Product

     Production, content and product expenses consist primarily of payroll and related expenses for Salon's editorial, artistic, production and The Well staff, payments to freelance writers and artists, and telecommunications and computer related expenses for the support and delivery of Salon's Web sites and online communities. Also included in production, content and product expenses are costs associated with electronic commerce transactions, including the costs of product inventory and distribution. Production, content and product expenses were approximately $2.4 million or 78% of net revenues and $1.1 million or 109% of net revenues for the three months ended December 31, 1999 and 1998, respectively, and $6.6 million or 122% of net revenues and $2.9 million or 142% of net revenues for the nine months ended December 31, 1999 and 1998, respectively. The increase in production, content and product expenses is primarily attributable to increased costs relating to growth in Salon's editorial, art, and production staff, costs associated with Salon's new online community The Well, and payments to freelance writers and artists.

Sales and Marketing

     Sales and marketing expenses consist of payroll and related expenses, including commissions, travel expenses and other costs associated with Salon's advertising and sponsorship sales force, as well as advertising, promotional and distribution costs. Sales and marketing expenses were $5.6 million, or 187% of revenues and $923,000, or 90% of total revenues for the three months ended December 31, 1999 and 1998, respectively; and $10.1 million or 187% of total revenues and $2.4 million or 117% of total revenues for the nine months ended December 31, 1999 and 1998, respectively. The increase in sales and marketing expenses was primarily attributable to Salon's advertising campaign in print, radio and a national television campaign launched at the end of September 1999, as well as the hiring of additional sales personnel.

     Included in sales and marketing expenses are barter expenses of $381,000 and $124,000 for the three months ended December 31, 1999 and 1998, respectively; and $893,000 and $307,000 for the nine months ended December 31, 1999 and 1998, respectively.


Research and Development

     Research and development expenses consist of costs associated with the development and maintenance of technology, including Salon's publishing platform software and archival database, as well as technical support for Salon's Web sites and online communities. Research and development expenses increased 291% to $427,000 in the three months ended December 31, 1999 from $109,000 in the three months ended December 31, 1998. Research and development expenses as a percentage of total revenue increased to 14% for the three months ended December 31, 1999 from 11% for the same period in 1998 and 18% for the nine months ended December 31, 1999 from 14% in the same period in 1998. Research and development expenses also increased 238% to $961,000 from $284,000 for the nine months ended December 31, 1999 compared to the same period in 1998. The increase in research and development expenses is primarily attributable to salary and payroll related expenses for the technical support of Salon's new Websites, online communities, and increased staff, as well as the maintenance and development of new technology.

General and Administrative

     General and administrative expenses consist primarily of salaries, payroll taxes and benefits and related costs for general corporate functions including executive management, finance, and legal and other professional fees. General and administrative expenses were $531,000 or 18% of total revenues, and $122,000 or 12% of total revenues for the three months ended December 31, 1999 and 1998, respectively; and $1.7 million or 31% and $331,000 or 16% of total revenues for the nine months ended December 31, 1999 and 1998, respectively. The increase in general and administrative expenses is primarily attributable to salary and related expenses for additional personnel hired to support the growth of Salon's business and activities as a public company and higher professional fees. General and administrative expenses increased as a percentage of total revenues as a result of the increased growth of general and administrative expenses in relation to revenue growth.

Amortization of Intangibles

     Amortization of intangibles consists of the costs associated with the amortization of the intangibles and goodwill associated with the acquisition of The Well. The acquisition of The Well is being accounted for using the purchase method of accounting and is being amortized on a straight-line basis over 60 months. Amortization expenses were $256,000 or 8% of total revenue, for the three months ended December 31, 1999 and $767,000 or 14% of total revenue for the nine months ended December 31, 1999. There was no amortization expense in 1998.

Stock-based Compensation

     Stock-based compensation consists of expenses associated with the issuance of stock options and warrants. Stock-based compensation charges were $606,000 or 20% of net revenue for the three months ended December 31, 1999, compared to $144,000 or 14% of revenue for the three months ended December 31, 1998. Stock based compensation charges were $1.8 million or 34% of net revenue and $420,000 or 20% of net revenue for the nine months ended December 31, 1999 and 1998, respectively. The increase in stock based compensation expenses is primarily attributable to an increased number of employee options to new and existing employees.


Other Income, Net

     Other income consists primarily of interest earned on Salon's cash, cash equivalents and short term investments, offset by interest expense on borrowings. Other income increased to $355,000 in the three months ended December 31, 1999 from ($2,000) for the three months ended December 31, 1998 and increased to $802,000 in the nine months ended December 31, 1999 from $16,000 for the nine months ended December 31, 1998. The increase in other income is primarily attributable to an increase in the amount of interest earned by Salon due to an increase in Salon's cash balance as a result of its financing activities including Salon's initial public offering and Series C Financing activities during the quarter ended June 30, 1999 and the sale of additional stock in July 1999.

Preferred Deemed Dividend

     The preferred deemed dividend of $11.5 million for the nine months ended December 31, 1999 is the difference between the offering price of Salon's Series C preferred stock sold in April 1999, and the deemed fair value of Salon's common stock on the date of the transaction. This is a one-time non-cash expense. The preferred dividend expense for the three months ended December 31, 1999 was $0 compared to $59,000 in 1998.

Net Loss

     Salon recorded a pro forma net loss of $5.6 million, or $.49 per share for the three months ended December 31, 1999 compared to a pro forma net loss of $1.2 million, or $.28 per share, for the three months ended December 31, 1998. For the nine months ended December 31, 1999 and 1998, Salon recorded a pro forma net loss of $13.1 million, or $1.25 per share and $3.9 million, or $.96 per share, respectively. Salon recorded a net loss of $6.4 million, or $.57 per share for the three months ended December 31, 1999 compared to a net loss of $1.4 million, or $3.70 per share for three months ended December 31, 1998. Salon recorded a net loss of $27.2 million for the nine months ended December 31,

1999, or $3.30 per share compared to a net loss of $4.6 million, or $11.81 per share for the same period in 1998.

Liquidity and Capital Resources

     Since its inception, Salon has primarily financed its operations through the private placement of its convertible preferred stock and its initial public offering of common stock. As of December 31, 1999, Salon had approximately $23.9 million in cash and cash equivalents, and short-term investments which was obtained through Salon's initial public offering in June 1999 and the sale of the additional stock in July 1999.

     Net cash used for operations was $11.1 million for the nine months ended December 31, 1999, compared to $3.8 million for the nine months ended December 31, 1998. The principal use of cash from operations was the net loss generated from operations.

     Net cash used for investing activities totaled $11.5 million for the nine months ended December 31, 1999, compared to $394,000 for the nine months ended December 31, 1998. Net cash used for investing activities in each of these respective periods consisted of purchases of short-term investments and purchases of certain equipment.

     Net cash provided by financing activities increased to $35.5 million for the nine months ended December 31, 1999 from net cash used in financing activities of $3.8 million for the nine months ended December 31, 1998. The increase was primarily due to the receipt of $24.0 million of net proceeds from Salon's initial public offering in June 1999 and $10.9 million of net proceeds from the private placement of preferred stock in April 1999 and $1.0 million for the sale of additional stock in July 1999.

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



Year 2000 Compliance

     The company has completed its Year 2000 ("Y2K") Project as scheduled, including addressing leap year calendar date calculation concerns. The possibility of significant interruptions of normal operations has been reduced. As of February 9, 2000, the company has operated without any significant or material Y2K related problems. The company believes that all its critical systems are Y2K ready. However, there is no guarantee that the company has discovered all possible failure points.

     Salon is heavily dependent on a significant number of third party vendors to provide both network services and equipment. A significant year 2000-related disruption of the service or equipment that third party vendors provide to Salon could cause Salon's users, advertisers or sponsors to consider seeking alternate content providers or cause an unmanageable burden on its technical support, which in turn could harm Salon's business. Salon is not aware that any of its major customers or third party suppliers have experienced significant Y2K related problems

     To date, Salon has spent an estimated $200,000 on this project. Most of Salon's expenses have related to the operating costs associated with time spent by employees and consultants in the evaluation process and year 2000 readiness matters generally.

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

We lack significant revenues, we have a history of losses and we anticipate continued losses

     We have not achieved profitability and expect to incur operating losses for the foreseeable future. We incurred net losses attributable to common stockholders of $27.2 million in the nine months ended December 31 1999 and $6.2 million in the fiscal year ended March 31, 1999. As of December 31, 1999, our accumulated deficit was $40.0 million. We expect these operating losses to continue for at least the foreseeable future. We will need to generate significant revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial results would be severely harmed.

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

We depend on banner advertising and sponsorship sales for substantially all of our revenues, and our inability to increase banner advertising and sponsorship revenues would harm our business

     Our revenues for the foreseeable future will depend substantially on sales of advertising and sponsorships. In the three months ended December 31, 1999, advertising and sponsorship sales accounted for 95% of our net revenues, and in the fiscal year ended March 31, 1999 they accounted for 94% of our net revenues. In order to increase our revenues, we will need to attract additional significant banner advertisers, advertising sponsors and electronic commerce sponsors on an ongoing basis. We may not be able to attract or retain a sufficient number of banner advertisers or advertising sponsors in the future, and if we cannot, our business would likely be severely harmed. Increasing our advertising and sponsorship revenues depends upon many factors, including whether we will be able to:

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

The controversial content of our Web sites may limit our revenues from banner advertising, advertising sponsorships or electronic commerce sponsorships

     Many of our Web sites contain, and will continue to contain, content that is politically and culturally controversial. As a result of this content, current and potential advertisers and sponsors may refuse to do business with us. Our outspoken stance on political issues has and may continue to result in negative reactions from some users, commentators and other media outlets.

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

Growth in our operations is placing a strain on our resources, and failure to manage growth effectively could harm our business

     We have experienced and are currently experiencing a period of significant growth. In the year ended December 31, 1999 our number of employees increased 225%. In the three months ended December 31, 1999 our total revenues increased approximately 193% and our net expenses increased approximately 306% compared to the three months ended December 31, 1998. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting, finance, marketing, sales and production staffs, and our business could be harmed. We intend to add new subject-specific Web sites to our network, hire additional staff in all departments, expand existing offices and open new offices. As part of this growth, we will have to implement new operational procedures and controls to train and manage our employees and to expand and coordinate the operations of our various departments. If we acquire new businesses, we will also need to integrate new operations, technologies and personnel. If we cannot manage the growth of our network of Web sites, staff, offices and business generally our business could be harmed.

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

We will need more working capital to expand our network and achieve our business objectives, and securing financing may be difficult because of the condition of our business or the uncertain nature of the financial markets

     We believe that our current cash resources, combined with the net proceeds from this offering, will meet our anticipated working capital and capital expenditure requirements for at least the 12 months. We may need to raise additional capital to do the following:

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

       PART II: OTHER INFORMATION
_______________________________________________________________________________

Item 1. Legal Proceedings.

None at this time.

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Default upon senior securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          --------
          10.0 Rainbow Media Holdings stock purchase agreement

          10.1 Bravo Website Agreement

          10.2 Bravo Production Agreement

          27.1 Financial Data Schedule


     (b) Reports on Form 8-K. No reports on form 8-K were filed during the quarter ended December 31, 1999.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned thereunto duly authorized.

                        SALON.COM

                        (Registrant)

       Dated:           By: /s/  Michael O'Donnell         2/14/00
                        --------------------------------------------
                        Michael O'Donnell, Chief Executive Officer

       Dated:           By:  /s/ Todd Hagen                2/14/00
                        --------------------------------------------
                        Todd Hagen, Chief Financial Officer

                                 EXHIBIT INDEX

       Exhibits
       --------
       10.0 Rainbow Media Holdings stock purchase agreement

       10.1 Bravo Website Agreement

       10.2 Bravo Production Agreement

       27.1 Financial Data Schedule