Form 10-K405
period 2000-03-31
SALON COM
filed 2000-06-30
CIK 1084332

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                              __________________

                                   FORM 10-K


     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2000

                                      or

     [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 193 4

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

                         22 Fourth Street, 16th Floor
                            San Francisco, CA 94103
                   (Address of principal executive offices)
                              _________________

                                (415) 645-9200
             (Registrant's telephone number, including area code)

                              _________________

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

                              _________________

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 Par Value
                               (Title of Class)
                              _________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 20, 2000 was 13,832,517 shares.

Parts of the definitive proxy statement for Registrant's 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.

================================================================================

--------------------------------------------------------------------------------
FORM 10-K
SALON.COM
INDEX
--------------------------------------------------------------------------------

                                                                                                                   Page
                                                                                                                  Number
PART I

ITEM 1.   Business...............................................................................................     3

ITEM 2.   Properties.............................................................................................    15

ITEM 3.   Legal Proceedings......................................................................................    16

ITEM 4.   Submission of Matters to a Vote of Security Holders....................................................    16

PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................................    17

ITEM 6.   Selected Consolidated Financial Data...................................................................    18

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Result of Operations...................    19

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.............................................    36

ITEM 8.   Consolidated Financial Statements and Supplementary Data...............................................    37

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..................    37

PART III

ITEM 10.  Directors and Executive Officers of the Registrant.....................................................    37

ITEM 11.  Executive Compensation.................................................................................    37

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.........................................    37

ITEM 13.  Certain Relationships and Related Transactions.........................................................    37

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................    38

SIGNATURES.......................................................................................................    40

Index of Financial Statements and Financial Statement Schedule...................................................    41

                                    PART I

ITEM 1. Business

        This section and other parts of this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, and revenue sources. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors That May Affect Our Operating Results and Market Price of Stock." In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

        Salon.com is a leading Internet media company that produces a network of eleven subject-specific, demographically-targeted Web sites, maintains Salon Shop, an e-commerce gateway, and hosts two online communities -- Table Talk, a free interactive forum and The WELL, a paid subscription service. In May 2000, Salon acquired MP3Lit.com, a pioneering Web site offering quality spoken word and audio literature recordings in MP3 and Real Audio formats. Salon believes that its network of Web sites combines the thoughtfulness of print, the timeliness of television and the interactivity of talk radio. Salon's eleven content sites provide news, features, interviews and regular columnists on specific topics, from arts and entertainment to parenting and health. The main entry and navigation point to Salon's various content sites is Salon's home page at www.salon.com. Salon's online communities allow users to interact and
   -------------
discuss Salon content and other topics via electronic messaging. Because of Salon's reputation for community building, Salon also has agreed with third parties to host communities within its network. Salon's users can access Table Talk or The Well through www.salon.com or through Salon's eleven content Web sites.

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

        In March 2000, approximately 3.7 million unique users visited Salon's network of Web sites, generating approximately 72 million page views, compared to approximately 1.2 million unique users and 13 million page views in March 1999. A unique user is an individual visitor to Salon's network. Page views are the total number of complete pages retrieved and viewed by visitors to Salon's network. Salon calculates its unique user and page view figures by analyzing the log files that record traffic to Salon's network of Web sites. Unique users are calculated by identifying the individual Internet protocol address of each user who visits the Salon network. Page views are calculated by counting actual page views as recorded in Salon's log files. Since December 1998, these calculations have been performed automatically through the use of Accrue software. Prior to that time, the log files were manually downloaded and analyzed.

        As of March 31, 2000, Salon's interactive communities consisted of approximately 69,000 registered users. Salon's Table Talk forum had approximately 63,000 registered users as of March 31, 2000 and generated over
5.9 million page views. As of March 31, 2000, The Well had approximately 6,000 paid subscribers.

        As of March 31, 2000, Salon had more than 360 advertisers and advertising sponsors. Salon has also recently begun to extend its electronic commerce efforts throughout its network and to develop electronic commerce sponsorships and its own online retailing capabilities through Salon Shop. Salon believes that the online spending habits of its users present opportunities for Salon to capture additional revenues, both within Salon Shop and on the Web pages of its commercial partners.

Awards

Salon.com has won most major Web awards including:

          . 1999 "Best Technology Site" and "Best Parenting Site" -- Forbes Magazine

          .  1999 "David Talbot, one of the 20 Stars of the New News" - Newsweek

          .  1999, 1998 & 1997 "Top of the Net" -- Yahoo Internet Life

          .  1999, 1998 & 1997 Webby Award for "Best Online Magazine"

          .  1998 "Best of Multimedia" -- Entertainment Weekly

          .  1997 "Best of the Web" -- Business Week

          .  1997 "Best Website" -- Entertainment Weekly

          .  1997 "Best Online Magazine of the Year" -- Advertising Age

          .  1996 "Web Site of the Year" -- Time Magazine

Industry Background

Growth in Internet Usage

        The Internet is fast becoming one of the most important mediums for global communication and business, allowing millions of people to gather and transfer information instantly. International Data Corporation, a market research firm, predicts that worldwide Internet use will grow to 319.8 million users in 2002. The growth in Internet users is driven by numerous factors, including:

          .  increased public awareness of the Internet;

          . the growing base of personal computers and improved Internet access;

          .  increased quantity and quality of Web content; and

          .  growing selection and acceptance of electronic commerce.

        The Internet provides a unique opportunity for content providers to reach a broad base of readers on a real-time basis with a diverse body of information. Unlike traditional media, the Internet permits dissemination of content without geographic limits, print production costs or broadcast capacity constraints.

Growth in Online Advertising

        The Internet is an attractive medium for advertisers because it allows more flexibility, interactivity and measurement capabilities than traditional media, including print, television and radio, and provides users with immediate access to information about advertisers and their products. For example, the Internet allows advertisers to change messages frequently in response to market developments or current events. The Internet also allows advertisers to gather demographic information about users and to deliver targeted messages to specific consumer groups. According to Jupiter Communications, an independent industry research firm, total Internet advertising revenues will grow to $28 billion in 2005, representing a 551 percent increase over global online ad revenues in 1999, which were $4.8 billion.


The Need for Compelling Internet Destinations

        As Internet companies compete to attract and retain users, we believe unique content will become increasingly valuable. Salon believes compelling, original content produced by talented editorial staff is a principal feature that distinguishes Web sites from each other.

        Web sites built around focused, proprietary content provide advertisers with targeted channels for reaching their desired market. To date, online advertisers and retailers have spent most of their marketing budgets on Web sites with the highest traffic volume, including "portals," which bring together and organize a wide variety of content, and "search engines," which allow users to search for specific information. As Internet advertising and electronic commerce mature, however, Salon believes online advertisers and retailers will increasingly spend their marketing dollars on more focused Web sites to reach specific demographic groups, as has occurred in traditional advertising media.

        According to a study by Forrester Research, a market research firm, a major shift in online advertising spending will occur as advertisers move media campaigns from generalized portals toward more narrowly targeted Web sites. Targeted sites provide content on designated topics, and therefore attract users looking for subject-specific information. Because targeted sites are usually the direct source of information the user wants, rather than simply a gateway to other collections of information like a portal or search engine, these sites are frequently referred to as "destination sites." Forrester predicts that by 2002, destination sites will attract 70% of online advertising dollars. Destination sites are attractive to advertisers and retailers because these sites allow more seamless integration of marketing campaigns and product sales with related content, and more effectively target the advertisers' and retailers' most likely customers. In addition, destination sites tend to have longer use periods, or "stickiness," further enhancing marketing and retailing opportunities.

        To address the perceived lack of compelling content available through portals, a number of skillfully produced destination sites have been developed to target specific demographic groups. Examples of such sites include technology -oriented sites such as C/Net and ZDNet, financial news sites including MarketWatch.com and TheStreet.com, sports-related sites such as Sportsline.com and ESPN.com and women-oriented sites including iVillage and Women.com.

        While Internet destinations like these provide advertisers and retailers with targeted marketing opportunities, they also lack the varied appeal necessary to facilitate broad-based marketing campaigns. Salon believes that the best opportunity for matching users' needs with those of advertisers and retailers on the Internet is to develop a network of destination sites that combines the quality and depth of subject-specific destination sites with the broad reach of portals and search engines. Salon believes its network of eleven subject-specific Web sites and communities offers advertisers and retailers these benefits.

Salon's Strategy:  To Build a Network of Premier Destination Sites

        Salon's strategy is to build a network of leading destination sites with compelling content and engaging interactive communities that will attract demographically valuable users, premier Internet advertisers and electronic commerce partners. To establish itself as a leading Internet network, Salon is pursuing the following goals:

Broaden Revenue Base in Advertising and Electronic Commerce

        As of March 31, 2000, Salon derived revenues from a customer base of approximately 360 online advertisers. Salon believes it can substantially increase its advertiser base by targeting the more than 4,000 companies that currently advertise online. Salon intends to increase its revenue from advertising and electronic commerce through new editorial, marketing and technological initiatives.

        Salon has and intends to continue to develop content-driven, long-term advertising sponsorships with leading corporate clients. These sponsorships go beyond simple banner advertising to focus on the advertiser's broader marketing objectives including branding or product introduction. Salon's sponsorships also occasionally involve offline marketing events in addition to advertising on the Salon network. Salon believes that forming these types of arrangements forges more valuable relationships between Salon and its advertisers.

        To increase its electronic commerce revenues, Salon has developed strategic arrangements with sponsors including IBM, Lexus, Microsoft, EDS, and Kimberly-Clark. Salon will continue to pursue electronic commerce sponsorships with premier online retailers to expand the breadth of its electronic commerce offerings. Salon has created a marketplace designed to sell Salon-branded products as well as high-quality third-party products through Salon Shop.

Expand Content and Communities

        Salon believes that by regularly introducing new editorial categories it will continue to draw and retain new users and advertisers. In May 2000, the company announced the launch of Salon Business, a site dedicated to reporting on business and finance, Salon Sex, featuring articles about sex, society and culture and Salon Shop, a shopping and e-commerce gateway. Additionally, Salon.com implemented a network-wide redesign that includes expanded broadband integration, new site navigation and new placement opportunities for Salon.com's advertisers and sponsors. Also in May 2000, Salon acquired MP3Lit.com, a pioneering Web site offering quality spoken word and audio literature recordings in MP3 and Real Audio formats. In April 2000, Salon launched the Free Software Project, a totally unique approach to book publishing using the interactivity of the Internet to present groundbreaking reporting on Linux and the Open Source movement.

        In April 1999 Salon expanded its online community offerings through its acquisition of The Well, a paid membership community. The Well is often described as the world' most influential online community. Salon has furthered its focus on developing online communities by aggregating its community offerings under a primary gateway Internet address. This structure now consists of The Well along with Table Talk, Salon's existing free interactive forum. Salon also intends to use its expertise in developing interactive communities to custom-build forums for corporate, professional and educational clients.

Expand Salon's Distribution Partnerships

        Building on its strength as a premier Internet content producer, Salon has established distribution relationships with major portals including America Online, Lycos, Go.com, AltaVista, and C/Net, as well as, wireless innovators AvantGo and Rocket eBooks. These arrangements typically place Salon's logo and content on the distribution partner's site, and provide links back to Salon's network. Salon also has distribution arrangements with other major content sites and distributors, including CNN.com and Reuters. Salon.com content is also syndicated to print publications through United Features Syndicate.

In order to further broaden awareness of the Salon brand and drive more users to Salon's network, Salon continues to pursue distribution arrangements with additional portals and other leading Internet destination sites.

Grow Salon's Brand Recognition Through Advertising and Syndication

        Salon believes that the further establishment of the Salon brand is critical to drawing more users to its network. Salon believes it has derived considerable publicity through its award-winning content and can significantly grow its brand awareness through increased advertising and syndication.

        In December 1999, Salon entered into a strategic alliance with Rainbow Media Holdings, a subsidiary of Cablevision Systems (NYSE: CVC). Reflecting a shared editorial vision, the agreement includes content exchange and development, as well as extension of each company's brands onto new platforms and to new audiences.

        Under the terms of the 10-year agreement, Salon will receive approximately $11 million in advertising and promotion across Rainbow Media Holdings properties, which include the television networks, The Bravo Network, Independent Film Channel, American Movie Classics, entertainment venues Madison Square Garden, Radio City Music Hall, Clearview Cinemas (movie theatres) and the electronics retailer, The Wiz.

        In the first collaboration, Salon.com and Bravo Networks will exchange content and cross-promote throughout their Web properties, in addition to developing a new weekly television series, expected to launch in late 2000 or early 2001.

        Salon.com plans to provide its reporters and columnists to Rainbow's MetroChannels, three channels dedicated to the New York Tri-State area. The two companies will jointly sell advertising on the new Bravo television series, as well as on each other's Internet properties, providing media buyers with comprehensive online and television opportunities. Both Salon.com and Rainbow stand to benefit from each other's proven expertise in brand development and distribution via the Internet and on television, respectively.

        In 1999, Salon continued to roll out its national marketing campaign to increase its brand awareness within key consumer groups and urban markets. Salon's efforts included online, radio, television and print advertising which reinforced its positioning of the campaign "Salon...Makes You Think." Salon believes this campaign will continue to capitalize on its appeal to high-value users.

        Salon currently licenses its content to magazines around the world through Salon's own syndication efforts and to daily newspapers through United Features Syndicate. In addition, Salon has arranged for the publication of three books derived from Salon's original content: Mothers Who Think: Tales of Real-Life Parenthood, published in April 1999, and The Salon Readers Guide to Contemporary Literature and Salon.com's Wanderlust: Real Life Tales of Adventure and Romance expected to be published in 2000. Salon believes that continued exposure through these and other traditional media outlets will be crucial to increasing awareness of the Salon brand.

Enhance Salon Technology to Improve Production, User Experience, Advertising Delivery and Circulation Analysis

        Salon has significant investments in personnel and software development tools to create a state-of-the-art online publishing system. This system is designed to optimize the Salon network's user experience and advertising performance. Salon believes its custom-built, Linux-based platform gives Salon the ability to store Salon's content in a database and automatically assemble pages. This system facilitates easier navigation of Salon's Web sites as well as printing, bookmarking and e-mailing of Salon content for users. Salon's technological upgrade also includes new circulation management software to improve user traffic analysis and reporting as well as an enhanced advertising delivery system.

The Salon Network

        Salon's network consists of eleven subject-specific destination sites as well as free and subscription-based interactive communities. The main gateway to these Web sites and communities is the Salon home page at www.salon.com.
                                                             -------------

Destination Sites

        Salon's subject-specific Web sites provide a continuously updated array of news, features, interviews and regular columnists.


News                    Edited by Joan Walsh, News features breaking stories, investigative journalism and commentary, as well as interviews with newsmakers, politicians and pundits. Salon News columnists include political commentators
                        Joe Conason and David Horowitz and sports writer Allen Barra. In addition, author and broadcaster Arianna
                        Huffington contributes regularly to the site.

Technology              Smart, opinionated coverage of Internet news and digital culture from today's best technology writers.
                        Edited by Kaitlin Quistgaard, Technology offers daily feature stories and logs; reviews of books, hardware, software and Web sites; Scott Rosenberg's column of Internet commentary; and the Free Software Project, a totally unique approach to book publishing using the interactivity of the Internet to present Andrew
                        Leonard's groundbreaking reporting on Linux and the open source movement.

Arts & Entertainment    Edited by Bill Wyman, Arts & Entertainment features movie, music and television reviews and interviews. The site includes Joyce Millman's daily Blue Glow and frequent television features; extended film coverage including actor and director interviews; Sharps & Flats, reviews of the hottest music releases from jazz and country to rock and hip-hop; and Real Life Rock Top 10, Greil Marcus' weekly music column .

Mothers Who Think       Mothers Who Think features articles by thought-provoking writers about motherhood, family life and women's lives. In addition, renowned illustrator Lynda Barry contributes the exclusive biweekly feature, One Hundred
                        Demons. Mothers Who Think was founded by Camille Peri and Kate Moses who co-edited the national bestseller
                        "Mothers Who Think: Tales of Real-life Parenthood" in May 1999 (Villard)

Health                  Formerly Health & Body. The content covers a wide range of health issues, from biomedical ethics and genetic engineering to alternative medicine and fitness. The site also includes a column of healthy wit by Mary
                        Roach.

Books                   Books includes ahead-of-the-curve daily book reviews; interviews with today's most interesting writers; Book
                        Bag, a weekly dose of must-reads recommended by celebrated authors; and the Salon.com Book Awards, an annual literary event honoring the year's best books. Books also contains Ivory Tower, a look at campus life from within and without.

People                  This site takes a discerning look at celebrity and the culture of celebrity. People includes Brilliant
                        Careers, Salon.com's weekly series of profiles of today's outstanding achievers; Camille Paglia's column on culture and politics; Nothing Personal, a daily gossip and news column by Amy Reiter; and Cintra Wilson's column about celebrity and pop culture. People is edited by Douglas Cruickshank

Comics                  The site features the works of comic luminaries Tom Tomorrow, Ruben Bolling, Carol Lay and Keith Knight --
                        as well as "Dark Hotel," a serial penned and inked by comics legends Bob Callahan and Spain Rodriguez featuring the strange and twisted lives of those who live in San Francisco's imaginary Dark Hotel.

Politics 2000           Politics 2000 features some of the most in-depth and hard-hitting political coverage found anywhere as well as daily interactive polls, streaming video of C-Span's Campaign 2000 footage and "Trail Mix," a daily news roundup. The site is home to the writing of Jake Tapper, Salon.com's Washington correspondent, and "one of the best young reporters in D.C.," according to Business Week.

Business                Salon Business features daily commentary and reporting on business and personal finance with an emphasis on the information industries -entertainment, media, broadcasting, technology, publishing, fashion and advertising.

Sex                     The site features articles about sex, society and culture. Highlights include a semimonthly column by
                        Salon.com columnist Virginia Vitzhum and "Naked World", a daily new item by Jack Boulware. It is edited by
                        Karen Croft, former editor of Salon Health & Body.

MP3Lit                  Recently acquired by Salon.com, MP3Lit was the first Web site focused solely on offering quality spoken-word and audio literature recordings in MP3 and Real Audio formats. The company, which was founded in 1999, offers hundreds of free recordings of short stories, novel excerpts, poems, essays, interviews and more.
                        Authors on MP3Lit.com include such American legends as Ernest Hemingway and Edgar Allen Poe, plus contemporary favorites such as John Grisham, Michael Crichton, Anne Rice, Tom Wolfe, John Updike, Maya
                        Angelou, Henry Rollins and many more.

Online Communities

        Salon's online communities allow users to discuss Salon content, as well as to interact with other users and Salon's editorial staff. Salon's network of communities is accessible through www.salon.com and Salon's eleven subject-
                                  -------------
specific sites. Salon believes that well-developed online communities help foster user loyalty and stickiness, qualities valued by Internet advertisers and online retailers, because users can contribute to and be actively involved in the discussion that makes up the communities' content, and can interact with people with similar interests

     Table Talk

        Salon's Table Talk is a free interactive community where Salon users can share their opinions on a wide variety of topics with Salon editors and with each other. Salon also frequently arranges for featured guests, including well-known commentators and writers, to join Table Talk discussions. As of March 31, 2000, Table Talk had approximately 63,000 registered members and more than 5,000 different ongoing Table Talk discussions on a wide range of subjects.

     The Well

        The Well, a community which Salon acquired in March 1999, has been operating since 1985 and is one of the most established Internet community brands, with approximately 7,000 registered users as of March, 31, 2000. In contrast to Table Talk, The Well is a paid subscription community that provides Salon with direct revenues from its users. Active members of The Well pay a fee of $10 to $15 per month to participate in private discussion groups. Salon intends to build on The Well's established reputation as a premier interactive community and promote The Well on Salon's network to its established user base as a forum for highly focused and engaged discussion.

Distribution Agreements

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

       Salon has entered into distribution and content relationships with many of the major portal and content aggregation sites on the Web, including:

        .  America Online         .  TheStreet.com            .  Earthlink
        .  CBS MarketWatch        .  CNN.com                  .  WebMD/Healtheon
        .  Netscape               .  @Home                    .  Airmedia
        .  Go.com                 .  C/Net                    .  Snap!
        .  Mondadori              .  Rocket eBook             .  Reuters


Revenue Sources

        Salon has derived a significant amount of its revenues to date from Internet advertising and sponsorships from electronic commerce partners and advertisers. For the fiscal year ended March 31, 1999, advertising and sponsorship revenues accounted for 94.3% of Salon's net revenues, and barter revenues accounted for 16.2% of Salon's net revenues. For the fiscal year ended March 31, 2000, advertising and sponsorship revenues accounted for 89.4% of Salon's net revenues, and barter revenues accounted for 17.8% of Salon's net revenues.

Advertising Sponsorships and Banner Advertising

        Salon has adopted a strategy of selling long-term advertising sponsorships in addition to short-term banner advertising. Salon's sponsorship arrangements differ from traditional banner advertising in that they are designed to achieve broad marketing objectives including brand awareness, product introduction and occasional editorial content integration. Salon's sponsors often place their advertising adjacent to related editorial content to enhance their marketing campaigns. Salon's sponsorship arrangements generally have longer terms than typical banner advertising placements and provide for value-added components. Salon also offers exclusive category opportunities to sponsors, including Lexus' sponsorship of Salon's Brilliant Careers editorial series and EDS' sponsorship of Salon's View From The Top editorial series.

Salon also sells advertising in opt-in email newsletters sent to readers, audio advertisements on our audio channels, and sponsorships of offline cultural and promotional events. Salon has a large and growing base of advertisers and consistently sells a high percentage of its advertising space. Due to the high-value demographics of its users, Salon believes that it is able to attract premier Internet advertisers willing to pay higher CPM's, or cost per thousand impressions, than are paid to other Internet destinations.

According to a 2000 user survey conducted by Cyber Dialogue, an independent research firm, the Salon user base includes the following valuable demographics:

        .  88% are between the ages of 18 and 49;

        .  Average household income: $71,300;

        .  90% have earned a college degree, or are pursuing one;

        .  70% have professional, managerial or technical positions;

        .  At least 80% have shopped on the internet in the last 6 months;

        .  91% are online everyday or more often.

     Additionally, the Cyber Dialogue survey also found that Salon users spend an average of 26.3 minutes on Salon's network each time they visit.

     Some of Salon's 360 premier advertisers and sponsors include:

 .  Mercedes-Benz      .  Ameritrade        .  Starbucks         .  Apple
 .  Lexus              .  IBM               .  Microsoft         .  Intel
 .  EDS                .  eVineyard         .  Kimberly-Clark    .  Nieman Marcus

     In May 2000, Salon significantly revised the design of its network of Web sites for improved navigation, enhanced sponsorship treatment, and integrated advertising placement. Salon hosts a comprehensive media kit, which can be found at http://www.salon.com/adsales/index.html
   ---------------------------------------

Electronic Commerce Sponsorships and Transactions

     Salon believes that the buying patterns of its user base make its network of Web sites uniquely suited to online retailing. According to Cyber Dialogue, at least 80% of Salon's users have shopped on the internet in the last 6 months.

     Salon's strategy for capturing electronic commerce revenues is to enter into sponsorships with premium online retailers. Sponsorship fees are paid to Salon by a particular retailer for a measure of exclusivity in the retailer's industry segment.

     In December 1999, Salon entered into a one-year agreement with eVineyard.com, under which eVineyard serves as sponsor of Burt Wolf editorial content, and which provides eVineyard the right to become the exclusive wine retailer for Salon.com.

     In October 1999 Salon renewed their exclusive content sponsorship agreement with Lexus. Lexus agreed to renew their year-long sponsorship of Salon's popular Brilliant Careers feature, as well as, expanding their sponsorship to become the featured sponsor of the Salon People site.

     Also in October 1999 Salon entered into a one-year contract with EDS, under which EDS serves as exclusive sponsor of View From The Top editorial content.

     Salon intends to continue to develop similar electronic commerce partnerships with retailers and service providers that provide goods and services tied closely to specific areas of its content. Salon's architectural design provides each of its destination sites with opportunities for electronic commerce tie-ins.

     In addition to electronic commerce sponsorships, Salon has established its own online store, Salon Shop. Salon Shop offers an expanding range of upscale Salon-branded and third party products, as well as goods offered by its retailing partners. As Salon expands its relationships with online retailing sponsors, it expects Salon Shop to provide a destination where Salon users can benefit from the range of commerce opportunities available throughout the Salon network.

Syndication and Licensing

     Since its inception, Salon has syndicated and licensed its content to media companies worldwide for publication on Web sites, and in newspapers and magazines. In addition to revenues, syndication and licensing provide Salon with valuable exposure for the Salon brand and additional traffic to Salon's network. These arrangements also require prominent placement of Salon's logo and primary Internet address in reproductions of its content.

     Since 1997, Salon has maintained a worldwide agreement with United Features Syndicate to distribute Salon content to newspapers, both in print and on the Internet. As of March 31, 2000, Salon content had been syndicated in 75 newspapers. Salon also directly licenses and syndicates to publications not associated with United Features Syndicate. Salon has generated syndication revenues from more than 60 domestic and international magazines and other reprint vehicles.

     In addition to its syndication efforts, Salon has entered into agreements with publishers to produce three books created by Salon's editors. Mothers Who
Think: Tales of Real-Life Parenting was published by Random House/Villard in April 1999, Salon.com's Wanderlust: Real Life Tales of Adventure and Romance to be published by Random House/Villard in 2000, and The Salon Readers Guide to Contemporary Literature is to be published by Viking/Penguin in 2000. In addition to creating additional revenues from previously produced content, Salon believes that such arrangements are tremendously valuable in promoting the Salon brand beyond its traditional user base.

Subscription Services

     Salon derives revenue from the paid subscription service, The Well. The Well, a paid subscription online community, was acquired by Salon in April 1999. As of March 31, 2000, The Well had approximately 7,000 registered users. Salon intends to generate additional subscription revenues from The Well by promoting the community on Salon's network as a forum for highly focused and engaging discussions.

Sales and Marketing

Sales

     In order to reach a broad range of potential sponsors, advertisers and electronic commerce partners, Salon has built its own direct sales organization of 29 employees located in San Francisco, New York City, Chicago, Atlanta and Los Angeles. Salon believes its direct sales approach allows it to form stronger relationships with its advertisers and sponsors. The sales force consists of regional sales managers, account executives, sales planners and sales operations staff, under a senior vice president of sales. Salon's sales organization consults regularly with advertisers, sponsors and their agencies on design and placement of advertisements and the production and management of sponsorship campaigns. Salon hires and continues to seek out sales force representatives with experience in selling advertising in a variety of media. Salon intends to continue to expand its sales force to establish additional advertising and sponsorship arrangements.

     The majority of Salon's banner advertising and advertising sponsorship sales are conducted through media buying divisions of advertising agencies. These agencies determine whether to recommend advertising on Salon's network. In some instances, Salon may conduct its sales activities directly with banner advertisers and advertising sponsors. The time between the date of initial contact with a potential banner advertiser or advertising sponsor and receipt of a purchase order from the advertiser may range from as little as one week to up to nine months.

     Salon's electronic commerce sponsorships are sold as joint projects by Salon's sales, business development and electronic commerce staff. These agreements are typically negotiated directly with the electronic commerce sponsor, and have a similar sales cycle to advertising sponsorships. Salon's sales staff works closely with electronic commerce sponsors to integrate advertising, branding and buying opportunities throughout the Salon network.

Marketing

     Over the last four years, Salon's visibility has increased through extensive publicity. Salon and its staff have been featured on some of the nation's leading media outlets and programs, including:

 .  ABC News      .  The Wall Street Journal           .  Meet the Press
 .  MSNBC         .  The Washington Post               .  Good Morning America
 .  CNBC          .  The New York Times                .  Politically Incorrect
 .  NPR           .  Time                              .  Morning Edition
 .  CNNfn         .  Newsweek                          .  Crossfire

     Salon also uses event marketing to build awareness among influential opinion leaders in the publishing, advertising and entertainment industry. In January 2000, Salon sponsored the Fourth Annual Salon Book Awards, celebrating top books selected by Salon editors. For its new Brilliant Careers editorial series, Salon, with advertising sponsor Lexus, hosts an event honoring successful individuals from different fields including science, technology, arts and culture.

     Salon has increased its efforts in building brand awareness on and off the Internet and currently has seven employees dedicated to marketing. Salon has utilized a targeted campaign consisting of online advertising, traditional print, radio and television advertising as well as local and national events to communicate its marketing message.

Competition

     The market for Internet content is intensely competitive. Traditional media companies, such as television broadcasters, magazine publishers and radio stations, are constantly refining their content and strategies to increase their audiences and advertising and sponsorship revenues. Additionally, the number of Web sites competing for the attention and spending of users, advertisers and sponsors has increased, and Salon expects it to continue to increase, particularly because there are so few barriers to entry on the Internet. Salon competes for users, advertisers and sponsors with the following types of companies:

portals, including Excite, Go.com, Lycos and Yahoo!, which are increasingly trying to deepen their sites with content as a way of encouraging user stickiness;

mass consumer online services including America Online and the Microsoft Network and online services focused on news, politics, technology, parenting, health and pop culture including CNN.com, MSNBC.com, Slate, iVillage, Women.com, Feed, Nerve, Entertainment Weekly Online, TimeDigital, C/Net and ZDNet;

community sites including Cafe Utne, Tripod, Talk City and GeoCities;

traditional print and broadcast media outlets and programs targeted at high-value audiences, including the New York Times, The Washington Post, Vanity Fair, Time, Newsweek, Entertainment Weekly, the New Yorker, Dateline, Politically Incorrect, Entertainment Tonight and Biography.

     Increased competition could result in advertising or sponsorship price reductions, reduced margins or loss of market share, any of which could harm Salon's business. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of Salon's present and potential competitors are likely to enjoy substantial competitive advantages, including the following:

 .  larger numbers of users;

 .  larger numbers of advertisers;

 .  greater brand recognition;

 .  more fully-developed electronic commerce opportunities;

 . larger technical, production and editorial staffs; and . substantially greater financial, marketing, technical and other resources.

     If Salon does not compete effectively or if it experiences any pricing pressures, reduced margins or loss of market share resulting from increased competition, its business could be adversely affected.

Infrastructure and Operations

     Salon has developed a flexible publishing structure that enables it to develop compelling and original content while responding quickly to news events and taking advantage of the ease of distribution provided by the Internet. Editor's work with staff writers as well as with a variety of experienced contributing writers, freelance contributors and columnists. Ideas for Salon content flow from editor to writer and writer to editor, as well as from readers to editors. Weekly editorial meetings serve as a filter for content proposals and determine what content will occupy the featured position on Salon's home page at www.salon.com. All content that appears on Salon's network of Web sites goes through a rigorous editorial process. Site editors work with writers from assignment through final editing of material.

     Salon has deployed a versatile technical infrastructure and backend systems to support its mission of providing first-rate content, community and commerce on the Internet. Salon content is developed on a proprietary software platform and captured in an Oracle database for reuse in Web and other formats. This system allows Salon content to be easily redistributed to other Web sites, newspapers and magazines, electronic devices including electronic books, pagers and handheld devices, and other print or electronic media.

     Salon's Web sites are supported by a variety of servers using the Windows NT, Solaris and Linux operating systems. Salon's top technical priority is the fast delivery of pages to its users. Salon's systems are designed to handle significant traffic growth by balancing the amount of traffic among multiple servers. Salon also relies on server redundancy to help achieve its goal of 24 hour, seven-day-a-week site availability. Regular automated backups protect the integrity of Salon data.

     Salon servers are maintained at Frontier GlobalCenter's media distribution center in Sunnyvale, California. Salon's contract with Frontier GlobalCenter provides bandwidth on demand to meet the fluctuating needs of Salon's network. Frontier GlobalCenter offers high-speed connections to the Internet, helping ensure fast serving and delivery of Salon's Web sites, and monitors all servers via human or technical means on a continuous basis. Salon follows strict password management procedures to protect access to its servers. Salon technical staff monitors alerts from Frontier GlobalCenter and, where relevant, undertakes recommended actions to address security issues and vulnerabilities. All of Salon's servers are supported by uninterruptable power supplies for protection against power outages.

     Frontier GlobalCenter provides the following features to protect against natural disaster, human error, and malicious acts:

          .  Multi-level card key system to control all areas of its facility;

          .  Visitor and vendor escorts;

          .  Redundant air conditioning systems;

          .  Intruder alarms and fire system alarms, monitored 24 hours a day;

          .  Dual zone, dual sensor, gas-based suppression system;

          . Floors, racks, and other support systems with seismic reinforcements to protect against earthquakes; and

          . Redundant power systems consisting of uninterruptable power supplies and a high-capacity diesel generator.

     Although Salon does not yet have a formal disaster recovery plan, one is currently in development. At Salon's San Francisco and New York offices and Frontier GlobalCenter, nightly, weekly and monthly backups are performed and sent to an off-site facility.

Proprietary Rights

     Salon's success and ability to compete are significantly dependent on its proprietary content. Salon relies exclusively on copyright law to protect its content. While Salon actively takes steps to protect its proprietary rights, such steps may not be adequate to prevent the infringement or misappropriation of its content. Infringement or misappropriation of Salon's intellectual property could materially harm Salon's business. Salon also licenses content from various freelance providers and other third-party content providers. While Salon attempts to insure that third-party content may be freely licensed to Salon, other parties may assert claims of infringement against Salon relating to this content.

     Salon has licensed in the past, and expects to license in the future, proprietary rights such as trademarks and copyrighted material to third parties. While Salon attempts to insure that the quality of its brand is maintained by these licensees, its licensees may take actions that adversely affect the value of the Salon brand or Salon's other proprietary rights. Any such adverse acts could materially harm Salon's reputation and its business.

     Salon owns the Internet address www.salon.com. Because www.salon.com is the address of the main home page to Salon's network of sites and incorporates Salon's company name, it is a vital part of Salon's intellectual property assets. Salon does not have a registered trademark on the address, and therefore it may be difficult for Salon to prevent a third party from infringing its intellectual property rights in the address. If Salon fails to adequately protect its rights in the address, or if a third party infringes its rights in the address or otherwise dilutes the value of www.salon.com, Salon's business could be harmed.

Employees

     As of March 31, 2000, Salon had 148 full-time employees, including 67 in production and content, 46 in sales and marketing, 16 in research and development, 11 in administration and 8 in the Well LLC. None of Salon's employees are represented by a union. Salon believes that its relationship with its employees is good.


ITEM 2.  Properties

     Salon's headquarter leases approximately 20,833 square feet of space at 22 Fourth Street 15th and 16/th/ Floor, San Francisco, California. The rent for this space is approximately $70,000 per month, and the lease expires on December 2009.

     Salon also leases approximately 7,000 square feet of space at 126 Fifth Avenue, New York, New York. The rent for this space is approximately $16,000 per month, and the lease expires in December 2004.

     Salon leases another office with approximately 3,635 square feet of space at 1133 21st Street NW, Washington, DC. The rent for this space is currently $9,390 per month, and the lease expires in December 2005.

     Salon has a Chicago office with approximately 171 square feet of space at 401 N. Michigan Avenue, Chicago, IL. The rent for this space is currently $2,250 per month, and the lease expires in April 2001.

ITEM 3.   Legal Proceedings

          Salon is not a party to any pending legal proceedings which it believes will materially affect it financial condition or results of operations.


ITEM 4.   Submission of Matters to a Vote of Security Holders

          None.

                                    PART II

ITEM 5.    Market for Registrant's Common Equity and Related Matters

     Salon's common stock has been quoted on The Nasdaq National Market since our initial public offering on June 22, 1999 under the symbol "SALN." The following table sets forth, for the periods indicated, the range of high and low for the Company's Common Stock.

Fiscal Year Ended March 31, 2000                                   High   Low
                                                                   -----  ----
     First Quarter (From June 22, 1999)                            10.81  9.00

          2/nd/ Quarter                                            15.13  3.75

          3/rd/ Quarter                                             9.00  4.25

          4/th/ Quarter                                            10.06  4.06

          There were 213 holders of record as of June 20, 2000.

Recent Sales of Unregistered Securities

     On January 12, 2000, we issued 1,125,000 shares of our common stock to Rainbow Media Holding, Inc., a subsidiary of Cablevision Systems, a publicly-traded (NYSE: CVC) which operates among other properties, television networks and entertainment venues. The consideration for the shares was a commitment from Rainbow Media Holdings, Inc. for approximately $ 8.1 million in television advertising on its television networks and other promotion efforts to build the Salon.com brand.

     The issuance of common stock to Rainbow Media Holdings, Inc. described above was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Rainbow Media Holdings, Inc. represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificate and other instruments issued in the transaction.

          We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance future expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

ITEM 6.   Selected Consolidated Financial Data

                                                                                                                  July 27,1995
                                                                                                                  (Inception)
                                                                                                                     to
                                                                            Year Ended March 31,                   March 31,
                                                           ---------------------------------------------------    ----------
                                                             2000          1999          1998            1997        1996
                                                           -------       ------         ------          ------    ----------
  Consolidated Statement of Operations Data
   (in thousands except per share amounts)

Net revenues                                              $  8,002     $  2,921        $ 1,156         $   280        $  196
                                                          --------     --------        -------         -------        ------
Operating expenses
    Production, content and product                          9,004        4,232          2,658           1,555           463
    Sales and marketing                                     14,399        3,431          1,507             419           124
    Research and development                                 1,402          443            259             176            52
    General and administrative                               2,453          539            285             129            43
    Amortization of intangibles                              1,023            -              -               -             -
    Non-cash advertising expense                               202            -              -               -             -
    Non-cash compensation charges                            2,412          554            345               -             -
                                                          --------     --------        -------         -------        ------
                 Total expenses                             30,895        9,199          5,054           2,279           682
                                                          --------     --------        -------         -------        ------
Loss from operations                                       (22,893)      (6,278)        (3,898)         (1,999)         (486)
Interest income                                              1,129           45             89              55            10
Other income (expense), net                                   (126)           -            (16)              -             -
                                                          --------     --------        -------         -------        ------
Net loss                                                   (21,890)      (6,233)        (3,825)         (1,944)         (476)
Preferred dividends                                         11,515          271              -               -             -
                                                          --------     --------        -------         -------        ------
Net loss attributable to  common stockholders             $(33,405)    $ (6,504)       $(3,825)        $(1,944)       $ (476)
                                                          ========     ========        =======         =======        ======
Basic and diluted net loss per share attributable to
 common stockholders                                      $  (3.63)    $(16.63)        $(10.20)        $(3.84)        $(1.26)
                                                          ========     ========        =======         =======        ======
Weighted average shares of common stock
  outstanding used in computing basic and diluted
  net loss per share                                         9,204         391             375            507            376
                                                          ========     ========        =======         =======        ======


                                               As of March 31,
                              ------------------------------------------------
                                2000       1999     1998       1997       1996
                              -------     ------   ------     ------    ------
Balance Sheet Data
  (in thousands)

Cash and cash equivalents     $17,982     $  754   $1,926     $2,638    $1,231
Working capital                16,211)      (525)   1,894      2,560     1,150
Total assets                   27,400      7,808    2,707      2,834     1,340
Long-term liabilities             473         75       95          -         -
Total stockholders' equity     22,324      5,353    2,194      2,697     1,247

ITEM 7. Management Discussion and Analysis of Financial Condition and Result of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this report on Form 10-K. In addition to historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties.

Overview

     Salon.com is a leading Internet media company that produces a network of eleven subject-specific, demographically-targeted Web sites and a variety of online communities. Salon was incorporated in July 1995 and launched its initial Web sites in November 1995. Circulation of Salon's original content has grown consistently since inception to a total of approximately 3.7 million unique users and 72 million page views in March 2000. Page views are the total number of complete pages retrieved and viewed by visitors to Salon's network. A unique user is an individual visitor to Salon's network.

     Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2000, Salon had an accumulated deficit of approximately $46.2 million. Salon intends to continue to make significant financial investments in content, marketing and promotion and the development of technology and infrastructure. As a result, Salon believes that it will incur additional operating losses and negative cash flows from operations for the foreseeable future.

     During the period from its inception in July 1995 to date, Salon's activities have primarily involved the following:

          .  recruiting editorial and business personnel;

          .  creating and expanding content;

          .  licensing content to distribution partners;

          .  establishing relationships with advertisers and sponsors;

          .  developing and enhancing Salon's technical infrastructure;

          .  developing Salon's online retail capabilities; and

          .  raising capital.

     To date, Salon's revenues have been derived primarily from the sale of banner advertising, advertising sponsorships and electronic commerce sponsorships. To a lesser extent, Salon has derived revenues from the syndication of its original content to other media outlets.

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

     Advertising revenues include barter revenues, which are the exchange by Salon of advertising space on Salon's Web sites for reciprocal advertising space on other Web sites or the exchange of goods and services. In the fiscal year ended March 31, 2000, barter revenues represented 17.8% of Salon's advertising revenues. Revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements delivered. Barter expenses are recorded in sales and marketing in the consolidated statement of operations when Salon's advertisements are run on the reciprocal Web sites, which is typically in the same period as when advertisements are run on Salon's Web sites. The percentage of revenues received from barter transactions has increased from 16.2% of advertising revenues in the fiscal year ended March 31, 1999 to 17.8% in the fiscal year ended March 31, 2000. Salon believes that these barter transactions have been important to the establishment of the Salon brand and expects to continue to engage in these transactions in the future.

     Revenues related to the sale of goods from Salon Shop are recognized when goods are shipped. Revenues related to the syndication and licensing of Salon content to other media outlets are recognized on notification. Subscription revenues are recognized ratably over the period that services are to be provided.

     Substantially all of Salon's content, as well as participation in Table Talk and Salon's third party sponsored Internet communities are free of charge to users. In March 1999, Salon acquired The Well, a paid online community that charges its participants a monthly subscription fee. Salon expects to continue to derive a portion of its revenues from fees charged to subscribers to The Well.

Recent Events

     In May 2000, Salon acquired MP3Lit.com, a Web site dedicated to offering spoken word and audio literature recordings in the MP3 format. The acquisition represents Salon.com's continued expansion into the multibillion dollar digital audio market by adding a new destination site that will be promoted to Salon's audience of millions of users.

     Under the terms of the agreement, consideration consisted of 1,268,000 shares of common stock, a warrant to purchase a total number of 100,000 shares of common stock and cash in the amount of $400,000, amounting to a purchase price of approximately $5.0 million for all outstanding shares of MP3Lit.com. The acquisition was approved by the board of directors of each company, and closed on May 5, 2000 and will be accounted for under the purchase method. With the MP3Lit.com acquisition, Salon.com will offer downloadable audio versions of books, short stories and interviews. In addition, the new MP3Lit.com division of Salon.com will assist in developing audio versions of Salon's popular articles, essays and commentary. The downloads will be available on the Web as well as on portable and wireless devices such as personal digital assistants (PDAs), MP3 players, electronic books devices and Internet-enabled cellular phones.

     The acquisition also includes LoudBooks.com (http://www.loudbooks.com), the e-commerce division of MP3Lit.com, which will sell digital audio downloads of full-length books by new authors when it launches later this year.

Salon Results of Operations

     The following table sets forth Salon's results of operations expressed as a percentage of net revenues:



                                                                          Year ended March 31,
                                                                        ----------------------
                                                                         2000   1999      1998
                                                                        -----   -----    -----
Statement of Operations Data                                                (in thousands)

Net revenues                                                            100%    100%      100%
                                                                        -----   -----    -----

Operating expenses
                    Production, content and product                     112%    145%      230%
                    Sales and marketing                                 180%    118%      130%
                    Research and development                             18%     15%       22%
                    General and administrative                           31%     18%       25%
                    Amortization of intangibles                          13%      0%        0%
                    Non-cash advertising expense                          2%      0%        0%
                    Non-cash compensation charges                        30%     19%       30%
                                                                       -----   -----     -----
                                 Total expenses                         386%    315%      437%
                                                                       -----   -----     -----
Loss from operations                                                   (286%)  (215%)    (337%)
Interest income                                                          14%      2%        7%
Other income (expense), net                                              (2%)     0%       (1%)
                                                                       -----   -----     -----
Net loss                                                               (274%)  (213%)    (331%)
Preferred dividends                                                     143%     10%        0%
                                                                       -----   -----     -----
Net loss attributable to common stockholders                           (417%)  (223%)    (331%)
                                                                       =====   ======    =====


Fiscal Years Ended March 31, 2000 and 1999

Net Revenues

     Salon's net revenues consist of the following:

Banner advertising revenues and revenues related to sponsorship advertising;

Electronic commerce sponsorship revenues, including slotting fees and commissions related to sales of products and services offered by online retailing partners through Salon;

Revenues from the sale of products through Salon Shopping;

Revenues derived from the syndication of Salon's original content and the development of content for media sources other than Salon's Web sites; and

Fees derived from paid subscription and membership programs.


     Salon's net revenues increased 174% to $8.0 million in the fiscal year ended March 31, 2000 from $2.9 million in the fiscal year ended March 31, 1999. The increase in net revenues is primarily attributable to an increase in revenues derived from banner advertisements of approximately $4.6 million, advertising sponsorships of $1.1 million and subscription revenue of $534,000. Salon expects that sponsorship and advertising revenues will continue to represent the most significant portion of its net revenues for the foreseeable future.

     Net revenues include revenues recognized from advertising barter transactions of $1.4 million in the fiscal year ended March 31, 2000 and $472,000 in the fiscal year ended March 31, 1999.

Operating Expenses

     Salon's operating expenses consist of the following:

          .  Production, content and product expenses;

          .  Sales and marketing expenses;

          .  Research and development expenses; and

          .  General and administrative expenses.

     Salon's operating expenses increased 236% to $30.9 million in the fiscal year ended March 31, 2000 from $9.2 million in the fiscal year ended March 31, 1999. Operating expenses also increased as a percentage of net revenues to 386% from 315% over these respective periods. The increase in operating expenses for the fiscal year ended March 31, 2000 is primarily attributable to increased production, content and product expenses of approximately $4.8 million, as well as increased sales and marketing expenses of approximately $11.0 million. The increase in operating expenses as a percentage of net revenues is primarily attributable to an increase in the scope of Salon's content and communities, expanding its marketing efforts and further developing its technology and infrastructure.

Production, Content and Product Expense

      Production, content and product expenses consist primarily of payroll and related expenses for Salon's editorial, artistic and production staff, payments to freelance writers and artists, and telecommunications and computer related expenses for the support and delivery of Salon's Web sites. Also included in production, content and product expenses are costs associated with electronic commerce transactions, including the costs of product inventory and distribution.

     Production, content and product expenses increased 113% to $9.0 million in the fiscal year ended March 31, 2000 from $4.2 million in the fiscal year ended March 31, 1999, but decreased as a percentage of net revenues to 112% from 145% in these respective periods. The increase in production, content and product expenses for the fiscal year ended March 31, 2000 is attributable to Salon's increased staffing to expand the scope and distribution of its Web sites and online communities. The decrease in production, content and product expenses as a percentage of net revenues is primarily attributable to an increase in sales of sponsorships and advertising, and due to the fact that some production and content expenses are relatively fixed and may be utilized to deliver an expanding number of advertisements.

Sales and Marketing Expenses

     Sales and marketing expenses consist of payroll and related expenses, including commissions, travel expenses and other costs associated with Salon's advertising and sponsorship sales force, as well as Salon related advertising, promotional and distribution costs. Sales and marketing expenses increased 326% to $14.6 million in the fiscal year ended March 31, 2000 from $3.4 million in the fiscal year ended March 31, 1999, and increased as a percentage of net revenues to 182% from 118% over these respective periods. Sales and marketing expenses include expenses incurred from barter transactions of $1.4 million for the fiscal year ended March 31, 2000 and $472,000 for the fiscal year ended March 31, 1999. The increase in sales and marketing expenses is primarily attributable to an increase in advertising of $6.5 million for the fiscal year ended March 31, 2000 compared to $607,000 for the fiscal year ended March 31, 1999, and additional sales and marketing personnel expenses of $3.8 million for the fiscal year ended March 31, 2000 compared to $1.1 million for the fiscal year ended March 31, 1999.

Research and Development Expenses

     Research and development expenses consist of costs associated with the development of technology, including Salon's publishing platform software and archival database. Research and development expenses increased 217% to $1.4 million in the fiscal year ended March 31, 2000 from $443,000 in the fiscal year ended March 31, 1999, and research and development increased as a percentage of net revenues to 18% from 15% over these respective periods. The increase in research and development expenses is primarily attributable to salary and payroll related expenses for new technological developments undertaken by Salon, including the design and development of a new publishing platform and advertising delivery system, and to a lesser extent, an increase in technical support staff. The decrease in research and development expenses as a percentage of net revenues is primarily attributable to an increase in sales of advertising and sponsorships.

General and Administrative Expenses

     General and administrative expenses consist primarily of payroll and related expenses and related costs for general corporate functions. General and administrative expenses increased 355% to $2.5 million in the fiscal year ended March 31, 2000 from $539,000 in the fiscal year ended March 31, 1999, it also increased as a percentage of net revenues to 31% from 18% over these respective periods. The increase in general and administrative expenses is primarily attributable to salary and related expenses for additional personnel and higher professional fees associated with the overall increase in headcount within all departments. The increase in general and administrative expenses as a percentage of net revenues is primarily attributable to an increase in overall headcount due to the fact that certain general and administrative expenses are relatively fixed.

Amortization of Intangibles

     Amortization of intangibles consists of the costs associated with the amortization of the intangibles and goodwill associated with the acquisition of the Well. The acquisition of the Well is being accounted for using the purchase method of accounting and is being amortized on a straight-line basis over 60 months. Amortization expenses were $1.0 million or 13% of net revenue, for the fiscal year ended March 31, 2000. There was no similar amortization expense in 1999.

Stock-based Compensation

     Stock-based compensation consists of expenses associated with the issuance of stock options and warrants. Stock-based compensation charges were $2.4 million or 30% of net revenue for the fiscal year ended March 31,2000, compared to $554,000 or 19% of revenue for the same period in 1999. The increase in stock -based compensation expenses is primarily attributable to an increased number of employee options to new and existing employees.

Interest and Other Income, Net

     Other income consists primarily of interest earned on Salon's cash, cash equivalents and short-term investments, offset by interest expense on borrowings. Other income increased to $1.0 million or 12% of net revenues in the fiscal year ended March 31, 2000 from $45,000 or 2% of net revenues in the fiscal year ended March 31, 1999. The increase in other income in the aggregate is primarily attributable to an increase in the amount of interest earned by Salon due to an increase in Salon's cash and cash equivalents as a result of Salon's initial public offering on June 22, 1999.

Preferred Deemed Dividend

     The preferred deemed dividend of $11.5 million for the fiscal year ended March 31, 2000 is the difference between the offering price of Salon's Series C preferred stock sold in April 1999 and the deemed fair value of Salon's common stock on the date of the transaction. This is a one-time non-cash expense. The preferred dividend expense for the fiscal year ended March 31, 2000 was $11.5 million or 143% of net revenues compared to $271,000 or 10% of net revenues for the same period in 1999.

Net Loss

     Salon recorded a net loss of $33.4 million or 417% of net revenues or $3.63 per share for the fiscal year ended March 31, 2000 compared to a net loss of $6.2 million or 223% of net revenues or $16.62 per share for same period in 1999.

Income Taxes

     No provision for federal and state income taxes has been recorded as Salon has incurred net operating losses through the fiscal year ended March 31, 2000. As of March 31, 2000, Salon had approximately $28.8 million of federal and $16.1 million of state net operating loss carry forwards available to offset future taxable income. Salon's use of these federal and state net operating loss carry forwards may be subject to certain annual limitations.

Fiscal Years Ended March 31, 1999 and 1998

Net Revenues

     Salon's net revenues increased 15% to $2.9 million in the fiscal year ended March 31, 1999 from $1.2 million in the fiscal year ended March 31, 1998. The increase in net revenues was primarily attributable to an increase in revenues derived from banner advertisements of approximately $1.0 million, advertising sponsorships of $435,000 and electronic commerce sponsorships of $166,000.

     Net revenues include revenues recognized from advertising barter transactions of $472,000 in the fiscal year ended March 31, 1999 and $75,000 in the fiscal year ended March 31, 1998.

Operating Expenses

     Salon's operating expenses increased 82% to $9.2 million in the fiscal year ended March 31, 1999 from $5.1 million in the fiscal year ended March 31, 1998, but decreased as a percentage of net revenues to 315% from 437% over these respective periods. The increase in operating expenses for the fiscal year ended March 31, 1999 was primarily attributable to increased production, content and product expenses of approximately $1.5 million, as well as increased sales and marketing expenses of approximately $1.9 million. The decrease in operating expenses as a percentage of net revenues was primarily attributable to an increase in sales of sponsorships and advertising without a corresponding increase in operational expenses and the fact that some operating expenses are relatively fixed.

Production, Content and Product Expenses

     Production, content and product expenses increased 59% to $4.2 million in the fiscal year ended March 31, 1999 from $2.7 million in the fiscal year ended March 31, 1998, but decreased as a percentage of net revenues to 145% from 230% in these respective periods. The increase in production, content and product expenses for the fiscal year ended March 31, 1999 was primarily attributable to increased costs relating to growth in Salon's editorial and production staff of $838,000 and payments to freelance writers and artists of $168,000. The decrease in production, content and product expenses as a percentage of net revenues is primarily attributable to an increase in sales of sponsorships and advertising, and due to the fact that some production and content expenses are relatively fixed and may be utilized to deliver an expanding number of advertisements

Sales and Marketing Expenses

     Sales and marketing expenses increased 127% to $3.4 million in the fiscal year ended March 31, 1999 from $1.5 million in the fiscal year ended March 31, 1998, but decreased as a percentage of net revenues to 118% from 130% over these respective periods. Sales and marketing expenses include expenses incurred from barter transactions of $472,000 for the fiscal year ended March 31, 1999 and $75,000 for the fiscal year ended March 31, 1998. The increase in sales and marketing expenses was primarily attributable to additional hiring of sales and marketing personnel of $812,000 and additional marketing costs associated with barter transactions and the distribution of Salon content of $748,000. The decrease in sales and marketing expenses as a percentage of net revenues was primarily attributable to increased sales of advertisements and sponsorships.

Research and Development Expenses

     Research and development expenses increased 71% to $443,000 in the fiscal year ended March 31, 1999 from $259,000 in the fiscal year ended March 31, 1998, but decreased as a percentage of net revenues to 15% from 22% over these respective periods. The increase in research and development expenses is primarily attributable to salary and payroll related expenses for new technological developments undertaken by Salon, including the design and development of a new publishing platform and advertising delivery system, and to a lesser extent, an increase in technical support staff. The decrease in research and development expenses as a percentage of net revenues is primarily attributable to an increase in sales of advertising and sponsorships.

General and Administrative Expense

     General and administrative expenses consist primarily of payroll and related expenses and related costs for general corporate functions. General and administrative expenses increased 89% to $539,000 in the fiscal year ended March 31, 1999 from $285,000 in the fiscal year ended March 31, 1998, but decreased as a percentage of net revenues to 18% from 25% over these respective periods. The increase in general and administrative expenses was primarily attributable to salary and related expenses for additional personnel of $112,000 and higher professional fees of $174,000. The decrease in general and administrative expenses as a percentage of net revenues is primarily attributable to an increase in advertising and sponsorship sales and due to the fact that certain general and administrative expenses are relatively fixed.

Interest and Other Income, Net

     Other income decreased to $45,000 in the fiscal year ended March 31, 1999 from $73,000 in the fiscal year ended March 31, 1998. The decrease in other income in the aggregate is primarily attributable to a decrease in the amount of interest earned by Salon due to a decrease in Salon's cash and cash equivalents and an increase in interest expense associated with additional borrowing under Salon's line of credit.

Liquidity and Capital Resources

     Since its inception, Salon has primarily financed its operations through the private placement of convertible preferred stock and its initial public
offering of common stock.   As of March 31, 2000, Salon had approximately $18.0
million in cash and cash equivalents that was obtained through Salon's initial public offering in June 1999 and the sale of the additional stock in July 1999. Salon had $754,000 in cash at March 31, 1999 compared to $1.9 million at March 31, 1998.

     Net cash used for operations was $16.7 million for the fiscal year ended March 31, 2000 which was mainly attributable to a $21.9 million net loss and a $1.9 million increase in accounts receivable offset by a $2.5 million non-cash compensation expense, a $1.5 million depreciation and amortization charge and an increase of $2.0 million and $795,000 in accrued liabilities and accounts payable, respectively. Net cash used for operations was $4.5 million for the fiscal year ended March 31, 1999 which was mainly attributable to a net loss of $6.2 million, and a increase in prepaid expenses and other assets of $317,000 offset by an increase in accounts payable of $655,000, a non-cash compensation expense of $554,000 and an increase in deferred revenue of $495,000. Net cash used for operations was $3.5 million for the fiscal year ended March 31, 1998 which was mainly attributable to a net loss of $3.8 million and an increase in accounts receivable of $229,000 offset by a non-cash compensation charge of $345,000.

     Net cash used in investing activities totaled $1.5 million, $495,000 and $382,000 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. Net cash used for investing activities in each of these respective periods consisted mainly of purchases of property and equipment.

     Net cash provided by financing activities was $35.6 million for the fiscal year ended March 31, 2000 primarily due to proceeds from a private placement of preferred stock of $10.9 million in April and June 1999 and $25.1 million from the issuance of common stock due to the initial public offering in June of 1999. This was offset by capital lease payments of $388,000. Net cash provided by financing activities was $3.8 million for the fiscal year ended March 31, 1999 primarily due to proceeds from the issuance of preferred stock of $3.4 million and borrowings of $462,000 offset by repayment of bank borrowings of $120,000. Net cash provided by financing activities was $3.2 million for the fiscal year ended March 31, 1998 primarily due to proceeds from the issuance of preferred stock of $3.0 million and bank borrowings of $248,000 offset by repayment of bank borrowings of $50,000.

     Salon's capital requirements depend on numerous factors, including the success of Salon's strategies for generating revenues and the amount of resources it devotes to investments in its network, sales, marketing and brand promotion. Salon's expenditures have substantially increased since inception as its operations and staff have grown. Salon will continue to evaluate possible investments in businesses, products and technologies complementary to its existing business.

     Salon currently anticipates that its available cash resources will be sufficient to meet its anticipated needs for working capital and capital expenditures through June 2001. Salon may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire complementary businesses, products or technologies. If Salon raises additional funds by selling equity securities, the percentage ownership of Salon's stockholders will be reduced and its stockholders may experience additional dilution. Salon cannot be sure that additional financing will be available on terms favorable to Salon, or at all. If adequate funds are not available on acceptable terms, Salon's ability to fund expansion, react to competitive pressures, or take advantage of unanticipated opportunities would be substantially limited. If this occurred, Salon's business would be significantly harmed.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Salon will adopt SFAS No. 133 as of April 1, 2001. To date, Salon has not engaged in derivative or hedging activities. Salon is unable to predict the impact of adopting SFAS No. 133 if it were to engage in derivative and hedging activities in the future.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In March 2000, the SEC issued SAB No. 101A to defer for one quarter and in June 2000, issued SAB No. 101B to defer for an additional two quarters the effective date of implementation of SAB 101 with earlier application encouraged. Management believes that the impact of SAB 101 will not have a material effect on the financial position or result of operations of the Company.

     In March 2000, the FASB issued interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not, and is not expected to have a material impact on the financial statements.

     In May 2000, the Emerging Issues Task Force issued ("EITF") 00-02, "Accounting for Web Site Development Costs". EITF 00-02 requires costs associated with web site application and infrastructure to be capitalized as well as costs incurred for the initial web site graphics. EITF 00-02 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. Salon does not expect the adoption of this EITF to have a material impact on the financial statements.

Factors That May Affect Our Future Results and Market Price of Stock

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

     We incurred net losses attributable to common stockholders of $33.4 million in the fiscal year ended March 31, 2000 and $6.5 million in the fiscal year ended March 31, 1999. As of March 31, 2000, our accumulated deficit was $46.2 million. We expect these operating losses to continue for at least the foreseeable future. We will need to generate significant revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial results would be severely harmed.

Our quarterly operating results are volatile and may adversely affect our stock price

     Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could severely harm our business. These factors include:

         . our ability to attract and retain banner advertisers, advertising sponsors and electronic commerce sponsors ;

         .  our ability to attract and retain a large number of users;

         . the introduction of new Web sites, services or products by us or by our competitors ;

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

We depend on banner advertising and sponsorship sales for substantially all of our revenues, and our inability to increase banner advertising and sponsorship revenues would harm our business

     Our revenues for the foreseeable future will depend substantially on sales of advertising and sponsorships. In the fiscal year ended March 31, 2000, advertising and sponsorship sales accounted for 89% of our net revenues, and in the fiscal year ended March 31, 1999 they accounted for 94% of our net revenues. In order to increase our revenues, we will need to attract additional significant banner advertisers, advertising sponsors and electronic commerce sponsors on an ongoing basis. We may not be able to attract or retain a sufficient number of banner advertisers or advertising sponsors in the future, and if we cannot, our business would likely be severely harmed. Increasing our advertising and sponsorship revenues depends upon many factors, including whether we will be able to:

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

         . accurately measure the number and demographic characteristics of our users; and

         .  attract and retain sales personnel.

         . If we do not sell a sufficient number of advertisements or sponsorships or do not engage a sufficient number of advertisers or sponsors during a particular period, our business could be severely harmed.

Our revenues depend on a limited number of advertisers and sponsors who are not subject to long-term agreements, and the loss of a number of these advertisers and sponsors could harm our operating results

     Historically, we have relied on a small number of banner advertisers and advertising sponsors for a significant percentage of our revenues. In the fiscal year ended March 31, 2000, no customer accounted for revenues of 10% or more of total revenues and Borders accounted for approximately 13% of total revenues during the fiscal year ended March 31, 1999. The loss of any of our significant banner advertisers or advertising sponsors could harm our business. We anticipate that our financial results in any given period will continue to significantly depend on revenues from a small number of banner advertisers and advertising sponsors. In addition, particularly because few banner advertisers and advertising sponsors are contractually obligated to purchase any advertising in the future, we are unable to anticipate our mix of banner advertisers and advertising sponsors in future fiscal periods.

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

We integrate and/or retain qualified personnel because these individuals are important to our growth

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

     We may be unable to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in integrating, retaining and motivating our current personnel, our business could be harmed.

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

Our technology development efforts may not be successful in improving the functionality of our network which could result in reduced traffic on our network

     We developed a proprietary online publishing system. If this system does not work as intended, or if we are unable to continue to develop this system to keep up with the rapid evolution of technology for content delivery on the Internet, our network of Web sites may not operate properly which could harm our business. Additionally, software product development schedules are difficult to predict because they involve creativity and the use of new development tools and learning processes. Delays in our software development process could harm our business. Moreover, complex software products like our online publishing system frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although we have tested and will continue to test our publishing system, errors or deficiencies may be found in the system.

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

     We have used third-party software to manage the delivery of banner advertising on our network of Web sites. If this software malfunctions or does not deliver the correct banner advertisements to our network, our advertising revenues could be reduced, and our business could be harmed.

     We also use third-party software to measure traffic on our network of Web sites. If this software malfunctions or does not accurately measure our user traffic, we may not be able to justify our advertising rates, and our advertising revenues could be reduced.

Growth in our operations is placing a strain on our resources, and failure to manage growth effectively could harm our business

     We have experienced a period of significant growth. In the fiscal year ended March 31, 2000 our number of employees increased 143%. In the fiscal year ended March 31, 2000 our total revenues increased approximately 174% and our total operating expenses increased approximately 236% compared to the fiscal year ended March 31, 1999. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting, finance,
marketing, sales and production staffs, and our business could be harmed.    As
part of this growth, we will have to implement new operational procedures and controls to train and manage our employees and to expand and coordinate the operations of our various departments. If we acquire new businesses, we will also need to integrate new operations, technologies and personnel. If we cannot manage the growth of our network of Web sites, staff, offices and business generally our business could be harmed.

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

We will need more working capital to expand our network and achieve our business objectives, and securing financing may be difficult because of the condition of our business or the uncertain nature of the financial markets

     We believe that our current cash resources will meet our anticipated working capital and capital expenditure through June 2001. We may need to raise additional capital to do the following:

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

Extreme Volatility of Stock Price

     The market price of our Common Stock has declined significantly since our initial public offering and may be subject to material fluctuations in the future in response to announcements or press coverage regarding us, our competitors, quarterly variations in our operating results, announcements of new editorial initiatives, changes in analysts' earnings estimates, general conditions in the Internet economy, developments in the financial markets and most particularly, developments in the financial markets relating to availability of financing for Internet companies.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high credit issuers in short-term securities with maturities of three to twenty-four months. The average maturity of the portfolio will not exceed twelve months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

          The financial statements required by Item 8 are included in this Form 10-K beginning on Page 43.


ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


                                   PART III


ITEM 10.   Directors and Executive Officers

     The information regarding directors and executive officers required by Item 10 is incorporated by reference to our definitive proxy statement for our 2000 annual stockholders' meeting.


ITEM 11.  Executive Compensation

          The information required by Item 11 is incorporated by reference to our definitive proxy statement for our 2000 annual stockholders' meeting.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference to our definitive proxy statement for our 2000 annual stockholders' meeting.


ITEM 13.  Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to our definitive proxy statement for our 2000 annual stockholders' meeting.

                                    PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     a)  Documents filed as a part of this report.

          (1) The following Consolidated Financial Statements are included in
              Item 8 of this report.

              Independent Auditor's Report

              Consolidated Balance Sheet as of March 31, 2000 and 1999

              Consolidated Statement of Operation for the years ended March 31, 2000, 1999 and 1998

              Consolidated Statement of Stockholders' Equity for the years ended March 31, 2000, 1999 and 1998

              Consolidated Statement of Cash Flows for the years ended March 31, 2000, 1999 and 1998

              Notes to Consolidated Financial Statements

          (2) Schedule II - Valuation and Qualifying Accounts.

     b)  Reports on Form 8-K during the quarter ended March 31, 2000
         None

(3) Exhibits

  Exhibit
  Number   Description of Document
  -------  -----------------------
    3.2**  Certificate of Incorporation of Salon
    3.3**  Bylaws of Salon.
    4.1    Fourth Amended and Restated Rights Agreement dated January 12, 2000
   10.1*   1995 Stock Option Plan.
   10.2*   1999 Employee Stock Purchase Plan.
   10.3*   Form of Indemnity Agreement.
   10.4* Commercial Office Lease between T/W Associates and Registrant dated June 25, 1997.
   10.5* Agreement of Lease between ZAPCO 1500 Investment L.P. and Registrant dated March 1998.
   10.6* Employment Agreement between Michael O'Donnell and Registrant dated November 7, 1996.
   10.7* Employment Agreement between Bruce Roberts and Registrant dated April 2, 1999.
   10.8* Warrant to Purchase Stock issued to Imperial Bancorp dated December 17, 1998.
   10.9*   Warrant to Purchase Stock issued to Imperial Bank dated April 13,
           1998.
   10.10* Warrant to Purchase Stock issued to Imperial Bankcorp dated April __, 1997.
   10.11* Warrant to Purchase Stock issued to America Online Inc. dated July __, 1998.
   10.12* Warrant to Purchase Stock issued to Adobe Ventures II L.P. dated September 18, 1998.
   10.13* Warrant to Purchase Stock issued to ASCII Ventures dated September 18, 1998.
   10.14* Warrant to Purchase Stock issued to H&Q Salon Investors, L.P. dated September 18, 1998.
   10.15* Warrant to Purchase Stock issued to Daiwa Securities America Inc. dated April 14, 1999.
   10.16* Warrant to Purchase Stock issued to ACT III Communications dated April 14, 1999.
   10.17* Loan Agreement between Imperial Bank and Registrant dated April 14, 1998.
   21.1    Subsidiaries of Salon
   23.1    Consent of Independent Accountants, PricewaterhouseCoopers LLP
   27.1    Financial Data Schedule
___________________________
* Previously filed as an exhibit to Registrants Registration Statements on Form S-1 (Filed April 19, 1999) and incorporated herein by reference.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SALON.COM

                                      By:   /s/ Michael O'Donnell
                                         ---------------------------
                                         Michael O'Donnell
                                         Chief Executive Officer,
                                         President and acting Principal
                                         Financial and Accounting Officer

     Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

      Signature                      Title                                Date
      ---------                      -----                                -----
 /s/ Michael O'Donnell     Chief Executive Officer, President             June 29, 2000
------------------------   and Director
       Michael O'Donnell   (Principal Executive Officer and
                           acting Principal Financial and
                           Accounting Officer)

 /s/ David Talbot          Chairman of the Board, Editor-in-Chief and     June 29, 2000
------------------------                   Director
       David Talbot

 /s/ Leonardo Mondadori                    Director                       June 29, 2000
------------------------
    Leonardo Mondadori
    ------------------

                                           Director
------------------------
     Brian Dougherty
     ---------------

 /s/ Jim Rosenfield                        Director                       June 29, 2000
------------------------
       Jim Rosenfield


------------------------                   Director
       Norman Lear

 /s/ Ron Celmer                            Director                       June 29, 2000
------------------------
       Ron Celmer

INDEX OF FINANCIAL STATEMENTS AND FINANCIALS STATEMENT SCHEDULE

      The following consolidated financial statements of Salon.com are included in this report

          .  Report of Independent Accountants

          .  Consolidated Balance Sheet - March 31, 2000 and 1999

          . Consolidated Statement of Operations - Year ended March 31, 2000, 1999 and 1998

          . Consolidated Statement of Stockholders' Equity - Years ended March 31, 2000, 1999 and 1998

          . Consolidated Statement of Cash Flows - Years ended March 31, 2000, 1999 and 1998

          .  Notes to Consolidated Financial Statements

          .  Schedule II Valuation and Qualifying Accounts.

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Salon.com:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Salon.com and its subsidiary at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
San Jose, California
May 19, 2000

                                   SALON.COM
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                         March 31,
                                                                                               -----------------------------
                                                                                                 2000                 1999
                                                                                               --------             --------
Assets
Current assets:
                 Cash and cash equivalents                                                     $ 17,982             $    754
                 Accounts receivable, net                                                         2,425                  497
                 Inventories                                                                         16                   26
                 Prepaid expenses and other current assets                                          391                  578
                                                                                               --------             --------
                                         Total current assets                                    20,814                1,855
Property and equipment, net                                                                       2,312                  707
Other assets                                                                                        186                  136
Intangible assets, net                                                                            4,088                5,110
                                                                                               --------             --------
                                         Total assets                                          $ 27,400             $  7,808
                                                                                               ========             ========
Liabilities and Stockholders' Equity
Current liabilities:
                 Accounts payable                                                              $  1,831             $  1,036
                 Accrued liabilities                                                              2,318                  439
                 Capital leases, current portion                                                    154                    -
                 Deferred revenue                                                                   210                  541
                 Bank borrowings                                                                     90                  364
                                                                                               --------             --------
                                         Total current liabilities                                4,603                2,380
Other long term liabilities                                                                         149                    -
Bank borrowings, net of current portion                                                               -                   75
Capital Leases, net of current portion                                                              324                    -
                                                                                               --------             --------
                                         Total liabilities                                        5,076                2,455
                                                                                               --------             --------


Commitments and Contingencies ( Note 11)

Stockholders' Equity:
                 Convertible preferred stock, no par value;
                   Zero and 8,108,750 shares authorized at March 31, 2000 and 1999, respectively; 0 and 4,815,345 shares were outstanding at March 31, 2000 and
                   1999, respectively; (aggregate liquidation preference $0 and $13,300 at
                   March 31, 2000 and 1999, respectively).                                            -               15,789
                 Common stock, $0.001 par value;
                   50,000,000 and 12,500,000 shares authorized at March 31, 2000 and March 31,
                   1999, respectively; 12,546,769 shares and 447,496 shares were issued and
                   outstanding at March 31, 2000 and 1999, respectively.                             13                    1
                 Additional paid-in capital                                                      78,448                3,147
                 Advertising receivable from stockholder                                         (7,884)                   -
                 Unearned compensation                                                           (2,098)                (834)
                 Accumulated deficit                                                            (46,155)             (12,750)
                                                                                               --------             --------
                                         Total stockholders' equity                              22,324                5,353
                                                                                               --------             --------
                                         Total liabilities and stockholders' equity            $ 27,400             $  7,808
                                                                                               ========             ========



         See Accompanying Notes to Consolidated Financial Statements.

                                   SALON.COM
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                Year ended March 31,
                                                      ----------------------------------
                                                         2000         1999        1998
                                                      --------      --------    --------
Net revenues                                          $  8,002      $  2,921    $  1,156
                                                      --------      --------    --------

Operating expenses:
   Production, content and product                       9,004         4,232       2,658
   Sales and marketing                                  14,399         3,431       1,507
   Research and development                              1,402           443         259
   General and administrative                            2,453           539         285
   Amortization of intangibles                           1,023             -           -
   Non-cash advertising expense                            202             -           -
   Non-cash compensation charges                         2,412           554         345
                                                      --------      --------    --------
          Total operating expenses                      30,895         9,199       5,054
                                                      --------      --------    --------
Loss from operations                                   (22,893)       (6,278)     (3,898)
Interest income                                          1,129            45          89
Other income (expense), net                               (126)            -         (16)
                                                      --------      --------    --------
Net loss                                               (21,890)       (6,233)     (3,825)
Preferred dividend                                      11,515           271           -
                                                      --------      --------    --------
Net loss attributable to common stockholders          $(33,405)     $ (6,504)   $ (3,825)
                                                      ========      ========    ========

Basic and diluted net loss per share
  attributable to common stockholders                 $  (3.63)     $ (16.63)   $ (10.20)
                                                      ========      ========    ========

Weighted average share of common stock
  outstanding used in computing basic
  and diluted net loss per share                         9,204           391         375
                                                      ========      ========    ========


         See Accompanying Notes to Consolidated Financial Statements.

                                   SALON.COM
                      STATEMENTS OF STOCKHOLDER'S EQUITY
                                (in thousands)


                                       Preferred           Common     Additional    Advertising
                                         Stock             Stock      Paid-In    Receivable from     Unearned     Accumulated
                                 ------------------------------------
                                  Shares     Amount     Shares  Amount   Capital      Stockholder    Compensation    Deficit
                                 --------   --------    ------  ------   --------     ------------   ------------    --------
Balance, March 31, 1997             2,500   $  4,989       375     $ 1    $   291         $      -        $  (163)   $ (2,421)
Issuance of Series B convertible
   preferred stock for cash           949      2,966         -       -          -                -              -           -
Issuance of preferred stock
 warrants
   in connection with bank
   borrowings                           -          -         -       -         12                -              -           -
Unearned compensation                   -          -         -       -        806                -           (806)          -
Amortization of unearned
   compensation                         -          -         -       -          -                -            345           -
Net loss                                -          -         -       -          -                -              -      (3,825)
                                 --------   --------    ------  ------   --------     ------------   ------------    --------
Balance, March 31,1998              3,449      7,955       375       1      1,109                -           (624)     (6,246)
Issuance of Series C convertible
   preferred stock and common
   stock warrants for cash            902      2,824         -       -        615                -              -           -
Issuance of common stock upon
  stock option exercise                 -          -        55       -         11                -              -           -
Issuance of preferred stock
 warrants
   in connection with bank
   borrowings                           -          -         -       -         99                -              -           -
Issuance of preferred stock
 warrants
   in connection with online
   distribution agreements              -          -         -       -        217                -              -           -
Unearned compensation                   -          -         -       -        764                -           (764)          -
Amortization of unearned
   compensation                         -          -         -       -          -                -            554           -
Shares issued for acquisition         464      5,010         -       -          -                -              -           -
Shares issued for domain name           -          -        17       -         61                -              -           -
Preferred dividend                      -          -         -       -        271                -              -        (271)
Net loss                                -          -         -       -          -                -              -      (6,233)
                                 --------   --------    ------  ------   --------     ------------   ------------    --------
Balance, March 31, 1999             4,815     15,789       447       1      3,147                -           (834)    (12,750)
Issuance of Series C convertible
   preferred stock and common
   stock warrants for cash          2,968      9,511         -       -      1,424                -              -           -
Issuance of common stock upon
   stock option exercise                -          -       506                106                -              -           -
Issuance of common stock upon
   employee stock plan purchase                             16       -        104
Issuance of common stock upon
   exercise of over-allotment           -          -       100       -        997                -              -           -
Issuance of common stock upon
   net exercise of warrants             -          -        70       -          -                -              -           -
Issuance of common stock
   in connection with the
  advertising agreement                 -          -     1,125       1      8,085           (8,086)             -           -
Issuance of warrants
   in association with
   advertising agreement                -          -         -       -        244                -              -           -
Amorization of advertising
 receivable                             -          -         -       -          -              202              -           -
Issuance of common stock in
 connection
  with the initial public
   offering                             -          -     2,500       3     23,858                -              -           -
Conversion of preferred stock to
 common stock                      (7,783)   (25,300)    7,783       8     25,292                -              -           -
Unearned compensation                   -          -         -       -      3,676                -         (3,676)          -
Amortization of unearned
  compensation                          -          -         -       -          -                -          2,412           -
Preferred dividend                      -          -         -       -     11,515                -              -     (11,515)
Net loss                                -          -         -       -          -                -              -     (21,890)
                                 --------   --------    ------  ------   --------     ------------   ------------    --------
Balance, March 31, 2000                 -   $      -    12,547     $13    $78,448          $(7,884)       $(2,098)   $(46,155)
                                 ========   ========    ======  ======   ========     ============   ============    ========


                                      Total
                                      Stockholders'
                                      Equity
                                 ----------------
Balance, March 31, 1997                   $  2,697
Issuance of Series B convertible
   preferred stock for cash                  2,966
Issuance of preferred stock
   warrants in connection with
   bank borrowings                              12
Unearned compensation                            -
Amortization of unearned
   compensation                                345
Net loss                                    (3,825)
                                 -----------------
Balance, March 31, 1998                      2,195
Issuance of Series C convertible
   preferred stock and common
   stock warrants for cash                   3,439
Issuance of common stock upon
   stock option exercise                        11
Issuance of preferred stock
   warrants in connection with bank
   borrowings                                   99
Issuance of preferred stock
   warrants in connection with online
   distribution agreements                     217
Unearned compensation                            -
Amortization of unearned
   compensation                                554
Shares issued for acquisition                5,010
Shares issued for domain name                   61
Preferred dividend                               -
Net loss                                    (6,233)
                                 -----------------
Balance, March 31, 1999                      5,353
Issuance of Series C convertible                 -
   preferred stock and common
   stock warrants for cash                  10,935
Issuance of common stock upon
   stock option exercise                       106
Issuance of common stock upon
   employee stock plan purchase                104
Issuance of common stock upon
   exercise of over-allotment                  997
Issuance of common stock upon
   net exercise of warrants                      -
Issuance of common stock
   in connection with the
   advertising agreement                         -
Issuance of warrants
   in association with
   advertising agreement                       244
Amorization of advertising
   receivable                                  202
Issuance of common stock in
   connection with the initial
   public offering                          23,861
Conversion of preferred stock to
   common stock                                  -
Unearned compensation                            -
Amortization of unearned
   compensation                              2,412
Preferred dividend                               -
Net loss                                   (21,890)
                                 -----------------
Balance, March 31, 2000                   $ 22,324
                                 =================

         See Accompanying Notes to Consolidated Financial Statements.

                                   SALON.COM
                            STATEMENTS OF CASH FLOW
                                (in thousands)

                                                                                                 Year Ended March 31,
                                                                                    ----------      ----------      ----------
                                                                                          2000           1999          1998
                                                                                    ----------      ----------      ----------
Cash flow from operating activities:
Net loss                                                                            $  (21,890)     $   (6,233)     $   (3,825)
Adjustments to reconcile net loss to net cash used in operating activities
          Expense recognized in connection with the issuance of warrants and
            stock options                                                                2,467             554             345
          Depreciation  and amortization                                                 1,505             299             115
          Loss on  disposal of  property and  equipment                                      -               -              15
          Amortization of discount on  bank borrowings                                      40               6               4
          Amortization of  deferred  advertising                                           202               -               -
          Changes in operating assets and liabilities:
                   Accounts receivable                                                  (1,927)           (247)           (229)
                   Inventories                                                              10             (25)              -
                   Prepaid expenses and other assets                                       325            (318)           (105)
                   Accounts payable                                                        795             655             113
                   Accrued liabilities                                                   2,033             316              42
                   Deferred revenue                                                       (331)            495              31
                                                                                    ----------      ----------      ----------
                          Net cash used in operating activities                        (16,771)         (4,498)         (3,494)
                                                                                    ----------      ----------      ----------
Cash flows from investing activities:
Purchase of property and equipment                                                      (1,552)           (495)           (382)
Cash received in connection with acquisition                                                 -              29               -
                                                                                    ----------      ----------      ----------
                          Net cash used in investing activities                         (1,552)           (466)           (382)
                                                                                    ----------      ----------      ----------
Cash flows from financing activities:
          Proceeds from issuance of preferred stock, net                                10,935           3,439           2,966
          Proceeds from issuance of common stock, net                                   25,067              11               -
          Proceeds from bank borrowings                                                      -             462             248
          Repayment of bank borrowings                                                    (388)           (120)            (50)
          Repayment of capital lease                                                       (63)              -               -
                                                                                    ----------      ----------      ----------
                          Net cash provided by financing activities                     35,551           3,792           3,164
                                                                                    ----------      ----------      ----------

          Net increase (decrease) in cash and cash equivalents                          17,228          (1,172)           (712)
          Cash and cash equivalents at the beginning of year                               754           1,926           2,638
                                                                                    ----------      ----------      ----------
          Cash and cash equivalents at the end of year                              $   17,982      $      754      $    1,926
                                                                                    ==========      ==========      ==========
          Cash paid for interest                                                    $      126      $       39      $       13
                                                                                    ==========      ==========      ==========
Supplemental disclosure of non-cash investing and financial activities:
          Unearned compensation in connection with the issuance of stock options    $    3,676      $      764      $      806
                                                                                    ==========      ==========      ==========
          Issuance of warrants issued in connection with bank borrowings            $        -      $       99      $       12
                                                                                    ==========      ==========      ==========
          Issuance of warrants issued in connection with agreements                 $      244      $      217      $        -
                                                                                    ==========      ==========      ==========
          Issuance of  stock in connection with advertising agreement               $    8,086      $        -      $        -
                                                                                    ==========      ==========      ==========
          Value assigned to reciprocal advertising agreement                        $    1,424      $      472      $       75
                                                                                    ==========      ==========      ==========
          Issuance of stock in connection with acquisition                          $        -      $    5,010      $        -
                                                                                    ==========      ==========      ==========
          Issuance of  stock in  connection with domain name                        $        -      $       61      $        -
                                                                                    ==========      ==========      ==========
          Property and equipment purchased with capital lease                       $      536      $        -      $        -
                                                                                    ==========      ==========      ==========



         See Accompanying Notes to Consolidated Financial Statements.

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company

     Salon.com is an Internet media company that produces a network of eleven subject-specific, demographically targeted Web sites and a variety of online communities designed to attract Internet advertisers and electronic commerce partners. Salon.com was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

     These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred operating losses since inception and has an accumulated deficit. Management's plans to decrease operating losses are to increase revenues while controlling costs. If Salon is unable to generate adequate cash flows from operations, Salon may need to seek additional sources of capital. There can be no assurance that Salon will be able to obtain such funding, if necessary, on acceptable terms or at all.

Principles of consolidation

     The consolidated financial statements include accounts of Salon.com and its wholly owned subsidiary (collectively "Salon"). All material inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

     Salon considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The majority of Salon's cash and cash equivalents are held with a single financial institution. At times, the balance may exceed federally insured limits.

Inventories

     Inventories, which consist solely of finished goods, are stated at the lower of cost or market. Cost is determined by the first in, first out method.

Property and equipment

     Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the useful lives of the asset, as follows:

     Computer and network equipment and software -   3 years

     Furniture and office equipment -                5 years

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Leasehold improvements are amortized on a straight-line basis over the useful life of the asset or the term of the lease; whichever is shorter.

     Maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

     In April 1999, Salon adopted Statement of Position ("SOP") 98-1, which requires software development costs associated with internal use software to be charged to operations until certain capitalization criteria are met. Salon incurred no costs which were required to be capitalized for the year ended March 31, 2000.

     Intangibles

     Intangibles including proprietary technology, tradename and goodwill are amortized on a straight-line basis over five years.

     Management evaluates the future realization of intangible assets and writes down any amounts that management deems unlikely to be recovered through future revenues. Any amounts deemed unrecoverable are written down to the estimated recoverable amount at the time of evaluation.

     Revenue recognition

     To date, Salon's revenues have been derived primarily from the sale of advertising sponsorships and advertising contracts. Sponsorship and advertising revenues were approximately 89%, 94% and 99% of total revenues for the fiscal years ended 2000, 1999 and 1998, respectively. Sponsorship revenues are derived principally from contracts ranging from six to thirty-six months in which Salon commits to provide sponsors enhanced promotional opportunities beyond traditional banner advertising. Sponsorship agreements typically include the delivery of impressions, exclusive relationships and the design and development of customized co-branded pages designed to enhance the promotional objective of the sponsor. Revenues are recognized ratably in the period in which the advertisement is displayed provided that no significant obligations remain. To the extent that minimum guaranteed page deliveries are not met, Salon defers recognition of the corresponding revenues until the guaranteed page deliveries are achieved.

     Advertising revenues are derived principally from short-term advertising contracts in which Salon typically guarantees a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized ratably in the period in which the advertising is displayed, provided that no significant obligations remain. To the extent that minimum guaranteed page deliveries are not met, Salon defers recognition of the corresponding revenues until the guaranteed page deliveries are achieved.

     Advertising revenues include barter revenues, which are the exchange by Salon of advertising space on Salon's Web sites for reciprocal advertising space on other Web sites or the exchange of goods or services. Revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements delivered and are recognized when the advertisements are run on Salon's Web sites. Barter expenses are recorded when Salon's advertisements are run on the reciprocal Web sites, which is typically in the same period as when advertisements are run on Salon's Web sites. Barter revenues represented 17.8%, 16.2% and 6.5% of total revenues for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Salon adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transaction" for all barter transactions entered into after January 20, 2000. EITF 99-17 requires advertising barter transactions to be valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction and is effective for all transactions after January 20, 2000. The Company adopted this standard on January 20, 2000. The number of impressions delivered by Salon based on barter transactions where fair value was not determinable, was approximately 15,000,000.

     Slotting fees are paid to Salon by a particular retailer for a measure of exclusivity in the retailers industry segment. Slotting fees obtained for promoting the sale of goods and services through Salon are recognized ratably over the course of the contract. The agreements may provide that Salon receive commissions from electronic commerce transactions. These commissions are recognized by Salon upon notification from the advertiser.

     Revenues related to sales from Salon's online store are recognized when goods are shipped. Revenues related to the syndication of Salon content to other media outlets are recognized on receipt of payment. Subscription revenues are recognized ratably over the period that services are to be provided.

Research and development

     Research and development expenditures are charged to expense as incurred.

Advertising Costs

     Salon expenses advertising costs as they are incurred. Advertising expense was $7,804,000, $629,000 and $76,000 for the fiscal year ended March 31, 2000,
1999 and 1998. Of these total expenses, barter advertising cost represents $1,427,000, $472,000 and $75,000 for the fiscal years ended March 31, 2000, 1999 and 1998.

Income taxes

     Salon recognizes deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock-based compensation

     The Company accounts for employee stock compensation arrangements in accordance with provision of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, stock compensation is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price. Deferred stock compensation is amortized in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 28.
The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Aquiring, or in Conjunction with Selling Goods or Services".

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments

     The carrying amounts of Salon's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. Fair value of bank borrowings approximates carrying value because borrowings bear interest at current market rates.

Concentrations

     Financial instruments which potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations, but does not require collateral. Salon provides an allowance for credit losses. The credit losses have not been significant to date.

     Salon relies on a number of third party suppliers for various services, including Web hosting, banner advertising, delivery software, Internet traffic measurement software and electronic commerce fulfillment services. While Salon believes it could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by the current suppliers could materially harm the business.

     Salon had the following concentrations of net revenues:

                     Year Ended March 31,
                     --------------------
  Customer           2000   1999   1998
  --------           ----   ----   ----
      A                -     13%    37%
      B                -      -     16%


     Salon had no customers at March 31, 2000 that accounted for more than 10% of trade accounts receivable and had four customers at March 31, 1999 that accounted for 19%, 11%, 11% and 11%, respectively.

Net loss per share

     Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period. The calculation of diluted net loss per shares excludes potential shares of common stock as their effect would be anti-dilutive.

     Diluted net loss per share attributable to common stockholders for the years ended March 31, 2000, 1999 and 1998 does not include the effect of 2,694,291, 1,683,593 and 1,561,510 stock options, respectively, and 478,758,
333,752 and 8,750 common stock warrants, respectively or zero, 4,815,345 and 3,449,366 shares of convertible preferred stock on an "as if converted" basis, respectively, as the effect of their inclusion is anti-dilutive during each period.

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income

     SFAS No. 130, "Reporting Comprehensive Income", ("SFAS No. 130") requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. To date Salon has not had any transactions that are required to be reported in comprehensive income.

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derviative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Salon will adopt SFAS No. 133 as of April 1, 2001. To date, Salon has not engaged in derivative or hedging activities. Salon is unable to predict the impact of adopting SFAS No. 133 if it were to engage in derivative and hedging activities in the future.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In March 2000, the SEC issued SAB No. 101A to defer for one quarter and in June 2000 issued SAB No. 101B to defer for an additional two quarters the effective date of implementation of SAB 101 with earlier application encouraged. Management believes that the impact of SAB 101 will not have a material effect on the financial position or result of operations of the Company.

     In March 2000, The FASB issued FASB interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not, and is not expected to have a material impact on the financial statements.

     In May 2000, the Emerging Issues Task Force issued ("EITF") 00-02, "Accounting for Web Site Development Costs". EITF 00-02 requires costs associated with web site application and infrastructure to be capitalized as well as costs incurred for the initial web site graphics. EITF 00-02 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. Salon does not expect the adoption of this EITF to have a material impact on the financial statements.

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Balance Sheet Components

                                                                                         Year ended
                                                                                          March 31,
                                                                           --------------------------------------
                                                                                 2000                        1999
                                                                           -------------------- -----------------
                                                                                         (in thousands)
Accounts receivable, net:
           Accounts receivable                                             $    2,719                  $      527
           Less: Allowance for doubtful accounts                                 (294)                        (30)
                                                                           ----------                  ----------
                                                                           $    2,425                  $      497
                                                                           ==========                  ==========
Prepaid expenses and other current assets:
           Prepaid advertising                                             $        -                  $      405
           Deposits                                                                85                          21
           Prepaid expenses                                                       284                          99
           Other                                                                   22                          53
                                                                           ----------                  ----------
                                                                           $      391                  $      578
                                                                           ==========                  ==========
Property and equipment, net:
           Computer and network equipment and software                     $    1,909                  $      901
           Furniture and office equipment                                         510                         167
           Leasehold improvements                                                 967                          33
                                                                           ----------                  ----------
                                                                                3,386                       1,101
           Less: Accumulated depreciation and amortization                     (1,074)                       (394)
                                                                           ----------                  ----------
                                                                           $    2,312                  $      707
                                                                           ==========                  ==========

At March 31, 2000, Salon had $536,000 of furniture and computer equipment under capitalized leases. The amortization at March 31, 2000 was $59,000.

                                                                                        Year ended
                                                                                         March 31,
                                                                             ---------------------------------
                                                                                2000                    1999
                                                                             ---------------   ---------------
                                                                                         (in thousands)
Intangible assets, net:
           Tradename                                                         $   1,200                $  1,200
           Goodwill                                                              3,555                   3,555
           Proprietary technology                                                  305                     305
           Subscriber list                                                          50                      50
                                                                             ---------                --------
                                                                                 5,110                   5,110
           Less: Accumulated amortization                                       (1,022)                      -
                                                                             ---------                --------
                                                                             $   4,088                $  5,110
                                                                             =========                ========
Accrued liabilities:
           Accrued compensation and related benefits                         $     958                $    151
           Accrued marketing expenses                                              462                       -
           Other accrued expenses                                                  898                     288
                                                                             ---------                --------
                                                                             $   2,318                $    439
                                                                             =========                ========

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4. Acquisition of The WELL LLC

     Salon completed the acquisition of The Well LLC, an online community business, on March 29, 1999 for 463,918 shares of Series C preferred stock valued at $10.80 per share. Salon also incurred acquisition costs of $114,000 related to the transaction. Salon's acquisition of The Well LLC was accounted for using the purchase method of accounting. The allocation of Salon's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with this acquisition were based on fair values as determined by independent appraisers. The allocation is summarized below (in thousands):


     Intangibles including proprietary technology and  tradename     $1,555
     Goodwill                                                         3,555
     Property and equipment                                              78
     Net current liabilities assumed                                    (64)
                                                                     ------
     Total purchase price                                            $5,124
                                                                     ======

     The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired has been recorded as goodwill. Indentifiable intangible assets and goodwill are being amortized on a straight line basis over the estimated period of benefit of five years.

     The following unaudited pro forma financial information presents the consolidated results of Salon as if the Well acquisition had occurred at the beginning of each period, and includes adjustments for amortization of goodwill and other intangible assets. This pro forma financial information is not intended to be indicative of future results. Unaudited pro forma consolidated results of operations are as follows (in thousands except share data):


                                                                                    Year ended March 31,
                                                                                 -------------------------
                                                                                   1999             1998
                                                                                 --------         --------
                                                                                        (unaudited)
Net revenues                                                                     $  3,406         $  1,674
                                                                                 ========         ========
Net loss attributable to common stockholders                                     $ (7,595)        $ (4,956)
                                                                                 ========         ========
Basic and diluted net loss per share attributable to common
   stockholders                                                                  $ (19.41)        $ (13.21)
                                                                                 ========         ========

                                   SALON.COM
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5. Bank Borrowings

     In April 1997, Salon entered into a borrowing agreement with a bank which provided for borrowings up to $500,000 for working capital and equipment advances. Borrowings bear interest at the bank's prime rate plus 0.5% and are collateralized by all assets of Salon, including intellectual property. The bank's commitment to provide additional funds under this agreement expired on September 30, 1997. Borrowings are repayable in monthly installments of principal plus accrued interest through December 10, 2000. According to the terms of the agreement, Salon is required to meet certain financial covenants including minimum net worth and working capital levels. There was no balance outstanding at March 31, 2000 and $99,000 at March 31, 1999.

     In connection with the borrowing agreement, Salon issued a warrant to purchase 8,750 shares of its Series A preferred stock at an exercise price of $2.00 per share. Upon completion of the initial public offering, the warrant was converted into the right to purchase an equivalent number of Salon's common stock at the same exercise price per share. This warrant was subsequently exercised. Salon valued the warrant, using the Black-Scholes option pricing model. The fair value was recorded as a discount to the amount borrowed and was amortized to interest expense over the term of the borrowing agreement using the effective interest method.

     In April 1998, Salon entered into an additional borrowing agreement with the same bank which provides for revolving loans of the lesser of $250,000 plus 80% of eligible accounts receivable as defined by the bank or $500,000, subsequently increased to a maximum amount of $1,000,000. The agreement also provides for an equipment term loan up to $300,000. Borrowings bear interest at the bank's prime rate plus 0.5%. As of March 31, 2000 and 1999, Salon has drawn $90,000 and $210,000 against the equipment loan and zero and $220,000 against the revolving borrowing amount, respectively. The bank's commitment to provide additional funds under this agreement expired on April 12, 1999.

     In connection with this borrowing agreement, Salon issued a warrant to purchase 11,867 shares of Salon's Series B preferred stock at an exercise price of $3.16 per share. Upon completion of the initial public offering, the warrant was converted into the right to purchase an equivalent number of Salon's common stock at the same exercise price per share. This warrant was subsequently exercised. Salon valued the warrant, using the Black-Scholes option pricing model. The fair value was recorded as a discount to the amount borrowed and was amortized to interest expense over the term of the borrowing agreement using the effective interest method.

     Also, in connection with the borrowing agreements, Salon issued a warrant to purchase 14,439 shares of Salon's Series C preferred stock at an exercise price of $3.88 per share. Salon valued the warrant, using the Black-Scholes option pricing model. The fair value was recorded as a discount to the amount borrowed and was amortized to interest expense over the term of the borrowing agreement using the effective interest method.

     On September 23, 1999, Salon amended the above security and loan agreement and obtained a new revolving loan for a maximum amount of $2,000,000 which expires on September 23, 2000. Additionally, the agreement provides for a credit line of $1,000,000 until July 31, 2000. The agreement is collateralized by the assets of Salon and contains certain financial covenants. As of March 31, 2000, there was no outstanding balance under the security and loan agreement.

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Re-incorporation and Stock Split

     On April 8, 1999, Salon's Articles of Incorporation were amended to (i) increase the amount of authorized shares of preferred stock to 8,108,750 and common stock to 12,500,000 and (ii) increase the number shares of preferred stock designated as Series C to 4,500,000. In conjunction with the increase in Series C preferred stock, 4,500,000 shares of Salon's common stock were reserved for issuance upon conversion of the Series C preferred stock.

     In April 1999, Salon approved reincorporating in Delaware, changing the name to Salon.com, and effected a one for two split of its common and preferred stock. In connection with the re-incorporation, Salon authorized an increase in the amount of authorized shares of common stock to 50,000,000. All share data and stock option plan information has been restated to reflect the split and the re-incorporation.

Note 7. Stockholders' Equity

     In April 1999, Salon authorized 5,000,000 shares of a new class of preferred stock whose preferences, rights and privileges are to be decided by the Board of Directors. At March 31, 2000 there are no shares outstanding.

Convertible preferred stock

     On June 23, 1999, in association with the Company's initial public offering, all of Salon's preferred stock was converted to common stock based on the conversion rate at that time.


Convertible preferred stock at March 31, 1999:



                 Shares      Shares Issued
Series           Authorized  and Outstanding
------           ----------  ---------------

  A               2,508,750        2,500,000
  B               1,100,000          949,365
  C               4,500,000        1,365,980
                 ----------        ---------
                  8,108,750        4,815,345
                 ==========        =========


     On April 14, 1999, Salon completed an additional offering of Series C preferred stock. Pursuant to this offering, a total of 2,967,782 additional shares of Series C preferred stock were sold at a price of $3.88 per share, for total proceeds to Salon of $11,515,000. The holders of these Series C preferred stock had the same rights as those holders of Series C shares prior issuances. The difference between the offering price and the deemed fair value of the common stock on the date of the transaction resulted in a beneficial conversion feature in the amount of $11,515,000. The beneficial conversion feature is reflected as a preferred dividend in the consolidated statement of operations for the year ended March 31, 2000.

     The liquidation amounts for the Series A, B, and C preferred stocks as of March 31, 1999 were $5,000,000, $2,999,993 and $5,300,002.

                                   SALON.COM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible preferred stock warrants

     In July 1998, Salon issued a warrant to purchase 79,114 shares of Series B preferred stock at an exercise price of $3.16 per share in connection with an online distribution agreement. Upon completion of the initial public offering, the warrant was converted to the right to purchase an equivalent number of Salon's common stock at the same exercise price per share. The warrant may be exercised at any time within 5 years after issuance.

     Salon valued the warrant using the Black-Scholes option pricing model. The fair value of $217,179 was recorded in prepaid expenses and other current assets and is being amortized to sales and marketing expense over the term of the agreement.

In September 1998, Salon issued warrants to purchase up to 219,582 shares of common stock at an exercise price of $0.52 per share in connection with the sale of Series C convertible preferred stock. The actual number of shares subject to the terms of the warrants shall be determined according to certain financing thresholds. The warrants may be exercised at any time within 10 years after issuance. As of March 31, 2000, warrants to purchase 172,529 shares of common stock were exercisable. The warrants expire September 2008. Salon valued the warrants using the Black-Scholes option price model, applying an expected life of 10 years, a weighted average risk free interest rate of 5.04%, an expected dividends yield of zero percent and a volatility of 107%. The fair value of the total warrants to purchase 219,582 shares of common stock of $614,406 was recorded as additional paid in capital. The allocation of proceeds between convertible preferred stock and warrants results in a beneficial conversion feature in the amount of $271,000. The beneficial conversion feature was reflected as a preferred dividend in the statement of operations.

     In April 1999, Salon issued warrants to entities affiliated with Daiwa Securities America Inc. to purchase an aggregate of 148,389 shares of Series C preferred stock at an exercise price of $3.88 per share. The warrants may be exercised at any time within five years after issuance. Upon completion of the initial public offering, the warrants were converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price per share. Salon valued the warrants using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk-free interest rate of 5.14%, an expected dividend yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrant of $1.4 million is netted against the proceeds from the offering.

In April 1999, Salon issued a warrant to ACT III Communications to purchase 25,773 shares of Series C preferred stock at an exercise price of $3.88 per share. The warrant may be exercised at any time within five years after issuance. Upon completion of the initial public offering, the warrant was converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price per share. Salon valued the warrant using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk-free interest rate of 5.14%, an expected dividends yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrant of $244,000 is being expensed as the services are rendered.

                                   SALON.COM
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stock reserved

Salon had reserved shares of common stock for the following:


                                                  Year ended March 31,
                                             -------------------------------
                                                2000       1999       1998
                                             ---------  ---------  ---------
Stock option plan                            2,875,000  1,875,000  1,875,000
Warrants                                       478,758    333,752      8,750
Convertible preferred stock                          -  4,815,345  3,449,365
Preferred stock                              5,000,000          -          -
                                             ---------  ---------  ---------
                                             8,353,758  7,024,097  5,333,115
                                             =========  =========  =========

Common stock issuance

     In December 1999, Salon issued 1,125,000 shares of common stock, representing approximately 10% of Salon's outstanding common stock to an advertising company in exchange for approximately $8.1 million in advertising and promotional time to be delivered over ten years. The Company recorded the value of the advertising services as offset to equity and amortizes it as services are rendered.

Note 8. Employee Stock Option Plan

     In 1995, Salon's Board of Directors adopted the 1995 Stock Option Plan
(the "Plan"). The Plan provides for the granting of stock options to employees and consultants of Salon. Options granted under the Plan may be either incentive stock options ("ISO") or non-qualified stock options ("NSO"). ISOs may be granted only to Salon employees (including officers and directors who are also employees). NSOs may be granted to Salon employees as well as non-employee consultants. The exercise price of each option is determined by the Board of Directors and the maximum term for each option is 10 years. Options generally vest over a four year period.

                                   SALON.COM
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity under Salon's Plan from March 31, 1997 through March 31, 2000:


                                                        Outstanding Options
                                       ---------------------------------------------------
                                                                               Weighted
                                                                                Average
                                            Number of         Price per        Exercise
                                              Shares            Share            Price
                                       -----------------   ----------------   ------------
Balance March 31, 1997                           485,000       $        .20          $ .20
Options granted                                1,135,000       $   .20-$.32          $ .22
Options terminated                               (58,490)      $        .20          $ .20
                                       -----------------   ----------------   ------------
Balance March 31, 1998                         1,561,510       $   .20-$.32          $ .20
Options granted                                  376,250       $   .32-$.52          $ .38
Options terminated                              (199,171)      $   .20-$.52          $ .28
Options exercised                                (54,996)      $   .20-$.32          $ .20
                                       -----------------   ----------------   ------------
Balance March 31, 1999                         1,683,593       $   .20-$.52          $ .24
Options granted                                1,799,569       $2.92-$10.94          $7.37
Options terminated                              (282,761)      $ .20-$10.06          $3.74
Options exercised                               (506,110)      $   .20-$.52          $ .21
                                       -----------------   ----------------   ------------
Balance March 31, 2000                         2,694,291       $ .20-$10.94          $4.64
                                       =================   ================   ============


     In connection with the grant of options for the purchase of common stock to employees and non- employees during the period from July 27, 1995 (inception) through March 31, 2000, Salon recorded aggregate deferred compensation of $5.5 million as determined by APB 25, Emerging Issues Task Force 96-18 and SFAS No.123. Such deferred compensation will be amortized over the vesting period relating to these options. Accordingly, Salon amortized $2,412,000, $554,000 and $345,000, for the years ended March 31, 2000, 1999 and 1998, respectively.

     The following table summarizes information about stock options outstanding at March 31, 2000:

                               Options outstanding at                          Options Exercisable at
                                   March 31, 2000                                   March 31, 2000
              -------------------------------------------------------     ------------------------------
                                          Weighted
                                          Average         Weighted
   Range of          Number              Remaining         Average              Number        Weighted
   Exercise          Shares             Contractual       Exercise              Shares        Exercise
    Prices         Outstanding              Life            Price            Exercisable       Price
-------------     ----------------      ---------------   ------------     ----------------   -----------
$0.20                     802,453       6.9                     $0.20              599,274         $0.20
$0.32                     196,513       8.1                     $0.32               78,538         $0.32
$0.52                      97,005       8.5                     $0.52               31,557         $0.52
$2.92                     266,750         9                     $2.92               24,499         $2.92
$5.06-$ 6.97              262,820       9.7                     $5.48                1,750         $6.13
$8.50-$10.94            1,068,750       9.5                     $9.36                    -             -
------------      ---------------       --------------    -----------     ----------------      --------
$.20-$10.94             2,694,291       8.6 years               $4.64              735,618         $0.33
                  ===============       ==============    ===========     ================      ========

                                   SALON.COM
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          At March 31, 2000 and 1999 options to purchase 735,618 and 704,948 shares of common stock, respectively, were exercisable.

          Salon accounts for the options in accordance with APB No. 25. The following information concerning the Plan is provided in accordance with SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted-average assumptions used for grants in years ended March 31, 2000, 1999 and 1998:


                                             Year Ended March 31,
                                             --------------------
                                             2000     1999   1998
                                             ----     ----   ----

Risk-free interest rates                 4.99-6.50%  5.66%  6.10%
Expected lives (in years)                4.00        4.00   4.00
Expected volatility                      90%          0.0%   0.0%
Dividend yield                           0.0          0.0    0.0


     Using the above method and assumptions, had Salon accounted for compensation expense according to SFAS No. 123, the pro forma net loss would be as follows:


                                                Year Ended March 31,
                                         --------------------------------
                                             2000     1999      1998
                                             ----     ----      ----
                                         (in thousands, except share data)

Net loss attributable to common
 stockholders:
 As reported                             $(33,405)  $(6,504)  $(3,825)
 Pro forma                               $(34,467)  $(6,912)  $(4,166)
Basic and diluted net loss per share
 attributable to common stockholders:
 As reported                             $  (3.63)  $(16.63)  $(10.20)
 Pro forma                               $  (3.74)  $(17.66)  $(11.11)

Note 9. Employee Stock Purchase Plan and Option Plan

     In April 1999, Salon adopted an Employee Stock Purchase Plan (the "ESPP") to provide substantially all employees whose customary employment is more than 20 hours per week for more than five months in any calendar year eligibility to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Participant account balances are used to purchase shares of Salon common stock at the lesser of 85 percent of the fair market value of shares on either the first day or the last day of the designated payroll deduction period (the Offering Period), as chosen by the Board of Directors at its discretion, whichever is lower. The aggregate number of shares purchased by an employee may not exceed 1,000 shares in any one Offering Period, generally 12 months or less (subject to limitations imposed by the Internal Revenue Code). A total of 500,000 shares are available for purchase under the ESPP.

                                   SALON.COM
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In February 2000, the Company sold 15,184 shares of common stock at $6.85 per share for total proceeds of $104,000. The weighted average fair value of rights granted under the ESPP in accordance with FAS 123 was $1.61 per share for the year ended March 31, 2000.

Note 10. 401(k) Savings Plan

     Salon's 401(k) Savings Plan (the "401(k) Plan") is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to the terms of the plan. Participants may contribute from 1% to 15% of compensation, subject to statutory limitations. Employer matching contributions are discretionary based on a certain percentage of a participant's contributions as determined by management of Salon. Salon has not made any discretionary contributions to the 401(k) plan.

Note 11.  Commitments and Contingencies

Operating Leases

     Salon has six separate non-cancelable operating lease agreements for office space. The contracts provide for adjustments or escalations based upon changes in consumer price indices or operating expenses.

     Rent expenses under operating lease agreements were $749,000, $284,000 and $148,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

Capital leases and equipment loan

     Salon leases various furniture and computer equipment under two capital leases which expire in May 2001 and December 2005, respectively.

     Additionally, in January 2000, the Company entered into a three-year master capital lease agreement with a credit limit of $500,000, to be drawn in full or in installments of not less than $50,000 until December 2000. Equipment financed under this master agreement amounted to $340,000 for the year ended March 31, 2000.

     Future minimum rental payments under capital leases and non-cancellable operating leases, net of rental receipts, are as follows (in thousands):


                                                            Capital   Operating
Year Ending March 31,                                        Leases     Leases
---------------------                                      ---------  ---------
      2001                                                 $ 227     $ 1,189
      2002                                                   182       1,302
      2003                                                   154       1,200
      2004                                                     9       1,113
      2005 and thereafter                                     19       5,709
                                                           -------   -------
           Total minimum lease payments                      590     $10,513
                                                                     =======
             Less: interest                                 (113)
                                                           -------
           Present value of minimum lease payments           478
             Less: current portion                          (154)
                                                           -------
           Long-term portion of capital lease              $ 324
                                                           =======

                                   SALON.COM
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company leases out unused office space in two locations with lease agreements that expire at various dates through March 2004. Annual rental income totaled $52,000 in 2000 and none in 1999 and 1998. This income is recorded as an offset against rent expense. Future minimum rental receipts under non-cancellable lease agreements are as follows as of March 31, 2000 (in thousands):

Year Ending March 31,    Amount
-----------------------  ------
     2001                  $315
     2002                   217
     2003                   223
     2004                   230
                           ----
     Total                 $986
                           ====

     In March 2000, the Company entered into a content agreement with an Internet service provider. The Company is to promote and include links to Salon's content on its homepage over a one year period in exchange for $216,000, which Salon will pay in 12 monthly installments of $18,000.

Note 12. Income Taxes

     Salon has no income tax provision for the years ended March 31, 2000, 1999 and 1998, respectively.

     At March 31, 2000, the Company had net operating loss carry-forwards of approximately $28,800,000 and $16,100,000 for Federal and California purposes, respectively, available to reduce future taxable income, if any. These carry-forwards expire through 2019 and 2006 for Federal and California purposes, respectively, if not utilized beforehand.

     At March 31, 2000, the Company had research and development credit carry-forwards of approximately $12,000 and $9,000 for Federal and California income tax purposes, respectively. The research and development carry-forwards expire beginning in the year 2011.

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carry-forwards could be restricted.

     Temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                               Year ended March 31,
                                        ----------------------------------
                                           2000                   1999
                                        -------------        -------------
Net operating losses                    $      10,706        $       4,319
Temporary differences                             266                  259
                                        -------------         ------------
Total                                          10,972                4,578
Valuation allowance                           (10,972)              (4,578)
                                        -------------        -------------
Net deferred tax asset                  $           -        $           -
                                        =============        =============

     Due to uncertainty of realizing the benefits of the deferred tax assets, the Company has provided a valuation allowance against the net deferred tax assets.

                                   SALON.COM
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13.  Subsequent Events

     On May 5, 2000, Salon acquired MP3Lit.com, a Web site dedicated to offering spoken word and audio literature recordings in the MP3 format. The acquisition will be accounted for using the purchase method of accounting. Consideration consisted of 1,268,000 shares of common stock, warrants to purchase a total of 100,000 shares of common stock and cash of $400,000, amounting to a purchase price of approximately $5.0 million for all outstanding shares of MP3Lit.com

Section II: Valuation and Qualifying Accounts


Valuation allowance for doubtful accounts

                                                    Additions
                                 Balance at         Charged to      Charged to                         Balance
                                  Beginning          Cost and          Other                            at End
 Year Ending March 31             of Period          Expenses        Accounts        Deductions       of Period
-----------------------    ----------------------------------------------------------------------------------------
                                                                 (in thousands)
         1998                            -               -                -              -                  -
         1999                            -            $ 30                -              -               $ 30
         2000                          $30            $347                -           $(83)              $294


Valuation allowance for deferred tax asset


                                                        Additions
                                     Balance at        Charged to       Charged to                       Balance
                                     Beginning          Cost and           Other                          at End
 Year Ending March 31                of Period          Expenses         Accounts       Deductions      of Period
-----------------------        -------------------------------------------------------------------------------------
                                                                   (in thousands)
         1998                          $  937           $1,535                -              -            $ 2,472
         1999                          $2,472           $2,106                -              -            $ 4,578
         2000                          $4,578           $6,394                -              -            $10,972