Form 10-K405/A
period 2000-03-31
SALON COM
filed 2000-07-31
CIK 1084332

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A

                              Amendment No. 1 to
                 Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000

                       Commission File Number: 000-27886

                                   SALON.COM
            (Exact name of registrant as specified in its charter)

           Delaware                                      94-3228750
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                         22 Fourth Street, 16th Floor
                            San Francisco, CA 94103
             (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code:   415.645.9200
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES [X]     NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [_]

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, based upon the closing sale price of the Common Stock on May 31, 2000, as reported on the Nasdaq National Market, was approximately $21,966,241. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant's Common Stock, $0.001 par value, as of May 31, 2000: 13,832,317.

This Amendment contains 13 pages.

                                  FORM 10-K/A

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended March 31, 2000 to include the Part III information set forth herein:

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officer and Directors

     The Company's executive officers and directors are as follows:

Name                                              Age                         Position
Michael O'Donnell............................     35      Chief executive officer, president and director

David Talbot.................................     47      Chairman of the board, editor-in-chief and
                                                           director

Robert O'Callahan............................     49      Chief financial officer, vice president of finance
                                                           and administration and treasurer

Andrew Ross..................................     52      Executive vice president of business development

Steve Reed...................................     32      Senior vice president media sales

Jeffrey Dickerson............................     26      Vice president of technology

Patrick Hurley...............................     37      Vice president of marketing

Ronald Celmer................................     37      Director

Leonardo Mondadori...........................     53      Director

Norman Lear..................................     76      Director

Brian Dougherty..............................     43      Director

Jim Rosenfield...............................     69      Director

     Michael O'Donnell has served as the Company's president and director since December 1996. He became chief executive officer in April 1999. In 1996, he served as vice president of sales and merchandising at SegaSoft, Inc., a consumer software publisher. From 1995 to 1996, Mr. O'Donnell was vice president of worldwide sales at Rocket Science Games, Inc., a consumer software publisher. From 1993 to 1995, he served as Vice President of Retail Sales at Mindscape, Inc., a consumer software publisher. Mr. O'Donnell holds a bachelor of arts degree in political science from the University of California at Berkeley.

     David Talbot co-founded Salon in 1995. He has served as editor-in chief and director since the Company's incorporation. He served as chief executive officer from the Company's incorporation through April 1999. He became chairman of the board in April 1999. From 1990 to 1995, Mr. Talbot was the arts & features editor for the San Francisco Examiner newspaper. Mr. Talbot has co-authored three books and written for numerous publications including The New Yorker, Rolling Stone and Playboy. Mr. Talbot holds a bachelor of arts degree in sociology from the University of California at Santa Cruz.

     Robert O'Callahan has served as Chief Financial Officer, Vice President of Finance & Administration and Treasurer since July 2000. During the prior year, he was a financial officer with Banter, Inc., a venture funded software development firm. From 1997 to 1999, Mr. O'Callahan worked for Dain Bosworth, Inc., and John G. Kinnard & Co. as a securities analyst. From 1992 to 1997, Mr. O'Callahan was Chief Financial Officer of Consan, Inc, a wholesale distributor of digital mass storage equipment. Mr. O'Callahan holds a master's degree in management, with concentrations in marketing and finance, from the J.L. Kellogg Graduate School of Management at Northwestern University; a juris doctor degree from the University of Washington School of Law; and a bachelor of arts from the University of Washington.

     Andrew Ross co-founded the Company in 1995. He has served as executive vice president since 1999. He served as vice president of business and strategic development from 1998 to 1999. From 1995 to 1998, he served as the Company's managing editor. From 1994 to 1995, Mr. Ross was the foreign/national editor for the San Francisco Examiner newspaper. Mr. Ross holds a bachelor of science degree in economics and politics from the University of London and also attended Columbia University's Graduate School of Journalism.

     Steve Reed has served as the Company's senior vice president of sales since June 2000. From 1998 until June 2000, he served as General Sales Manager of
KKSF & CNET Radio. From 1995 to 1998, he served as General Sales Manager for KMTT Radio in Seattle, WA and KFXX Radio in Portland, Oregon, both operations of Entercom Inc.

     Jeffrey Dickerson has served as the Company's vice president of technology since July 1998. From 1997 until joining the Company, Mr. Dickerson served as director of applications development for CNN/SI Interactive, an Internet content provider. From 1996 to 1997, he was the technical product manager for CNN Interactive. From 1995 to 1996, Mr. Dickerson served as webmaster for the Atlanta Journal-Constitution newspaper. Mr. Dickerson holds a bachelor of arts degree in English literature from Duke University.

     Patrick Hurley has served as the Company's vice president of marketing since March 1999. From 1998 to 1999, he served as the Company's marketing director. From 1996 to 1998, he was management supervisor at Hal Riney & Partners, an advertising agency. From 1994 to 1996, he served as account supervisor for the J. Walter Thompson advertising agency. Mr. Hurley holds a bachelor of arts degree in journalism from Marquette University.

     Jim Rosenfield has served as a director of the Company since April 1998. Mr. Rosenfield has been the president of JHR & Associates, a media consulting firm, since 1998. From 1994 to 1998, Mr. Rosenfield was managing director at the investment banking firm of Veronis Suhler & Associates. From 1987 to 1994, he was chairman and chief executive officer of John Blair Communications, Inc., a television sales and syndication company. From 1965 to 1985, Mr. Rosenfield held various executive positions at CBS Corporation, a television broadcasting and media company, including executive vice president of the Broadcast Group. Mr. Rosenfield holds a bachelor of arts degree in English from Dartmouth College.

     Norman Lear has served as a director of the Company since April 1999. Mr. Lear has been the chairman of Act III Communications Holdings, LP, a multimedia entertainment company, since it was founded in 1986. He founded Tandem Productions, Inc. in 1959 and produced television programs including All in the Family, Sanford & Son and The Jeffersons. Mr. Lear is a member of the Television Academy Hall of Fame.

     Ronald Celmer has served as a director of the Company since April 1999. Mr. Celmer has been a managing director of Bear, Stearns & Co. Inc., an investment bank, and a general partner of Constellation Ventures, a venture capital firm, since 1998. In 1998 he was president of Airmedia, a software company. From 1994 to 1998 he was a general partner of Prospect Street Ventures, a venture capital firm. Mr. Celmer holds bachelor of arts degrees in economics and psychology from the University of Pennsylvania.

     Leonardo Mondadori has served as director of the Company since November 1999. Since April 1982, Mr. Mondadori has been the vice chairman of Arnaldo Mondadori Editore, Italy's largest publishing company and one of Europe's most successful media companies.

     Brian Dougherty has served as a director of the Company since November 1999. Mr. Dougherty is the founder, chairman and chief technology officer for Wink Communications, a publicly traded company that provides a complete end-to-end system for electronic commerce on television. Before founding Wink in 1994, Mr. Dougherty founded Geoworks, a computer software company delivering operating systems for handheld devices.

Item 11.  Executive Compensation.

                   EXECUTIVE COMPENSATION AND OTHER MATTERS

     The following table sets forth information concerning the compensation during the fiscal years ended March 31, 2000 and March 31, 1999 of the Chief Executive Officer of the Company during fiscal 2000 and the four other most highly compensated executive officers of the Company and two former executive officers whose total salary and bonus for fiscal 2000 exceeded $100,000, for services in all capacities to the Company, during fiscal 2000.

                           Summary Compensation Table

                                                                                                                     Long-Term
                                                        Fiscal                                                      Compensation
Name and Principal Position                              Year                   Annual Compensation ($)                Awards
---------------------------                            -------                ------------------------------       --------------
                                                                                                                       Options
                                                                                 Salary           Bonus(1)             (shares)
                                                                              --------------   -------------
Michael O'Donnell...............................        2000                    $175,000           $50,507              -0-
 President and Chief Executive Officer..........        1999                    $145,000           $30,304              -0-

David Talbot....................................        2000                    $175,000           $50,507              -0-
 Chairman and Editor in Chief...................        1999                    $145,000           $30,304              -0-

Andrew Ross.....................................        2000                    $135,000           $40,509              -0-
 Executive Vice President -.....................        1999                    $108,646           $20,304           15,000
 Business Development

Jeffrey Dickerson...............................        2000                    $147,500           $30,507              -0-
 Vice President - Technology....................        1999                    $ 82,500           $20,325           37,500

Patrick Hurley..................................        2000                    $100,000           $18,538           25,000
 Vice President - Marketing.....................        1999                    $ 56,889           $ 2,324           10,000

Todd Hagen(2)...................................        2000                    $137,400           $ 5,507           75,000
 Chief Financial Officer, Vice..................        1999                         -0-               -0-              -0-
 President - Finance and
 Administration, Secretary

Bruce Roberts(3)................................        2000                    $143,216               -0-              -0-
 Senior Vice President - Sales..................        1999                         -0-               -0-              -0-

------------

(1) Bonuses are principally based on performance, but also include a year-end Christmas bonus.

(2) Mr. Hagen served as chief financial officer, vice president finance and administration and secretary from April 1999 to May 2000.

(3) Mr. Roberts served as senior vice president of sales from April 1999 to January 2000.

Stock Options Granted in Fiscal 2000

     The following table sets forth information concerning grants of stock options to each of the executive officers named in the table above during the fiscal year ended March 31, 2000. All options granted to these executive officers in the last fiscal year were granted under the 1995 stock option plan. Each option vests and becomes exercisable over a period of four years. All options were granted at an exercise price equal to the closing price of the Common Stock as reported on the Nasdaq National Market on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent the Company's estimate or projection of the future common stock price. The assumed 5% and 10% rates of stock price appreciation are based on the closing price of the Common Stock of $4.375 per share as reported on the Nasdaq National Market on March 31, 2000.


                                                      Option Grants in Fiscal 2000

                                        Individual Grants
--------------------------------------------------------------------------------------------------
                                                     Percent of
                                                       Total                                              Potential Realizable
                                                      Options                                               Value at Assumed
                                     Options         Granted to        Exercise                          Annual Rates of Stock
                                     Granted        Employees in        Price         Expiration         Price Appreciation for
Name                                 (#)(1)         Fiscal Year       ($/Sh)(2)          Date                Option Term(3)
---------------------------------  -------------  ---------------  ---------------  ---------------   ----------------------------
                                                                                                                5%($)    10%($)
                                                                                                              -------    -------
Michael O'Donnell..............         38,415            2.1%          $10.06          06.23.09                 -0-           -0-
                                       211,585           11.8%          $10.06          06.23.09                 -0-           -0-
David Talbot...................         38,807            2.2%          $10.06          06.23.09                 -0-           -0-
                                       211,193           11.7%          $10.06          06.23.09                 -0-           -0-
Andrew Ross....................          5,000            0.3%          $ 8.50          01.25.10                 -0-           -0-
Jeffrey Dickerson..............         30,943            1.7%          $ 8.50          01.25.10                 -0-           -0-
                                         6,557            0.4%          $ 8.50          01.25.10                 -0-           -0-
Patrick Hurley.................         25,000            1.4%          $ 2.92          04.08.09              96,862       185,466
                                        15,000            0.8%          $ 8.50          01.25.10                 -0-           -0-
Todd Hagen.....................         75,000            4.2%          $ 2.92          04.08.09             290,587       556,397
Bruce Roberts..................         85,287            4.7%          $ 2.92          03.06.00                 -0-           -0-
                                         2,212            0.1%          $ 2.92          03.06.00                 -0-           -0-

____________
(1) All options granted in fiscal 2000 were granted pursuant to the Company's 1995 Stock Option Plan (the "1995 Plan"). These options vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by the Company. Under the 1995 Plan, the Board retains discretion to modify the terms, including the price, of outstanding options.

(2) All options in this table have exercise prices equal to the fair market value on the date of grant.

(3) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

Option Exercises And Fiscal 2000 Year-End Values

     The following table provides the specified information concerning exercises of options to purchase Common Stock in the fiscal year ended March 31, 2000, and unexercised options held as of March 31, 2000, by the persons named in the Summary Compensation Table. The value of the unexercised in-the-money options is based on the closing price of the Common Stock of $4.375 per share as reported on the Nasdaq National Market on March 31, 2000.

                Option Exercises And Fiscal 2000 Year-End Values

                          Shares         Value       Number of Unexercised Options      Value of Unexercised In-The-
                       Acquired on      Realized               at 3/31/00             Money Options at 3/31/00 ($)(2)
                                                   --------------------------------   -------------------------------
Shares                   Exercise         ($)        Exercisable(1)   Unexercisable   Exercisable(1)    Unexercisable
--------------------  --------------  -----------  ----------------  --------------   ---------------   -------------
Michael O'Donnell...            -0-           -0-          209,166          300,834      $873,268          $212,232
David Talbot........         50,000           -0-           88,541          286,459      $369,659          $152,216
Andrew Ross.........            -0-           -0-          135,182           29,818      $562,585          $100,615
Jeffrey Dickerson...            -0-           -0-           15,625           59,375      $ 63,359          $ 88,703
Patrick Hurley......            -0-           -0-            4,167           45,833      $ 16,064          $ 58,861
Todd Hagen..........            -0-           -0-              -0-           75,000      $      0          $109,125
Bruce Roberts.......            -0-           -0-              -0-              -0-      $      0          $      0

____________
(1) Company stock options generally vest one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by the Company. All options are exercisable only to the extent vested.

(2) The value of the unexercised in-the-money options is based on a fair market value of $4.375, the closing price of the Company's Common Stock (on March 31, 2000 as reported on the Nasdaq National Market) and is net of the exercise price of such options. Does not include options that had an exercise price greater than $4.375.

Employment Contracts and Termination of Employment

     In November 1996, the Company entered into an Employment Agreement with Mr. O'Donnell, the President and Chief Executive Officer of the Company (the "Agreement"). The Agreement provides for the payment to Mr. O'Donnell of a $175,000 minimum base annual salary and an annual bonus of up to $50,000. Pursuant to the Agreement, Mr. O'Donnell was granted an option under the 1995 Option Plan to purchase eight percent (8%) of the Company's then outstanding capital stock at a purchase price of $0.20 per share. The Agreement also provides for the following severance benefits if Mr. O'Donnell's employment with the Company terminates involuntarily or if Mr. O'Donnell terminates his employment with the Company voluntarily for "Good Reason". He will be entitled to salary payments until the earlier of nine (9) months following his termination or until he begins other employment. If Mr. O'Donnell resigns within one (1) year of a change of control of the Company because of (a) a decrease in his base salary or a material decrease in any of his then-existing bonus plans or employee benefits; or (b) a material adverse change in his title, authority, responsibilities or duties, then he will be entitled to salary payments until the earlier of nine (9) months following his resignation or change in title or authority or until he begins other employment.

Compensation of Directors

     Directors receive no compensation for serving as directors of the Company, except that Mr. Rosenfield receives $2,500 for each board meeting he attends. The Company also granted to Mr. Rosenfield options to purchase 37,500 shares of common stock at an exercise price of $0.32 per share, and options to purchase 7,500 shares of common stock at an exercise price of $2.92 per share. The Company also granted Mr. Dougherty options to purchase 25,000 shares of Common Stock at an exercise price of $6.96878 per share. The options are subject to vesting over four years.

Item 12.  Stock Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of May 31, 2000, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock , (ii) each director of the Company, (iii) the Chief Executive Officer, the four other most highly compensated executive officers, the former Chief Executive Officer and the two other former most highly compensated executive officers of the Company as of March 31, 2000, and (iv) all directors and executive officers of the Company as a group.

                                                     Amount and Nature of
                Name and Address                       Shares Beneficial        Percent of Common Stock
             of Beneficial Owner(1)                      Ownership(2)                Outstanding(3)
-------------------------------------------------   ------------------------   ------------------------
Named Executive Officers and Directors

Michael O'Donnell(4)............................             295,207                       2.1%
David Talbot(5).................................             567,466                       4.0%
Jim Rosenfield(6)...............................              25,311                       *
Norman Lear(7)..................................             141,743                       1.0%
Ronald Celmer(8)................................             731,830                       5.3%
Leonardo Mondadori..............................              38,660                       *
Brian Dougherty.................................              10,000                       *
Todd Hagen(9)...................................                 -0-                       *
Bruce Roberts(10)...............................                 -0-                       *
Andrew Ross(11).................................             141,605                       1.0%

                                                     Amount and Nature of
                Name and Address                       Shares Beneficial        Percent of Common Stock
             of Beneficial Owner(1)                      Ownership(2)                Outstanding(3)
-------------------------------------------------   ------------------------   ------------------------

Jeffrey Dickerson(12)...........................              18,859                       *
Patrick Hurley(13)..............................              12,812                       *

Directors and executive officers as a group (12
 persons).......................................           1,983,493                       13.7%

5% Stockholders

Rainbow Media Holdings, Inc.(14)................           1,125,000                        8.1%
1111 Stewart Ave. Bethpage, NY 11714
Bruce R. Katz(15)...............................             923,887                        6.7%
c/o Rosewood Store Group
2320 Marinship Way, Ste. 240
Sausalito, CA 94965
Adobe Ventures (16).............................             911,606                        6.5%
c/o Hambrecht & Quist
One Bush Street
San Francisco, CA, 94104
Gary Huswit(17).................................             761,576                        5.5%
c/o Salon.com
22 Fourth Street, 16th Floor
San Francisco, CA 94103
Constellation Venture Capital (18)..............             731,830                        5.3%
575 Lexington Avenue
New York, NY 10022

---------------
*  Less than one percent (1%).

(1) The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2) Options granted under the Salon.com 1995 Stock Option Plan vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionees continuous employment by the Company.

(3) Calculated on the basis of 13,832,317 shares of Common Stock outstanding as of May 31, 2000, except that shares of Common Stock underlying options exercisable within sixty (60) days of May 31, 2000 and currently exercisable warrants to acquire shares of Common Stock are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants, as applicable.

(4) Consists of 295,207 shares subject to options that may be exercised within sixty (60) days of May 31, 2000.

(5) Includes 170,832 shares, held by David Talbot, subject to options that may be exercised within sixty (60) days of May 31, 2000; and 9,635 shares, held by Camille Peri, subject to options that may be exercised within sixty (60) days of May 31, 2000.

(6) Consists of 25,311 shares subject to options that may be exercised within sixty (60) days of May 31, 2000.

(7) Includes warrants to acquire 12,877 shares.

(8) Consists of 530,192 shares held by Constellation Venture Capital, L.P., 114,138 shares held by Constellation Venture Offshore, L.P., and 87,499 shares held by Bear Stearns Asset Management Inc.. Mr. Celmer is the general partner of Constellation Ventures. Mr. Celmer has voting and investment power with respect to the shares held by Constellation Venture Capital and Constellation Venture Offshore and may be deemed to beneficially own these shares. Mr. Celmer disclaims beneficial ownership of these shares, except to the extent of his proportionate interest in them.

(9) Mr. Hagen's resigned from the Company in May 2000; his 20,312 vested options were not exercised within sixty (60) days of Mr. Hagen's termination date and were therefore canceled by the Company.

(10) Mr. Roberts' resigned from the Company in January 2000; Mr. Roberts was granted 87,499 shares subject to options that were not vested as of Mr. Roberts' termination date and were therefore canceled by the Company.

(11) Consists of 141,605 shares subject to options that may be exercised within sixty (60) days of May 31, 2000.

(12) Includes 18,750 shares subject to options that may be exercised within sixty (60) days of May 31, 2000.

(13) Consists of 12,812 shares subject to options that may be exercised within sixty (60) days of May 31, 2000.

(14) Rainbow Media Holdings, Inc. is a subsidiary of Cablevision Systems Corporation (NYSE:[CVC]).

(15) Consists of 518,229 shares held by Bruce R. Katz individually, 46,392 shares held by Bruce R. Katz as Trustee of Bruce R. Katz and Whole Earth Lectronic Link, Inc. escrow account and 359,266 shares held by Whole Earth Lectronic Link, Inc.

(16) Consists of 53,617 shares held by Adobe Ventures II, L.P., 309,295 shares held by H&Q Salon Investors, L.P., 316,852 shares held by H&Q Adobe Ventures Management L.P., 33,317 shares held by H&Q Adobe Ventures Management II L.P., 4,250 shares held by H&Q Venture Associates, LLC, 5,415 shares held by Kathryn Gelder, 47,700 shares held by Standish O'Grady and 141,160 shares issuable upon exercise of warrants held by Adobe Ventures, L.P. Mr. O'Grady is the manager of Adobe Ventures Management, LLC, which is a general partner of Adobe Ventures II, L.P. and he is also the manager of Salon Investors Management, LLC, which is a general partner of H&Q Salon Investors, L.P. Mr. O'Grady has voting and investment power with respect to the shares held by Adobe Ventures II, L.P. and H&Q Salon Investors, L.P. and may be deemed to beneficially own these shares. Mr. O'Grady disclaims beneficial ownership of these shares, except to the extent of his proportionate interest in them.

(17) Includes 887,600 shares subject to forfeiture in the event certain performance thresholds related to Mp31A.com are not met, and 55,000 shares issuable upon exercise of warrants.

(18) Consists of 530,192 shares held by Constellation Venture Capital, L.P., 114,138 shares held by Constellation Venture Offshore, L.P., and 87,499 shares held by Bear Stearns Asset Management Inc.. Mr. Celmer is the general partner of Constellation Ventures. Mr. Celmer has voting and investment power with respect to the shares held by Constellation Venture Capital and Constellation Venture Offshore and may be deemed to beneficially own these shares. Mr. Celmer disclaims beneficial ownership of these shares, except to the extent of his proportionate interest in them.


Compensation Committee Interlocks and Insider Participation

     None of the Company's executive officers has served as a member of a compensation committee or board of directors of any other entity which has an executive officer serving as a member of the Company's board of directors.

Item 13. Certain Relationships and Related Transactions

     The Company entered into a publishing and joint-marketing agreement with Armoldo Mondadori Editore, of which Leonardo Mandadori is a principal shareholder.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than ten percent (10%) stockholders were complied with.

ITEM 14.

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     The following is included:

     EXHIBIT 23.1 Consent of Independent Accountants


          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                  Form 10-K/A

                                AMENDMENT NO. 1

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SALON.COM



                               By:/s/ Michael O'Donnell
                                  ---------------------------------------------
                                  Michael O'Donnell
                                  President and Chief Executive Officer


Date:  July 31, 2000