Form 10-Q
period 2000-06-30
SALON COM
filed 2000-08-14
CIK 1084332

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

                  For the quarterly period ended June 30, 2000
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________to__________

                         Commission file number 0-27886

                                    SALON.COM
             (Exact name of Registrant as specified in its charter)

                Delaware                                   94-3228750
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                  Identification Number)

                          22 Fourth Street, 16th Floor
                             San Francisco, CA 94103
                    (Address of principal executive offices)
                                ----------------

                                 (415) 645-9200
              (Registrant's telephone number, including area code)
                                ----------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                ----------------

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value
                                (Title of Class)
                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on July 31, 2000 was 13,865,494 shares.
================================================================================

--------------------------------------------------------------------------------

FORM 10-Q
SALON.COM
INDEX

--------------------------------------------------------------------------------

                                                                                                                     Page
PART I     FINANCIAL INFORMATION                                                                             Number


ITEM 1:    Financial Statements

           Consolidated Balance Sheets as of June 30, 2000 (unaudited)

                     and March 31, 2000.....................................................................    3

           Consolidated Statements of Operations for the three months ended

                     June 30, 2000 and 1999 (unaudited).....................................................    4

           Consolidated Statements of Cash Flows for the three months ended

                     June 30, 2000 and 1999 (unaudited).....................................................    5

           Notes to Consolidated Financial Statements.......................................................    6

ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations............   10

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk.......................................   25

PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings................................................................................   25

ITEM 2.    Changes in Securities and Use of Proceeds........................................................   25

ITEM 3.    Defaults upon Senior Securities..................................................................   25

ITEM 4.    Submission of Matters to a Vote of Security Holders..............................................   25

ITEM 5.    Other Information................................................................................   25

ITEM 6:    Exhibits and Reports on Form 8-K.................................................................   25

           Signature........................................................................................   26

           Exhibits.........................................................................................   27


PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                    SALON.COM
                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except for share data)


                                                                                         June 30,          March 31,
                                                                                           2000               2000
                                                                                     -----------------  -----------------
Assets                                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                                               $  13,865          $  17,982
    Accounts receivable, net                                                                    1,419              2,425
    Inventories                                                                                    16                 16
    Prepaid expenses and other current assets                                                     323                391
                                                                                     -----------------  -----------------
        Total current assets                                                                   15,623             20,814

Property and equipment, net                                                                     2,530              2,312
Other assets                                                                                      176                186
Intangible assets, net                                                                          5,796              4,088
                                                                                     -----------------  -----------------
        Total assets                                                                        $  24,125          $  27,400
                                                                                     =================  =================

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities                                                $   3,785          $   4,303
    Deferred revenue                                                                              331                210
    Bank borrowings                                                                                60                 90
                                                                                     -----------------  -----------------
        Total current liabilities                                                               4,176              4,603
                                                                                     -----------------  -----------------

 Other long term liabilities                                                                      453                473
                                                                                     -----------------  -----------------
        Total liabilities                                                                   $   4,629          $   5,076
                                                                                     -----------------  -----------------

Stockholders' Equity:
    Common stock, $.001 par value;
      50,000,000 shares authorized at June 30, 2000 and March 31, 2000 respectively; 13,852,656 and 12,546,569 shares issued and outstanding at
      June 30, 2000 (unaudited) and March 31, 2000, respectively.                           $      13          $      13
    Additional paid-in capital                                                                 79,078             78,448
    Advertising receivable from stockholder                                                    (7,682)            (7,884)
    Unearned compensation                                                                      (1,238)            (2,098)
    Accumulated deficit                                                                       (50,675)           (46,155)
                                                                                     -----------------  -----------------
        Total stockholders' equity                                                             19,496             22,324
                                                                                     -----------------  -----------------
           Total liabilities and stockholders' equity                                       $  24,125          $  27,400
                                                                                     =================  =================

                      The accompanying notes are an integral part of these consolidated financial statements.

                                    SALON.COM
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                    (in thousands, except for per share data)

                                                                                 Three Months Ended June 30,
                                                                           ----------------------------------------
                                                                                  2000                 1999
                                                                           -------------------  -------------------
                                                                                         (unaudited)

Net revenues                                                                         $  1,759             $  1,005
                                                                           -------------------  -------------------

Operating expenses:

    Production, content and product                                                     2,701                2,103
    Sales and marketing                                                                 2,434                1,830
    Research and development                                                              386                  230
    General and administrative                                                            625                  576
    Amortization of intangible assets                                                     323                  255
    Stock-based compensation                                                               17                  630
                                                                           -------------------  -------------------

      Total operating expenses                                                          6,486                5,624
                                                                           -------------------  -------------------

Loss from operations                                                                   (4,727)              (4,619)

Other income                                                                              207                   54
                                                                           -------------------  -------------------

      Net loss                                                                         (4,520)              (4,565)
                                                                           -------------------  -------------------

Preferred deemed dividend                                                                   -               11,515
                                                                           -------------------  -------------------

Net loss attributable to common stockholders                                         $ (4,520)           $ (16,080)
                                                                           ===================  ===================

Basic and diluted net loss per share attributable to
    common stockholders                                                              $   (.36)           $  (10.10)
                                                                           ===================  ===================

Weighted average shares used in computing basic and diluted
    net loss per share attributable to common stockholders                             12,638                1,592
                                                                           ===================  ===================

                      The accompanying notes are an integral part of these consolidated financial statements.

                                    SALON.COM
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                                        Three Months Ended June 30,
                                                                                       -----------------------------
                                                                                            2000            1999
                                                                                       -------------     -----------
                                                                                                 (unaudited)
Cash flows from operating activities:
Net loss                                                                                $  (4,520)         $ (4,565)
Adjustments to reconcile net loss to net cash used in operating activities:
      Stock-based compensation                                                                 17               630
      Depreciation and amortization                                                           521               344
      Amortization of discount on bank borrowings                                               -                 7
      Amortization of deferred advertising                                                    202                 -
      Changes in operating assets and liabilities:
         Accounts receivable                                                                1,005               (64)
         Inventories                                                                            -                 5
         Prepaid expenses and other assets                                                     67               545
         Accounts payable                                                                     (68)              425
         Accrued liabilities                                                                 (691)            1,132
         Deferred revenue                                                                     122              (168)
                                                                                        ----------         ---------
              Net cash used in operating activities                                        (3,345)           (1,709)
                                                                                        ----------         ---------
Cash flows from investing activities:
Purchase of property and equipment                                                           (317)              (95)
Acquisition of MP3Lit                                                                        (400)                -
                                                                                        ----------         ---------
              Net cash used in investing activities                                          (717)              (95)
                                                                                        ----------         ---------
Cash flows from financing activities:
Proceeds from issuance of preferred stock and common stock warrants, net                        -            10,936
Proceeds from issuance of common stock, net                                                     -            23,971
Proceeds from exercise of options                                                              20                84
Repayment of leases                                                                           (45)                -
Repayment of bank borrowings                                                                  (30)             (276)
                                                                                        ----------         ---------
              Net cash provided by (used in) financing activities                             (55)           34,715
                                                                                        ----------         ---------
Net (decrease)/increase in cash and cash equivalents                                       (4,117)           32,911
Cash and cash equivalents - beginning of period                                            17,982               754
                                                                                        ----------         ---------
Cash and cash equivalents - end of period                                               $  13,865          $ 33,665
                                                                                        ==========         =========
Non-cash investing and financing transactions:
    Conversion of preferred stock to common stock                                       $       -          $ 25,301
                                                                                        ==========         =========
    Preferred deemed dividend                                                           $       -          $ 11,515
                                                                                        ==========         =========
    Unearned compensation in connection with the issuance
      (cancellation) of stock options                                                   $    (859)         $  3,811
                                                                                        ==========         =========
    Issuance of stock and warrants in connection with acquisition                       $   1,469          $      -
                                                                                        ==========         =========
    Issuance of warrants in connection with distribution agreement                      $       -          $    244
                                                                                        ==========         =========
    Value assigned to reciprocal advertising agreements                                 $      45          $    115
                                                                                        ==========         =========
    Property and equipment purchased with capital lease                                 $      94          $      -
                                                                                        ==========         =========

                      The accompanying notes are an integral part of these consolidated financial statements.

                                    SALON.COM
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     The Company

         Salon.com is an Internet media company that produces a network of eleven subject-specific, demographically targeted Web sites and a variety of online communities designed to attract Internet advertisers and electronic commerce partners. Salon.com was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. The company operates in one business segment.


2.     Basis of Presentation

         The accompanying consolidated financial statements as of June 30, 2000 and for the three months ended June 30, 2000 and 1999 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's financial position, results of operations and cash flows as of June 30, 2000 and for the three months ended June 30, 2000 and 1999. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with Salon's audited financial statements, filed with the Securities and Exchange Commission on Form 10-K, as amended, as of March 31, 2000. The results for the three months ended June 30, 2000 are not necessarily indicative of the expected results for any other interim period or the fiscal year ending March 31, 2001.

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

3.     Acquisition of MP3Lit

         On May 5, 2000, Salon acquired MP3Lit.com (MP3Lit), a web site dedicated to offering spoken word and audio literature recordings in the MP3 format.

         The acquisition of MP3Lit consisted of the following: (i) 380,400 shares of common stock valued at $3.375 per share; (ii) $400,000 of cash consideration; (iii) warrants to purchase 100,000 shares of common stock over a five-year period at a price of $10.50 per share. These shares were valued at $185,000 using the Black-Sholes option-pricing model, applying an expected life of five years, a weighted risk-free rate of 6.73%, an expected dividend yield of zero percent, a volatility of 90% and a deemed fair value of common stock of $1.85; and (iv) acquisition costs of $135,000. An additional 887,600 shares have been issued and are held in escrow. These shares are contingent upon the meeting of certain business benchmarks over a three-year period. If the business benchmarks are met, the shares will be released to the former stockholders of MP3Lit. When the contingencies are resolved, the shares will be recorded at their fair value on the respective dates, as either an additional cost of the acquisition or as compensation expense of the appropriate period.

         Salon's acquisition of MP3Lit has been accounted for under the "purchase" method of accounting, which requires the purchase price to be allocated to the acquired assets and liabilities of MP3Lit on the basis of their estimated fair values as of the date of acquisition. The assets acquired consist of net tangible assets, identifiable intangible assets and goodwill. Net tangible assets include primarily accounts receivable, property and equipment and accounts payable. A preliminary review of the identifiable intangible assets indicates the purchase of audio streaming technology which will serve

                                    SALON.COM
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as the platform for Salon to launch an audio format, a website and associated traffic, trade and domain names, an acquired workforce and non-compete agreements. Salon is in the process of determining the fair values of the identifiable intangible assets acquired and will allocate the purchase price accordingly.

         The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired has been recorded as goodwill. Identifiable intangible assets and goodwill are being amortized on a straight-line basis over the estimated period of benefit of five years.

         The following unaudited pro forma financial information presents the consolidated results of Salon as if the MP3Lit acquisition had occurred on April 1, 2000 and includes adjustments for amortization of goodwill and other intangible assets. There was no activity for MP3Lit for the period April 1, 1999 to June 30, 1999 as the date of inception of MP3Lit was not until September 1, 1999. This pro forma financial information is not intended to be indicative of future results. Unaudited pro forma consolidated results of operations are as follows:

                       (in thousands, except share data)

                                                                            Three months ended
                                                                               June 30, 2000
                                                                           --------------------
                                                                                (unaudited)
Net revenues                                                                     $   1,759
                                                                                 ==========
Net loss attributable to common stockholders                                     $  (4,554)
                                                                                 ==========
Basic and diluted net loss per share attributable to common stockholders         $    (.35)
                                                                                 ==========


4.     Summary of Significant Accounting Policies

       Net Loss Per Share

       Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalents outstanding during the period. The calculation of diluted net loss per share excludes shares of common stock equivalents whose effect would be anti-dilutive.

       Diluted net loss per share attributable to common stockholders for the three months ended June 30, 2000 and 1999 does not include the effect of common stock equivalent shares, comprised of stock options, common stock warrants and contingently issuable shares of 4,103,275 and 2,692,058, respectively, as the effect of their inclusion is anti-dilutive during each period.

                                    SALON.COM
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Inventories

       Inventories, which consist solely of finished goods, are stated at the lower of cost or market. Cost is determined by the first in, first out method.

       Concentrations

       No customer accounted for more than 10% of total revenues for the three months ended June 30, 2000. One customer accounted for 11% of revenues for the three months ended June 30, 1999. Barter revenues accounted for 3% of total revenues for the three months ended June 30, 2000 and 11% of revenues for the three months ended June 30, 1999. One customer accounted for 11% of the total accounts receivable balance at June 30, 2000. One customer accounted for 13% of the total accounts receivable balance at June 30, 1999.

       Financial instruments which potentially subject Salon to concentration of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations, but does not require collateral. Salon provides an allowance for credit losses. The credit losses have not been significant to date.

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

                                    SALON.COM
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     Stockholders' Equity

         Stockholders' equity activity for the three months ended June 30, 2000 was as follows:

                                                                 (in thousands)

                                                                   Advertising
                                                    Additional     Receivable
                                        Common       Paid-In          From           Unearned        Accumulated
                                         Stock       Capital       Stockholder     Compensation        Deficit
                                      ------------------------------------------------------------------------------
Balance at March 31, 2000                   $  13       $ 78,448      $   (7,884)       $   (2,098)     $   (46,155)

Acquisition of MP3Lit                           -          1,469               -                 -                -
Unearned compensation                           -           (859)              -               860                -
Amortization of advertising receivable          -              -             202                 -                -
Exercise of stocks options for cash             -             20               -                 -                -
Net loss                                        -              -               -                 -           (4,520)
                                      ------------------------------------------------------------------------------
Balance at June 30, 2000                    $  13      $  79,078      $   (7,682)       $   (1,238)     $   (50,675)
                                      ==============================================================================



         If the stock-based compensation for the three months ended June 30, 2000 and 1999 had been allocated across the relevant functional expense categories within operating expenses, it would be allocated as follows:

                                                                                        (in thousands)

                                                                              For the three months ended June 30,
                                                                             ---------------------------------------
                                                                                    2000                1999
                                                                             -------------------- ------------------
Production, content and product                                                     $  8                $ 232
Sales and marketing                                                                    6                  182
Research and development                                                               2                   30
General and administrative                                                             1                  186
                                                                             -------------------- ------------------
                                                                                    $ 17                $ 630
                                                                             ==================== ==================

--------------------------------------------------------------------------------

PART I:       FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


            This section and other parts of this 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, and revenue sources. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors That May Affect Our Operating Results and Market Price of Stock." In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

            The main entry and navigation point to Salon's eleven content sites is Salon's home page at www.salon.com. The sites provide news, features, interviews and regular columnists on specific topics, from politics and arts and entertainment to parenting and health, while Salon's online communities allow users to interact and discuss Salon content and other topics via electronic messaging. Because of Salon's reputation for community building, Salon also has agreed with third parties to host communities within its network. Salon's users can access Table Talk or The Well through www.salon.com or through Salon's eleven content Web sites.

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

            In June 2000, approximately 2.5 million unique users visited Salon's network of Web sites. During the quarter ended June 30, 2000, approximately 91 million page views were generated. These figures are compared to approximately 47 million page views in the quarter ended June 30, 1999 and 1.3 million unique users in the month of June 1999. A unique user is an individual visitor to Salon's network. Page views are the total number of complete pages retrieved and viewed by visitors to Salon's network. Salon calculates its unique user and page view figures by analyzing the log files that record traffic to Salon's network of Web sites. Unique users are calculated by identifying the individual Internet protocol address of each user who visits the Salon network. Page views are calculated by counting actual page views as recorded in Salon's log files. Since December 1998, these calculations have been performed automatically through the use of Accrue software. Prior to that time, the log files were manually downloaded and analyzed.

            As of June 30, 2000, Salon had more than 440 advertisers and advertising sponsors. Salon has also recently begun to extend its electronic commerce efforts throughout its network and to develop electronic commerce sponsorships as well as its own online retailing capabilities through Salon Shop. Salon believes that the online spending habits of its users present opportunities for Salon to capture additional revenues, both within Salon Shop and on the Web pages of its commercial partners.

Recent Events

            In May 2000, Salon acquired MP3Lit, a web site dedicated to offering spoken word and audio literature recordings in MP3 format. In addition to obtaining a web site and associated traffic, through this acquisition Salon obtained audio streaming technology that will serve as the platform for Salon to launch an audio format. The future operating and financial performance of Salon will depend in part on its ability to integrate and leverage MP3Lit successfully and to enhance its operating results.

            Salon's acquisition of MP3Lit was accounted for using the purchase method of accounting. In connection with the acquisition, Salon recorded intangibles and goodwill of approximately $2.0 million which are being amortized on a straight-line basis over five years. An additional 887,600 shares of Salon stock have been issued in connection with the acquisition and are held in escrow. These shares are contingent upon the meeting of certain business benchmarks over a three-year period. If the business benchmarks are met, the shares will be released to the former stockholders of MP3Lit. When the contingencies are resolved, the shares will be recorded at their fair value on the respective dates, as either an additional cost of the acquisition or as compensation expense of the appropriate period.

            Salon expects to continue to enter into similar business acquisitions that may result in similar or greater charges. Because Internet businesses typically involve significant amounts of intangible assets, future operating results may be adversely affected by amortization of the intangible assets acquired.


Results of Operations

For the three months ended June 30, 2000 compared to the three months ended June 30, 1999

Net Revenues

            Net revenues increased 75% to $1.8 million for the three months ended June 30, 2000 from $1.0 million for the three months ended June 30, 1999. The increase was primarily due to Salon's ability to generate significantly higher sponsorship and advertising revenues based on an increase in the number of impressions sold and an increase in the number of sponsors advertising on Salon's Web sites. Sponsorship and advertising revenues accounted for approximately 88% and 80% of net revenues for the three months ended June 30, 2000 and 1999, respectively. Barter transactions, included in sponsorship and advertising revenues, significantly decreased during the three months ended June 30, 2000 versus June 30, 1999, to $45,000, or 3% of total revenues, from $115,000, or 11% of total revenues, respectively.

            No customer accounted for more than 10% of total revenues for the three months ended June 30, 2000. One customer accounted for 11% of revenues for the three months ended June 30, 1999.

Production, Content and Product

         Production, content and product costs consist primarily of payroll and related costs for Salon's editorial, artistic, and production staffs, The Well and MP3Lit staffs, payments to freelance writers and artists, and telecommunications and computer related expenses for the support and delivery of Salon's Web sites and online communities. Production, content and product costs during the three months ended June 30, 2000 were $2.7 million or 154% of net revenues versus $2.1 million or 209% of net revenues for the three months ended June 30, 1999, a decline of 55 percentage points. Of the 28% increase in production, content and product costs for the three months ended June 30, 2000 versus June 30, 1999, 24% is primarily attributable to increased costs relating to growth in Salon's editorial and art staff, and 4% to additional MP3Lit costs.

Sales and Marketing

            Sales and marketing expenses consist of payroll and related expenses, including commissions, travel expenses and other costs associated with Salon's advertising and sponsorship sales force, as well as advertising, promotional and distribution costs. Sales and marketing expenses were $2.4 million, or 138% of revenues and $1.8 million or 182% of total revenues for the three months ended June 30, 2000 and 1999, respectively. The 33% increase in sales and marketing expenses is primarily attributable to the payroll and associated expenses of expanded sales and business development staffs.

            Included in sales and marketing expenses are barter expenses of $49,000 and $115,000 for the three months ended June 30, 2000 and 1999, respectively.

Research and Development

         Research and development expenses consist of costs associated with the development and maintenance of technology, including Salon's publishing platform software and archival database, as well as technical support for Salon's Web sites and online communities. Research and development expenses increased 68% to $386,000 in the three months ended June 30, 2000 from $230,000 in the three months ended June 30, 1999. Research and development expenses as a percentage of total revenue decreased to 22% for the three months ended June 30, 2000 from 23% for the three months ended June 30, 1999. The increase in research and development expenses is primarily attributable to salary and payroll related expenses for the technical support of Salon's Websites and online communities.

General and Administrative

            General and administrative expenses consist primarily of salaries, payroll taxes, benefits and related costs for the general corporate functions including executive management, finance, human resources, and legal and other professional fees. General and administrative expenses increased to $625,000 in the three months ended June 30, 2000 from $576,000 in the three months ended June 30, 1999. General and administrative expenses as a percentage of total revenue decreased to 36% for the three months ended June 30, 2000 from 57% for the three months ended June 30, 1999, a 21% decrease. The 9% increase in general and administrative expenses is primarily attributable to salary and related expenses for additional personnel hired to support the growth of Salon's business and activities as a public company and higher professional fees.

Amortization of Intangibles

            Amortization of intangibles consists of the costs associated with the amortization of the intangibles and goodwill associated with the acquisition of The Well and MP3Lit. The acquisition of The Well and MP3Lit are being accounted for using the purchase method of accounting and are being amortized on a straight-line basis over 60 months. Amortization expenses were $323,000, or 18% of net revenue, and $255,000, or 25% of net revenue, for the three months ended June 30, 2000 and 1999, respectively.

Stock-based Compensation

            Stock-based compensation consists of expenses associated with the issuance of stock options and warrants. Stock-based compensation charges were $17,000, or 1% of net revenue for the three months ended June 30, 2000, compared to $630,000, or 63% of net revenue for the three months ended June 30, 1999. The decrease in stock-based compensation was due to the departure of two senior management executives whose options expired and the decline in the Company's stock price during the period.

Other Income, Net

            Other income consists primarily of interest earned on Salon's cash and cash equivalents, offset by interest expense on borrowings. Other income increased to $207,000 in the three months ended June 30, 2000 from $54,000 for the three months ended June 30, 1999. The increase in other income is primarily attributable to an increase in the amount of interest earned by Salon due to the increase in Salon's cash balance as a result of its financing activities in late June and July 1999.

Net Loss

             Salon recorded a net loss of $4.5 million, or $.36 per share for the three months ended June 30, 2000 compared to a net loss of $16.1 million, or $10.10 per share for three months ended June 30, 1999.

Liquidity and Capital Resources

            Since its inception, Salon has primarily financed its operations through the private placement of its convertible preferred stock and its initial public offering of common stock. As of June 30, 2000, Salon had approximately $13.9 million in cash and cash equivalents which was obtained through Salon's initial public offering in June 1999 and the sale of additional stock in July 1999.

            Net cash used for operations was $3.3 million for the three months ended June 30, 2000, compared to $1.7 million for the three months ended June 30, 1999. The principal use of cash during the three months ended June 30, 2000 was to fund the $4.5 million net loss for the period, with a reduction in accounts receivable generating $1.0 million in cash and a decrease in accrued liabilities reducing cash by $0.7 million. The principal use of cash during the three months ended June 30, 1999 was to fund the $4.6 million net loss for the period offset by increases in accrued expenses and accounts payable that reduced the use of cash by $1.1 million and $.4 million, respectively, and non-cash stock-based compensation of $.6 million that reduced the use of cash.

            Net cash used in investing activities totaled $717,000 for the three months ended June 30, 2000, compared to $95,000 for the three months ended June 30, 1999. During the three months ended June 30, 2000, the net cash used for investing consisted primarily of the cash consideration of the MP3Lit acquisition and property and equipment purchases. The principal use of cash for investing during the three months ended June 30, 1999 was for property and equipment purchases.

            Net cash provided by financing activities decreased from $34.7 million for the three months ended June 30, 1999 to $55,000 used in operations for the three months ended June 30, 2000. The cash used in financing activities during the three months ended June 30, 2000 was primarily for the repayment of leases and bank borrowings of $45,000 and $30,000, respectively. The cash provided by financing activities during the three months ended June 30, 1999 was primarily from the net proceeds from the issuance of preferred stock and common stock warrants and the net proceeds from the issuance of common stock during the Company's initial public offering.

            Salon's capital requirements depend on numerous factors, including the success of Salon's strategies for generating revenues and the amount of resources it devotes to investments in its network, sales, marketing and brand promotion. Salon's expenditures have substantially increased since inception as its operations and staff have grown and Salon anticipates that its expenditures will continue to increase for the foreseeable future but will decrease as a percentage of sales. In addition, Salon will continue to evaluate possible investments in businesses, products and technologies complementary to its existing business.

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

We lack significant revenues, we have a history of losses and we anticipate continued losses

         We have not achieved profitability and expect to incur operating losses for the foreseeable future. We incurred net losses attributable to common stockholders of $4.5 million in the three months ended June 30, 2000 and $33.4 million in the fiscal year ended March 31, 2000. As of June 30, 2000, our accumulated deficit was $50.7 million. We expect these operating losses to continue for at least the foreseeable future. We will need to generate significant revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial results would be severely harmed.

Our quarterly operating results are volatile and may adversely affect our stock price

         Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could severely harm our business. These factors include:

         o our ability to attract and retain banner advertisers, advertising sponsors and electronic commerce sponsors;

         o  our ability to attract and retain a large number of users;

         o the introduction of new Web sites, services or products by us or by our competitors;

         o the timing and uncertainty of our advertising and sponsorship sales cycles;

         o the mix of banner advertisements and sponsorships sold by us or our competitors;

         o seasonal declines in advertising sales, which typically occur in the first and third calendar quarters;

         o  the level of Internet usage;

         o  our ability to attract, integrate and retain qualified personnel;

         o our ability to successfully integrate operations and technologies from acquisitions or other business combinations;

         o technical difficulties or system downtime affecting the Internet generally or the operation of our Web sites; and

         o the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure.

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

We depend on banner advertising and sponsorship sales for substantially all of our revenues, and our inability to increase banner advertising and sponsorship revenues would harm our business

         Our revenues for the foreseeable future will depend substantially on sales of advertising and sponsorships. In the three months ended June 30, 2000, advertising and sponsorship sales accounted for 88% of our net revenues, and in the fiscal year ended June 30, 1999 they accounted for 80% of our net revenues. In order to increase our revenues, we will need to attract additional significant banner advertisers, advertising sponsors and electronic commerce sponsors on an ongoing basis. We may not be able to attract or retain a sufficient number of banner advertisers or advertising sponsors in the future, and if we cannot, our business would likely be severely harmed. If we do not sell a sufficient number of advertisements or sponsorships or do not engage a sufficient number of advertisers or sponsors during a particular period, our business could be severely harmed.

         Increasing our advertising and sponsorship revenues depends upon many factors, including whether we will be able to:

         o successfully sell and market our network to advertisers and sponsors;

         o  increase our user base;

         o  increase the amount of revenues we receive per sponsorship;

         o  increase awareness of the Salon brand;

         o target advertisements and electronic commerce opportunities to users with appropriate interests;

         o accurately measure the number and demographic characteristics of our users; and

         o  attract and retain sales personnel.

Our revenues depend on a limited number of advertisers and sponsors who are not subject to long-term agreements, and the loss of a number of these advertisers and sponsors could harm our operating results

         Historically, we have relied on a small number of banner advertisers and advertising sponsors for a significant percentage of our revenues. In the three months ended June 30, 2000 Evineyard.com accounted for approximately 7% of our revenue. In the fiscal year ended March 31, 2000 Barnesandnoble.com accounted for 6% of our revenues. The loss of any of our significant banner advertisers or advertising sponsors could harm our business. We anticipate that our financial results in any given period will continue to significantly depend on revenues from a small number of banner advertisers and advertising sponsors. In addition, particularly because few banner advertisers and advertising sponsors are contractually obligated to purchase any advertising in the future, we are unable to anticipate our mix of banner advertisers and advertising sponsors in future fiscal periods.

The length of our sales cycles is uncertain and variable and may lead to shortfalls in or revenue and fluctuations in our operating results

         Our dependence on banner advertising and sponsorships subjects us to the risk of revenue shortfalls because the sales cycles for advertising and sponsorships vary significantly, and during these cycles we may expend substantial funds and management resources while not obtaining advertising or sponsorship revenues. If sales are delayed or do not occur, our financial results for a particular period may be harmed. The time between the date of initial contact with a potential banner advertiser or sponsor and receipt of a purchase order from the advertiser may range from as little as one week to up to nine months. Sales of banner advertising and sponsorships are subject to factors over which we have little or no control, including:

         o  advertisers' and sponsors' budgets;

         o  internal acceptance reviews by advertisers and their agencies;

         o  the timing of completion of advertisements and sponsorships; and

         o the possibility of cancellation or delay of projects by advertisers or sponsors.

We must increase our user base to attract advertisers and sponsors and to generate additional revenue

         Increasing the size of our user base is critical to selling advertising and sponsorships and to increasing our revenues. If we cannot increase the size of our user base we may not be able to generate additional revenues, which could leave us unable to maintain or grow our business. To increase our user base, we must:

         o  expand our content and communities;

         o  expand our network of distribution partners;

         o  grow Salon brand recognition through advertising and syndication;

         o enhance our technology to improve the functionality of our network of Web sites; and

         o offer attractive electronic commerce opportunities to electronic commerce sponsors and users.

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

We must continually develop compelling content to attract Internet users

         Our success depends upon our ability to attract and retain a large number of users by delivering original and compelling Internet content and services. If we are unable to develop content and services that allow us to attract, retain and expand a loyal user base possessing high-value demographic characteristics, we will be unable to generate advertising revenues or enter into sponsorships, and our revenues and operating results will be severely harmed. The content and services we provide on our Web sites may not appeal to a sufficient number of Internet users to generate banner-advertising revenues or attract sponsorships. Our ability to develop compelling content depends on several factors, including:

         o the quality and number of writers and artists who create content for Salon;

         o  the quality of our editorial staff; and

         o  the technical expertise of our production staff.

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

We need to hire, integrate and/or retain qualified personnel because these individuals are important to our growth

         Our success significantly depends on the continued services of our key editorial and design personnel. In addition, because our users must perceive the content of our Web as having been created by credible and notable sources, our success also depends on the name recognition and reputation of our editorial staff, in particular David Talbot, Salon's editor-in-chief. The loss of these individuals or other key editorial or design personnel would likely harm our business.

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

Growth in our operations is placing a strain on our resources, and failure to manage growth effectively could harm our business

         We have experienced a period of significant growth. In the fiscal year ended March 31, 2000 our number of employees increased 143%. In the fiscal year ended March 31, 2000 our total revenues increased approximately 174% and our total operating expenses increased approximately 236% compared to the fiscal year ended March 31, 1999. In the three months ended June 30, 2000 our number of employees declined 7%. In the three months ended June 30, 2000 our total revenues increased approximately 75% and our total operating expenses increased approximately 15% compared to the three months ended June 30, 1999.

We may not be able to successfully integrate our acquisitions, and any failure to integrate could diminish the value of an acquired business or cause disruptions in our ongoing operations

         Acquisitions and business combinations entail numerous operational risks, including:

         o difficulty in the assimilation of acquired operations, technologies or products;

         o  diversion of management's attention from other business operations;

         o risks of entering markets in which we have limited or no experience; and

         o  potential loss of key employees of acquired businesses.

         We acquired The Well LLC, an online community provider, in March 1999 and MP3Lit, a web site dedicated to offering spoken word and audio literature recordings in the MP3 format, in May 2000. We may not be able to successfully integrate The Well LLC, MP3Lit or any businesses, products, technologies or personnel that we might acquire in the future, and if we cannot, our business could be harmed.

We will need more working capital to expand our network and achieve our business objectives, and securing financing may be difficult because of the condition of our business or the uncertain nature of the financial markets

         We believe that our current cash resources will meet our anticipated working capital and capital expenditure requirements for at least the 12 months. We may need to raise additional capital to do the following:

         o  expand our network of Web sites and interactive communities;

         o  increase our electronic commerce opportunities;

         o  aggressively promote awareness of the Salon brand;

         o  make payments under distribution relationships;

         o  respond to competitive pressures; or

         o  acquire complementary businesses or technologies.

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

If use of the Internet does not grow, our business could be harmed

         Our success is highly dependent upon continued growth in the use of the Internet generally and in particular as a medium for content, advertising and electronic commerce. If Internet usage does not grow, we may not be able to increase revenues from advertising and sponsorships and this may harm our business. Internet use by consumers is in an early stage of development, and market acceptance of the Internet as a medium for content, advertising and electronic commerce is highly uncertain. A number of factors may inhibit the growth of Internet usage, including the following. If these or any other factors cause use of the Internet to slow or decline, our results of operations could be harmed.

         o  inadequate network infrastructure;

         o  security concerns;

         o  inconsistent quality of service; and

         o  limited availability of cost-effective, high-speed access.

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

         Our Web sites must accommodate a high volume of traffic and deliver frequently updated information. It is possible that we will experience systems failures in the future and that such failures could harm our business. In addition, our users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any of these system failures could harm our business.

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

--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high credit issuers in short-term securities with maturities of less than three months. The average maturity of the portfolio will not exceed twelve months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

--------------------------------------------------------------------------------

PART II: OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.  Default upon senior securities.

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable

Item 5.  Other Information.

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         10.18 Employment Agreement between Steven Reed and the Company dated May 31, 2000

         27.1   Financial Data Schedule


(b)      Reports on Form 8-K.

            The Company filed one report on Form 8-K during the three months ended June 30, 2000 and one report on Form 8-K/A subsequent to that period. These filings related to the acquisition of MP3Lit. The report on Form 8-K was filed on May 22, 2000 and reported under Item 2 -Acquisition or Disposition of Assets. The report on Form 8-K/A was filed on July 19, 2000 and reported under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned, thereunto duly authorized.

                        SALON.COM



Dated:   08/14/00       /s/ Michael O'Donnell
                        --------------------------------------------
                        Michael O'Donnell, Chief Executive Officer and President


Dated:  08/14/00        /s/ Robert O'Callahan
                        --------------------------------------------
                        Robert O'Callahan, Chief Financial Officer

EXHIBIT INDEX



       Exhibits
       --------
           10.18 Employment Agreement between Steven Reed and the Company dated May 31, 2000

           27.1   Financial Data Schedule