Form 10-Q
period 2000-09-30
SALON COM
filed 2000-11-13
CIK 1084332

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

               For the quarterly period ended September 30, 2000
                                       or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from____ to____

                         Commission file number 0-26395

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

                               ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on October 25, 2000 was 13,939,449 shares.

================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON.COM
INDEX
--------------------------------------------------------------------------------


                                                                                                                     Page
PART I            FINANCIAL INFORMATION                                                                             Number

ITEM 1:           Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and March 31, 2000.....      3

                  Consolidated  Statements of Operations  for the three months and six months ended  September 30,
                  2000 and 1999 (unaudited) ........................................................................      4

                  Condensed  Consolidated  Statements  of Cash Flows for the three months ended  September 30, 2000
                  and 1999 (unaudited) .............................................................................      5

                  Notes to the Condensed Consolidated Financial Statements..........................................      6

ITEM 2:           Management's Discussion and Analysis of Financial Condition and Results of Operations.............      9

ITEM 3:           Quantitative and Qualitative Disclosures About Market Risk........................................     28

PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings.................................................................................     29

ITEM 2.           Changes in Securities and Use of Proceeds.........................................................     29

ITEM 3.           Defaults upon Senior Securities...................................................................     29

ITEM 4.           Submission of Matters to a Vote of Security Holders...............................................     29

ITEM 5.           Other Information.................................................................................     29

ITEM 6:           Exhibits and Reports on Form 8-K..................................................................     29

                  Signatures........................................................................................     30

                  Exhibits..........................................................................................     31

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   Salon.Com
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (in thousands, except share and per share amounts, unaudited)

                                                                                     September 30,               March 31,
                                                                                          2000                      2000
                                                                                     --------------              -------------
Assets
  Current assets:
     Cash and cash equivalents                                                       $        9,391              $      17,982
     Accounts receivable, net                                                                 1,603                      2,425
     Inventories                                                                                  -                         16
     Prepaid expenses and other current assets                                                  600                        391
                                                                                     --------------              -------------
      Total current assets                                                                   11,594                     20,814
  Property and equipment, net                                                                 2,731                      2,312
  Other assets                                                                                  328                        186
  Intangible assets, net                                                                      5,439                      4,088
                                                                                     --------------              -------------
      Total assets                                                                   $       20,092              $      27,400
                                                                                     ==============              =============
Liabilities and stockholders' equity
   Current liabilities:
     Accounts payable and accrued liabilities                                        $        3,086              $       4,303
     Deferred revenue                                                                           146                        210
     Short-term borrowings                                                                       30                         90
                                                                                     --------------              -------------
      Total current liabilities                                                               3,262                      4,603
  Long-term liabilities                                                                         470                        473
                                                                                     --------------              -------------
     Total liabilities                                                                        3,732                      5,076
Stockholders' equity:
  Common stock, $0.001 par value, 50,000,000 shares authorized,
     13,937,258 and 12,546,569 shares issued and outstanding at
     September 30, 2000  (unaudited) and March 31, 2000                                          14                         13
  Additional paid-in-capital                                                                 78,594                     78,448
  Advertising receivable from stockholder                                                    (7,479)                    (7,884)
  Unearned compensation                                                                        (590)                    (2,098)
  Accumulated deficit                                                                       (54,179)                   (46,155)
                                                                                     --------------              -------------
     Total stockholders' equity                                                              16,360                     22,324
                                                                                     --------------              -------------
     Total liabilities and stockholders' equity                                      $       20,092              $      27,400
                                                                                     ==============              =============

 The saccompanying notes are an integral part of these condensed consolidated financial statements

                                    SALON.COM
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)



                                                                   Three Months Ended                    Six Months Ended
                                                                      September 30,                        September 30,
                                                                ------------------------           ----------------------------
                                                                  2000            1999               2000                1999
                                                                --------        --------           --------            --------
Net revenues                                                    $  2,197        $  1,378           $  3,956            $  2,383
                                                                --------        --------           --------            --------
Operating expenses:
          Production, content and product                          2,425           2,118              5,126               4,220
          Sales and marketing                                      1,639           2,637              4,073               4,467
          Research and development                                   441             304                827                 534
          General and administrative                                 918             551              1,543               1,127
          Amortization of intangibles                                356             256                679                 511
          Stock-based compensation                                   107             602                124               1,233
                                                                --------        --------           --------            --------
              Total operating expenses                             5,886           6,468             12,372              12,092
                                                                --------        --------           --------             -------

Loss from operations                                              (3,689)         (5,090)            (8,416)             (9,709)
Other income, net                                                    185             393                392                 447
                                                                --------        --------           --------            --------
              Net loss                                            (3,504)         (4,697)            (8,024)             (9,262)


Preferred deemed dividend                                             --              --                 --              11,515
                                                                --------        --------           --------            --------
Net loss attributable to common stockholders                    $ (3,504)       $ (4,697)          $ (8,024)           $ 20,777)
                                                                ========        ========           ========            ========

Basic and diluted net loss per share attributable               $  (0.27)       $  (0.41)          $  (0.63)           $  (3.16)
              to common stockholders


Weighted average shares used in computing                         13,012          11,319             12,834               6,575
             basic and diluted net loss per share
             attributable to common stockholders


  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   SALON.COM
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                                         Six Months Ended
                                                                                           September 30,
                                                                                    -----------------------------
                                                                                         2000             1999
                                                                                    -------------     -----------
Cash flows from operating activities:
Net loss                                                                            $      (8,024)    $    (9,262)
Adjustments to reconcile net loss to net
   cash used in operating activities:
      Stock-based compensation                                                                124           1,233
      Depreciation and amortization                                                         1,100             607
      Amortization of discount on short-term borrowings                                        --              13
      Amortization of advertising receivable from stockholder                                 405              --
      Changes in working capital:
         Accounts receivable                                                                  822            (222)
         Inventories                                                                           16               8
         Prepaid expenses and other assets                                                   (358)             67
         Accounts payable and accrued liabilities                                          (1,413)          2,192
         Deferred revenue                                                                     (64)           (387)
                                                                                    -------------     -----------
            Net cash used in operating activities                                          (7,392)         (5,751)
                                                                                    -------------     -----------
Cash flows from investing activities:
   Purchase of property and equipment                                                        (744)           (158)
   Net purchase of investments                                                                 --         (10,255)
   Acquisition of MP3lit                                                                     (400)             --
                                                                                    -------------     -----------
            Net cash used in investing activities                                          (1,144)        (10,413)
                                                                                    -------------     -----------
Cash flows from financing activities:
   Proceeds from issuance of preferred stock and common stock warrants, net                    --          10,936
   Proceeds from issuance of common stock, net                                                 --          24,929
   Proceeds from exercise of stock options                                                     73              86
   Principal payments under capital leases                                                    (68)             --
   Repayments of short-term borrowings                                                        (60)           (331)
                                                                                    -------------     -----------
            Net cash (used in) provided by financing activities                               (55)         35,620
                                                                                    -------------     -----------
Net (decrease) increase in cash and cash equivalents                                       (8,591)         19,456

Cash and cash equivalents - beginning of period                                            17,982             754
                                                                                    -------------     -----------
Cash and cash equivalents - end of period                                           $       9,391     $    20,210
                                                                                    =============     ===========
Non-cash investing and financing activities:
     Conversion of preferred stock to common stock                                  $          --     $    25,301
     Preferred deemed dividend                                                                 --          11,515
     Unearned compensation in connection with the issuance of stock options                 1,210           3,487
     Issuance of stock and warrants in connection with acquisition                          1,469              --
     Issuance of warrants in connection with agreements                                        47             244
     Value assigned to reciprocal advertising agreements                                       63             477
     Property and equipment purchased under capital lease                                      90              --

 The accompanying notes are an integral part of these condensed consolidated financial statements

                                   SALON.COM
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  The Company

     Salon.com (Salon) is an Internet media company that produces a network of eleven primary subject-specific, demographically targeted Web sites, an audio streaming web site and a variety of online communities designed to attract Internet advertisers and electronic commerce partners. Salon.com was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. The Company operates in one business segment.

2.  Basis of Presentation

     The accompanying consolidated financial statements as of September 30, 2000 and for the three months and six months ended September 30, 2000 and 1999 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's financial position, results of operations and cash flows as of September 30, 2000 and for the three months and six months ended September 30, 2000 and 1999. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with Salon's audited financial statements, filed with the Securities and Exchange Commission on Form 10-K, as amended, as of March 31, 2000. The results for the three months and six months ended September 30, 2000 are not necessarily indicative of the expected results for any other interim period or the fiscal year ending March 31, 2001.

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

     The acquisition of MP3Lit consisted of: (i) 380,400 shares of common stock valued at $3.375 per share; (ii) $400,000 of cash consideration; (iii) warrants to purchase 100,000 shares of common stock over a five-year period at a price of $10.50 per share. These shares were valued at $185,000 using the Black-Scholes option-pricing model, applying an expected life of five years, a weighted risk-free rate of 6.73%, an expected dividend yield of 0%, a volatility of 90% and a deemed fair value of common stock of $1.85; and (iv) acquisition costs of $135,000. An additional 887,600 shares have been issued and are held in escrow. These shares are contingent upon the meeting of certain business benchmarks over a three-year period. If the business benchmarks are met, the shares will be released to certain former stockholders of MP3Lit. When the contingencies are resolved, the shares will be recorded at their fair value on the respective

                                   SALON.COM
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

dates, as either an additional cost of the acquisition or as compensation expense of the appropriate period.

     Salon's acquisition of MP3Lit has been accounted for under the purchase method of accounting, which requires the results of MP3Lit to be included in the consolidated financial statements since the date of acquisition and also requires the purchase price to be allocated to the acquired assets and liabilities of MP3Lit on the basis of their estimated fair values as of the date of acquisition. The assets acquired consist of net tangible assets, identifiable intangible assets and goodwill. Net tangible assets include primarily accounts receivable, property and equipment and accounts payable. A preliminary review of the identifiable intangible assets indicates the purchase of audio streaming technology which will serve as the platform for Salon Audio, a website and associated traffic, trade and domain names, an acquired workforce and non-compete agreements. Salon is in the process of determining the fair values of the identifiable intangible assets acquired and will allocate the purchase price accordingly.

     The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired will be recorded as goodwill. Identifiable intangible assets and goodwill are anticipated to be amortized on a straight-line basis over the estimated period of benefit of five years.

     The following unaudited pro forma financial information presents the consolidated results of Salon as if the MP3Lit acquisition had occurred on April 1, 2000 or April 1, 1999 and includes adjustments for amortization of goodwill and other intangible assets. There was no activity for MP3Lit for the period April 1, 1999 to August 31, 1999 as the date of inception of MP3Lit was not until September 1, 1999. This pro forma financial information is not intended to be indicative of the results of operations that would have been achieved if the acquisition had been consummated at these dates or of Salon's actual or future results. Unaudited pro forma consolidated results of operations are as follows:

                                                           (in thousands, except per share data)
                                                          Three Months Ended       Six Months Ended
                                                             September 30,           September 30,
                                                          --------------------    --------------------
                                                              2000        1999        2000        1999
                                                          --------    --------    --------    --------
Net revenues                                              $  2,197    $  1,378    $  3,956    $  2,383
Net loss attributable to common stockholders                (3,504)     (4,731)     (8,058)    (20,811)
Basic and diluted net loss per share attributable
      to common stockholders                                 (0.27)      (0.40)      (0.62)      (2.99)

4.  Net Loss Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalents outstanding during the period.

                                   SALON.COM
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Diluted net loss per share attributable to common stockholders for the three months and six months ended September 30, 2000 and 1999 does not include the effect of common stock equivalent shares, comprised of stock options, common stock warrants and contingently issuable shares of 4,765,665 and 2,754,630, respectively, as the effect of their inclusion is anti-dilutive during each period.

5.  Inventories

     Inventories, which consist solely of finished goods, are stated at the lower of cost or market. Cost is determined by the first in, first out method.

6.  Concentrations

     One customer accounted for more than 10% of total revenues for the three months ended September 30, 2000 and one customer accounted for more than 10% of total revenue for the six months ended September 30, 2000. No customer accounted for more than 10% of revenues for the three months or six months ended September 30, 1999. Barter revenues accounted for only $18,000 or 1% of total revenues for the three months ended September 30, 2000 and $363,000 or 26% of revenues for the three months ended September 30, 1999. Barter revenues accounted for $63,000 or 2% of total revenues for the six months ended September 30, 2000 and $478,000 or 20% of revenues for the six months ended September 30, 1999. No customer accounted for more than 10% of the total accounts receivable balance at either September 30, 2000 or September 30, 1999.

     Salon relies on a number of third party suppliers for various services, including web hosting, banner advertising, delivery software, internet traffic measurement software and electronic commerce fulfillment services. While Salon believes it could obtain these services from other qualified suppliers on similar terms and conditions, a short-term disruption in the provision of these services by the current suppliers could have a materially adverse effect on the business.

7.  Stock-Based Compensation

     If the stock-based compensation for the three months and six months ended September 30, 2000 and 1999 had been allocated across the relevant functional expense categories within operating expenses, it would be allocated as follows:

                                                                   (in thousands)
                                                Three Months Ended                Six Months Ended
                                                  September 30,                     September 30,
                                           -----------------------------  ----------------------------------
                                                   2000            1999              2000              1999
                                           -------------   -------------  ----------------   ---------------
Production, content, and product           $          24   $         222   $            32   $           454
Sales and marketing                                   75             174                81               356
Research and development                               1              28                 3                59
General and administrative                             7             178                 8               364
                                           -------------   -------------  ----------------   ---------------
        Total                              $         107   $         602   $           124    $        1,233
                                           -------------   -------------  ----------------   ---------------

                                   SALON.COM
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Short-Term Borrowings

       The Company has a revolving loan agreement with a bank which provides a maximum amount of $2,000,000 and expires in December 2000. Availability under the agreement is determined based on 80% of eligible accounts receivable. As of September 30, 2000, $445,000 was available under the agreement, net of $921,000 in standby letters of credit

--------------------------------------------------------------------------------
PART I:   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


          This section and other parts of this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, and revenue sources. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors That May Affect Our Operating Results and Market Price of Stock." In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Overview

       Salon.com (Salon) is a leading Internet media company that produces a network of eleven primary subject-specific, demographically-targeted Web sites, and hosts two online communities -- Table Talk, a free interactive forum and The Well, a paid subscription service. In May 2000, Salon acquired MP3Lit.com, a pioneering Web site offering quality spoken word and audio literature recordings in MP3 and Real Audio formats. MP3Lit was incorporated into Salon's web site as Salon Audio. Salon believes that its network of Web sites combines the thoughtfulness of print, the timeliness of television and the interactivity of talk radio.

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

Results of Operations For The Three And Six Months Ended September 30, 2000 Compared To The Three And Six Months Ended September 30, 1999

Net Revenues:

          Net revenues increased 59% to $2.2 million for the three months ended September 30, 2000 from $1.4 million for the three months ended September 30, 1999 and increased 66% to $4.0 million for the six months ended September 30, 2000 from $2.4 million for the six months ended September 30, 1999. The increase was primarily due to Salon's ability to generate significantly higher sponsorship and advertising revenues based on an increase in the number of impressions sold and an increase in the number of sponsors advertising on Salon's Web sites. Sponsorship and advertising revenues accounted for approximately 87% and 62% of net revenues for the three months ended September 30, 2000 and 1999, respectively. For the six months ended September 30, 2000 and 1999, these percentages were 86% and 65% respectively. Barter transactions, included in sponsorship and advertising revenues, significantly decreased during the three months ended September 30, 2000 versus September 30, 1999, to $18,000, or 1% of total revenues, from $363,000, or 26% of total revenues, respectively. For the six months ended September 30, 2000 and 1999, these percentages were 2% and 20%, respectively. Salon anticipates that overall sales will increase in the future but cannot determine to what extent.

          One customer accounted for more than 10% of total revenues for the three months ended September 30, 2000 and one customer accounted for more than 10% of total revenue for the six months ended September 30, 2000. No customer accounted for more than 10% of revenues for the three or six months ended September 30, 1999.

          Salon has an agreement in principle to convert an advertising receivable from the generation of $168,000 in sales to an investment in Content Commerce LP.

Production, Content and Product:

          Production, content and product costs consist primarily of payroll and related costs for Salon's editorial, artistic, and production staffs, The Well and Salon Audio staffs, payments to freelance writers and artists, and telecommunications and computer related expenses for the support and delivery of Salon's Web sites and online communities. Production, content and product costs during the three months ended September 30, 2000 were $2.4 million or 110% of net revenues versus $2.1 million or 154% of net revenues for the three months ended September 30, 1999, a decline of 44 percentage points. Production, content and product costs during the six months ended September 30, 2000 were $5.1 million or 130% of net revenues versus $4.2 million or 177% of net revenues for the six months ended September 30, 1999, a decline of 47 percentage points. Of the 14% increase in production, content and product costs for the three months ended September 30, 2000 versus September 30, 1999, 6% is primarily attributable to increased costs relating to growth in Salon's editorial and art staff, and 8% to additional Salon Audio program costs. Salon anticipates costs staying relatively constant in the near future.

Sales and Marketing:

        Sales and marketing expenses consist of payroll and related expenses, including commissions, travel expenses and other costs associated with Salon's advertising and sponsorship sales force, as well as advertising, promotional and distribution costs. Sales and marketing expenses were $1.6 million, or 75% of revenues and $2.6 million or 191% of total revenues for the three months ended September 30, 2000 and 1999, respectively. Sales and marketing expenses were $4.1 million, or 103% of revenues and $4.5 million or 187% of total revenues for the six months ended September 30, 2000 and 1999, respectively. The $998,000 or 38% decrease in sales and marketing expenses over the quarter is primarily attributable to reduced marketing program expenses and adjustments to accruals which fell quicker than the growth of payroll and associated expenses of expanded sales staffs. Salon anticipates sales and marketing expenses to increase next quarter.

        Included in sales and marketing expenses are non-cash advertising expenses of $203,000 and none for the three months ended September 30, 2000 and 1999, respectively. Non-cash advertising expenses were $405,000 and none for the six months ended September 30, 2000 and 1999, respectively. These expenses are part of the investment in Salon by Rainbow Media Holdings, Inc. which closed on January 2000.

Research and Development:

        Research and development expenses consist of costs associated with the development and maintenance of technology, including Salon's publishing platform software and archival database, as well as technical support for Salon's Web sites and online communities. Research and development expenses increased 45% to $441,000 in the three months ended September 30, 2000 from $304,000 in the three months ended September 30, 1999. Research and development expenses increased 55% to $827,000 in the six months ended September 30, 2000 from $534,000 in the six months ended September 30, 1999. Research and development expenses as a percentage of total revenue decreased to 20% for the three months ended September 30, 2000 from 22% for the three months ended September 30, 1999. Research and development expenses as a percentage of total revenue decreased to 21% for the six months ended September 30, 2000 from 22% for the six months ended September 30, 1999. The increase in research and development expenses over the three- and six-month comparison periods is primarily attributable to salary and payroll related expenses for the technical support of Salon's web sites and online communities. Salon does not expect research and development costs to change substantially in the coming quarter.

General and Administrative:

        General and administrative expenses consist primarily of salaries, payroll taxes, benefits and related costs for the general corporate functions including executive management, finance, human resources, and legal and other professional fees. General and administrative expenses increased to $918,000 in the three months ended September 30, 2000 from $551,000 in the three months ended September 30, 1999. General and administrative expenses increased to $1.5 million in the six months ended September 30, 2000 from $1.1 million in the six months ended September 30, 1999. General and administrative expenses as a percentage of total revenue increased to 42% for the three months ended September 30, 2000 from 40% for the three months ended September 30, 1999, a two percentage point increase. General and administrative expenses as a percentage of total revenue decreased to 39% for the six months ended September 30, 2000 from 47% for the six months ended September 30, 1999, an eight percentage point decrease. Of the 67% increase in general and administrative costs for the three months ended September 30, 2000 versus September 30, 1999, 23% is primarily attributable to increased costs relating to growth in Salon's general and administrative personnel expense, 18% to bad debt expense, 17% to recruiting costs and 9% to all other costs. Salon anticipates general and administrative costs to decline in the coming quarter.

Amortization of Intangibles:

        Amortization of intangibles consists of the costs associated with the amortization of intangibles and goodwill associated with the acquisitions of The Well and MP3Lit. The acquisitions of The Well and MP3Lit are being accounted for using the purchase method of accounting and are being amortized on a straight-line basis over 60 months. Amortization expenses were $356,000, or 16% of net revenue, and $256,000, or 19% of net revenue, for the three months ended September 30, 2000 and 1999, respectively. Amortization expenses were $679,000, or 17% of net revenue, and $511,000, or 21% of net revenue, for the six months ended September 30, 2000 and 1999, respectively. The increase in this expense category is due to the MP3Lit acquisition in the first quarter of fiscal year 2001.

Stock-based Compensation:

        Stock-based compensation consists of expenses associated with the issuance of stock options and warrants. Stock-based compensation charges were $107,000, or 5% of net revenue for the three months ended September 30, 2000, compared to $602,000, or 44% of net revenue for the three months ended September 30, 1999. Stock-based compensation charges were $124,000, or 3% of net revenue for the six months ended September 30, 2000, compared to $1.2 million, or 52% of net revenue for the six months ended September 30, 1999. The decrease in stock-based compensation is primarily attributable to the drop in Salon's stock price during the current fiscal year and reflects a credit of $232,000 from the departure of a senior manager.

Other Income, Net:

        Other income, net consists primarily of interest earned on Salon's cash and cash equivalents, offset by interest expense on borrowings. Other income, net decreased to $185,000 in the three months ended September 30, 2000 from $393,000 for the three months ended September 30, 1999. Other income, net decreased to $392,000 in the six months ended September 30, 2000 from $447,000 for the six months ended September 30, 1999. The decrease in other income, net is primarily attributable to decrease in the amount of interest earned by Salon due to the relatively lower Salon cash balance in 2000.

Net Loss:

        As a result of the above factors, Salon recorded a net loss of $3.5 million, or $0.27 per share loss for the three months ended September 30, 2000 compared to a net loss of $4.7 million, or $0.41 per share loss for three months ended September 30, 1999. Salon recorded a net loss of $8.0 million, or $0.63 per share loss for the six months ended September 30, 2000 compared to a net loss of $9.3 million, or $1.41 per share loss for the six months ended September 30, 1999.

Liquidity and Capital Resources:

        Since its inception, Salon has primarily financed its operations through the private placement of its convertible preferred stock and its initial public offering of common stock. As of September 30, 2000, Salon had approximately $9.4 million in cash and cash equivalents which was obtained through Salon's initial public offering in June 1999 and the sale of additional stock in July 1999.

        Net cash used in operations was $7.4 million for the six months ended September 30, 2000, compared to $5.8 million for the six months ended September 30, 1999. The principal use of cash during the six months ended September 30, 2000 was to fund the $8.0 million net loss for the period, offset by non-cash charges of $1.6 million. Also impacting operating activities was a reduction in accounts receivable generating $822,000 in cash and a decrease in accounts payable and accrued liabilities reducing cash by $1.4 million.

        Net cash used in investing activities totaled $1.1 million for the six months ended September 30, 2000, compared to $10.4 million for the six months ended June 30, 1999. During the six months ended September 30, 2000, the net cash used for investing activities consisted primarily of the cash consideration of the MP3Lit acquisition and property and equipment purchases. Investment activities for the six months ended September 30, 1999 included $10.3 million for the purchase of investments and $158,000 for the purchase of property and equipment.

        Net cash from financing activities decreased from an inflow of $35.6 million for the six months ended September 30, 1999 to an outflow of $55,000 for the six months ended September 30, 2000. The cash used in financing activities during the six months ended September 30, 2000 was primarily for the repayment of leases and bank borrowings of $68,000 and $60,000, respectively, which was offset by cash generated from options exercises. The cash provided by financing activities during the six months ended September 30, 1999 was primarily from the net proceeds from the issuance of preferred stock and common stock warrants and the net proceeds from the issuance of common stock during the Company's initial public offering.

        Salon's capital requirements depend on numerous factors, including the success of Salon's strategies for generating revenues and the amount of resources it devotes to investments in its network, sales, marketing and brand promotion. Salon's expenditures have substantially increased since inception as its operations and staff have grown and Salon anticipates that its expenditures may increase for the foreseeable future but will decrease as a percentage of sales. In addition, Salon will continue to evaluate possible investments in businesses, products and technologies complementary to its existing business. Salon does not anticipate any significant capital expenditures in the near future except for capitalizing certain costs related to software development.

        Salon currently anticipates that its available cash resources will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next six to twelve months, depending on the rate of revenue growth. Salon may need to raise additional funds, however, in order to fund more rapid expansion, to continue operations, to develop new or enhance existing services, to respond to competitive pressures or to acquire complementary businesses, products or technologies. If Salon raises additional funds by selling equity securities, the percentage ownership of Salon's stockholders will be reduced and its stockholders may experience additional dilution. Salon cannot be sure that additional financing will be available on terms favorable to Salon, or at all. If adequate funds are not available on acceptable terms, Salon's ability to fund expansion, continue operations, react to competitive pressures, or take advantage of unanticipated opportunities would be substantially limited. If this occurred, Salon's business would be significantly adversely affected.

RISK FACTORS

Factors That May Affect Our Future Results and Market Price of Stock:

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

We lack significant revenues, we have a history of losses and we anticipate continued losses

     We have not achieved profitability and expect to incur operating losses for the foreseeable future. We incurred net losses attributable to common stockholders of $8.0 million in the six months ended September 30, 2000 and $33.4 million in the fiscal year ended March 31, 2000. As of September 30, 2000, our accumulated deficit was $54 million. We expect these operating losses to continue for the foreseeable future. We will need to generate significant revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial results would be severely harmed.

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

         In order to attract and retain a larger user base, we may increase expenditures on sales and marketing, content development, technology and infrastructure. Many of these expenditures are planned or committed in advance and in anticipation of future revenues. If our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues would likely harm our quarterly operating results.

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

We depend on banner advertising and sponsorship sales for substantially all of our revenues, and our inability to increase banner advertising and sponsorship revenues would harm our business

         Our revenues for the foreseeable future will depend substantially on sales of advertising and sponsorships. In the three months ended September 30, 2000, advertising and sponsorship sales accounted for 87% of our net revenues, and in the fiscal year ended March 31, 2000 they accounted for 72% of our net revenues. In order to increase our revenues, we will need to attract additional significant banner advertisers, advertising sponsors and electronic commerce sponsors on an ongoing basis. We may not be able to attract or retain a sufficient number of banner advertisers or advertising sponsors in the future, and if we cannot, our business would likely be severely harmed. If we do not sell a sufficient number of advertisements or sponsorships or do not engage a sufficient number of advertisers or sponsors during a particular period, our business could be severely harmed.

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

         . accurately measure the number and demographic characteristics of our users; and

         .  attract and retain sales personnel.

Our revenues depend on a limited number of advertisers and sponsors who are not subject to long-term agreements, and the loss of a number of these advertisers and sponsors could harm our operating results

         Historically, we have relied on a small number of banner advertisers and advertising sponsors for a significant percentage of our revenues. In the six months ended September 30, 2000 three customers accounted for approximately 23% of our revenue. The loss of any of our significant banner advertisers or advertising sponsors could harm our business. We anticipate that our financial results in any given period will continue to significantly depend on revenues from a small number of banner advertisers and advertising sponsors. In addition, particularly because few banner advertisers and advertising sponsors are contractually obligated to purchase any advertising in the future, we are unable to anticipate our mix of banner advertisers and advertising sponsors in future fiscal periods.

The length of our sales cycles is uncertain and variable and may lead to shortfalls in revenues and fluctuations in our operating results

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

We need to hire, integrate and/or retain qualified personnel because these individuals are important to our growth

      Our success significantly depends on key editorial and design personnel. In addition, because our users must perceive the content of our Web as having been created by credible and notable sources, our success also depends on the name recognition and reputation of our editorial staff, in particular David Talbot, Salon's founder and editor-in-chief.

      Our future success depends to a significant extent on the continued services of key personnel, particularly, David Talbot, Salon's editor-in-chief and Michael O'Donnell, Chief Executive Officer. We currently have no employment agreement with Mr. Talbot and we do not maintain "key person" life insurance for any of our personnel. The loss of the services of Mr. Talbot, Mr. O'Donnell, or other key employees would likely have a significantly adverse effect on our business.

      Competition for personnel in the Internet industry is intense. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of our rapid growth and expansion. Early in fiscal year 2001, our Vice President of Sales and Chief Financial Officer each resigned in order to join other companies. We may be unable to retain our current key employees or attract, integrate or retain other qualified employees in the future. Additionally, it is often more difficult to attract employees once a company's stock is publicly traded because the exercise price of equity awards such as stock options are based on the public market, which is highly volatile. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed.

The integration of new management personnel may interfere with our operations

  We have recently hired new management personnel, including a new Vice President of Sales and Chief Financial Officer. To integrate into Salon, these individuals must spend a significant amount of time learning our business model and management system in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted in and will continue to result in some disruption to our ongoing operations.

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

Our technology development efforts may not be successful in improving the functionality of our network which could result in reduced traffic on our network

     We have developed a proprietary online publishing system. If this system does not work as intended, or if we are unable to continue to develop this system to keep up with the rapid evolution of technology for content delivery on the Internet, our network of Web sites may not operate properly which could harm our business. Additionally, software product design, development and enhancement involves creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm our business. Moreover, complex software products like our online publishing system frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although we have tested and will continue to test our publishing system, errors or deficiencies may be found in the system.

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

     We use third-party software to manage and measure the delivery of banner advertising on our network of Web sites. This type of software is new and unproven and so may fail to perform as expected. If this software malfunctions or does not deliver the correct banner advertisements to our network, our advertising revenues could be reduced, and our business could be harmed.

     We use third-party software to measure traffic on our network of Web sites. This type of software is new and unproven and so may fail to perform as expected. If this software malfunctions or does not accurately measure our user traffic, we may not be able to justify our advertising rates, and our advertising revenues could be reduced.

Growth in our operations is placing a strain on our resources, and failure to manage growth effectively could harm our business

     We have experienced a period of significant growth. In the fiscal year ended March 31, 2000 the number of employees increased 112%. In the fiscal year ended March 31, 2000 our total revenues increased approximately 174% and our total operating expenses increased approximately 236% compared to the fiscal year ended March 31, 1999. In the six months ended September 30, 2000 our total revenues increased approximately 66% and our total operating expenses increased approximately 2% compared to the six months ended September 30, 1999.

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

     We acquired MP3Lit, a web site dedicated to offering spoken word and audio literature recordings in the MP3 format, in May 2000. We may not be able to successfully integrate MP3Lit or any businesses, products, technologies or personnel that we might acquire in the future, and if we cannot, our business could be harmed.

We will need more working capital to expand our network and achieve our business objectives, and securing financing may be difficult because of the condition of our business or the uncertain nature of the financial markets

     We believe that our current cash resources will meet our anticipated working capital and capital expenditure requirements for at least the coming six to twelve months. We may need to raise additional capital to do the following:

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

We may be liable for our links to third-party web sites

     We could be exposed to liability with respect to the selection of third-party Web sites that may be accessible through Salon.com. These claims might include, among others, that by linking to Web sites operated by third parties, we may be liable for copyright or trademark infringement or other unauthorized actions by these third-party Web sites. Other claims may be based on errors or false or misleading information provided on linked sites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on our links to sexually explicit Web sites and our provision of sexually explicit advertisements when this content is displayed. Our business could be seriously harmed due to the cost of investigating and defending these claims, even to the extent these claims do not result in liability. Implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our service to users.

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

Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

     Substantially all of our communications hardware and computer hardware operations for our Web sites are located at Frontier GlobalCenter's facilities in Sunnyvale, California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems and cause interruptions in our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our network of Web sites and could cause advertisers and sponsors to terminate any agreements with us. In addition, we could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems. We do not presently have a formal disaster recovery plan.

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

Hackers may attempt to penetrate our security system; online security breaches could harm our business

  Consumer and supplier confidence in our web sites depends on maintaining relevant security features. Security breaches also could damage our reputation and expose us to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated sectors of our systems and we expect that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our products and services, we may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such security breaches could materially adversely affect our company. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties with whom we have relationships.

Governmental regulation and legal uncertainties of the Internet may restrict our business or raise its costs

     There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues including content, copyrights, distribution, antitrust matters, user privacy, pricing, and the characteristics and quality of products and services. An increase in regulation or the application of existing laws to the Internet could significantly increase our costs of operations and harm our business. For example, the Communications Decency Act of 1996 sought to prohibit the transmission of certain types of information and content over the Web. Additionally, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Imposition of access fees could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, obscenity, libel and personal privacy are applicable to the Internet or the application of laws and regulations from jurisdictions whose laws do not currently apply to our business.

Privacy concerns could impair our business

  We have a policy against using personally identifiable information obtained from users of our site and services without the user's permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we use this information without permission or in violation of our policy, we may face potential liability for invasion of privacy for compiling and providing information to our corporate customers and electronic commerce merchants. We voluntarily register members in order to tailor content to them and assist advertisers in fulfilling advertising campaigns. However, privacy concerns may cause users to resist providing the personal data necessary to support this capability. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit use of registration at our site. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed.

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

Our stock could become less marketable

     The shares of our Common Stock are currently listed on the Nasdaq National Market. Due to the decline in the price of our Common Stock, our Common Stock could be suspended or delisted from the Nasdaq due to their minimum trading requirements, particularly if our stock price falls below $1.00 per share or certain financial requirements imposed by Nasdaq are not met. If the shares of our Common Stock were to be suspended or delisted from the Nasdaq system, it would be much more difficult to dispose of our Common Stock or obtain accurate quotations as to the price of our securities.

Provisions in Delaware law and our charter, stock option agreements and offer letters to executive officers may prevent or delay a change of control

     We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than

10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation's outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation's assets unless:

     . the board of directors approved the transaction where the stockholder acquired 15% or more of the corporation's assets;


     . after the transaction where the stockholder acquired 15% or more of the corporation's assets, the stockholder owned at least 85% of the corporation's outstanding voting stock, excluding shares owned by directors, officers and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

     . on or after this date, the merger or sale is approved by the board of directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

     A Delaware corporation may opt out of the Delaware anti-takeover laws if its certificate of incorporation or bylaws so provide. We have not opted out of the provisions of the anti-takeover laws. As such, these laws could prohibit or delay mergers or other takeover or change of control of Salon and may discourage attempts by other companies to acquire us.

     Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

     . our board is classified into three classes of directors as nearly equal in size as possible with staggered three year-terms; and

     . special meetings of the stockholders may be called only by the chairman of the board, the chief executive officer or the board.

These provisions may have the effect of delaying or preventing a change of control.

     Our certificate of incorporation and bylaws provide that we will indemnify officers and directors against losses that they may incur in investigations and legal proceedings resulting from their services to us, which may include services in connection with takeover defense measures. These provisions may have the effect of preventing changes in our management.

     In addition, offer letters with executive officers provide for the payment of severance and acceleration of options upon the termination of these executive officers following a change of control of Salon. These provisions in offer letters could have the effect of discouraging potential takeover attempts.

Salon's stock price may fluctuate significantly regardless of Salon's actual operating performance

     Salon common stock is listed for trading on the Nasdaq National Market. The trading price of Salon common stock may be highly volatile. Salon's stock price may be subject to wide fluctuations in response to a variety of factors, including:

     . actual or anticipated variations in quarterly operating results and announcements of technological innovations;

     .  new products or services offered by Salon or its competitors;

     .  changes in financial estimates by securities analysts;

     . conditions or trends in the Internet services industry and the online content segment in particular;

     . Salon's announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     .  additions or departures of key personnel;

     .  sales of common stock; and

     .  other events that may be beyond Salon's control.

     In addition, the Nasdaq National Market, where most publicly held Internet companies are traded, has recently experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially adversely affect the market price of Salon's common stock, regardless of Salon's actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

--------------------------------------------------------------------------------
PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  Legal Proceedings.

     Salon has been named as a party in Kathleen Willey Schwicker vs. William Jefferson Clinton, et. al., filed with the U.S. District Court for the District of Columbia. This matter is at an early stage and Salon's position is currently being studied. Salon believes it has meritorious defenses and plans to vigorously defend ourselves in this matter, and while the results of such claim cannot be predicted with certainty, Salon believes that the resolution of this matter will not have a material adverse effect on our statement of operation or on our cash flow.

Item 2.  Changes in Securities and Use of Proceeds.

     Not Applicable

Item 3.  Default upon senior securities.

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable

Item 5.  Other Information.

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     10.6.1 Employment Agreement between Robert O'Callahan and the Company dated June 26, 2000

     10.18 Amendment No. 2 To Anchor Tenant Agreement between America Online, Inc. and the Company.

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

                         SALON.COM

Dated: 11/13/00          /s/ Michael O'Donnell
                         --------------------------------------------
                         Michael O'Donnell, Chief Executive Officer
                         and President


Dated: 11/13/00         /s/ Robert O'Callahan
                        ---------------------------------------------
                        Robert O'Callahan, Chief Financial Officer