Form 10-Q
period 2000-12-31
SALON COM
filed 2001-02-13
CIK 1084332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               _________________

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                                       or

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

                               ________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 9, 2001 was 13,999,614 shares.

================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON.COM
INDEX
--------------------------------------------------------------------------------

                                                                                                              Page
PART I     FINANCIAL INFORMATION                                                                             Number
ITEM 1:    Financial Statements

           Condensed Consolidated Balance Sheets as of December 31, 2000 (unaudited) and
           March 31, 2000...................................................................................    3

           Condensed Consolidated Statements of Operations for the three months and nine months ended
           December 31, 2000 and 1999 (unaudited) ..........................................................    4

           Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2000
           and 1999 (unaudited) ............................................................................    5

           Notes to Condensed Consolidated Financial Statements.............................................    6

ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations............    9

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk.......................................   26

PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings................................................................................   26

ITEM 2.    Changes in Securities and Use of Proceeds........................................................   26

ITEM 3.    Defaults upon Senior Securities..................................................................   26

ITEM 4.    Submission of Matters to a Vote of Security Holders..............................................   27

ITEM 5.    Other Information................................................................................   27

ITEM 6:    Exhibits and Reports on Form 8-K.................................................................   27

           Signatures.......................................................................................   27

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   SALON.COM
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (in thousands, except share and per share amounts, unaudited)


                                                                      December 31,           March 31,
                                                                          2000                 2000
                                                                  ---------------------   ----------------
Assets
    Current assets:
       Cash and cash equivalents                                  $               5,750   $         17,982
       Accounts receivable, net                                                   1,329              2,425
       Inventories                                                                    -                 16
       Prepaid expenses and other current assets                                    583                391
                                                                  ---------------------   ----------------
       Total current assets                                                       7,662             20,814
    Property and equipment, net                                                   2,771              2,312
    Other assets                                                                    678                186
    Intangible assets, net                                                        3,458              4,088
                                                                  ---------------------   ----------------
       Total assets                                               $              14,569   $         27,400
                                                                  =====================   ================
Liabilities and stockholders' equity
Current liabilities:
       Accounts payable and accrued liabilities                   $               2,899   $          4,303
       Deferred revenue                                                             209                210
       Short-term borrowings                                                          -                 90
                                                                  ---------------------   ----------------
       Total current liabilities                                                  3,108              4,603
    Long-term liabilities                                                           509                473
                                                                  ---------------------   ----------------
       Total liabilities                                                          3,617              5,076
Stockholders' equity:
    Common stock, $0.001 par value, 50,000,000 shares
       authorized, 13,939,449 and 12,546,569 shares
       issued and outstanding at December 31, 2000
       (unaudited) and March 31, 2000                                                14                 13
    Additional paid-in-capital                                                   78,350             78,448
    Advertising receivable from stockholder                                      (7,277)            (7,884)
    Unearned compensation                                                          (351)            (2,098)
    Accumulated deficit                                                         (59,784)           (46,155)
                                                                  ---------------------   ----------------
       Total stockholders' equity                                                10,952             22,324
                                                                  ---------------------   ----------------
       Total liabilities and stockholders' equity                 $              14,569   $         27,400
                                                                  =====================   ================

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   SALON.COM
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                       Three Months Ended           Nine Months Ended
                                                                          December 31,                December 31,
                                                                   --------------------------    -----------------------
                                                                          2000           1999          2000         1999
                                                                   -----------   ------------    ----------   ----------
Net revenues                                                       $     2,270   $      3,016    $    6,226   $    5,399
                                                                   -----------   ------------    ----------   ----------

Operating expenses:
   Production, content and product (including stock-based
       compensation of $43, $295, $75 and $906 respectively)             2,500          2,651         7,658        7,483
   Sales and marketing (including stock-based
       compensation of $(31), $253, $50 and $744 respectively)           1,956          5,894         6,110       10,852
   Research and development (including stock-based
       compensation of $4, $29, $7 and $144 respectively)                  501            456         1,331        1,105
   General and administrative (including stock-based
       compensation of $(3), $29, $5 and $44 respectively)                 955            560         2,506        1,702
   Amortization of intangibles                                             265            256           944          767
   Write-down of long-lived assets                                       1,717        -               1,717            -
                                                                   -----------   ------------    ----------   ----------
       Total operating expenses                                          7,894          9,817        20,266       21,909

Loss from operations                                                    (5,624)        (6,801)      (14,040)     (16,510)
Other income, net                                                           25            355           417          802
                                                                   -----------   ------------    ----------   ----------
       Net loss before taxes                                            (5,599)        (6,446)      (13,623)     (15,708)
Taxes                                                                       (6)             -            (6)           -
                                                                   -----------   ------------    ----------   ----------
       Net loss after taxes                                             (5,605)        (6,446)      (13,629)     (15,708)
Preferred deemed dividend                                                    -              -             -       11,515
                                                                   -----------   ------------    ----------   ----------
Net loss attributable to common stockholders                       $    (5,605)  $     (6,446)   $  (13,629)  $  (27,223)
                                                                   ===========   ============    ==========   ==========

Basic and diluted net loss per share attributable to               $     (0.43)  $      (0.57)   $    (1.06)  $    (3.30)
   common stockholders

Weighted average shares used in computing basic                         13,051         11,371        12,907        8,254
   and diluted net loss per share attributable
   to common stockholders


  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   SALON.COM
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)


                                                                                                Nine Months Ended
                                                                                                    December 31,
                                                                                           ----------------------------------
                                                                                              2000                1999
                                                                                           -------------      ---------------
Cash flows from operating activities:
Net loss after taxes                                                                       $     (13,629)     $       (15,708)
Adjustments to reconcile net loss to net cash used in operating activities:
          Write-down of long-lived assets                                                          1,717                    -
          Stock-based compensation                                                                   137                1,838
          Depreciation and amortization                                                            1,585                1,071
          Amortization of discount on short-term borrowings                                            -                   20
          Amortization of advertising receivable from stockholder                                    607                    -
          Changes in working capital:
              Accounts receivable                                                                  1,096               (1,953)
              Inventories                                                                             16                   10
              Prepaid expenses and other assets                                                     (709)                (350)
              Accounts payable and accrued liabilities                                            (1,635)               4,432
              Deferred revenue                                                                        (1)                (506)
                                                                                           -------------      ---------------
                  Net cash used in operating activities                                          (10,816)             (11,146)
                                                                                           -------------      ---------------
Cash flows from investing activities:
       Purchase of property and equipment                                                           (874)              (1,277)
       Net purchase of investments                                                                     -              (10,240)
       Acquisition of MP3Lit                                                                        (400)                   -
                                                                                           -------------      ---------------
                  Net cash used in investing activities                                           (1,274)             (11,517)
                                                                                           -------------      ---------------
Cash flows from financing activities:
       Proceeds from issuance of preferred stock and common stock warrants, net                        -               10,936
       Proceeds from issuance of common stock, net                                                     -               24,908
       Proceeds from exercise of stock options                                                        73                   90
       Principal payments under capital leases                                                      (125)                   -
       Repayments of short-term borrowings                                                           (90)                (386)
                                                                                           -------------      ---------------
                  Net cash (used in) provided by financing activities                               (142)              35,548
                                                                                           -------------      ---------------
Net (decrease) increase in cash and cash equivalents                                             (12,232)              12,885
Cash and cash equivalents - beginning of period                                                   17,982                  754
                                                                                           -------------      ---------------
Cash and cash equivalents - end of period                                                  $       5,750      $        13,639
                                                                                           =============      ===============

Non-cash investing and financing activities:
       Conversion of preferred stock to common stock                                       $           -       $       25,301
       Preferred deemed dividend                                                                       -               11,515
       Unearned compensation in connection with the issuance of stock options                      1,454                3,795
       Issuance of stock and warrants in connection with acquisition                               1,469                    -
       Issuance of warrants in connection with agreements                                             47                  244
       Value assigned to reciprocal advertising agreements                                            63                  462
       Property and equipment purchased under capital lease                                          221                    -



  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   SALON.COM
             NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                  STATEMENTS


1.     The Company

         Salon.com (Salon) is an internet media company that produces a network of nine primary subject-specific, demographically targeted web sites, an audio streaming web site and a variety of online communities designed to attract internet advertisers and electronic commerce partners. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. The Company operates in one business segment.

2.     Basis of Presentation

         The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's consolidated financial position, results of operations and consolidated cash flows as of December 31, 2000 and for the three months and nine months ended December 31, 2000 and 1999 and are derived from the audited financial statements which are included in Salon's report on Form 10-K. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with Salon's audited financial statements, filed with the Securities and Exchange Commission on Form 10-K, as amended, as of March 31, 2000. Within the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three months and nine months ended December 31, 2000 are not necessarily indicative of the expected results for any other interim period or the fiscal year ending March 31, 2001.

         These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses since inception and has an accumulated deficit at December 31, 2000 of $59,784,000. The operating loss in the nine months ended December 31, 2000 includes the write-down of certain long-lived assets acquired in connection with the purchase of MP3Lit.com (MP3Lit). Management's plans to decrease operating losses are to increase revenues while controlling costs. If Salon in unable to generate sufficient cash flows from operations, Salon may seek additional sources of capital. There can be no assurance that Salon will be able to obtain such financing, if necessary, on terms which are favorable or at all.

3.     Acquisition of MP3Lit

         On May 5, 2000, Salon acquired MP3Lit, a web site dedicated to offering spoken word and audio literature recordings in the MP3 format.

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

                                   SALON.COM
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                  STATEMENTS

upon the meeting of certain business benchmarks over a three-year period. If the business benchmarks are met, the shares will be released to certain former stockholders of MP3Lit. When the contingencies are resolved, the shares will be recorded at their fair value on the respective dates, as either an additional cost of the acquisition or as compensation expense of the appropriate period.

          Salon's acquisition of MP3Lit has been accounted for under the purchase method of accounting which requires the results of MP3Lit to be included in the consolidated financial statements since the date of acquisition and also requires the purchase price to be allocated to the acquired assets and liabilities of MP3Lit on the basis of their estimated fair values as of the date of acquisition. The assets acquired consist primarily of identifiable intangible assets and goodwill. Identifiable intangible assets acquired include the purchase of audio streaming technology which serves as the platform for Salon Audio, digital downloadable spoken word recordings, an acquired workforce and non-compete agreements. The acquired intangible assets are being amortized over a five-year period.

          The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired resulted in $1,873,000 of goodwill. Effective October 1, 2000 Salon determined that no significant income could be generated in the near future from the sale of digital downloadable spoken word recordings which was Salon's intent in acquiring of MP3Lit in May 2000. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $1,717,000 in the quarter ended December 31, 2000, net of $156,000 amortization previously recorded.

         The following unaudited pro forma consolidated financial information presents the consolidated results of Salon as if the MP3Lit acquisition had occurred on April 1, 2000 or April 1, 1999 and includes adjustments for amortization of goodwill and other intangible assets and includes the write-off of goodwill discussed above. There was no activity for MP3Lit for the period April 1, 1999 to August 31, 1999 as the date of inception of MP3Lit was not until September 1, 1999. This pro forma financial information is not intended to be indicative of the results of operations that would have been achieved if the acquisition had been consummated at these dates or of Salon's actual or future results.

                                                                (in thousands, except per share data)
                                                          Three Months Ended           Nine Months Ended
                                                             December 31,                 December 31,
                                                      ---------------------------   --------------------------
                                                             2000           1999           2000         1999
                                                      -----------   -------------   ------------    ----------
Net revenues                                          $    2,270    $      3,016    $   6,226       $   5,399
Net loss attributable to common stockholders              (5,605)         (6,613)     (13,663)        (27,424)
Basic and diluted net loss per share attributable

      to common stockholders                               (0.43)          (0.56)       (1.05)          (3.26)

                                   SALON.COM
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                  STATEMENTS


4.     Net Loss Per Share

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalents outstanding during the period.

         Diluted net loss per share attributable to common stockholders for the three months and nine months ended December 31, 2000 and 1999 does not include the effect of common stock equivalent shares, comprised of stock options, common stock warrants and contingently issuable shares of 4,761,401 and 2,767,879 respectively, as the effect of their inclusion is anti-dilutive during each period.

5.     Concentrations

         Two customers accounted for 13% and 10% of total revenues for the three months ended December 31, 2000 and no customer accounted for more than 10% of total revenue for the nine months ended December 31, 2000. No customer accounted for more than 10% of revenues for the three months or nine months ended December 31, 1999. Salon did not record any barter revenues for the three months ended December 31, 2000 and recorded $462,000 of barter revenue or 15% of total revenues for the three months ended December 31, 1999. Barter revenues accounted for $63,000 or 1% of total revenues for the nine months ended December 31, 2000 and $940,000 or 17% of revenues for the nine months ended December 31, 1999. One customer accounted for 10% of the total accounts receivable balance at December 31, 2000 and no customer accounted for 10% or more of total accounts receivable at March 31, 2000.

         Salon relies on a number of third-party suppliers for various services, including web hosting, banner advertising, delivery software, internet traffic measurement software and electronic commerce fulfillment services. While Salon believes it could obtain these services from other qualified suppliers on similar terms and conditions, a short-term disruption in the provision of these services by the current suppliers could have a materially adverse effect on the business.

6.     Short-Term Borrowings

         On April 1, 2000 the Company had a revolving loan agreement with a bank providing a maximum borrowing amount of $2,000,000 and was used to secure $866,000 of letters of credit. The loan agreement expired on December 31, 2000 and was not renewed by the bank. Subsequent to December 31, 2000 Salon pledged as collateral $866,000 in certificates of deposit to secure the $866,000 of letters of credit.

7.     Capitalized Software Costs

         Salon has been incurring and capitalizing costs to enhance its proprietary software originally developed to manage its web sites and plans on marketing the software. As of December 31, 2000 Salon has capitalized $520,000 of such costs.

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

Overview

          Salon.com (Salon) is a leading Internet media company that produces a network of nine primary subject-specific, demographically-targeted Web sites, and hosts two online communities -- Table Talk, a free interactive forum and The Well, a paid subscription service. In May 2000, Salon acquired MP3Lit.com (MP3Lit), a pioneering web site offering quality spoken word and audio literature recordings in MP3 and Real Audio formats. MP3Lit was incorporated into Salon's web site as Salon Audio. Salon believes that its network of Web sites combines the thoughtfulness of print, the timeliness of television and the interactivity of talk radio.

          The main entry and navigation point to Salon's nine content sites is Salon's home page at www.salon.com. The sites provide news, features, interviews and regular columnists on specific topics, from politics and arts and entertainment to parenting and health, while Salon's online communities allow users to interact and discuss Salon content and other topics via electronic messaging. Because of Salon's reputation for community building, Salon also has agreed with third parties to host communities within its network. Salon's users can access Table Talk or The Well through www.salon.com or through Salon's nine content web sites.

          Salon believes that its original, award-winning content and highly regarded interactive communities allow Salon to attract and retain users who are younger, more affluent, better educated and more likely to make online purchases than typical internet users. Salon believes its user profile makes its network of web sites and online communities a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online.

Results of Operations For The Three And Nine Months Ended December 31, 2000 Compared To The Three And Nine Months Ended December 31, 1999

Net Revenues:

          Net revenues decreased 25% to $2.3 million for the three months ended December 31, 2000 from $3.0 million for the three months ended December 31, 1999 and increased 15% to $6.2 million for the nine months ended December 31, 2000 from $5.4 million for the nine months ended December 31, 1999. The decrease was attributable to an overall decrease in web-based advertising during the 2000 Christmas season compared to the 1999 Christmas season and an overall decline in advertising by internet-based businesses this year compared to last year. Sponsorship and banner advertising revenues accounted for approximately 71% and 94% of net revenues for the three months ended December 31, 2000 and 1999, respectively. For the nine months ended December 31, 2000 and 1999, these percentages were 82% and 90%, respectively. Barter transactions, included in sponsorship and advertising revenues, were $0 during the three months ended December 31, 2000 compared to $0.5 million for the three months ended December 31, 1999 or 15% of total sales.

          Two customers accounted for 13% and 10% of total revenues for the three months ended December 31, 2000 and no customer accounted for more than 10% of total revenue for the nine months ended December 31, 2000. No customer accounted for more than 10% of revenues for the three or nine months ended December 31, 1999.

Production, Content and Product:

          Production, content and product costs consist primarily of payroll and related costs for Salon's editorial, artistic, and production staffs, online communities staff, Salon Audio staffs, payments to freelance writers and artists, and telecommunications and computer related expenses for the support and delivery of Salon's Web sites and online communities. Production, content and product costs during the three months ended December 31, 2000 were $2.5 million or 110% of net revenues versus $2.7 million or 88% of net revenues for the three months ended December 31, 1999, a decline of 6%. The 6% decrease in production, content and product costs for the three months ended December 31, 2000 versus December 31, 1999, is primarily attributable to a $0.3 million decrease in stock-based compensation between periods. In December 2000, Salon eliminated nine staff positions to reduce expenses.

          Production, content and product costs during the nine months ended December 31, 2000 were $7.7 million or 123% of net revenues versus $7.5 million or 139% of net revenues for the nine months ended December 31, 1999, an increase of 2%.

Sales and Marketing:

          Sales and marketing expenses consist of payroll and related expenses, including commissions, travel expenses and other costs associated with Salon's advertising and sponsorship sales force, as well as advertising, promotional and distribution costs. Sales and marketing expenses were $2.0 million, or 86% of revenues and $5.9 million or 195% of total revenues for the three months ended December 31, 2000 and 1999, respectively. The decrease between quarters is due to incurring only $0.4 million of advertising expense this year versus $3.9 million last year as Salon has determined that these types of expenditures are no longer warranted as Salon now has a strong user base. In December 2000, Salon eliminated six sales and marketing positions to reduce expenses.

          Sales and marketing expenses were $6.1 million, or 98% of revenues and $10.9 million or 201% of total revenues for the nine months ended December 31, 2000 and 1999, respectively. The decrease between periods is due to incurring only $1.1 million of advertising expense this year versus $5.6 million last year as Salon has reduced expenses.

          Included in sales and marketing expenses are non-cash advertising expenses related to an investment in Salon by Rainbow Media Holdings, Inc. of $8.1 million which is being amortized over a ten year period. Amortized amounts for the three months ended December 31, 2000 and 1999 were $0.2 million and none, respectively. Amortized amounts for the nine month periods ended December 31, 2000 and 1999 were $0.6 million and none, respectively.

Research and Development:

         Research and development expenses consist of costs associated with the development and maintenance of technology, including Salon's publishing platform software and archival database, as well as technical support for Salon's web sites and online communities. Research and development expenses stayed constant at $0.5 million for the three month periods ended December 31, 2000 and 1999. For nine months ended December 31, 2000 research and development costs were $1.3 million or 21% of sales, comparable to $1.1 million or 20% of sales for the nine months ended December 31, 1999. In December 2000, Salon eliminated four research and development positions to reduce expenses.

         Salon has been incurring and capitalizing costs to enhance its proprietary software originally developed to manage its web sites and plans on marketing the software. As of December 31, 2000 Salon has capitalized $0.5 million of such costs.

General and Administrative:

         General and administrative expenses consist primarily of payroll costs, audit and legal fees, and other costs associated with managing a publicly traded company. General and administrative expenses were $1.0 million or 42% of sales in the three months ended December 31, 2000 compared to $0.6 million or 19% of sales in the three months ended December 31, 1999. Expenses for the three months ended December 31, 2000 include $0.1 million related to seeking venture capital and customers for Salon's proprietary software utilized in managing web sites.

         General and administrative expenses were $2.5 million or 40% of sales in the nine months ended December 31, 2000 from $1.7 million or 32% of sales in the nine months ended December 31, 1999.

Amortization of Intangibles:

         Amortization of intangibles consists of the costs associated with the amortization of intangibles and goodwill which are being amortized on a straight-line basis over 60 months. Amortization expense was $0.3 million or 12% of sales for the three months ended December 31, 2000 and $0.3 million or 9% of sales for the three months ended December 31, 1999. No goodwill was amortized for the three months ended December 31, 2000 related to Salon's acquisition of MP3Lit as this asset was written off as an impaired asset during the period.

         Amortization for the nine months ended December 31, 2000 was $0.9 million or 15% of sales compared to $0.8 million or 14% of sales for the nine months ended December 31, 1999. Period ended December 31, 2000 results include $0.2 million of goodwill amortization related to Salon's acquisition of MP3Lit in May 2000.

Write-down of Long-Lived Assets:

         Effective October 1, 2000 Salon determined that no significant income could be generated in the near future from the sale of digital downloadable spoken word recordings which was Salon's intent in acquiring of MP3Lit in May 2000. Accordingly, Salon wrote off the unamortized balance of goodwill associated with the acquisition and recorded an impairment charge of $1.7 million for the three months ended December 31, 2000.

Other Income, Net:

          Other income, net consists primarily of interest earned on Salon's cash and cash equivalents, offset by interest expense on borrowings and long term leases. Other income, net decreased to $0.0 million in the three months ended December 31, 2000 from $0.4 million for the three months ended December 31, 1999. Other income, net decreased to $0.4 million in the nine months ended December 31, 2000 from $0.8 million for the nine months ended December 31, 1999. The decrease in other income, net is primarily attributable to a decrease in cash between periods as Salon has been utilizing its cash to fund operations.

Net Loss after Taxes:

          As a result of the above factors, Salon recorded a net loss after taxes of $5.6 million, or $0.43 per share loss for the three months ended December 31, 2000 compared to a net loss after taxes of $6.4 million, or $0.57 per share loss for three months ended December 31, 1999. Salon recorded a net loss after taxes of $13.6 million, or $1.06 per share loss for the nine months ended December 31, 2000 compared to a net loss after taxes of $15.8 million, or $1.90 per share loss for the nine months ended December 31, 1999. In December 2000, Salon eliminated twenty positions and an additional four positions subsequent to December 31, 2000 to reduce payroll costs.

Liquidity and Capital Resources:

          Since its inception Salon has primarily financed its operations through private placement of convertible preferred stock and its initial public offering of common stock. As of December 31, 2000, Salon had approximately $5.8 million in cash and cash equivalents which was obtained through Salon's initial public offering in June 1999 and the sale of additional common stock in July 1999.

          Net cash used in operations was $10.8 million for the nine months ended December 31, 2000, compared to $11.1 million for the nine months ended December 31, 1999. The principal use of cash during the nine months ended December 31, 2000 was to fund the $13.6 million net loss after taxes for the period, offset mostly by non-cash charges of $4.0 million.

          Net cash used in investing activities totaled $1.3 million for the nine months ended December 31, 2000, compared to $11.5 million for the nine months ended December 31, 1999. During the nine months ended December 31, 2000, net cash used for investing activities consisted primarily of the cash consideration for the MP3Lit acquisition and $0.5 million to fund software development. Investment activities for the nine months ended December 31, 1999 included $10.2 million for the purchase of investments and $1.3 million for the purchase of property and equipment.

          Net cash from financing activities decreased from an inflow of $35.5 million for the nine months ended December 31, 1999 to an outflow of $142,000 for the nine months ended December 31, 2000. The cash used in financing activities during the nine months ended December 31, 2000 was primarily for the repayment of leases and bank borrowings of $125,000 and $90,000, respectively, which was offset by cash generated from options exercises. The cash provided by financing activities during the nine months ended December 31, 1999 was primarily from the net proceeds from the issuance of preferred stock and common stock warrants and the net proceeds from the issuance of common stock during the Company's initial public offering.

         On April 1, 2000 Salon had a revolving loan agreement with a bank to provide a maximum borrowing of $2.0 million which was used to secure $0.9 million of letters of credit. The loan agreement expired effective December 31, 2000 and was not renewed by the bank. Subsequent to December 31, 2000 Salon pledged as collateral $0.9 million in certificates of deposit to secure the $0.9 million of letters of credit. Salon is attempting to secure replacement financing similar in terms to the expired facility.

         Salon currently anticipates that its available cash resources will be sufficient to meet its anticipated needs for working capital and capital expenditures for approximately the next three to six months, depending on the revenues generated during the period and the continuing reduction of operating expenses. Salon will most likely need to raise additional funds, however, to fund operations, to fund its software development efforts, and to develop new or enhance existing services. If Salon raises additional funds by selling equity securities, or securities which convert into equity securities, the percentage ownership of Salon's stockholders will be reduced and its stockholders will most likely experience additional dilution. Salon cannot be sure that additional financing will be available on terms favorable to Salon, or at all. If adequate funds are not available on acceptable terms, if at all, Salon's ability to continue operations, react to competitive pressures, or take advantage of unanticipated opportunities will be substantially limited. In addition, Salon's business could be significantly adversely affected.


RISK FACTORS

Factors That May Affect Our Future Results and Market Price of Stock:

We lack significant revenues, and have a history of losses

         We have not achieved profitability and expect to incur operating losses for the remainder of the fiscal year. If and when we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, financial results will most likely be severely harmed.


Additional financing may not be available

         Salon will most likely need to raise additional funds within the next three to six months to fund operations, to maintain its network of web sites and on-line communities, to fund its software development efforts, and to develop new or enhance existing services. If Salon raises additional funds by selling equity securities, or securities which convert into equity securities, the percentage ownership of Salon's stockholders will be reduced and its stockholders will most likely experience additional dilution. Salon cannot be sure that additional financing will be available on terms favorable to Salon, or at all. If adequate funds are not available on acceptable terms, if at all, Salon's ability to continue operations, react to competitive pressures, or take advantage of unanticipated opportunities will be substantially limited. In addition, Salon's business could be significantly adversely affected. In the event that Salon is unable to increase revenue levels or financing is unavailable, management will have to reduce its workforce, reduce discretionary costs, and reduce the size of its web site and corresponding web site offerings to match revenue levels.

Because we have a limited operating history, it is difficult to evaluate our business and prospects

         We originally incorporated in July 1995 and launched our initial web sites in November 1995. Because we have a limited operating history, one must consider the risks and difficulties frequently encountered by early-stage companies like us in new and rapidly evolving markets, including the market for advertising and commerce on the internet. Future growth and success will depend substantially upon our ability to attract and retain a large number of users to our Web sites and online communities, to increase advertising and sponsorship sales based on that audience and to meet the challenges described in the risk factors set forth below.

Our quarterly operating results are volatile and may adversely affect our stock price

         Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could severely harm our business. These factors include:

         . our ability to attract and retain advertisers, sponsors and electronic commerce sponsors;

         .  our ability to attract and retain a large number of users;

         . the introduction of new Web sites, services or products by us or by our competitors;

         . the timing and uncertainty of our advertising and sponsorship sales cycles;

         . the mix of advertisements and sponsorships sold by us or our competitors;

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

         In order to attract and maintain our user base, we may incur expenditures on sales and marketing, content development, technology and infrastructure. These types of expenditures are planned or committed in advance and in anticipation of future revenues. If our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues would likely harm our quarterly operating results.

         Due to the factors noted above and the other risks discussed in this section, one should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline.

We depend on advertising and sponsorship sales for substantially all of our revenues, and our inability to increase advertising and sponsorship revenues will harm our business

         Revenues for the foreseeable future depend substantially on sales of advertising and sponsorships. In order to increase revenues, Salon needs to attract additional significant advertisers, sponsors and electronic commerce sponsors on an ongoing basis. We may not be able to attract or retain a sufficient number of advertisers or sponsors in the future, and if we cannot, our business would likely be severely harmed. If we do not sell a sufficient number of advertisements or sponsorships or do not engage a sufficient number of advertisers or sponsors during a particular period, our business could be severely harmed.

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

         . accurately measure the number and demographic characteristics of our users; and

         .  retain sales personnel.

Our revenues depend on a limited number of advertisers and sponsors who are not subject to long-term agreements, and the loss of a number of these advertisers and sponsors will harm our operating results

         Historically, we have relied on a small number of advertisers and advertising sponsors for a significant percentage of our revenues. The loss of any of our significant advertisers or advertising sponsors could harm our business. We anticipate that our financial results in any given period will continue to significantly depend on revenues from a small number of advertisers and sponsors.

The length of our sales cycles is uncertain and variable and may lead to shortfalls in revenues and fluctuations in our operating results

         Our dependence on advertising and sponsorships subjects us to the risk of revenue shortfalls because the sales cycles for advertising and sponsorships vary significantly, and during these cycles we may expend substantial funds and management resources while not obtaining advertising or sponsorship revenues. If sales are delayed or do not occur, our financial results for a particular period may be harmed. The time between the date of initial contact with a potential customer may range from as little as one week to up to nine months. Sales of advertising and sponsorships are subject to factors over which we have little or no control, including:

         .  advertisers' and sponsors' budgets;

         .  internal acceptance reviews by advertisers and their agencies;

         .  the timing of completion of advertisements and sponsorships; and

         . the possibility of cancellation or delay of projects by advertisers or sponsors.

We must determine whether to establish or maintain distribution relationships to attract more users to our network

         In past periods we have depended on distribution relationships with high-traffic Web sites to increase our user base. There has been intense competition for relationships with these sites, and we may not be able to, or want to, enter into such relationships on favorable terms or at all. Even if we enter into distribution relationships with these Web sites, their sites may not attract significant numbers of users, and our Web sites may not attract additional users from these relationships. Moreover, we have paid, and may in the future pay, significant fees to establish these relationships.

We must continually develop compelling content to attract Internet users

         Our success depends upon our ability to attract and retain a large number of users by delivering original and compelling Internet content and services. If we are unable to develop content and services that allow us to attract, retain and expand a loyal user base possessing high-value demographic characteristics, we will be unable to generate advertising revenues or enter into sponsorships, and our revenues and operating results will be severely harmed. The content and services we provide on our Web sites may not appeal to a sufficient number of Internet users to generate advertising revenues or attract sponsorships. Our ability to develop compelling content depends on several factors, including:

         . the quality and number of writers and artists who create content for Salon;

         .  the quality of our editorial staff; and

         .  the technical expertise of our production staff.

         Consumer tastes and preferences change rapidly and we may not be able to anticipate, monitor, and successfully respond to these changes to attract and retain a sufficient number of users for our network of Web sites. Internet users can freely navigate and instantly switch among a large number of Web sites, many of which offer content and services that compete with Salon. In addition, many Web sites offer very specific, highly-targeted content that could have greater appeal than our network to particular subsets of our target user base.

The controversial content of our Web sites may limit our revenues from advertising, advertising sponsorships or electronic commerce sponsorships

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

Our promotion of the Salon brand must be successful in order to attract and retain users as well as advertisers, sponsors and strategic partners

         The success of the Salon brand depends largely on our ability to provide high quality content and services. If Internet users do not perceive our existing content and services to be of high quality, or if we introduce new content and services or enter into new business ventures that are not favorably perceived by users, we may not be successful in promoting and maintaining our brand. Any change in the focus of our operations creates a risk of diluting our brand, confusing consumers and decreasing the value of our user base to advertisers. If we are unable to maintain or increase the Salon brand, our business could be severely harmed.

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

         Do to sustaining operating losses, we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. We may be unable to retain our current key employees or attract, integrate or retain other qualified employees in the future. Additionally, it is often more difficult to attract employees once a company's stock is publicly traded because the exercise price of equity awards such as stock options are based on the public market, which is highly volatile. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed.

The integration of new management personnel may interfere with our operations

         During the fiscal year, we have hired new management personnel, including a new Controller and Chief Financial Officer. To integrate into Salon, these individuals must spend a significant amount of time learning our business model and management system in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted in and will continue to result in some disruption to our ongoing operations.

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

We rely on third parties for several critical functions relating to delivery of advertising and our Web site performance, and the failure of these third parties to supply these services in an efficient manner could limit our growth and impair our business

         We rely on a number of third party suppliers for various services, including Web hosting, advertising delivery software, Internet traffic measurement software and electronic commerce fulfillment services. While we believe that we could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by our current suppliers could severely harm our business.

         We use third-party software to manage and measure the delivery of advertising on our network of Web sites. This type of software may fail to perform as expected. If this software malfunctions or does not deliver the correct advertisements to our network, our advertising revenues could be reduced, and our business could be harmed.

         We use third-party software to measure traffic on our network of Web sites. This type of software does not always perform as expected. If this software malfunctions or does not accurately measure our user traffic, we may not be able to justify our advertising rates, and our advertising revenues could be reduced.

Acceptance and effectiveness of Internet advertising is evolving and, to the extent it does not grow, our market may not develop adequately and our business could be harmed

         Our success is highly dependent on an increase in the use of the Internet for advertising and electronic commerce. If the markets for Internet advertising or electronic commerce do not continue to develop, our business may be severely harmed.

         Currently, demand and market acceptance for Internet advertising is uncertain and may not increase as necessary for our business to grow or succeed. Many advertisers have little or no experience using the Internet for advertising purposes. The adoption of Internet advertising, particularly by companies that have historically relied on traditional media, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Potential advertisers may believe Internet advertising to be undesirable or less effective for promoting their products and services relative to traditional advertising media. If the Internet advertising market fails to develop or develops more slowly than we expect, our business could be harmed. Within the industry, our advertising audience may be low and inhibit our ability to sell advertising.

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

If the Internet infrastructure continues to be unreliable, access to our network may be impaired and our business may be harmed

         Our success depends in part on the development and maintenance of the Internet infrastructure. If this infrastructure fails to develop, or be adequately maintained, our business would be harmed because users may not be able to access our network of Web sites. Among other things, development and maintenance of a reliable infrastructure will require a reliable network backbone with the necessary speed, data capacity, security and timely development of complementary products for providing reliable Internet access and services.

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

Concerns about transactional security may hinder any electronic commerce programs by subjecting us to liability or by discouraging commercial transactions over the Internet

         A significant barrier to electronic commerce is the secure transmission of confidential information over public networks. Any breach in our security could expose us to a risk of loss or litigation and possible liability. We rely on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in computer capabilities, new discoveries in the field of cryptography or other developments, a compromise or breach of the algorithms we use to protect customer transaction data may occur. A compromise of our security could severely harm our business. A party who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of our network of Web sites.

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

Our efforts to engage in electronic commerce may expose us to product liability claims

         We have and may continue to foster relationships with manufacturers or other companies to offer certain products or services to users through our network of Web sites. We have very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of these products. Users who purchase products may sue us if any of the products sold on our network are defective, fail to perform properly or injure the user. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could severely harm our business.

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

Our stock could become less marketable

     The shares of our Common Stock are currently listed on the NASDAQ National Market. Due to the decline in the price of our Common Stock, our Common Stock could be suspended or delisted from the NASDAQ due to their minimum trading requirements, particularly if our stock price is below $1.00 per share for a prolonged period or certain financial requirements imposed by NASDAQ are not met. If the shares of our Common Stock were to be suspended or delisted from the NASDAQ system, it would be much more difficult to dispose of our Common Stock or obtain accurate quotations as to the price of our securities.

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

--------------------------------------------------------------------------------
PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  Legal Proceedings.

     Salon has been named as a party in Kathleen Willey Schwicker vs. William Jefferson Clinton, et. al., filed with the U.S. District Court for the District of Columbia. This matter is at an early stage and Salon's position is currently being evaluated. Salon believes it has meritorious defenses and plans to vigorously defend itself in this matter, and while the results of such claim cannot be predicted with certainty, Salon believes that the resolution of this matter will not have a material adverse effect on its consolidated financial position, consolidated statements of operation or consolidated cash flows.

Item 2.  Changes in Securities and Use of Proceeds.

     Not Applicable

Item 3.  Default upon senior securities.

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     At our Annual Meeting of Stockholders held on September 27, 2000, the following individuals were elected to the Board of Directors:

                                       Votes For        Votes Withheld
                                       ---------        --------------
Brian Dougherty                        9,584,192            58,934
Leonardo Mondadori                     9,583,492            59,634


The following proposals were approved at our Annual Meeting:

                                                            Affirmative      Negative       Votes
                                                               Votes          Votes        Withheld
                                                            -----------     ---------    -----------
     1.  Amend the Company's 1995 Stock
         Option Plan.                                       4,708,645         267,102       17,162
     2.  Ratify the appointment of
         PricewaterhouseCoopers LLP as the
         independent accountants of the Company
         for the fiscal year ending March 31, 2001          9,513,595           7,881       22,650

Item 5.  Other Information.

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits.

         None


(b)   Reports on Form 8-K.

         None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned, thereunto duly authorized.

                       SALON.COM

Dated:  02/13/01       /s/ Michael O'Donnell
                       --------------------------------------------
                       Michael O'Donnell, Chief Executive Officer and President

Dated:  02/13/01       /s/ Robert O'Callahan
                       --------------------------------------------
                       Robert O'Callahan, Chief Financial Officer