Form 10-K
period 2001-03-31
SALON MEDIA GROUP INC
filed 2001-06-28
CIK 1084332

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   FORM 10-K

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

    For the fiscal year ended March 31, 2001

                                       or

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

    For the transition period from       to

                         Commission file number 0-26395

                               ----------------
                            SALON MEDIA GROUP, INC.
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


                                 (415) 645-9200
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:
                                      None


          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value
                                (Title of Class)

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

   The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 8, 2001 was 14,155,276 shares.

   Parts of the definitive proxy statement for Registrant's 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                            SALON MEDIA GROUP, INC.

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------

                                     PART I
 ITEM 1.  Business....................................................      3
 ITEM 2.  Properties..................................................     10
 ITEM 3.  Legal Proceedings...........................................     10
 ITEM 4.  Submission of Matters to a Vote of Security Holders.........     10

                                    PART II
 ITEM 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters........................................     12
 ITEM 6.  Selected Consolidated Financial Data........................     12
 ITEM 7.  Management's Discussion and Analysis of Financial Condition
           and Result of Operations...................................     12
 ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk..     30
 ITEM 8.  Consolidated Financial Statements and Supplementary Data....     31
 ITEM 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures..................................     53

                                    PART III
 ITEM 10. Directors and Executive Officers of the Registrant..........     53
 ITEM 11. Executive Compensation......................................     53
 ITEM 12. Security Ownership of Certain Beneficial Owners and
           Management.................................................     53
 ITEM 13. Certain Relationships and Related Transactions..............     53

                                    PART IV
 ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form
           8-K........................................................     54

 SIGNATURES............................................................    56

                                     PART I

   This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, on-line advertising market performance, subscription service plans, non-web opportunities and revenue sources. Although Salon Media Group, Inc. believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such plans, intentions or expectations will be achieved. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon's public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

   Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors That May Affect Our Operating Results and Market Price of Stock." In this report, the words "anticipates," "believes," "expects," "estimates," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1. Business

   Salon Media Group, Inc. (Salon) is a leading Internet media company that produces a total network of ten subject-specific websites, and hosts two online communities--Table Talk, a free interactive forum and The Well, a paid subscription service. In May 2000, Salon acquired MP3Lit.com (MP3Lit), a website offering quality spoken word and audio literature recordings in MP3 and Real Audio formats. MP3Lit was incorporated into Salon's web site as Salon Audio. Salon believes that its network of websites combines the thoughtfulness of print, the timeliness of television and the interactivity of talk radio.

   Salon was originally incorporated in July 1995 in the state of California and reincorporated in Delaware in June 1999. On June 22, 1999, Salon had its initial public offering, with its common stock quoted on the NASDAQ National Market under the symbol "SALN." Effective May 16, 2001 the company adopted the name Salon Media Group, Inc.

   The main entry and navigation point to Salon's ten websites is Salon's home page at www.salon.com. Salon's websites provide a continuously updated array of news, features, interviews and regular columnists and include the following:

News.....................  News features breaking stories, investigative journalism and commentary, as well as interviews with newsmakers, politicians and pundits. Salon News columnists include political commentators Joe Conason and David Horowitz and sports writer Allen Barra. In addition, author and broadcaster Arianna Huffington contributes regularly to the site.

Technology & Business....  Smart, opinionated coverage of Internet news and digital culture from today's best technology writers, along with in-depth features about the business world and the economy. Technology & Business offers daily feature stories; reviews of books, hardware, software and web sites; the In Box, our frequently updated blotter of breaking Net news; Scott Rosenberg's column of Internet commentary; and the Free Software Project, a totally unique approach to book publishing using the interactivity of the Internet to present Andrew Leonard's groundbreaking reporting on Linux and the open source movement.

Arts & Entertainment.....  Arts & Entertainment features movie, music and television reviews and interviews. The site includes Joyce Millman's daily Blue Glow and frequent television features; extended film coverage including actor and director interviews; and Real Life Rock Top 10, Greil Marcus' weekly music column.

Life.....................  Life (formerly known as Mothers Who Think) features articles by thought-provoking writers about family life, motherhood and women's lives. Includes our weekly "Mothers Who Think" feature and a weekly "Style of Life" column of witty, thoughtful commentary on style and fashion.

Books....................  Books includes ahead-of-the-curve daily book reviews; interviews with today's most interesting writers; Book Bag, a weekly dose of must-reads recommended by celebrated authors; and the Salon Book Awards, an annual literary event honoring the year's best books. The Books site is also home to Garrison Keillor's beloved column of advice on literature and love, "Ask Mr. Blue."

People...................  This site takes a discerning look at celebrity and the culture of celebrity. People includes Brilliant Careers, Salon's weekly series of profiles of today's outstanding achievers; Camille Paglia's column on culture and politics; and Nothing Personal, a daily gossip and news column by Amy Reiter.

Comics...................  The site features the works of comic luminaries Tom
                           Tomorrow, Ruben Bolling, Carol Lay and Keith
                           Knight.

Politics.................  Salon Politics features some of the most in-depth and hard-hitting political coverage found anywhere, and hosts daily features like "Bushed," our opinionated chronicle of the George W. Bush era, and "Red Vs. Blue," a compendium of popular observations from across the political spectrum. The site is home to the writing of Jake Tapper, Salon's Washington correspondent, and "one of the best young reporters in D.C.," according to Business Week.

Sex......................  The site features articles about sex, society and culture, and features David Thompson's column about sex in movies and popular culture.

Salon Audio..............  Salon Audio offers hundreds of free recordings of short stories, novel excerpts, poems, essays, interviews and more. Authors include such American legends as Ernest Hemingway and Edgar Allen Poe, plus contemporary favorites such as John Grisham, Michael Crichton, Anne Rice, Tom Wolfe, John Updike, Maya Angelou, Henry Rollins and many more.

   The acceptability of websites can be measured by the number of unique visitors to a site and the number of page views generated by site visitors. To Salon, a unique user is an individual visitor to its network of web sites while page views are the total number of complete pages retrieved and viewed by visitors. Salon's unique visitors to its websites and communities have stayed constant during the past year. Unique visitors the last three months in its fiscal year ended March 31, 2001 averaged approximately 3.5 million per month versus an approximate 3.7 million in the same time period last year when Salon was aggressively purchasing traffic. The unique visitors generated on average
50.7 million page views per month during the last quarter of the fiscal year ended March 31, 2001 compared to 24 million in the same time period last year. The increase in page views demonstrates the acceptability of the Salon brand of journalism and content acceptance.

   Unique users are audited by Audit Bureau Verification Service (ABVS), an independent contractor, who identifies and counts the individual Internet protocol address of each user who visits the Salon network. Salon has been using the services of ABVS since July 1999. Salon independently prepares unique visitor tallies by analyzing site server log files. Page views have been calculated automatically using Accrue software within Salon since December 1999. Prior to that time, the log files were manually downloaded and analyzed.

   Salon has two online communities, The Well and Table Talk, which allow users to discuss Salon content and interact with other users and Salon's editorial staff. Salon frequently arranges for featured guests, including well-known commentators and writers, to join discussions. Salon's Table Talk is a free interactive community and The Well is a paid subscription service. The Well had approximately 4,200 paying subscribers as of March 31, 2001.

   Salon believes that its original, award-winning content allows Salon to attract and retain users who are younger, more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its network of web sites and online communities a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online. Web awards that Salon has won include:

  . 2000 "General Excellence in Online Journalism Original to the Web" and "Enterprise Journalism Original to the Web"--Online Journalism Awards sponsored by the Online News Association and the Columbia Graduate School of Journalism

  .  "Top 100 Websites"--PC Magazine

  .  "Best Online Magazine"--Yahoo Internet Life

  .  1999 "Best Technology Site" and "Best Parenting Site"--Forbes Magazine

  .  1999 "David Talbot, one of the 20 Stars of the New News"--Newsweek

  .  1999, 1998 & 1997 "Top of the Net"--Yahoo Internet Life

  .  1999, 1998 & 1997 Webby Award for "Best Online Magazine"

  .  1998 "Best of Multimedia"--Entertainment Weekly

  .  1997 "Best of the Web"--Business Week

  .  1997 "Best Website"--Entertainment Weekly

  .  1997 "Best Online Magazine of the Year"--Advertising Age

  .  1996 "Web Site of the Year"--Time Magazine

   According to a user survey conducted by Cyber Dialogue, an independent research firm, the demographics of the Salon user base includes: (a) 88% are between the ages of 18 and 49; (b) average household income of $71,300; (c) 90% have earned a college degree, or are pursuing one; (d) 70% have professional, managerial or technical positions; (e) at least 80% have shopped on the Internet in the last 6 months; and (f) 91% are online everyday or more often. The Cyber Dialogue survey also found that Salon's users spend an average of
26.3 minutes each time they visited Salon's network of websites.

Internet Advertising

   The Internet was originally thought to be an attractive medium for advertisers because it would allow more flexibility, interactivity and measurement capabilities than traditional media, such as newspapers, magazines, television and radio, and provide users with immediate access to information about advertisers and their products. It was hoped that the Internet would allow advertisers to gather demographic information about users and to deliver targeted messages and products to specific consumer groups. Because of these factors, advertisers purchased advertising in websites based on the number of "clicks" to one's advertising or the revenue directly generated by the advertising, matrices which could be quantified by readily available software. In practical terms, this has not proven to be profitable to publishers such as Salon. As a consequence, Salon now concentrates its efforts on the basis that the main strength of Internet advertising closely mimics that of traditional media advertising, that of forging brand loyalty.

   Online advertisers and retailers have spent most of their marketing budgets on web sites with the highest traffic volume. These sites include portals such as Yahoo.com, which bring together and organize a wide variety of content, search engines such as Google.com, which allow users to search for specific information, and major online media publications such as CNN.com. As Internet advertising and electronic commerce mature, however, Salon believes online advertisers and retailers will increasingly spend their marketing dollars on more focused websites to reach specific demographic groups, as has occurred in traditional advertising media.

   Some predict that a major shift in online advertising spending will occur as advertisers move media campaigns from generalized web sites toward more narrowly targeted web sites. Targeted sites provide content on designated topics, and therefore attract users looking for subject-specific information. Because targeted sites are usually the direct source of information the user wants, rather than simply a gateway to other collections of information like a portal or search engine, these sites are frequently referred to as "destination sites." Destination sites such as Salon may become attractive to advertisers and retailers because they allow more seamless integration of marketing campaigns and product sales with related content, and more effectively target the advertisers' and retailers' most likely customers.

Revenue Sources

   Substantially all of Salon's revenues are derived from the sale of promotional space on its Internet properties. Services offered range from short-term advertisements to long-term arrangements, which may include the development of co-branded, integrated websites. Revenues derived from such arrangements are recognized during the period which the service is provided, provided that no significant obligations remain at the end of the period. Salon's obligations typically include the guarantee of a minimum number of impressions, or times that an advertisement appears in pages viewed by users of Salon's websites. To the extent the minimum guaranteed impressions are not delivered, Salon defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved. One customer, Ask Jeeves, accounted for 10% of total revenue for the fiscal year ended March 31, 2001. This customer reduced its level of activity during the fourth quarter of the fiscal year and Salon believes that the loss of this customer would not have a material adverse impact on Salon. No customer accounted for 10% or more of total revenue for the fiscal year eneded March 31, 2000. One customer, Borders Group Inc., accounted for 13% of total revenue for the fiscal year ended
March 31, 1999.

   Salon offers The Well, a paid monthly subscription service, as one of its web sites. Revenue is recognized ratably over the period that services are provided. Product sales revenues are recognized upon receipt of payment from a fulfillment contractor. Salon generates revenue from the licensing of content which has appeared in Salon's websites. Revenue is recognized ratably over the contract term for major agreements, or upon receipt of amounts due from minor agreements. Salon generates income by offering HTML leads from content partners who provide dynamic headlines. Income is recognized ratably over the term of the contract.

   Advertising revenues include barter revenues, which are the exchange by Salon of advertising space on Salon's web sites for reciprocal advertising space on other web sites or the exchange of goods or services. Revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements delivered and are recognized when the advertisements are run on Salon's web sites. Barter expenses are recorded when Salon's advertisements are run on the reciprocal web sites, which is typically in the same period as when advertisements are run on Salon's Web sites. Barter revenues represented 0.9%, 17.8% and 16.2% of total revenues for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. Salon does not expect to have significant barter revenues in the future.

   Substantially all of Salon's content, as well as participation in Table Talk are free of charge to users. On April 25, 2001 Salon launched a paid subscription service for enhanced features, charging rates of $30 for a one-year subscription and $50 for a two-year subscription. Based on the company's market research, 1% to 2% of our reader base may subscribe, resulting in estimated incremental annual revenue of $900,000 to $1.8 million.

Sales and Marketing

   Salon has sales offices in New York City and San Francisco with a staff of sixteen active employees as of March 31, 2001, down from thirty-six employees as of March 31, 2000. During the current fiscal year, Salon closed offices in Los Angeles, CA and Chicago, IL in order to reduce expenses. Due to Salon's operating losses, Salon has experienced difficulties in hiring and retaining sales personnel.

   During the fiscal year ended March 31, 2000, Salon incurred $7.8 million in advertising costs to promote and attract viewers to its network of websites. The targeted campaign consisted of online advertising, traditional print, radio and television advertising as well as local and national events. During the fiscal year ended March 31, 2001 Salon incurred $1.2 million in advertising costs, as it has determined that this type of expenditure was no longer the preferred method to expand the user base. Salon does not expect to incur any cash outlays for advertising in the next fiscal year. Salon, however does intend to continue to utilize the benefits of its agreement with Rainbow Media Holdings which provides advertising in various television networks without the use of cash.

Competition

   The first half of calendar year 2001 has brought on a weakened economy affecting both traditional and Internet based businesses. The weakened economy has resulted in the reduction, deferral or elimination of advertising campaigns by many advertisers. With this event and the estimate that the top nine websites receive eighty-five percent of all Internet advertising dollars, Salon is experiencing strong competition for advertising dollars. Because of these factors, competitive conditions for Internet advertising dollars are likely to intensify in the future. Increased competition could result in price reductions, reduced net revenues, or erosion in market share, any of which harm Salon's business.

   Many of Salon's present and potential competitors are likely to enjoy substantial competitive advantages, including a larger number of users, greater brand recognition, ability to offer traditional and Internet-based advertising mediums and substantially greater financial resources.

   If Salon does not compete effectively or if it experiences any pricing pressures, reduced margins or loss of market share resulting from increased competition, its business could be adversely affected.

Salon's Strategy

 Broaden Revenue Base in Advertising

   As of March 31, 2001, Salon has derived its revenues from a customer base of over 500 advertisers, including a large proportion of e-commerce and Internet businesses. During the fiscal year ended March 31, 2001 e-commerce or Internet businesses have cut advertising or have gone out of business without compensating increases from more established advertisers. It is Salon's intent to make up this shortfall in the future by selling advertising space to the more than 4,000 companies that currently advertise on the Internet, and in particular, well established Fortune 1000 companies. In order to entice these companies to advertise in Salon's sites, Salon has developed new ad units on the standard adopted by the Interactive Advertising Bureau and CNET. These new units are bigger, more visually integrated with the site, optimized for animation and allow interaction with the viewer. Also, these new units more closely resemble the traditional creative look of print media and television. Salon expects to receive higher prices from these ad units as compared to traditional Internet banner ads.

 Continue To Establish Innovative Advertising and Promotion Programs

   Salon has established innovative advertising and promotional programs with some of its major clients. Salon implemented such a plan at the end of its fiscal year ended March 31, 2001 and the beginning of its fiscal year ending March 31, 2002 for Intel Corporation as it launched its MP3 pocket player. The program included new large-format interactive advertising units on the Salon Arts & Entertainment site, sponsorship of the Salon Audio Hub, XML links for Shop Intel promotion of their products and an upcoming on-line promotion giving away the new MP3 players to selected Salon users. In addition, Salon supplied Intel with audio spoken word content for the pocket player.

   Salon provided an advertising program for Lincoln Mercury for the launch of its new urban SUV Mountaineer with high impact interstitial ad units on the Salon site and the first ever "road block" on Salon's site cover as part of an integrated campaign consisting of advertising, sweepstakes and other consumer offerings. In a "road block" an advertiser in essence acquires all of the available ad space on the top and sides of a web page.

   Lexus, a multi-year client of Salon, has done a variety of on-line and offline promotions and currently benefits from unique visual Unicast ads that mirror their offline TV ads, as well as strong promotional integration with the site.

 Expand Subscription-based Revenues

   Salon has been generating $0.5 million of subscription revenue from The Well the last two fiscal years and Salon plans to increase such revenue. To that purpose, and to capitalize on its brand appeal, Salon began Salon Premium, a subscription-based service in April 2001. Salon Premium offers readers who pay either $30 for a one year subscription or $50 for a two year subscription, access to exclusive new content; the option to view Salon content without advertising banners and pop-ups; access to select unabridged content that is currently offered for free (abridged versions will continue to be available free for non-subscribers) and the ability to easily download content in text format, a convenience that will enable readers to view additional Salon articles when not connected to the Internet. Salon believes it is one of the few web sites whose readers are numerous, affluent and devoted enough to make this premium strategy succeed. Salon seeks to convert 1% to 2% of its approximately 3.5 million monthly readers to this premium subscription program by April 2002.

 Expand Salon's Audience

   Building on its strength as a premier Internet content producer, Salon has established non-revenue generating distribution relationship agreements with major portals. In past years, these have included NBCi, CBS Market Watch, and CNET. Many of these agreements are "content-for-carriage," in which Salon provides its proprietary headlines to a distribution partner and receives prominent placement of its logo and content on the distribution partner's site, as well as links back to Salon's network. During the fiscal year ended March 31, 2000, Salon has augmented these relationships by adding wireless innovator AvantGo, and during the fiscal year ended March 31, 2001 added, Omnisky and MyPalm by Palm.net. Salon intends to continue to establish similar distribution agreements as opportunity arise.

   As a means of expanding its audience, Salon sends out its headlines to over 600 websites. Salon intends to continue this method as a means to increase visitors to its websites.

 Capitalize on its agreement with Rainbow Media Holdings

   In December 1999, Salon entered into a ten-year agreement with Rainbow Media Holdings, a subsidiary of Cablevision Systems (NYSE: CVC), to receive $11.8 million in advertising credits. The advertising is being provided to Salon through Rainbow Media Holdings television networks, The Bravo Network, Independent Film Channel, American Movie Classics, entertainment venues Madison Square Garden, Radio City Music

Hall, Clearview Cinemas (movie theatres) and the electronics retailer, The Wiz. Through its fiscal year ended March 31, 2001, Salon has received $1.6 million of advertising value from this agreement. Salon intends to continue to utilize the remaining value of this agreement to continue to promote the Salon brand.

 Capitalize on the intrinsic value of its website management software

   Salon has developed proprietary software to manage its web sites and to facilitate the publishing of content within the site. This system has been designed to optimize the Salon network's user experience and advertising performance. Salon believes its custom-built, Linux-based platform gives Salon the ability to store Salon's content in a database and automatically assemble pages. This system facilitates easier navigation of Salon's web sites as well as printing, bookmarking and e-mailing of Salon content for users. During Salon's fiscal year ended March 31, 2001, Salon spent $0.7 million to upgrade the software so that it could be marketed to other parties. Salon expects to recognize $0.2 million in revenue during the first quarter of its fiscal year ending March 31, 2002. Salon is exploring further customers for this product.

Infrastructure and Operations

   Salon has created a flexible publishing structure which enables it to develop its content while responding quickly to news events and taking advantage of the ease of distribution provided by the Internet. Salon content is developed on its proprietary software platform and captured in an Oracle database for reuse in web and other formats. The system allows Salon content to be easily redistributed to other websites, newspapers, magazines, and electronic devices.

   Salon's websites are supported by a variety of servers using the Windows NT, Solaris and Linux operating systems. Salon's top technical priority is the fast delivery of pages to its users. Salon's systems are designed to handle significant traffic growth by balancing the amount of traffic among multiple servers. Salon relies on server redundancy to help achieve its goal of 24 hour, seven-day-a-week site availability. Regular automated backups protect the integrity of Salon data. During the fiscal year ended March 31, 2001, Salon significantly revised the design of its websites to improve site navigation and improve the integration of advertising placement.

   Salon servers are maintained by a third-party facility in Sunnyvale, California who provides bandwidth on demand to meet the fluctuating needs of Salon's network. The third party offers high-speed connections to the Internet, helping ensure fast serving and delivery of Salon's websites, and monitors all servers via human or technical means on a continuous basis. Salon follows strict password management procedures to protect access to its servers. All of Salon's servers are supported by uninterruptible power supplies for protection against power outages.

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

   Salon owns the Internet address www.salon.com. Because www.salon.com is the address of the main home page to Salon's network of websites and incorporates Salon's company name, it is a vital part of Salon's intellectual property assets. Salon does not have a registered trademark on the address, and therefore it may be difficult for Salon to prevent a third party from infringing its intellectual property rights in the address. If Salon fails to adequately protect its rights in the address, or if a third party infringes its rights in the address or otherwise dilutes the value of www.salon.com, Salon's business could be harmed.

Employees

   As of March 31, 2001, Salon had 100 active full-time employees and one employee on a leave of absence. None of Salon's employees are represented by a union. Salon's future success is highly dependent on the ability to attract, retain and motivate highly skilled employees.

ITEM 2. Properties

   Salon leases approximately 20,833 square feet of space at 22 Fourth Street 15th and 16th Floor, San Francisco, California. The rent for this space currently is approximately $70,000 per month, and the lease expires in December 2009. Approximately 10,735 square feet of the space, representing the 15th floor, is subleased at $44,729 per month with the term expiring February 2003.

   Salon leases approximately 7,000 square feet of space at 126 Fifth Avenue, New York, New York. The rent for this space currently is approximately $16,000 per month, and the lease expires in December 2004.

   Salon leases approximately 3,635 square feet of space at 1642 R Street, Washington, DC. The rent for this space currently is approximately $3,000 per month, and the lease expires in February 2006.

   Salon leases approximately 9,277 square feet of space at 706 Mission, San Francisco, California. The rent for this space currently is approximately $15,500 per month, and the lease expires in July 2002. This entire space is sublet with a term expiring July 2002 at approximately $16,200 per month.

   Salon leases approximately 3,903 square feet of space at 1500 Broadway, New York, New York. The rent for this space currently is approximately $13,400 per month, and the lease expires in March 2004. This entire space is sublet with a term expiring March 2004 at approximately $17,600 per month.

ITEM 3. Legal Proceedings

   Salon is not a party to any pending legal proceedings which it believes will materially affect its financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

Executive Officers of the Registrant

   The following sets forth certain information with respect to executive officers of Salon as of March 31, 2001:

   Name                     Age                     Position
   ----                     ---                     --------
   David Talbot............  49 Chairman of the Board, Editor-in-Chief
   Michael O'Donnell.......  37 Chief Executive Officer, President
   Robert O'Callahan.......  50 Chief Financial Officer, Treasurer and Secretary
   Scott Rosenberg.........  41 Senior Vice President, Editorial Operations
   Patrick Hurley..........  39 Senior Vice President, Business Operations

   David Talbot co-founded Salon in 1995. He has served as Editor-in-Chief since Salon's incorporation. He served as Chief Executive Officer from Salon's incorporation through April 1999. He became Chairman of the Board in April 1999. From 1990 to 1995, Mr. Talbot was the Arts & Features editor for the San Francisco Examiner newspaper. Mr. Talbot has co-authored three books and written for numerous publications including The New Yorker, Rolling Stone and Playboy. Mr. Talbot holds a bachelor of arts degree in sociology from the University of California at Santa Cruz.

   Michael O'Donnell has served as Salon's President since December 1996. He became Chief Executive Officer in April 1999. In 1996, he served as Vice President of Sales and Merchandising at SegaSoft, Inc., a consumer software publisher. From 1995 to 1996, Mr. O'Donnell was Vice President of Worldwide Sales at Rocket Science Games, Inc., a consumer software publisher. From 1993 to 1995, he served as Vice President of Retail Sales at Mindscape, Inc., a consumer software publisher. Mr. O'Donnell holds a bachelor of arts degree in political science from the University of California at Berkeley.

   Robert O'Callahan has served as Chief Financial Officer and Treasurer since July 2000. Since August 2000 he has also served as Secretary. From July 1999 through July 2000, he served as Director, Worldwide Planning and Treasury with Banter, Inc., a venture funded software development firm. From January 1998 to July 1999, Mr. O'Callahan worked for John G. Kinnard & Co. as a securities research analyst. From August 1997 to December 1997, he worked at Dain Bosworth, Inc., as a research associate. From 1992 to 1997, Mr. O'Callahan was Chief Financial Officer of Consan, Inc. a wholesale distributor of digital mass storage equipment. Mr. O'Callahan holds a master's degree in management, with concentrations in marketing and finance, from the J.L. Kellogg Graduate School of Management at Northwestern University, a juris doctor degree from the University of Washington School of Law, and a bachelor of arts degree from the University of Washington.

   Scott Rosenberg has served as Salon's Senior Vice President, Editorial Operations since October 2000. From January 1999 until then, he served as Vice President of Site Development. He also serves as Salon's managing editor and has held that position since June 1999. Previous to that, he served as Senior Editor/Technology, a position he held from the founding of Salon in 1995. Before joining Salon, he was the San Francisco Examiner's movie and theater critic for nearly 10 years. Mr. Rosenberg holds a bachelor of arts degree from Harvard University.

   Patrick Hurley has served as Salon's Senior Vice President, Business Operations since October 2000. From March 1999 to October 2000 he served as Vice President of Marketing. From 1998 to 1999, he served as Salon's Marketing Director. From 1996 to 1998, he was management supervisor at Hal Riney & Partners, an advertising agency. From 1994 to 1996, he served as account supervisor for the J. Walter Thompson advertising agency. Mr. Hurley holds a bachelor of arts degree in journalism from Marquette University.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Matters

   Salon's common stock has been quoted on the NASDAQ National Market since its June 22, 1999 initial public offering under the symbol "SALN." Information with respect to the quarterly high and low market prices for Salon's common stock for its fiscal years 2001 and 2000, based on sales transactions reported by the NASDAQ National Market, is provided below:

                                            Fiscal Year Ended Fiscal Year Ended
                                             March 31, 2001     March 31, 2000
                                            ----------------- ------------------
                                              High     Low      High      Low
                                            ----------------- --------- --------
     For the quarters ended
       June 30.............................     4.63     1.06     10.81     9.00
       September 30........................     2.25     1.13     15.13     3.75
       December 31.........................     1.69     0.38      9.00     4.25
       March 31............................     1.13     0.22     10.06     4.06

   There were 180 holders of record of Salon common stock as of June 8, 2001 with a then closing price of $0.35 per share.

   Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

ITEM 6. Selected Consolidated Financial Data

                                                   Year ended March 31,
                                           ------------------------------------
                                            2001    2000    1999   1998   1997
                                           ------- ------- ------ ------ ------
                                           Dollar amounts in thousands, except
                                                        per share
Net revenues.............................  $ 7,202 $ 8,002 $2,921 $1,156 $  280
Net loss attributable to common
 stockholders (1)........................  $19,155 $33,405 $6,504 $3,825 $1,944
Net loss per share attributable to common
 stockholders............................  $  1.48 $  3.63 $16.63 $10.20 $ 3.84
Weighted average common shares
 outstanding used in computing per share
 amounts.................................   12,962   9,204    391    375    507
Cash and cash equivalents................  $ 3,047 $17,982 $  754 $1,926 $2,638
Total assets.............................  $ 9,223 $27,400 $7,808 $2,707 $2,834
Capital leases--long-term portion........  $   325 $   324 $  --  $  --  $  --
Total long-term liabilities..............  $   478 $   473 $   75 $   95 $  --

--------
(1) Net loss for fiscal year ended March 31, 2001 includes a write-down of long-lived assets of $3,517 due to impairments. Net loss attributable to common stockholders for fiscal year ended March 31, 2000 includes a preferred deemed dividend of $11,515 which was the difference between the offering price of Salon's Series C preferred stock sold in April 1999 and the deemed fair value of Salon's common stock on the date of the transaction.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview

   Salon Media Group, Inc. (Salon) is a leading Internet media company that produces a total network of ten subject-specific, web sites, and two online communities--The Well and Table Talk. Salon was incorporated in July 1995 and launched its initial Web sites in November 1995. Salon has approximately 3.5 million unique visitors per month, who recently have generated approximately
50.7 million page views per month. Page views are the total number of complete pages retrieved and viewed by visitors to Salon's network. A unique user is an individual visitor to Salon's network.

   The substantial majority of Salon's revenues are derived from the sale of promotional space on its Internet properties. Services offered range from short-term advertisements to long-term arrangements, which may include the development of co-branded, integrated websites. Revenues derived from such arrangements are recognized during the period which the service is provided, provided that no significant obligations remain at the end of the period. Salon's obligations typically include the guarantee of a minimum number of impressions, or times that an advertisement appears in pages viewed by users of Salon's websites. To the extent the minimum guaranteed impressions are not delivered, Salon defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved.

   Salon offers The Well, a paid monthly subscription service, as one of its web sites. Revenue is recognized ratably over the period that services are provided. Product sales revenues are recognized upon receipt of payment from a fulfillment contractor. Salon generates revenue from the licensing of content which has appeared in Salon's websites. Revenue is recognized ratably over the contract term for major agreements, or upon receipt of amounts due from minor agreements. Salon generates income by offering HTML leads from content partners who provide dynamic headlines. Income is recognized ratably over the term of the contract.

   Advertising revenues include barter revenues, which are the exchange by Salon of advertising space on Salon's web sites for reciprocal advertising space on other web sites or the exchange of goods or services. Revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements delivered and are recognized when the advertisements are run on Salon's web sites. Barter expenses are recorded when Salon's advertisements are run on the reciprocal web sites, which is typically in the same period as when advertisements are run on Salon's Web sites. Barter revenues represented 0.9%, 17.8% and 16.2% of total revenues for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

   Substantially all of Salon's content, as well as participation in Table Talk are free of charge to users. On April 25, 2001 Salon launched a paid subscription service for enhanced features, charging rates of $30 for a one-year subscription and $50 for a two-year subscription. Based on the company's market research, 1% to 2% of Salon's reader base may subscribe, resulting in estimated incremental annual revenue of $900,000 to $1.8 million.

   Production, content and product expenses consist primarily of salaries and related expenses for Salon's editorial, artistic and production staffs, online communities staff, Salon Audio staffs, payments to freelance writers and artists, and telecommunications and computer related expenses for the support and delivery of Salon's web sites and online communities. Also included in production, content and product expenses are costs associated with electronic commerce transactions, including the costs of product inventory and distribution. This category of costs was not material for the fiscal year ended March 31, 2001.

   Sales and marketing expenses consist primarily of salaries, commissions and related personnel costs, travel, and other costs associated with Salon's sales force, as well as advertising, promotional and distribution costs.

   Research and development expenses consist primarily of salaries and related personnel costs associated with the development, testing and enhancement of Salon's software to manage its websites and to enhance Salon's website, and support editorial operations. To date, Salon has capitalized $0.7 million of costs related to enhancing Salon's website management software and has expensed all costs related to enhancing its websites.

   General and administrative expenses consist primarily of salaries and related personnel costs, accounting and legal fees, and other fees associated with operating a publicly traded company.

   The acquisition of The Well LLC in March 1999 and MP3Lit.com (MP3Lit) in May 2000 resulted in Salon recording goodwill and other intangible assets. Amortization of such assets is being amortized ratably over the estimated useful lives of the respective assets, generally five years. During the fiscal year ended March 31, 2001 Salon determined The Well LLC asset was impaired and recorded an impairment charge of

$1.8 million. During the fiscal year ended March 31, 2001 Salon determined the MP3Lit.com asset was impaired and recorded an impairment charge of $1.7 million, net of $0.2 million amortization previously recorded.

   Write-down of long-lived assets relates to an impairment charge against goodwill to adjust the carrying value of such assets to the present value of the expected future cash flows associated with these assets.

   Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2001, Salon had an accumulated deficit of $65.3 million. These losses have been funded primarily through the issue of preferred stock and Salon's initial public offering in June 1999.

   Salon believes that it will incur negative cash flows from operations in the near future. Although Salon had targeted positive cash flows from operations by the third quarter of fiscal year 2002, because of the rapid and unexpected sharp deterioration of the general business climate in recent months, Salon cannot predict when it will achieve either positive cash flows from operations or financial reporting profitability in the future.

   Salon has not recorded a provision for federal or state income taxes for any period since inception due to incurring operating losses. At March 31, 2001 Salon had net operating loss carryforwards for federal income tax purposes of $43.0 million, which expire in the years March 31, 2011 through March 31, 2021. Salon also has net operating loss carryforwards for state income tax purposes of $22.5 million which begin to expire in 2004. Utilization of Salon's net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets. The net valuation allowance increased $6.0 million during the year ended March 31, 2001 to $17.0 million. Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. These factors include Salon's history of net losses since inception and expected near-term future losses.

Recent Events

   On May 16, 2001 Salon.com changed its name to Salon Media Group, Inc.

   In June 2001, Salon received a NASDAQ staff determination that the stock no longer qualified for listing. Salon has appealed, staying the effect of that determination. The hearing on this matter is set for July 26, 2001 and the ultimate result and timing of the decision on appeal are uncertain.

Results of Operations

Fiscal Years Ended March 31, 2001 and 2000

 Net Revenues

   Salon's net revenue decreased 10% to $7.2 million in the fiscal year ended March 31, 2001 from $8.0 million in the fiscal year ended March 31, 2000. Excluding non-cash barter sales of $0.1 million for the fiscal year ended March 31, 2001 and $1.4 million for the fiscal year ended March 31, 2000, sales increased 9% to $7.1 million compared to $6.6 million. The increase in cash-generating revenue is attributable to growth of the on-line advertising market and Salon's position in that market. However, revenues dropped markedly in the later portion of the fiscal year ended March 31, 2001 as the overall United States economy contracted and e-commerce or Internet businesses cut advertising without compensating increases from more established advertisers. Subscription revenue was $0.5 million for the fiscal years ended March 31, 2001 and March 31, 2000.

 Operating Expenses

   Salon's operating expenses decreased 13% to $26.8 million in the fiscal year ended March 31, 2001 from $30.9 million in the fiscal year ended March 31, 2000. The decrease is primarily attributable to a decrease in sales and marketing expenditures of $8.4 million partially offset by a write-down of long-lived assets of $3.5 million. Salon anticipates a substantial decline in operating expenses during the fiscal year ending March 31, 2002.

 Production, Content and Product Expense

   Production, content and product expenses decreased $0.4 million or 4% to $9.8 million for the fiscal year ended March 31, 2001 from $10.2 million for the fiscal year ended March 31, 2000. The decrease between years is primarily attributable to a decline in freelance expenditures of $0.7 million and $1.1 million of stock compensation charges partially offset by an increase in salaries and related expenses of $1.2 million. The increase in salary related costs resulted from salary increases in the beginning of the fiscal year and $0.5 million for Salon Audio, a new division of Salon for the year. Subsequent to March 31, 2001, Salon reduced salaries by 15% for substantially all of its employees with an approximate annual savings of $0.5 million. Salon anticipates a decline in production, content and product expenses during the fiscal year ending March 31, 2002.

   The decrease in stock compensation charges reflects the impact of the accelerated expense recognition method. Additionally, the termination of employees during the year resulted in lower stock compensation expense by reversing the excess of expenses recognized in prior years over vested amounts.

 Sales and Marketing Expenses

   Sales and marketing expenses decreased $8.4 million or 54% to $7.2 million for the fiscal year ended March 31, 2001 from $15.6 million for the fiscal year ended March 31, 2000. The drop in sales and marketing reflects a drop in advertising expenditures of $6.6 million to $1.2 million from $7.8 million as Salon determined that this type of expenditure was no longer the preferred method to expand the user base. Advertising costs include barter transactions of $0.1 million for the fiscal ended March 31, 2001 and $1.4 million for the fiscal year ended March 31, 2000. In January 2000 Salon issued 1,125,000 shares of common stock to an advertiser for which Salon recorded an advertising receivable of $8.1 million. Salon is amortizing this amount over the ten year period for which advertising services will be provided and recognized expenses of $0.8 million for the fiscal year ended March 31, 2001 and $0.2 million for the fiscal year ended March 31, 2000. Salon anticipates a decline in marketing expenses during the fiscal year ending March 31, 2002, with the exception of the non-cash expenses for advertising services, which will remain stable.

   The decrease in expenses between fiscal years March 31, 2001 and March 31, 2000 includes a reduction in stock compensation of $0.9 million to $0.1 million. The decrease in stock compensation charges reflects the impact of the accelerated expense recognition method. Additionally, the termination of employees during the year resulted in lower stock compensation expense by reversing the excess of expenses recognized in prior years over vested amounts.

   Subsequent to March 31, 2001, Salon reduced salaries by 15% for substantially all of its employees with an approximate annual savings of $0.1 million.

 Research and Development Expenses

   Research and development expenses were $1.6 million for both fiscal years ended March 31, 2001 and March 31, 2000. Increases in salaries and other expenses of $0.2 million were offset by a $0.2 million decrease in stock compensation expense. Subsequent to March 31, 2001, Salon reduced salaries by 15% for substantially all of its employees with an approximate annual savings of $0.1 million. Salon anticipates a substantial decline in research and development expenses during the fiscal year ending March 31, 2002.

   During the fiscal year ended March 31, 2001 Salon incurred and capitalized $0.7 million of costs associated with developing its proprietary software used to manage content on websites which Salon intends to market in future periods. No comparable expenditures were incurred during the fiscal year ended March 31, 2000. Expenditures were classified as a component of "Property and equipment, net" in its Consolidated Balance Sheet as of March 31, 2001. Salon does not expect to incur additional costs in future periods.

 General and Administrative Expenses

   General and administrative expenses increased $1.0 million or 40% to $3.5 million for fiscal year ended March 31, 2001 from $2.5 million for the fiscal year ended March 31, 2000. Of the increase, $0.6 million was attributable to expenses incurred in connection with seeking venture capital and customers for Salon's proprietary software utilized in managing websites. Subsequent to March 31, 2001, Salon reduced salaries by 15% for substantially all of its employees with an approximate annual savings of $0.1 million. Salon anticipates a decline in general and administrative expenses during the fiscal year ending March 31, 2002.

 Amortization of Intangibles

   Amortization of intangibles increased 18% to $1.2 million for fiscal year ended March 31, 2001 from $1.0 million in fiscal year ended March 31, 2000. The increase of $0.2 million is attributable to the amortization of goodwill and other intangible assets resulting from the acquisition of MP3Lit in May 2000.

 Write-down of Long-lived Assets

   In May 2000, Salon acquired MP3Lit, a website dedicated to offering spoken word and audio literature recordings in the MP3 format. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired resulted in $1.9 million of goodwill. During the fiscal year ended March 31, 2001 Salon determined that no significant income could be generated in the foreseeable future from the sale of digital downloadable spoken word recordings which was Salon's original intent in acquiring MP3Lit. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $1.7 million during the fiscal year ended March 31, 2001, net of $0.2 million amortization previously recorded.

   In March 1999 Salon acquired The Well LLC, an online community. The excess of the purchase price over the fair value of the net tangible assets acquired resulted in $3.6 million of goodwill and $1.6 million of other intangible assets. During the fiscal year ended March 31, 2001 Salon determined that future cash flows could not justify the current carrying value of The Well's goodwill and recorded an impairment charge in the fourth quarter of $1.8 million, representing the difference between the carrying value and the discounted net present value of the expected future net cash flows.

 Interest Income

   Interest income dropped $0.5 million to $0.6 million for the fiscal year ended March 31, 2001 compared to $1.1 million for the fiscal year ended March 31, 2000. The decrease between years is primarily attributable to a decrease in cash between periods as Salon has been utilizing its cash to fund operations.

 Preferred Deemed Dividend

   During the fiscal year ended March 31, 2000, Salon recorded a preferred deemed dividend of $11.5 million which was the difference between the offering price of Salon's Series C preferred stock sold in April 1999 and the deemed fair value of Salon's common stock on the date of the transaction. No comparable transaction occurred during the fiscal year ended March 31, 2001.

 Net Loss Attributable to Common Stockholders

   As a result of the above factors, Salon recorded a net loss attributable to common stockholders of $19.2 million or $1.48 per share for the fiscal year ended March 31, 2001 compared to a net loss of $33.4 or $3.63 per share for the fiscal year ended March 31, 2000.

 Liquidity and Capital Resources

   Since its inception Salon has primarily financed its operations through private placement of convertible preferred stock and its initial public offering of common stock. As of March 31, 2001, Salon had $3.0 million in cash and cash equivalents which was originally obtained through Salon's initial public offering in June 1999 and the sale of additional common stock in July 1999.

   Net cash used in operations was $13.4 million for the fiscal year ended March 31 2001, compared to $16.8 million for the fiscal year ended March 31, 2000. The principal use of cash during the fiscal year ended March 31, 2001 was to fund the $19.2 million net loss after taxes for the year, partially offset by non-cash charges of $6.9 million.

   Net cash used in investing activities totaled $1.4 million for the fiscal year ended March 31, 2001, compared to $1.6 million for fiscal year ended March 31, 2000. During the fiscal year ended March 31, 2001, net cash used in investing activities consisted primarily of $0.4 million cash consideration for the MP3Lit acquisition and $0.7 million to fund software development. Investment activities for the fiscal year ended March 31, 2000 consisted mainly of purchases of property and equipment.

   Net cash from financing activities decreased from an inflow of $35.6 million for the fiscal year ended March 31, 2000 to an outflow of $0.1 million for the fiscal year ended March 31, 2001. The cash used in financing activities during the fiscal year ended March 31, 2001 was primarily for the repayment of leases and bank borrowings of $0.2 million and $0.1 million, respectively, offset by cash generated from the exercise of common stock options and employee stock purchase activity. The cash provided by financing activities during the fiscal year ended March 31, 2000 was primarily from the net proceeds from the issuance of preferred stock and common stock warrants and the net proceeds from the issuance of common stock during Salon's initial public offering.

   On September 23, 1999, Salon obtained a revolving line of credit from a bank for a maximum amount of $2.0 million which included a sub-limit of $1.5 million for the issuance of standby letters of credit. Borrowings under the agreement were based on 80% of eligible receivables with interest at the bank's prime rate. The agreement expired on December 31, 2000 with no amounts then outstanding and was not renewed by the bank. Standby letters of credit previously issued by the bank were subsequently collateralized by like amounts in certificates of deposit with the bank. At March 31, 2001 Salon had $0.9 million in certificates of deposit as collateral for the standby letters of credit, classified as a component of "Other assets" in its Consolidated Balance Sheet. Subsequent to March 31, 2001 letters of credit outstanding were reduced to $0.8 million as were the collateral certificates of deposit.

   Salon currently anticipates that its available cash resources will be sufficient to meet its anticipated needs for working capital and capital expenditures for approximately the next three to five months, depending on the revenues generated during the period, the continuing reduction of operating expenses and the effect of a 15% reduction in employee salaries which was effective April 1, 2001. Salon will need to raise additional funds, however, to fund its operations at current levels. If Salon raises additional funds by selling equity securities, or securities which convert into equity securities, the percentage ownership of Salon's stockholders will be reduced and its stockholders will most likely experience additional dilution. Given Salon's recent low stock price, any dilution will likely be very substantial for existing shareholders. Salon cannot be sure that additional financing will be available on terms favorable to Salon, or at all. If adequate funds are not available on acceptable terms, if at all, Salon's ability to continue operations, react to competitive pressures, or take advantage of unanticipated opportunities will be substantially limited. In addition, Salon's business could be significantly adversely affected.

Fiscal Years Ended March 31, 2000 and 1999

 Net Revenues

   Salon's net revenues increased 174% to $8.0 million in the fiscal year ended March 31, 2000 from $2.9 million in the fiscal year ended March 31, 1999. The increase in net revenues is primarily attributable to an increase in advertisement revenues of $5.7 million which was fueled by the rapid expansion of Internet based businesses attempting to acquire market share by spending heavily on advertising. Also included in revenue was $0.5 million of subscription revenue generated from the acquisition of The Well in March 1999.

   Net revenues include revenues recognized from advertising barter transactions of $1.4 million in the fiscal year ended March 31, 2000 and $0.5 million in the fiscal year ended March 31, 1999.

 Operating Expenses

   Salon's operating expenses increased 236% to $30.9 million in the fiscal year ended March 31, 2000 from $9.2 million in the fiscal year ended March 31, 1999. The increase in operating expenses for the fiscal year ended March 31, 2000 is primarily attributable to increased production, content and product expenses of $5.7 million, as well as increased sales and marketing expenses of $11.9 million. The increase in operating expenses is primarily attributable to an increase in the scope of Salon's content and communities, expanding its marketing efforts and further developing its technology and infrastructure.

 Production, Content and Product Expense

   Production, content and product expenses increased 126% to $10.2 million in the fiscal year ended March 31, 2000 from $4.5 million in the fiscal year ended March 31, 1999. The increase in production, content and product expenses for the fiscal year ended March 31, 2000 is attributable to Salon's increased staffing to expand the scope and distribution of its web sites and online communities and includes recognizing $1.2 million of stock compensation expense.

 Sales and Marketing Expenses

   Sales and marketing expenses increased 326% to $15.6 million in the fiscal year ended March 31, 2000 from $3.7 million in the fiscal year ended March 31, 1999. Sales and marketing expenses include expenses incurred from barter transactions of $1.4 million for the fiscal year ended March 31, 2000 and $0.5 million for the fiscal year ended March 31, 1999. The increase in sales and marketing expenses is primarily attributable to an increase in advertising of $6.5 million for the fiscal year ended March 31, 2000 compared to $0.6 million for the fiscal year ended March 31, 1999, and additional sales and marketing personnel expenses of $3.8 million for the fiscal year ended March 31, 2000 compared to $1.1 million for the fiscal year ended March 31, 1999.

 Research and Development Expenses

   Research and development expenses increased 227% to $1.6 million in the fiscal year ended March 31, 2000 from $0.5 million in the fiscal year ended March 31, 1999. The increase in research and development expenses is primarily attributable to salary and payroll related expenses for new technological developments undertaken by Salon, including the design and development of software to manage Salon's websites and to a lesser extent, an increase in technical support staff.

 General and Administrative Expenses

   General and administrative expenses increased 354% to $2.5 million in the fiscal year ended March 31, 2000 from $0.6 million in the fiscal year ended March 31, 1999. The increase in general and administrative expenses is primarily attributable to salary and related expenses for additional personnel, higher legal, accounting and other professional fees, and other corporate costs associated with operating as a publicly traded company.

 Amortization of Intangibles

   Amortization of intangibles consists of the costs associated with the amortization of goodwill and intangible assets resulting from the March 1999 acquisition of The Well which are being amortized on a straight-line basis over five years. Amortization expenses for the fiscal year ended March 31, 2000 were $1.0 million. There was no similar amortization expense in 1999.

 Interest Income

   Interest income consists primarily of interest earned on Salon's cash, cash equivalents and short-term investments. Other income increased to $1.0 million in the fiscal year ended March 31, 2000 from $45,000 in the fiscal year ended March 31, 1999. The increase in interest income is primarily attributable to an increase in the amount of interest earned by Salon due to an increase in Salon's cash and cash equivalents resulting from Salon's initial public offering on June 22, 1999.

 Preferred Deemed Dividend

   The preferred deemed dividend of $11.5 million for the fiscal year ended March 31, 2000 is the difference between the offering price of Salon's Series C preferred stock sold in April 1999 and the deemed fair value of Salon's common stock on the date of the transaction. This is a one-time non-cash expense. Salon recorded a $0.3 million charge for a similar transaction in its fiscal year ended March 31, 1999.

 Net Loss Attributable to Common Stockholders

   Due to the above reasons, Salon recorded a net loss attributable to common stockholders of $33.4 million or $3.63 per share for the fiscal year ended March 31, 2000 compared to a net loss of $6.5 million or $16.63 per share for same period in 1999.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivatives and Hedging Activities." (SFAS No. 133), SFAS No.133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No.133, requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship and further, on the type of hedging relationship. Salon will adopt SFAS No. 133, as amended, effective April 1, 2001 but does not expect that it will have a material impact on its consolidated financial statements. To date, Salon has not engaged in derivative or hedging activities.

Factors That May Affect Our Future Results and Market Price of Stock

Salon lacks significant revenues, and has a history of losses

   Salon has not achieved profitability and expects to incur operating losses in the near future. If and when Salon does achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

Additional financing may not be available

   Salon will need to raise additional funds within the next three to five months to fund operations at current levels, and to maintain its network of web sites and on-line communities. If Salon raises additional funds by selling equity securities, or securities which convert into equity securities, the percentage ownership of Salon's stockholders will be reduced and its stockholders will most likely experience additional dilution. Given Salon's recent low stock price, any dilution will likely be very substantial for existing shareholders. Salon cannot be sure that additional financing will be available on terms favorable to Salon, or at all. If adequate funds are not available on acceptable terms, if at all, Salon's ability to continue operations, react to competitive pressures, or take advantage of unanticipated opportunities will be substantially limited. In addition, Salon's business could be significantly adversely affected. In the event that Salon is unable to increase revenue levels or financing is unavailable, management will have to reduce its workforce, reduce discretionary costs, and reduce the size of its web site and corresponding web site offerings to match revenue levels.

Because we have a limited operating history, it is difficult to evaluate our business and prospects

   We were originally incorporated in July 1995 and launched our initial websites in November 1995. Because we have a limited operating history, one must consider the risks and difficulties frequently encountered by early-stage companies like Salon in new and rapidly evolving markets, including the market for advertising and commerce on the Internet. Future growth and success will depend substantially upon our ability to attract and retain a large number of users to our websites and online communities, to develop subscription offerings, to increase advertising and sponsorship sales based on that audience and to meet the challenges described in the risk factors set forth below.

Our quarterly operating results are volatile and may adversely affect our stock price

   Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could severely harm our business. These factors include:

  . our ability to attract and retain advertisers, sponsors, subscribers and electronic commerce sponsors;

  .  our ability to attract and retain a large number of users;

  . the introduction of new Web sites, services or products by us or by our competitors;

  . the timing and uncertainty of our advertising and sponsorship sales cycles;

  . the mix of advertisements and sponsorships sold by us or our competitors;

  .  the economic and business cycle and the recovery speed;

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

We depend on advertising sales for substantially all of our revenues, and our inability to increase advertising revenues will harm our business

   Revenues for the foreseeable future depend substantially on sales of advertising. In order to increase revenues, Salon needs to attract additional significant advertisers on an ongoing basis. We may not be able to attract or retain a sufficient number of advertisers in the future, and if we cannot, our business would likely be severely harmed. If we do not sell a sufficient number of advertisements or do not engage a sufficient number of advertisers during a particular period, our business could be severely harmed.

   Increasing our advertising revenues depends upon many factors, including whether we will be able to:

  .  successfully sell and market our network to advertisers and sponsors;

  .  increase our user base;

  .  increase the amount of revenues we receive per advertisement;

  .  increase awareness of the Salon brand;

  .  successfully sell new ad units and formats;

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

The length of our sales cycles is uncertain and variable and may lead to shortfalls in revenues and fluctuations in our operating results

   Our dependence on advertising subjects us to the risk of revenue shortfalls because the sales cycles for advertising vary significantly, and during these cycles we may expend substantial funds and management resources while not obtaining advertising revenues. If sales are delayed or do not occur, our financial results for a particular period may be harmed. The time between the date of initial contact with a potential customer and the signing of an advertising order may range from as little as one week to up to nine months. Sales of advertising are subject to factors over which we have little or no control, including:

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

   Due to recurring operating losses, we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. We may be unable to retain our current key employees or attract, integrate or retain other qualified employees in the future. Additionally, it is often more difficult to attract employees once a company's stock is publicly traded because the exercise price of equity awards such as stock options are based on the public market, which is highly volatile. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed.

The integration of new management personnel may interfere with our operations

   During the fiscal year, we have hired new management personnel and made management team changes. To integrate into Salon, new individuals must spend a significant amount of time learning our business model and management system in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted in and will continue to result in some disruption to our ongoing operations.

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

Our technology development efforts may not be successful in improving the functionality of our network which could result in reduced traffic on our network

   We have developed a proprietary online publishing system. If this system does not work as intended, or if we are unable to continue to develop this system to keep up with the rapid evolution of technology for content delivery on the Internet, our network of Web sites may not operate properly which could harm our business. Additionally, software product design, development and enhancement involves creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm our business. Moreover, complex software products like our online publishing system frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although we have tested and will continue to test our publishing system, errors or deficiencies may be found in the system that may impact our business adversely.

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

Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

   Substantially all of our communications hardware and computer hardware operations for our Web sites are located at Exodus facilities in Sunnyvale, California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems and cause interruptions in our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our network of Web sites and could cause advertisers and sponsors to terminate any agreements with us. In addition, we could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems. We do not presently have a formal disaster recovery plan.

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

Privacy concerns could impair our business

   We have a policy against using personally identifiable information obtained from users of our site and services without the user's permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we use this information without permission or in violation of our policy, we may face potential liability for invasion of privacy for compiling and providing information to our corporate customers and electronic commerce merchants. We voluntarily register members in order to tailor content to them and assist advertisers in fulfilling advertising campaigns. However, privacy concerns may cause users to resist providing the personal data necessary to support this capability. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit use of registration at our site. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Union, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed.

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

Our stock may be delisted from the NASDAQ National Market

   In connection with our listing on The NASDAQ National Market (NASDAQ) we must maintain compliance with several requirements related to the trading price of our stock, our financial condition and our periodic reporting with the Securities and Exchange Commission (SEC) among other issues. In the event that we are not able to comply with the NASDAQ requirements we may be delisted from the NASDAQ. On June 13, 2001, we received a notice from NASDAQ that our common stock would be delisted in connection with our failure to maintain a minimum bid price of $1.00. We have appealed the NASDAQ determination, which appeal will be heard on July 26, 2001. Pending the outcome of the appeal, our common stock will continue to be listed on NASDAQ. We anticipate seeking stockholder approval for a reverse stock split which would have the effect of raising our stock price above $1.00 for an indeterminate period of time. A delisting may negatively impact the value of our stock as stocks trading on the over-the-counter market, which will most likely be where our stock will be traded, are typically less liquid and trade with larger variations between the bid and ask price. The loss of our NASDAQ listing would most likely harm our business and its financial condition.

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

Salon's stock price may fluctuate significantly regardless of Salon's actual operating performance

   Salon's common stock is listed for trading on the NASDAQ National Market. The trading price of Salon's common stock may be highly volatile. Salon's stock price may be subject to wide fluctuations in response to a variety of factors, including:

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   Salon's exposure to market risk for changes in interest rates relates primarily to Salon's investment portfolio. Salon places its investments with high credit issuers in short-term securities with maturities of up to three months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Salon has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

ITEM 8. Consolidated Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----

Consolidated Balance Sheets as of March 31, 2001 and 2000.................  32

Consolidated Statements of Operations for the years ended March 31, 2001,

 2000, and 1999...........................................................  33

Statements of Stockholders' Equity for the years ended March 31, 2001,

 2000, and 1999...........................................................  34

Consolidated Statements of Cash Flows for the years ended March 31, 2001,

 2000, and 1999...........................................................  35

Notes to Consolidated Financial Statements................................  36

Report of Independent Accountants.........................................  51

Selected Quarterly Financial Data (unaudited).............................  52

                            SALON MEDIA GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  3,047  $ 17,982
  Accounts receivable, net.................................      474     2,425
  Prepaid expenses and other current assets................      201       407
                                                            --------  --------
    Total current assets...................................    3,722    20,814
Property and equipment, net................................    2,731     2,312
Other assets...............................................    1,375       186
Intangible assets, net.....................................    1,395     4,088
                                                            --------  --------
    Total assets........................................... $  9,223  $ 27,400
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities................. $  2,517  $  4,149
  Deferred revenue.........................................      223       210
  Capital lease obligations, current.......................      203       154
  Short term borrowings....................................      --         90
                                                            --------  --------
    Total current liabilities..............................    2,943     4,603
Other long term liabilities................................      153       149
Capital lease obligations, long term.......................      325       324
                                                            --------  --------
    Total liabilities......................................    3,421     5,076
                                                            --------  --------
Commitments and Contingencies (Note 11)
Stockholders' equity:
  Common stock, $0.001 par value, 50,000,000 shares
   authorized, 14,139,626 and 12,546,569 shares issued and
   outstanding at March 31, 2001 and March 31, 2000........       14        13
  Additional paid-in capital...............................   78,404    78,448
  Advertising receivable from stockholder..................   (7,075)   (7,884)
  Unearned compensation....................................     (231)   (2,098)
  Accumulated deficit......................................  (65,310)  (46,155)
                                                            --------  --------
    Total stockholders' equity.............................    5,802    22,324
                                                            --------  --------
    Total liabilities and stockholders' equity............. $  9,223  $ 27,400
                                                            ========  ========

          See accompanying notes to Consolidated Financial Statements

                            SALON MEDIA GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                     Year ended March 31,
                                                   ---------------------------
                                                     2001      2000     1999
                                                   --------  --------  -------
Net revenues...................................... $  7,202  $  8,002  $ 2,921
                                                   --------  --------  -------
Operating expenses:
  Production, content and product.................    9,809    10,193    4,505
  Sales and marketing.............................    7,160    15,577    3,655
  Research and development........................    1,598     1,591      486
  General and administrative......................    3,523     2,511      553
  Amortization of intangibles.....................    1,207     1,023      --
  Write-down of long-lived assets.................    3,517       --       --
                                                   --------  --------  -------
    Total operating expenses......................   26,814    30,895    9,199
Loss from operations..............................  (19,612)  (22,893)  (6,278)
Interest income...................................      591     1,129       45
Other income (expense), net.......................     (134)     (126)     --
                                                   --------  --------  -------
Net loss..........................................  (19,155)  (21,890)  (6,233)
Preferred deemed dividend.........................      --    (11,515)    (271)
                                                   --------  --------  -------
Net loss attributable to common stockholders...... $(19,155) $(33,405) $(6,504)
                                                   ========  ========  =======
Basic and diluted net loss per share attributable
 to common stockholders........................... $  (1.48) $  (3.63) $(16.63)
Weighted average shares used in computing basic
 and diluted net loss per share attributable to
 common stockholders..............................   12,962     9,204      391



          See accompanying notes to Consolidated Financial Statements

                            SALON MEDIA GROUP, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                             Preferred         Common                Advertising
                               Stock            Stock     Additional Receivable                               Total
                          ----------------  -------------  Paid-In      from       Unearned   Accumulated Stockholders'
                          Shares   Amount   Shares Amount  Capital   Stockholder Compensation   Deficit      Equity
                          ------  --------  ------ ------ ---------- ----------- ------------ ----------- -------------
Balance, March 31,
 1998...................   3,449  $  7,955     375  $  1   $ 1,109     $   --      $  (624)    $ (6,246)    $  2,195
Series C convertible
 preferred and common
 stock warrants issued
 for cash...............     902     2,824     --    --        615         --          --           --         3,439
Shares issued under
 employee stock plans...     --        --       55   --         11         --          --           --            11
Preferred stock warrants
 issued in connection
 with bank borrowings...     --        --      --    --         99         --          --           --            99
Preferred stock warrants
 issued in connection
 with distribution
 agreements.............     --        --      --    --        217         --          --           --           217
Unearned compensation...     --        --      --    --        764         --         (764)         --           --
Amortization of unearned
 compensation...........     --        --      --    --        --          --          554          --           554
Shares issued for
 acquisition............     464     5,010     --    --        --          --          --           --         5,010
Shares issued for domain
 name...................     --        --       17   --         61         --          --           --            61
Preferred dividend......     --        --      --    --        271         --          --          (271)         --
Net loss................     --        --      --    --        --          --          --        (6,233)      (6,233)
                          ------  --------  ------  ----   -------     -------     -------     --------     --------
Balance, March 31,
 1999...................   4,815    15,789     447     1     3,147         --         (834)     (12,750)       5,353
Series C convertible
 preferred and common
 stock warrants issued
 for cash...............   2,968     9,511     --    --      1,424         --          --           --        10,935
Shares issued under
 employee stock plans...     --        --      522   --        210         --          --           --           210
Shares issued in
 connection with initial
 public offering........     --        --    2,500     3    23,858         --          --           --        23,861
Conversion of preferred
 to common stock........  (7,783)  (25,300)  7,783     8    25,292         --          --           --           --
Shares issued upon
 exercise of over-
 allotment..............     --        --      100   --        997         --          --           --           997
Shares issued upon
 exercise of warrants...     --        --       70   --        --          --          --           --           --
Shares issued in
 connection with
 advertising agreement..     --        --    1,125     1     8,085      (8,086)        --           --           --
Warrants issued in
 association with
 Advertising agreement..     --        --      --    --        244         --          --           --           244
Amortization of
 advertising
 receivable.............     --        --      --    --        --          202         --           --           202
Unearned compensation...     --        --      --    --      3,676         --       (3,676)         --           --
Amortization of unearned
 compensation...........     --        --      --    --        --          --        2,412          --         2,412
Preferred dividend......     --        --      --    --     11,515         --          --       (11,515)         --
Net loss................     --        --      --    --        --          --          --       (21,890)     (21,890)
                          ------  --------  ------  ----   -------     -------     -------     --------     --------
Balance, March 31,
 2000...................     --        --   12,547    13    78,448      (7,884)     (2,098)     (46,155)      22,324
Shares issued under
 employee stock plans...     --        --      325   --        134         --          --           --           134
Shares issued for
 acquisitions...........     --        --    1,268     1     1,469         --          --           --         1,470
Unearned compensation...     --        --      --    --     (1,647)        --        1,693          --            46
Amortization of unearned
 compensation...........     --        --      --    --        --          --          174          --           174
Amortization of
 advertising
 receivable.............     --        --      --    --        --          809         --           --           809
Net loss................     --        --      --    --        --          --          --       (19,155)     (19,155)
                          ------  --------  ------  ----   -------     -------     -------     --------     --------
Balance, March 31,
 2001...................     --   $    --   14,140  $ 14   $78,404     $(7,075)    $  (231)    $(65,310)    $  5,802
                          ======  ========  ======  ====   =======     =======     =======     ========     ========

          See accompanying notes to Consolidated Financial Statements.

                            SALON MEDIA GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended March 31,
                                                  ---------------------------
                                                    2001      2000     1999
                                                  --------  --------  -------
Cash flows from operating activities:
Net loss......................................... $(19,155) $(21,890) $(6,233)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Write-down of long lived assets................    3,517       --       --
  Stock-based compensation and warrant
   amortization..................................      269     2,467      554
  Depreciation and amortization..................    2,057     1,505      299
  Amortization of discount on short-term
   borrowings....................................      --         40        6
  Allowance for doubtful accounts................      283       347       30
  Amortization of advertising receivable from
   stockholder...................................      809       202      --
  Changes in assets and liabilities:
    Accounts receivable..........................    1,668    (2,274)    (277)
    Prepaid expenses, other current assets and
     other assets................................   (1,027)      335     (343)
    Accounts payable and accrued liabilities.....   (1,800)    2,828      971
    Deferred revenue.............................       13      (331)     495
                                                  --------  --------  -------
      Net cash used in operating activities......  (13,366)  (16,771)  (4,498)
                                                  --------  --------  -------
Cash flows from investing activities:
Purchase of property and equipment...............   (1,043)   (1,552)    (495)
Acquisitions, net of liabilities assumed.........     (400)      --        29
                                                  --------  --------  -------
      Net cash used in investing activities......   (1,443)   (1,552)    (466)
                                                  --------  --------  -------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock,
   net...........................................      --     10,935    3,439
  Proceeds from issuance of common stock, net....      134    25,067       11
  Proceeds from bank borrowings..................      --        --       462
  Principal payments under capital leases........     (170)      (63)     --
  Repayment of short-term borrowings.............      (90)     (388)    (120)
                                                  --------  --------  -------
      Net cash (used in) provided by financing
       activities................................     (126)   35,551    3,792
                                                  --------  --------  -------
  Net (decrease) increase in cash and cash
   equivalents...................................  (14,935)   17,228   (1,172)
  Cash and cash equivalents at beginning of
   period........................................   17,982       754    1,926
                                                  --------  --------  -------
  Cash and cash equivalents at end of period..... $  3,047  $ 17,982  $   754
                                                  ========  ========  =======
Amount paid for interest......................... $    118  $    126  $    39
Supplemental schedule of non-cash investing and
 financing activities:
  Issuance of stock in connection with
   advertising agreement......................... $    --   $  8,086  $   --
  Unearned compensation in connection with the
   issuance of stock options.....................    1,461     3,676      764
  Issuance of stock and warrants in connection
   with acquisition..............................    1,469       --     5,010
  Issuance of warrants in connection with bank
   borrowings....................................      --        --        99
  Issuance of warrants in connection with
   agreements....................................      --        244      217
  Issuance of stock in connection with domain
   name..........................................      --        --        61
  Value assigned to reciprocal advertising
   agreements....................................       63     1,424      472
  Property and equipment purchased under capital
   lease.........................................      221       536      --

          See accompanying notes to Consolidated Financial Statements

                            SALON MEDIA GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (amounts in thousands, except per share data)

Note 1. The Company

   Salon Media Group, Inc ("Salon" or the "Company") is an Internet media company that produces a total network of ten primary subject-specific, demographically targeted web sites, with an audio streaming web site and two online communities designed to attract Internet advertisers and electronic commerce partners. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

Note 2. Summary of Significant Accounting Policies

 Basis of Presentation

   These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flow from operations since inception and has an accumulated deficit at March 31, 2001 of $65,310. These factors raise substantial doubt about Salon's ability to continue as a going concern.

   Salon plans on reducing expenses to match anticipated revenues to reach cash-flow breakeven during the fiscal year ending March 31, 2002. However, until cash-flow breakeven is reached, Salon will continue to use its current cash on hand, working capital, and cash flows from operations. If Salon is unable to generate sufficient cash flows from operations or should management determine it to be prudent, Salon may seek additional sources of capital. There can be no assurance that Salon will be able to obtain such financing, if necessary, on terms which are favorable or at all.

   In the event that Salon is unable to increase revenues or financing is unavailable, management is developing alternative plans which will entail the reduction of expenses to levels that could be financed by revenues generated. There can be no assurance that a further cost cutting exercise will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on Salon's business and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Reclassification

   Certain reclassifications of prior year amounts have been made to conform with the current year's presentation.

 Principles of consolidation

   The consolidated financial statements include the accounts of Salon and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

                                   SALON.COM

                 (amounts in thousands, except per share data)


 Cash equivalents

   Salon considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

 Property and equipment

   Property and equipment are recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided on a straight-line basis over the useful lives of the asset, principally three years for computer hardware and software, and five years for furniture and office equipment. Depreciation of leasehold improvements is provided on a straight-line basis over the useful life of the asset or the term of the lease, whichever is shorter.

 Intangible assets

   Goodwill and purchased intangibles are carried at cost less accumulated amortization. Amortization is computed on a straight-line basis over five years.

 Impairment of long-lived assets

   Salon periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At the occurrence of an event or change in circumstances, Salon evaluates the potential impairment of an asset based on the estimated future undiscounted cash flows attributable to such assets. In the event impairment exists, Salon will measure the amount of such impairment based on the present value of the estimated future cash flows using a discount rate commensurate with the risks involved.

 Revenue recognition

   Salon recognizes revenues once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Revenues are recognized ratably in the period over which Salon's obligations are fulfilled.

   The majority of Salon's revenues are derived from the sale of promotional space on its Internet properties. Services offered range from short-term advertisements to long-term arrangements, which may include the development of co-branded, integrated websites. Revenues derived from such arrangements are recognized during the period which the service is provided, provided that no significant obligations remain at the end of the period. Salon's obligations typically include the guarantee of a minimum number of impressions, or number of times that an advertisement appears in pages viewed by users of Salon's websites. To the extent the minimum guaranteed impressions are not delivered, Salon defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved.

   Salon generates revenue from the licensing of content which has appeared in Salon's websites. Revenue is recognized ratably over the contract term for major agreements, or upon receipt of amounts due from minor agreements. Salon offers The Well, a paid monthly subscription service, as one of its websites. Revenue is recognized ratably over the period that services are provided. Product sales revenues are recognized upon receipt of payment from a fulfillment contractor.

   Advertising revenues include barter revenues, which are the exchange by Salon of advertising space on Salon's Web sites for reciprocal advertising space on other Web sites or the exchange of goods or services. In

                                   SALON.COM

                 (amounts in thousands, except per share data)

accordance with the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) Issue No. 99-17, revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements delivered and are recognized when the advertisements are run on Salon's Web sites. Barter expenses are recorded when Salon's advertisements are run on the reciprocal Web sites, which is typically in the same period as when advertisements are run on Salon's Web sites. Barter revenues represented 0.9%, 17.8% and 16.2% of total revenues for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

 Software development costs

   Research and development expenditures to enhance Salon's proprietary software, originally developed to manage its web sites, are capitalized as software development costs as Salon plans on marketing the software. Salon capitalized $674 of expenditures incurred subsequent to the establishment of technological feasibility during the fiscal year ended March 31, 2001. Such development activity did not occur in prior periods. These amounts will be depreciated over an eighteen-month period starting April 1, 2001. All other expenditures are expensed as incurred.

 Website development costs

   Salon recognizes website development costs in accordance with the EITF Issue No. 00-02, "Accounting for Website Development Costs." As such, Salon expenses all costs incurred that relate to the planning and post implementation phases of development of its websites. Direct costs incurred in the development phase are capitalized and recognized over the product's estimated useful life. Costs associated with repair or maintenance for the website are expensed in the accompanying consolidated statements of operations.

 Advertising Costs

   Salon expenses advertising costs as they are incurred. Advertising expense was $1,208, $7,804 and $629 for the fiscal years ended March 31, 2001, 2000 and 1999. Of these total expenses, barter advertising cost represents $63, $1,427 and $472 for the fiscal years ended March 31, 2001, 2000 and 1999. Advertising costs include amortization of an advertising receivable from a stockholder of $809, $202, and $0 for the fiscal years ended March 31, 2001, 2000 and 1999.

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

 Stock-based compensation

   Salon accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" (APB 25), and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25" (FIN 44), and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Under

                                   SALON.COM

                 (amounts in thousands, except per share data)

APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of Salon's stock and the exercise price. Salon accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

 Financial instruments

   The carrying amounts of Salon's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of their short maturities. Fair value of bank borrowings and capital lease obligations, if any, approximates carrying value since they bear interest at current market rates.

 Concentrations of credit risk

   Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Salon's cash and cash equivalents are held with high credit quality financial institutions and may at times exceed federally insured amounts.

   Salon performs ongoing credit evaluations of its customers, but does not require collateral. Salon provides an allowance for credit losses which it periodically adjusts to reflect management's expectations of future losses. Two customers accounted for 16% and 10%, respectively, of total trade accounts receivable at March 31, 2001 and no customer accounted for more than 10% of total trade accounts receivable at March 31, 2000. One customer accounted for 10% of total revenue for the fiscal year ended March 31, 2001, no customer accounted for more than 10% of total revenue for the fiscal year ended March 31, 2000 and one customer accounted for 13% of total revenue for the fiscal year ended March 31, 1999.

 Comprehensive income

   Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, Salon has not had any transactions that are required to be reported in comprehensive income that are excluded from the net loss for the periods presented.

 Net loss per share

   Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock as their effect would be anti-dilutive.

   Diluted net loss per share attributable to common stockholders for the years ended March 31, 2001, 2000 and 1999 does not include the effect of common stock equivalent shares, comprised of stock options, common stock warrants and convertible preferred stock on an "as if converted" basis as the effect of their inclusion is anti-dilutive during each period as follows:

        Fiscal Year                                                     Dilutive
      Ended March 31,                                                    Shares
      ---------------                                                   --------
         2001..........................................................  4,961
         2000..........................................................  3,173
         1999..........................................................  6,833

                                   SALON.COM

                 (amounts in thousands, except per share data)

 Recent accounting pronouncements

   In June 1998, the FASB issued SFAS No.133, "Accounting for Derivatives and Hedging Activities." (SFAS No. 133), SFAS No.133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, SFAS No.133, requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship and further, on the type of hedging relationship. Salon will adopt SFAS No. 133, as amended, effective April 1, 2001 but does not expect that it will have a material impact on its consolidated financial statements. To date, Salon has not engaged in derivative or hedging activities.

Note 3. Bank Borrowings

   In April 1998, Salon entered into a borrowing agreement with a bank which provided for an equipment term loan up to $300. Interest on amounts outstanding were at the bank's prime rate plus 0.5%. All amounts owed under this agreement were paid as of March 31, 2001.

   On September 23, 1999, Salon obtained a revolving line of credit from a bank for a maximum amount of $2,000 which included a sub-limit of $1,500 for the issuance of standby letters of credit. Borrowings under the agreement were based on 80% of eligible receivables with interest at the bank's prime rate. The agreement expired on December 31, 2000 with no amounts then outstanding and was not renewed by the bank. Standby letters of credit previously issued by the bank were subsequently collateralized by like amounts in certificates of deposit with the bank. At March 31, 2001 Salon has $871 in certificates of deposit as collateral for the standby letters of credit, classified as a component of "Other assets" in its Consolidated Balance Sheet as of March 31, 2001. Subsequent to March 31, 2001 letters of credit outstanding were reduced to $801 as were the collateral certificates of deposit.

                                   SALON.COM

                 (amounts in thousands, except per share data)

Note 4. Balance Sheet Components

                                                          Year ended March 31,
                                                          ----------------------
                                                             2001       2000
                                                          ----------  ----------
Accounts receivable, net:
  Accounts receivable.................................... $      554  $   2,719
  Less: allowance for doubtful accounts..................        (80)      (294)
                                                          ----------  ---------
                                                          $      474  $   2,425
                                                          ==========  =========
Property and equipment, net
  Computer hardware and software......................... $    2,168  $   1,909
  Leasehold improvements.................................      1,009        967
  Furniture and office equipment.........................        607        510
  Software development costs.............................        674        --
                                                          ----------  ---------
                                                               4,458      3,386
  Less accumulated depreciation and amortization.........     (1,727)    (1,074)
                                                          ----------  ---------
                                                             $ 2,731  $   2,312
                                                          ==========  =========

   Depreciation expense for the years ended March 31, 2001, 2000 and 1999 was $849, $483 and $243, respectively. Included in computer hardware and software and furniture and office equipment are assets under capital leases amounting to $784 and $536 as of March 31, 2001 and 2000 respectively. The related accumulated depreciation for these assets was $228 and $59 as of March 31, 2001 and 2000 respectively.

Other assets
  Restricted cash.................................................. $ 1,025 $--
  Other............................................................     350  186
                                                                    ------- ----
                                                                    $ 1,375 $186
                                                                    ======= ====

   Restricted cash at March 31, 2001 includes $871 in time deposits held at financial institutions as collateral for Salon's letters of credit pursuant to various office lease agreements and $154 held by Salon as collateral for an office sublease agreement.

Intangible assets, net
  Goodwill.................................................... $ 3,555  $ 3,555
  Tradename...................................................   1,200    1,200
  Proprietary technology......................................     355      305
  Other.......................................................     158       50
                                                               -------  -------
                                                                 5,268    5,110
  Less accumulated amortization...............................  (3,873)  (1,022)
                                                               -------  -------
                                                               $ 1,395  $ 4,088
                                                               =======  =======
Accounts payable and accrued liabilities
  Accounts payable............................................ $   820  $ 1,831
  Salaries and wages payable..................................     989      958
  Accrued marketing expenses..................................     --       462
  Other accrued expenses......................................     708      898
                                                               -------  -------
                                                               $ 2,517  $ 4,149
                                                               =======  =======

                                   SALON.COM

                 (amounts in thousands, except per share data)

Note 5. Acquisitions

 MP3Lit.com:

   On May 5, 2000, Salon acquired MP3Lit.com (MP3Lit), a web site dedicated to offering spoken word and audio literature recordings in the MP3 format. The acquisition of MP3Lit consisted of: (i) 380 shares of common stock valued at $3.375 per share; (ii) $400 of cash consideration; (iii) warrants to purchase 100 shares of common stock over a five-year period at a price of $10.50 per share. The warrants were valued at $185 using the Black-Scholes option-pricing model, applying an expected life of five years, a weighted average risk-free rate of 6.73%, an expected dividend yield of 0%, a volatility of 90% and a deemed fair value of common stock of $1.85; and (iv) acquisition costs of $135. An additional 888 shares have been issued and are held in escrow. These shares are contingent upon the achievement of certain business benchmarks over a three-year period. If the business benchmarks are achieved, the shares will be released to certain former stockholders of MP3Lit. When the contingencies are resolved, the shares will be recorded at their fair value on the respective dates, as either an additional cost of the acquisition or as compensation expense of the appropriate period.

   Salon's acquisition of MP3Lit has been accounted for under the purchase method of accounting which requires the results of MP3Lit to be included in the consolidated financial statements since the date of acquisition and also requires the purchase price to be allocated to the acquired assets and liabilities of MP3Lit on the basis of their estimated fair values as of the date of acquisition. The assets acquired consist primarily of identifiable intangible assets and goodwill. Identifiable intangible assets acquired include the purchase of audio streaming technology which serves as the platform for Salon Audio, digital downloadable spoken word recordings, an acquired workforce and non-compete agreements which are being amortized over a five-year period. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired resulted in $1,873 of goodwill. During the fiscal year ended March 31, 2001 Salon determined that no significant income could be generated in the near future from the sale of digital downloadable spoken word recordings which was Salon's original intent in acquiring MP3Lit. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $1,717 during fiscal year 2001, net of $156 amortization previously recorded.

                                   SALON.COM

                 (amounts in thousands, except per share data)


   The following unaudited pro forma consolidated financial information presents the consolidated results of Salon as if the MP3Lit acquisition had occurred at the beginning of each period presented and includes adjustments for amortization of goodwill and other intangible assets, as well as the write-off of goodwill discussed above. There was no activity for MP3Lit for the period from April 1, 1999 to August 31, 1999 as the date of inception of MP3Lit was not until September 1, 1999. This pro forma financial information is not intended to be indicative of the results of operations that would have been achieved if the acquisition had been consummated at these dates or of Salon's actual or future results:

                                                       Year ended March 31,
                                                       ----------------------
                                                          2001        2000
                                                       ----------  ----------
                                                            (unaudited)
Net revenues.......................................... $    7,202  $    8,002
Net loss attributable to common stockholders..........    (19,189)    (35,473)
Basic and diluted net loss per share attributable to
 common stockholders..................................      (1.47)      (3.76)

 The Well:

   On March 29, 1999 Salon acquired The Well LLC, an online community, for 464 shares of Series C preferred stock valued at $10.80 per share and incurred acquisition costs of $114. The acquisition, which was accounted for as a purchase business combination, resulted in $3,555 of goodwill and $1,555 of intangible assets to be amortized over a five-year period. The Well's operating earnings have been included in Salon's consolidated statements of income since the date of acquisition.

   During the fourth quarter of the fiscal year ended March 31, 2001 Salon determined that future cash flows from The Well could not support the carrying value of The Well's goodwill and consequently recorded an impairment charge of $1,800 representing the difference between the carrying value and the discounted net present value of the expected future net cash flows.

Note 6. Employee Stock Purchase Plan and Option Plan

   Salon has an Employee Stock Purchase Plan (the "ESPP") to provide substantially all employees whose customary employment is more than 20 hours per week for more than five months in any calendar year eligibility to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Participant account balances are used to purchase shares of Salon common stock at the lesser of 85 percent of the fair market value of shares on either the first day or the last day of the designated payroll deduction period (the Offering Period), as chosen by the Board of Directors at its discretion, whichever is lower. The aggregate number of shares purchased by an employee may not exceed 2.0 shares in any one Offering Period, generally six months (subject to limitations imposed by the Internal Revenue Code). A total of 500 shares are available for purchase under the ESPP. The ESPP was suspended on March 1, 2001.

   Salon issued 67 shares at an average price of $0.99 per share during the fiscal year ended March 31, 2001 and 15 shares at an average price of $6.85 during the fiscal year ended March 31, 2000. The weighted average fair value of rights granted under the ESPP in accordance with SFAS No. 123 was $0.45, $1.61 and $0 per share for the years ended March 31, 2001, 2000 and 1999 respectively.

Note 7. 401(k) Savings Plan

   Salon's 401(k) Savings Plan (the "401(k) Plan") is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms. Participants may contribute from 1% to 15% of

                                   SALON.COM

                 (amounts in thousands, except per share data)

compensation, subject to statutory limitations. Effective March 23, 2001 participants may contribute from 1% to 20% of compensation. Employer matching contributions are discretionary based on a certain percentage of a participant's contributions as determined by management of Salon. Salon has not made any discretionary contributions to the 401(k) Plan through March 31, 2001.

Note 8. Re-incorporation and Stock Split

   On April 8, 1999, Salon's Articles of Incorporation were amended to (i) increase the amount of authorized shares of preferred stock to 8,108.75 and common stock to 12,500 and (ii) increase the number shares of preferred stock designated as Series C to 4,500. In conjunction with the increase in Series C preferred stock, 4,500 shares of Salon's common stock were reserved for issuance upon conversion of the Series C preferred stock.

   In April 1999, Salon reincorporated in Delaware, and effected a one for two split of its common and preferred stock. In connection with the re-incorporation, Salon authorized an increase in the amount of authorized shares of common stock to 50,000. All share data and stock option plan information has been restated to reflect the split and the re-incorporation.

Note 9. Stockholders' Equity

 Preferred stock

   In April 1999, Salon authorized 5,000 shares of a new class of preferred stock whose preferences, rights and privileges are to be decided by the Board of Directors. At March 31, 2001 there were no shares of preferred stock outstanding.

 Convertible preferred stock

   Convertible preferred stock from Series A, B and C at March 31, 1999 consisted of 4,815 shares. On April 14, 1999, Salon completed an additional offering of Series C preferred stock. Pursuant to this offering, a total of 2,968 additional shares of Series C preferred stock were sold at a price of $3.88 per share, for total proceeds to Salon of $11,515. The difference between the offering price and the deemed fair value of the common stock on the date of the transaction resulted in a beneficial conversion feature in the amount of $11,515. The beneficial conversion feature is reflected as a preferred deemed dividend in the consolidated statement of operations for the year ended March 31, 2000.

   On June 23, 1999, in association with Salon's initial public offering, 7,783 shares of Salon's preferred stock were converted to a like amount of common stock.

 Convertible preferred stock warrants

   In July 1998, Salon issued a warrant to purchase 79 shares of Series B preferred stock at an exercise price of $3.16 per share in connection with an online distribution agreement. Salon valued the warrant at $217 using the Black-Scholes option pricing model and amortized this amount to sales and marketing expense through its fiscal year ended March 31, 2000 in its Consolidated Statement of Operations. Upon completion of the initial public offering, the warrant was converted to the right to purchase an equivalent number of Salon's common stock at the same exercise price per share. The warrant may be exercised at any time within 5 years after issuance and expires in July 2003. The warrant has not been exercised as of March 31, 2001.

                                   SALON.COM

                 (amounts in thousands, except per share data)


   In September 1998, Salon issued warrants to purchase up to 220 shares of common stock at an exercise price of $0.52 per share in connection with the sale of Series C convertible preferred stock. Salon valued the warrants at $615 using the Black-Scholes option pricing model and applied the amount to additional paid-in capital. The allocation of proceeds between convertible preferred stock and warrants resulted in a beneficial conversion feature in the amount of $271 which was reflected as a preferred deemed dividend in the Consolidated Statement of Operations for the fiscal year ended March 31, 1999. Upon completion of the initial public offering, the warrant was converted to the right to purchase an equivalent number of Salon's common stock at the same exercise price per share. The warrants may be exercised at any time within 10 years after issuance and expire in September 2008. As of March 31, 2001, warrants to purchase 173 shares of common stock were exercisable.

   In April 1999, Salon issued warrants to purchase 148 shares of Series C preferred stock at an exercise price of $3.88 per share. Salon valued the warrants using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk-free interest rate of 5.14%, an expected dividend yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrants of $1.4 million was netted against the proceeds from Salon's initial public offering. Upon completion of the initial public offering, the warrants were converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price per share. The warrants may be exercised at any time within five years after issuance and expire in April 2004. The warrants have not been exercised as of March 31, 2001.

   In April 1999, Salon issued warrants to purchase 26 shares of Series C preferred stock at an exercise price of $3.88 per share. Salon valued the warrant using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk-free interest rate of 5.14%, an expected dividends yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrants of $244 is being amortized through Salon's fiscal year ending March 31, 2002 as a component of sales and marketing expense in the Consolidated Statement of Operations. Upon completion of Salon's initial public offering, the warrants were converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price per share. The warrants may be exercised at any time within five years after issuance and expire in April 2004. The warrants have not been exercised as of March 31, 2001.

 Common stock warrants

   In June 1999, Salon issued warrants to purchase 6 shares of common stock at an exercise price of $10.06 per share. Salon valued the warrants using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk-free interest rate of 5.5%, an expected dividend yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.06. The fair market value of the warrants of $47 is being amortized through Salon's fiscal year ending March 31, 2002 as a component of sales and marketing expense in the Consolidated Statement of Operations. The warrants may be exercised at any time within five years after issuance and expire in June 2004. The warrants have not been exercised as of March 31, 2001.

                                   SALON.COM

                 (amounts in thousands, except per share data)


 Reserved Stock

   Salon had reserved shares of stock for the following:

                                                               Year ended March
                                                                      31,
                                                               -----------------
                                                               2001  2000  1999
                                                               ----- ----- -----
Warrants......................................................   552   479   334
Convertible preferred stock...................................   --    --  4,815
Preferred stock............................................... 5,000 5,000   --
                                                               ----- ----- -----
                                                               5,552 5,479 5,149
                                                               ===== ===== =====

 Common stock issued for broadcast advertising

   In December 1999, Salon issued 1,125 shares of common stock, representing approximately 10% of Salon's then outstanding common stock to a broadcasting company in exchange for $11.8 million in advertising and promotional time to be delivered over ten years. Based on the then closing price of Salon's common stock, Salon recorded the value of the services to be rendered at $8.1 million which it is amortizing on a straight line basis over the life of the agreement. To date, the advertising company has delivered $1,562 of advertising and promotion time.

Note 10. Employee Stock Option Plan

   Under the Salon Internet, Inc. 1995 Stock Option Plan (Salon Plan) incentive and nonqualified stock options may be granted to officers, employees, directors and consultants of Salon. Options vest over periods of one to four years and have terms of ten years. The exercise price of options is determined by the Board of Directors and is generally at least equal to the fair market value of the stock on the grant date. At March 31, 2001, 2000 and 1999 Salon had 916, 163, and 191 shares, respectively, authorized and available for grants under this plan.

                                   SALON.COM

                 (amounts in thousands, except per share data)


   The following table summarizes activity under Salon's Plan from March 31, 1998 through March 31, 2001:

                                                     Number of Weighted Average
                                                      shares    Exercise Price
                                                     --------- ----------------
Balance March 31, 1998..............................   1,562        $0.20
Options granted.....................................     376        $0.38
Options terminated..................................    (199)       $0.28
Options exercised...................................     (55)       $0.20
                                                       -----
Balance March 31, 1999..............................   1,684        $0.24
Options granted.....................................   1,825        $7.37
Options terminated..................................    (291)       $3.74
Options exercised...................................    (506)       $0.21
                                                       -----
Balance March 31, 2000..............................   2,712        $4.64
Options granted.....................................   1,914        $1.36
Options terminated..................................    (859)       $3.66
Options exercised...................................    (258)       $0.26
                                                       -----
Balance March 31, 2001..............................   3,509        $3.43
                                                       =====


   The following table summarizes information about stock options outstanding at March 31, 2001:

                                  Options Outstanding        Options Exercisable
                            -------------------------------- --------------------
                                         Weighted
                                          Average
                                         Remaining  Weighted             Weighted
    Range of                 Number of  Contractual Average   Number of  Average
    Exercise                  Shares       Life     Exercise   Shares    Exercise
     Prices                 Outstanding   (Years)    Price   Exercisable  Price
    --------                ----------- ----------- -------- ----------- --------
   $0.20-$ 0.20............      533        6.0      $0.20        528     $0.20
   $0.32-$ 0.37............      762        9.5       0.36         82      0.32
   $0.52-$ 0.52............       52        7.2       0.52         30      0.52
   $1.38-$ 2.00............      924        9.4       1.79        --        --
   $2.92-$ 3.63............      159        8.2       3.04         67      2.92
   $5.06-$ 6.97............      203        8.5       5.69         70      5.72
   $8.50-$10.94............      876        8.4       9.49        341      9.62
                               -----                            -----
                               3,509        8.5      $3.42      1,118     $3.60
                               =====                            =====

   At March 31, 2000 and 1999 options to purchase 736 and 705 shares of common stock, respectively, were exercisable.

                                   SALON.COM

                 (amounts in thousands, except per share data)

   Salon has elected to follow the accounting provisions of APB 25 for stock-based compensation. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price from fair market value at the time of the grant. Any compensation expense is recognized ratably over the associated service period, which is generally the option vesting term. Accordingly, Salon recognized the following compensation expense associated with discounted options issued prior to Salon's initial public offering:

                                                               Year ended March
                                                                     31,
                                                               ----------------
                                                               2001  2000  1999
                                                               ---- ------ ----
   Production, content and product............................ $ 46 $1,189 $273
   Sales and marketing........................................  106    976  224
   Research and development...................................   11    189   43
   General and administrative.................................   11     58   14
                                                               ---- ------ ----
                                                               $174 $2,412 $554
                                                               ==== ====== ====

   The following information concerning the Plan is provided in accordance with SFAS No. 123. Prior to Salon's initial public offering, the fair value of each option granted to employees and consultants was determined using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. The weighted average grant date fair value per share of options granted during the years ended March 31, 2001, 2000 and 1999 was $0.98, $4.67 and $2.72, respectively.

                                                       Year Ended March 31,
                                                     --------------------------
                                                       2001       2000     1999
                                                     ---------  ---------  ----
   Risk-free interest rates......................... 4.56-6.44% 4.99-6.50% 5.66%
   Expected lives (in years)........................      4.00       4.00  4.00
   Expected volatility..............................     100.0%      90.0%  0.0%
   Dividend yield...................................       0.0%       0.0%  0.0%

   Using the above method and assumptions, had Salon accounted for compensation expense according to SFAS No. 123, the pro forma net loss would be as follows:

                                                    Year Ended March 31,
                                                  ---------------------------
                                                    2001      2000     1999
                                                  --------  --------  -------
   Net loss attributable to common stockholders:
     As reported................................. $(19,155) $(33,405) $(6,504)
     Pro forma...................................  (21,877)  (34,467)  (6,912)
   Basic and diluted net loss per share
    attributable to common stockholders:
     As reported.................................    (1.48)    (3.63)  (16.63)
     Pro forma...................................    (1.69)    (3.74)  (17.66)

Note 11. Commitments and Contingencies

   Salon has several non-cancelable operating lease agreements primarily for office space with various expiration dates through December 2009. The agreements provide for adjustments or escalations based upon changes in consumer price indices or operating expenses. Rent expense under operating lease agreements was $1,744, $749, and $284, for the years ended March 31, 2001, 2000 and 1999, respectively.

                                   SALON.COM

                 (amounts in thousands, except per share data)


   Salon leases various furniture and computer equipment under capital leases. In January 2000, Salon entered into a three-year master capital lease agreement with a credit limit of approximately $500. As of March 31, 2001 the available limit was utilized under three sub-lease agreements.

   Future minimum rental payments under capital leases and non-cancelable operating leases, are as follows:

                                                               Capital Operating
   Year Ending March 31,                                       Leases   Leases
   ---------------------                                       ------- ---------
   2002.......................................................  $ 263   $1,470
   2003.......................................................    272    1,349
   2004.......................................................     68    1,271
   2005.......................................................     24    1,083
   2006.......................................................    --       980
   2007, and thereafter.......................................    --     3,485
                                                                -----   ------
     Total minimum lease payments.............................    627   $9,638
                                                                        ======
       Less: interest.........................................    (99)
                                                                -----
     Present value of minimum lease payments..................    528
       Less: current portion..................................   (203)
                                                                -----
     Long-term portion of capital lease obligation............  $ 325
                                                                =====

   Salon subleases unused office space in two locations with lease agreements that expire at various dates through March 2004. Annual rental income totaled $575, $52 and $0 for the years ended March 31, 2001, 2000 and 1999, respectively. The income is recorded as an offset against rent expense. Future minimum rental receipts under non-cancelable lease agreements are as follows:

   Year ending March 31,                                                  Amount
   ---------------------                                                  ------
   2002.................................................................. $  760
   2003..................................................................    721
   2004..................................................................    236
                                                                          ------
                                                                          $1,717
                                                                          ======

Note 12. Income Taxes

   Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurring operating losses. At March 31, 2001, Salon has net operating loss carry-forwards of $42,971 and $22,464 for Federal and California purposes, respectively, available to reduce future taxable income, if any. These carry-forwards expire through 2020 and 2006 for Federal and California purposes, respectively, if not utilized beforehand.

   At March 31, 2001, Salon has research and development credit carry-forwards of $12 and $9 for Federal and California income tax purposes, respectively. The research and development credit carry-forwards expire beginning in the year 2011.

   The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a company. In the event Salon has a change in ownership, utilization of the carry-forwards could be restricted.

                                   SALON.COM

                 (amounts in thousands, except per share data)

   Temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                             Year ended March
                                                                    31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Net operating losses..................................... $ 15,921  $ 10,706
   Other....................................................    1,097       266
                                                             --------  --------
     Total deferred tax assets..............................   17,018    10,972
   Valuation allowance......................................  (17,018)  (10,972)
                                                             --------  --------
   Net deferred tax asset................................... $    --   $    --
                                                             ========  ========

   Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets.

   The difference between Salon's effective income tax rate and the federal statutory (34%) rate is as follows:

                                                      Year ended March 31,
                                                    --------------------------
                                                     2001      2000     1999
                                                    -------  --------  -------
   Statutory tax benefit........................... $(6,513) $(11,358) $(2,211)
   State taxes, net of federal benefit.............  (1,118)     (974)    (379)
   Permanent differences...........................     869     5,577      280
   Other...........................................     716       361      204
                                                    -------  --------  -------
     Total.........................................  (6,046)   (6,394)  (2,106)
   Change in valuation allowance...................   6,046     6,394    2,106
                                                    -------  --------  -------
                                                    $   --   $    --   $   --
                                                    =======  ========  =======

Note 13. Subsequent Events (unaudited)

   On May 16, 2001, Salon.com changed its name to Salon Media Group, Inc.

   In June 2001, Salon received a NASDAQ staff determination that the stock no longer qualified for listing. Salon has appealed, staying the effect of that determination. The hearing on this matter is set for July 26, 2001 and the ultimate result and timing of the decision on appeal are uncertain.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Salon Media Group, Inc.:

   In our opinion, the consolidated financial statements listed in the index on page 31 present fairly, in all material respects, the consolidated financial position of Salon Media Group, Inc. and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit at March 31, 2001 of $65,310,000 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The Company's ability to continue as a going concern is dependent upon, among other things, its ability to (a) achieve sufficient levels of net revenues to produce profitable operations and (b) generate adequate levels of liquidity through internally generated cash flows as well as additional sources of capital. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 1, 2001

                 Selected Quarterly Financial Data (unaudited)

                                                                         Loss
                                              Net     Gross     Net       per
   Quarter                                  Revenues Margin    Income    Share
   -------                                  -------- -------  --------  -------
                                             (in thousands, except per share
                                                          data)
   2001
     1st...................................  $1,759  $  (950) $ (4,520) $ (0.36)
     2nd...................................   2,197     (252)   (3,504)   (0.27)
     3rd...................................   2,270     (230)   (5,605)   (0.43)
     4th...................................     976   (1,175)   (5,526)   (0.42)
                                             ------  -------  --------
       Total...............................  $7,202  $(2,607) $(19,155) $ (1.48)
                                             ======  =======  ========
   2000
     1st...................................  $1,005  $(1,403) $(16,080) $(10.10)
     2nd...................................   1,378   (1,046)   (4,697)   (0.41)
     3rd...................................   3,016      365    (6,446)   (0.57)
     4th...................................   2,603     (107)   (6,182)   (0.50)
                                             ------  -------  --------
       Total...............................  $8,002  $(2,191) $(33,405) $ (3.63)
                                             ======  =======  ========

   The sum of the quarterly net loss per share amounts may not equal the full-year amounts since the computation of the weighted average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

ITEM 10. Directors and Executive Officers

   The information concerning Salon's directors and compliance with Section 16 of the Securities and Exchange Act of 1934 required by this item are incorporated by reference to Salon's Proxy Statement.

   The information concerning Salon's executive officers required by this item is incorporated by reference herein to the section of this Report in Part I,
Item 4, entitled "Executive Officers of the Registrant."

ITEM 11. Executive Compensation

   The information required by this item is incorporated by reference to Salon's Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference to Salon's Proxy statement.

ITEM 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference to Salon's Proxy statement.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   a) The following documents are filed as a part of this Report:

    1. Financial Statements: The information concerning Salon's financial statements, and the Report of PricewaterhouseCoopers LLP, Independent Accountants, required by this item is incorporated by reference herein to the section of this Report in Item 8, entitled "Financial Statements and Supplementary Data."

    2. Exhibits: The Exhibits listed are filed as part of, or incorporated by reference into, this Report.

      Exhibit
      Number   Description of Document
      -------  -----------------------
      3.2**    Certificate of Incorporation of Salon

      3.3**    Bylaws of Salon.

      4.1***** Fourth Amended and Restated Rights Agreement dated January 12,
               2000

     10.1*     1995 Stock Option Plan.

     10.2*     1999 Employee Stock Purchase Plan.

     10.3*     Form of Indemnity Agreement.

     10.4* Commercial Office Lease between T/W Associates and Registrant dated June 25, 1997.

     10.5*     Agreement of Lease between ZAPCO 1500 Investment L.P. and
               Registrant dated March 1998.

     10.6* Employment Agreement between Michael O'Donnell and Registrant dated November 7, 1996.

     10.6.1*** Employment Agreement between Robert O'Callahan and the Company dated June 26, 2000

     10.7*     Employment Agreement between Bruce Roberts and Registrant dated
               April 2,1999.

     10.8*     Warrant to Purchase Stock issued to Imperial Bancorp dated
               December 17, 1998.

     10.9*     Warrant to Purchase Stock issued to Imperial Bank dated April
               13, 1998.

     10.10*    Warrant to Purchase Stock issued to Imperial Bankcorp dated
               April   , 1997.

     10.11*    Warrant to Purchase Stock issued to America Online Inc. dated
               July   , 1998.

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

     10.14*    Warrant to Purchase Stock issued to H&Q Salon Investors, L.P.
               dated September 18, 1998.

     10.15*    Warrant to Purchase Stock issued to Daiwa Securities America
               Inc. dated April 14, 1999.

     10.16*    Warrant to Purchase Stock issued to ACT III Communications dated
               April 14, 1999.

     10.17*    Loan Agreement between Imperial Bank and Registrant dated April
               14, 1998.

     10.18**   Employment Agreement between Steven Reed and the Company dated
               May 31, 2000

      Exhibit
      Number   Description of Document
      -------  -----------------------
     10.18***  Amendment No. 2 To Anchor Tenant Agreement between America
               Online, Inc. and the Company.

     21.1***** Subsidiaries of Salon

     23.1      Consent of Independent Accountants

     99.1****  Business Summary of the Company

--------
* Incorporated by reference to the exhibit filed with the Registrant's Registration Statement report on Form S-1 filed on April 19, 1999.

** Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2000.

*** Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed on November 13, 2000.

**** Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on March 20, 2001

***** Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed on June 30, 2000.

   b) Reports on Form 8-K during the quarter ended March 31, 2001:

     Salon filed a Form 8-K on March 20, 2001 under Item 9 "Regulation FD Disclosure." The Form 8-K included as Exhibit 99.2 a Business Summary utilized by Salon in connection with a proposed private placement of securities with institutional investors.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Salon Media Group, Inc.

                                                   /s/ Michael O'Donnell
                                          By: _________________________________
                                                     Michael O'Donnell
                                                Chief Executive Officer and
                                                         President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

           /s/ David Talbot            Chairman of the Board,        June 28, 2001
______________________________________  Editor-in-Chief
             David Talbot

        /s/ Michael O'Donnell          Chief Executive Officer,      June 28, 2001
______________________________________  President and Director
          Michael O'Donnell             (Principal Executive
                                        Officer)

        /s/ Robert O'Callahan          Chief Financial Officer,      June 28, 2001
______________________________________  Treasurer and Director
          Robert O'Callahan             (Principal Financial
                                        Officer)

         /s/ Brian Dougherty           Director                      June 28, 2001
______________________________________
           Brian Dougherty

          /s/ Jim Rosenfield           Director                      June 28, 2001
______________________________________
            Jim Rosenfield

        /s/ Leonardo Mondadori         Director                      June 28, 2001
______________________________________
          Leonardo Mondadori

           /s/ Norman Lear             Director                      June 28, 2001
______________________________________
             Norman Lear

           /s/ Gary Adelson            Director                      June 28, 2001
______________________________________
             Gary Adelson