Form 10-K/A
period 2001-03-31
SALON MEDIA GROUP INC
filed 2001-07-27
CIK 1084332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A

                               Amendment No. 1 to
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2001

                         Commission file number 0-26395

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, based upon the closing sale price of the Common Stock on July 17, 2001 as reported on the Nasdaq National Market, was approximately $883,263. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on July 17, 2001 was 14,155,276 shares.

This Amendment contains 10 pages.

================================================================================

                                  FORM 10-K/A

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ending March 31, 2001 to include the
Part III information set forth herein:

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers and Directors

     Salon's executive officers and directors as of March 31, 2001 are as follows:

Name                                        Age           Position
------------------------------------    ---------        -------------------------------------------------------------
Michael O'Donnell                           37            Chief Executive Officer, President
David Talbot                                49            Chairman of the Board, Editor-in-Chief
Robert O'Callahan                           50            Chief Financial Officer, Treasurer and Secretary
Scott Rosenberg                             41            Senior Vice President, Editorial Operations
Patrick Hurley                              39            Senior Vice President, Business Operations
Leonardo Mondadori                          54            Director
Norman Lear                                 78            Director
Brian Dougherty(1)                          44            Director
Jim Rosenfield(2)                           71            Director
Gary Adelson(3)                             48            Director

(1)  Member of Audit Committee as of March 31, 2001.
(2)  Member of Compensation Committee as of March 31, 2001.
(3) Member of the Audit Committee as of March 31, 2001. Resigned from the Board in July 2001.

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

     Robert O'Callahan has served as Chief Financial Officer and Treasurer since July 2000. Since August 2000 he has also served as Secretary. From July 1999 through July 2000, he served as Director, Worldwide Planning and Treasury with Banter, Inc., a venture funded software development firm. From August 1997 to December 1999, he worked at Dain Bosworth, Inc., and John G. Kinnard & Co. as a
securities analyst.   From 1992 to 1997, Mr. O'Callahan was Chief Financial
Officer of Consan, Inc. a wholesale distributor of digital mass storage equipment. Mr. O'Callahan holds a master's degree in management, with concentrations in marketing and finance, from the J.L. Kellogg Graduate School of Management at Northwestern University, a juris doctor degree from the University of Washington School of Law, and a bachelor of arts degree from the University of Washington.

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

     Leonardo Mondadori has served as a Director of Salon since November 1999. Since April 1982, Mr. Mondadori has been the Chairman of Arnoldo Mondadori Editore, Italy's largest publishing company.

     Norman Lear has served as a Director of Salon since April 1999. Mr. Lear has been the Chairman of Act III Communications Holdings, LP, a multimedia entertainment company, since it was founded in 1986. He founded Tandem Productions, Inc. in 1959 and produced television programs including All in the Family, Sanford & Son and The Jeffersons. Mr. Lear is a member of the Television Academy Hall of Fame.

     Brian Dougherty has served as a Director of Salon since November 1999. Mr. Dougherty is the founder, Chairman and Chief Technology Officer for Wink Communications, a publicly traded company that provides a complete end-to-end system for electronic commerce on television. Before founding Wink in 1994, Mr. Dougherty founded Geoworks, a computer software company delivering operating systems for handheld devices.

     Jim Rosenfield has served as a Director of Salon since April 1998. Mr. Rosenfield has been the President of JHR & Associates, a media consulting firm, since 1998. From 1994 to 1998, Mr. Rosenfield was Managing Director at the investment banking firm of Veronis Suhler & Associates. From 1987 to 1994, he was Chairman and Chief Executive Officer of John Blair Communications, Inc., a television sales and syndication company. From 1965 to 1985, Mr. Rosenfield held various executive positions at CBS Corporation, a television broadcasting and media company, including Executive Vice President of the Broadcast Group. Mr. Rosenfield holds a bachelor of arts degree in English from Dartmouth College.

     Gary Adelson served as a Director of Salon from March 2001 to July 2001. Mr. Adelson has been a Partner in EastWest VentureGroup since 1996. In 1993, Mr. Adelson founded Interactive Cable Systems, a private cable and telephony company which was acquired by MCI.

Item 11.  Executive Compensation.

                    EXECUTIVE COMPENSATION AND OTHER MATTERS

     The following table sets forth information concerning the compensation during the fiscal years ended March 31, 1999, March 31, 2000 and March 31, 2001 of the Chief Executive Officer and the four other most highly compensated executive officers and two former executive officers whose total salary and bonus for fiscal 2001 exceeded $100,000 for services in all capacities to the company.

                           Summary Compensation Table


                                                                                                Long Term
                                                                                              Compensation
                                                                                                 Awards
                                                      Annual Compensation                   ------------------
                                               ------------------------------------             Securities           All Other
       Name and Principal Position              Year       Salary          Bonus(1)         Underlying Options     Compensation
------------------------------------------     ------     --------         --------         ------------------     -------------
Michael O'Donnell........................       2001      $225,000          $75,000              140,384             $   -0-
 President and Chief Executive Officer          2000      $175,000          $50,507              250,000             $   -0-
                                                1999      $145,000          $30,304                  -0-             $   -0-

David Talbot.............................       2001      $225,000          $75,000              131,884             $   -0-
 Chairman and Editor in Chief                   2000      $175,000          $50,507              250,000             $   -0-
                                                1999      $145,000          $30,304                  -0-             $   -0-

Robert O'Callahan........................       2001      $120,705          $   -0-              136,188             $   -0-
    Secretary and Chief Financial Officer       2000      $    -0-          $   -0-                  -0-             $   -0-
                                                1999      $    -0-          $   -0-                  -0-             $   -0-

Patrick Hurley...........................       2001      $146,054          $50,000               48,188             $   -0-
 Senior Vice President - Business               2000      $100,000          $18,538               40,000             $   -0-
  Operations                                    1999      $ 56,888          $ 2,324               10,000             $   -0-

Scott Rosenberg..........................       2001      $151,317          $   -0-               40,188             $   -0-
 Senior Vice President - Editorial              2000      $115,000          $ 1,500               35,000             $   -0-
  Operations                                    1999      $ 75,000          $   300                  -0-             $   -0-

Andrew Ross (3)..........................       2001      $137,981          $50,000               18,000             $50,000(2)
 Executive Vice President - Business            2000      $135,000          $40,509                5,000             $   -0-
  Development                                   1999      $108,646          $20,304               15,000             $   -0-

Steve Reed (4)...........................       2001      $185,949          $   -0-              110,000             $26,667(2)
    Senior Vice President - Media Sales         2000      $    -0-          $   -0-                  -0-             $   -0-
                                                1999      $    -0-          $   -0-                  -0-             $   -0-

--------------------
(1)  Bonuses are principally based on performance.   Items shown are paid within
     a fiscal year but may have been earned in a prior fiscal year.

(2)  Amounts paid in connection with the termination of employment.

(3) Mr. Ross served as Executive Vice President - Business Development from June 1998 to December 2000.

(4) Mr. Reed served as Senior Vice President - Media Sales from June 2000 to December 2000.

Stock Options Granted in Fiscal 2001

     The following table provides the specified information concerning grants of options to purchase Salon's Common Stock made during the fiscal year ended March 31, 2001, to the persons named in the Summary Compensation Table.

                                               Option Grants in Last Fiscal Year
                                                                                                  Potential Realized Value at
                                                                                                  Assumed Annual Rates of Stock
                                                                                                  Price Appreciation for Option
                                                     Individual Grants                                       Term(3)
                                 --------------------------------------------------------------   -----------------------------
                                   Number of      % of Total
                                   Securities      Options           Exercise
                                   Underlying     Granted to          or Base
                                    Options       Employees in         Price       Expiration
          Name                     Granted(1)     Fiscal Year        ($/Sh)(2)        Date             5%               10%
----------------------------     ------------- -----------------    ----------  ---------------    ----------        ----------
Michael O'Donnell...........            21,046              1.12%        $2.00        8/16/2010      $ 26,471          $ 67,084
                                       104,954              5.57%        $2.00        8/16/2010      $132,010          $334,539
                                        14,384              0.76%        $0.37        3/21/2011      $  3,464          $  8,669

David Talbot................            19,630              1.04%        $2.00        8/16/2010      $ 24,690          $ 62,570
                                        97,870              5.19%        $2.00        8/16/2010      $123,100          $311,959
                                        14,384              0.76%        $0.37        3/21/2011      $  3,464          $  8,669

Robert O'Callahan...........           100,000              5.31%        $1.38        7/23/2010      $106,834          $251,561
                                        10,000              0.53%        $2.00        8/16/2010      $ 12,578          $ 31,875
                                        15,000              0.80%        $0.37        3/21/2011      $  3,613          $  9,040
                                        11,188              0.59%        $0.37        3/21/2011      $  2,694          $  6,742

Patrick Hurley..............            17,000              0.90%        $2.00        8/16/2010      $ 21,382          $ 54,187
                                        20,000              1.06%        $1.38        11/6/2011      $ 17,195          $ 43,728
                                        11,188              0.59%        $0.37        3/21/2011      $  2,694          $  6,742

Scott Rosenberg.............            19,000              1.01%        $2.00        8/16/2010      $ 23,898          $ 60,562
                                        10,000              0.53%        $1.38        11/6/2011      $  8,597          $ 21,864
                                        11,188              0.59%        $0.37        3/21/2011      $  2,694          $  6,742

Andrew Ross.................            18,000              0.96%        $2.00        8/16/2010      $ 22,640          $ 57,375

Steve Reed..................            69,565              3.69%        $1.44        6/19/2010      $ 62,889          $159,374
                                        30,435              1.62%        $1.44        6/19/2010      $ 27,514          $ 69,727
                                        10,000              0.53%        $2.00        8/16/2010      $ 12,578          $ 31,875

--------------------
(1) All options granted in fiscal 2001 were granted pursuant to Salon's 1995 Stock Option Plan (the "1995 Plan"). These options generally vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by Salon. Under the 1995 Plan, the Board retains discretion to modify the terms, including the price, of outstanding options. Options expiring on March 21, 2011 vest fully in one year.

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

Option Exercises and Fiscal 2001 Year-End Values

     The following table sets forth information concerning the state of options held as of March 31, 2001 by the persons named in the Summary Compensation Table above.


                             AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

                                                               Number of Securities           Value of Unexercised
                                                          Underlying Unexercised Options      In-the-Money Options
                                  Shares                       at Fiscal Year End(1)          at Fiscal Year End(2)
                               Acquired on    Value       ------------------------------  ------------------------------
        Name                     Exercise   Realized       Exercisable     Unexercisable   Exercisable     Unexercisable
-------------------------        --------   --------      --------------   -------------  --------------   -------------
Michael O'Donnell........           -0-      $     0         369,375          281,009        $29,250            $-0-
David Talbot.............           -0-      $     0         234,374          272,510        $14,062            $-0-
Robert O'Callahan........           -0-      $     0             -0-          136,188        $   -0-            $-0-
Patrick Hurley...........           -0-      $     0          23,021           75,167        $   -0-            $-0-
Scott Rosenberg..........           -0-      $     0          21,666           60,293        $   762            $-0-
Andrew Ross..............       141,196      $53,135             -0-              -0-        $   -0-            $-0-
Steve Reed...............           -0-      $     0             -0-              -0-        $   -0-            $-0-

(1) Company stock options generally vest one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by Salon. All options are exercisable only to the extent vested. Options expiring on March 21, 2011 vest fully in one year.

(2) The value of the unexercised in-the-money options is based on a fair market value of $0.3125, the closing price of Salon's Common Stock (on March 30, 2001 as reported on the NASDAQ National Market) and is net of the exercise price of such options. Does not include options that had an exercise price greater than $0.3125.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     In November 1996, Salon entered into an Employment Agreement with Mr. O'Donnell, the Chairman of the Board, President and Chief Executive Officer of Salon (the "Agreement"). The Agreement provides for the payment to Mr. O'Donnell of a $175,000 minimum base annual salary and an annual bonus of up to $50,000. Pursuant to the Agreement, Mr. O'Donnell was granted an option under the 1995 Option Plan to purchase eight percent (8%) of Salon's then outstanding capital stock at a purchase price of $0.20 per share. The Agreement also provides for the following severance benefits if Mr. O'Donnell's employment with Salon terminates involuntarily or if Mr. O'Donnell terminates his employment with Salon voluntarily for "Good Reason." He will be entitled to salary payments until the earlier of nine (9) months following his termination or until he begins other employment. If Mr. O'Donnell resigns within one (1) year of a change of control of Salon because of (a) a decrease in his base salary or a material decrease in any of his then-existing bonus plans or employee benefits; or (b) a material adverse change in his title, authority, responsibilities or duties, then he will be entitled to salary payments until the earlier of nine
(9) months following his resignation or change in title or authority or until he begins other employment. As of April 2001, Mr. O'Donnell had agreed to an interim 15% reduction of base salary for an indefinite period.

     In July 2000, Salon entered into an Employment Agreement with Mr. O'Callahan, the Chief Financial Officer of Salon (the "Agreement"). The Agreement provides for the payment to Mr. O'Callahan of a $175,000 minimum base annual salary and an annual bonus of up to $25,000. Mr. O'Callahan was granted an option under the 1995 Option Plan to purchase 100,000 shares of Salon's then outstanding capital stock at the closing price of the stock as of the date of grant. In case of a company merger, sale or reorganization, and Mr. O'Callahan's position is eliminated, relocated or reduced he would receive one year's worth of compensation and one year's accelerated option vesting. As of April 2001, Mr. O'Callahan had agreed to an interim 15% reduction of base salary for an indefinite period.

Compensation of Directors

     Directors receive no compensation for serving as directors of Salon, except that Mr. Rosenfield receives an attendance fee for board meetings attended, which totaled $7,500 during the fiscal year. Salon granted to Mr. Rosenfield options to purchase 6,750 shares of common stock at an exercise price of $2.00 per share, and options to purchase 20,000 shares of common stock at an exercise price of $0.37 per share. Salon also granted to Mr. Dougherty options to purchase 10,000 shares of common stock at an exercise price of $2.00 per share. Salon also granted to Mr. Mondadori options to purchase 10,000 shares of common stock at an exercise price of $2.00 per share. The options are subject to vesting over four years.

Item 12.  Stock Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of July 17, 2001, certain information with respect to the beneficial ownership of Salon's Common Stock by (i) each stockholder known by Salon to be the beneficial owner of more than five percent (5%) of Salon's Common Stock, (ii) each director and director-nominee of Salon,
(iii) the Chief Executive Officer, the four other most highly compensated executive officers and two other former most highly compensated executive officers of Salon as of March 31, 2001, and (iv) all directors and executive officers of Salon as a group.

                                                              Number of Shares
                Name and Address                                Beneficially             Percent of Common Stock
             of Beneficial Owner(1)                               Owned (2)                  Outstanding(3)
------------------------------------------------              -----------------          -----------------------
5% Stockholders

Adobe Systems Incorporated(4)...................                  2,133,977                        15.1%
345 Park Avenue
San Jose, CA  95126

William R. Hambrecht (5)........................                  1,639,831                        11.6%
539 Bryant Street, Suite 100
San Francisco, CA  94107

Rainbow Media Holdings, Inc.(6).................                  1,125,000                         7.9%
1111 Stewart Ave.
Bethpage, NY  11714

Bruce R. Katz(7)................................                    888,167                         6.3%
c/o Rosewood Stone Group
2320 Marinship Way, Ste. 240
Sausalito, CA 94965

Granite Ventures LLC(8).........................                    877,103                         6.2%
One Bush Street
San Francisco, CA, 94104

Constellation Venture Capital (9)...............                    731,830                         5.2%
Bear Stearns Asset Management
575 Lexington Ave.
New York, NY  10022
Named Executive Officers and Directors

Michael O'Donnell(10)...........................                    432,512                         3.1%

David Talbot(11)................................                    626,791                         4.4%

Jim Rosenfield(12)..............................                     49,499                           *

                                                              Number of Shares
               Name and Address                                 Beneficially      Percent of Common
            of Beneficial Owner(1)                                Owned (2)      Stock Outstanding(3)
------------------------------------------------              -----------------  --------------------
Norman Lear (13)................................                    141,753             1.0%
Leonardo Mondadori (14).........................                     52,097               *
Brian Dougherty (15)............................                     43,437               *
Gary Adelson....................................                        -0-               *
Robert O'Callahan (16)..........................                     29,583               *
Patrick Hurley (17).............................                     32,999               *
Scott Rosenberg (18)............................                     71,812               *
Andrew Ross.....................................                        -0-               *
Steve Reed......................................                        -0-               *
Directors and executive officers as a group (12
 persons).......................................                  1,480,483             9.2%

--------------------------------------
*    Less than one percent (1%).

(1) The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2) Options granted under the Salon Internet, Inc. 1995 Stock Option Plan generally vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's employment.

(3) Calculated on the basis of 14,155,276 shares of Common Stock outstanding as of July 17, 2001, except that shares of Common Stock underlying options exercisable within sixty (60) days of July 17, 2001 and currently exercisable warrants to acquire shares of Common Stock are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants, as applicable.

(4)  Includes 194,177 shares held by Adobe Ventures II, L.P.

(5) Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and is the manager of this entity. WR Hambrecht + Co., LLC directly owns 565,916 shares of Salon. Mr. Hambrecht directly owns 1,073,915 shares of Salon. Mr. Hambrecht disclaims beneficial ownership of all the shares of Salon held directly by the LLC other than his proportionate ownership interest.

(6) Rainbow Media Holdings, Inc. is a subsidiary of Cablevision Systems Corporation (NYSE:CVC).

(7) Consists of 437,129 shares held by Bruce R. Katz individually, 9,076 shares held by John Hallett for the benefit of Bruce R. Katz and 441,962 shares held by Whole Earth Lectronic Link, Inc.

(8) Consists of 53,617 shares held by Adobe Ventures II, L.P., 280,207 shares held by H&Q Salon Investors, L.P., 316,852 shares held by H&Q Adobe Ventures Management L.P., 33,317 shares held by H&Q Adobe Ventures Management II L.P., 47,700 shares held by Standish O'Grady, 141,160 shares issuable upon exercise of warrants held by Adobe Ventures II, L.P. and 4,250 shares held by Granite Ventures, LLC. Because voting and investment decisions concerning the above securities may be made by or in conjunction with the other reporting persons, each of the reporting persons may be deemed a member of a group that shares voting and dispositive power over all of the above securities but disclaims beneficial owner of any securities other than those directly held by such reporting person.

(9) Consists of 530,192 shares held by Constellation Venture Capital, L.P., 114,138 shares held by Constellation Venture Offshore, L.P. and 87,500 shares held by Bear Stearns Asset Management Inc.

(10) Includes 426,916 shares subject to options that may be exercised within sixty (60) days of July 17, 2000.

(11) Includes 289,791 shares subject to options that may be exercised within sixty (60) days of July 17, 2000, includes 2,577 shares held by Camille Peri, Mr. Talbot's spouse and a former employee of the Company and also includes 5,154 shares held in trust for the benefit of Mr. Talbot's children. Mr. Talbot disclaims beneficial ownership of the shares held individually by his spouse and in trust for his children.

(12) Includes 39,343 shares subject to options that may be exercised within sixty (60) days of July 17, 2000.

(13) Includes 12,887 shares issuable upon exercise of warrants.

(14) Includes 13,437 shares subject to options that may be exercised within sixty (60) days of July 17, 2000.

(15) Includes 13,437 shares subject to options that may be exercised within sixty (60) days of July 17, 2000.

(16) Includes 29,583 shares subject to options that may be exercised within sixty (60) days of July 17, 2000.

(17) Includes 32,999shares subject to options that may be exercised within sixty
     (60) days of July 17, 2000.

(18) Includes 30,583 shares subject to options that may be exercised within sixty (60) days of July 17, 2000.


Compensation Committee Interlocks and Insider Participation

     None of Salon's executive officers have served as a member of a compensation committee or board of directors of any other entity which has an executive officer serving as a member of Salon's board of directors.

Item 13.  Certain Relationships and Related Transactions

     In March 2000, Salon entered into a publishing and joint-marketing agreement with Arnoldo Mondadori Editore, of which Leonardo Mondadori is a principal shareholder.

     In October 2000, Salon loaned David Talbot $75,179 with market interest.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Salon's executive officers, directors and persons who beneficially own more than 10% of Salon's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish Salon with copies of all Section 16(a) forms filed by such persons.

     Based solely on Salon's review of such forms furnished to Salon and written representations from certain reporting persons, Salon believes that all filing requirements applicable to Salon's executive officers, directors and more than ten percent (10%) stockholders were complied with except for Form 4 for Steve Reed, then Vice President of Sales, for stock option grants in August 2000, filed three days late; Jim Rosenfield, for stock option grants in August 2000, filed three days late, Michael O'Donnell, for stock option grants in August 2000, filed in April 2001; David Talbot, for stock option grants in August 2000, filed in April 2001; Leonardo Mondadori, for stock option grants in August 2000, filed in April 2001; Brian Dougherty, for stock purchases and stock option grants in August 2000, filed in June 2001; and, Form 3 for Steve Reed, then Vice President of Sales, filed in August 2000 for a June 2000 event. Forms 4 for March 2001 on behalf of Michael O'Donnell, David Talbot, Robert O'Callahan, Patrick Hurley, Leonardo Mondadori and James Rosenfield were filed in April 2001 a day late.

ITEM 14.  Index of Financial Statements and Financial Statement Schedule

     None


                                  Form 10-K/A

                                AMENDMENT NO. 1

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                    SALON MEDIA GROUP, INC.

                    By: /s/ Michael O'Donnell
                        -------------------------------------
                        Michael O'Donnell
                        President and Chief Executive Officer


     Date:  July 27, 2001