Form 10-Q
period 2001-06-30
SALON MEDIA GROUP INC
filed 2001-08-14
CIK 1084332

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

                  For the quarterly period ended June 30, 2001
                                       or

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the transition period from         to

                        Commission file number 0-26395

                            SALON MEDIA GROUP, INC.
            (Exact name of Registrant as specified in its charter)

                 Delaware                               94-3228750
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

                               _________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 8, 2001 was 14,155,276 shares.
================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON.COM
INDEX

--------------------------------------------------------------------------------

                                                                                                                  Page
PART I    FINANCIAL INFORMATION                                                                                  Number
ITEM 1:   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
          March 31, 2001.........................................................................................   3

          Condensed Consolidated Statements of Operations for the three months ended
          June 30, 2001 and 2000 (unaudited).....................................................................   4

          Condensed Consolidated Statements of Cash Flows for the three months ended
          June 30, 2001 and 2000 (unaudited).....................................................................   5

          Notes to Unaudited Condensed Consolidated Financial Statements.........................................   6

ITEM 2:   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.............................................................................................   9

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk.............................................  26

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings......................................................................................  26

ITEM 2.   Changes in Securities and Use of Proceeds..............................................................  26

ITEM 3.   Defaults upon Senior Securities........................................................................  26

ITEM 4.   Submission of Matters to a Vote of Security Holders....................................................  26

ITEM 5.   Other Information......................................................................................  26

ITEM 6:   Exhibits and Reports on Form 8-K.......................................................................  27

          Signatures.............................................................................................  27

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                            SALON MEDIA GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                     June 30,         March 31,
                                                                       2001             2001
                                                                   (unaudited)
                                                                   -----------       ----------
Assets
    Current assets:
       Cash and cash equivalents                                    $   1,362         $   3,047
       Accounts receivable, net                                           427               474
       Prepaid expenses and other current assets                          156               201
                                                                    ---------         ---------
        Total current assets                                            1,945             3,722
    Property and equipment, net                                         1,867             2,731
    Other assets                                                        1,286             1,375
    Intangible assets, net                                              1,282             1,395
                                                                    ---------         ---------
        Total assets                                                $   6,380         $   9,223
                                                                    =========         =========
Liabilities and stockholders' equity
    Current liabilities:
       Accounts payable and accrued liabilities                     $   2,379         $   2,720
       Deferred revenue                                                   347               223
                                                                    ---------         ---------
        Total current liabilities                                       2,726             2,943
    Long-term liabilities                                                 414               478
                                                                    ---------         ---------
        Total liabilities                                               3,140             3,421
                                                                    ---------         ---------
Stockholders' equity:
    Common stock, $0.001 par value, 50,000,000 shares
       authorized, 14,155,276 and 14,139,626 shares
       issued and outstanding at June 30, 2001
       and March 31, 2001                                                  14                14
    Additional paid-in-capital                                         78,518            78,404
    Advertising receivable from stockholder                            (6,873)           (7,075)
    Unearned compensation                                                (189)             (231)
    Accumulated deficit                                               (68,230)          (65,310)
                                                                    ---------         ---------
        Total stockholders' equity                                      3,240             5,802
                                                                    ---------         ---------
        Total liabilities and stockholders' equity                  $   6,380         $   9,223
                                                                    =========         =========

       The accompanying notes are an integral part of these condensed consolidated financial statements

                            SALON MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                                   Three Months Ended
                                                                                        June 30,
                                                                           -----------------------------------
                                                                               2001                   2000
                                                                           -----------            ------------
Net revenues                                                               $       973            $      1,759
                                                                           -----------            ------------
Operating expenses:
     Production, content and product                                             1,527                   2,709
     Sales and marketing                                                           800                   2,440
     Research and development                                                      218                     388
     General and administrative                                                    464                     626
     Amortization of intangibles                                                   113                     323
     Write-down of long-lived assets                                               782                       -
                                                                           -----------            ------------
         Total operating expenses                                                3,904                   6,486
                                                                           -----------            ------------

Loss from operations                                                            (2,931)                 (4,727)
Other income, net                                                                   11                     207
                                                                           -----------            ------------
Net loss                                                                   $    (2,920)           $     (4,520)
                                                                           ===========            ============

Basic and diluted net loss per share attributable to                       $     (0.22)           $      (0.36)
     common stockholders

Weighted average shares used in computing basic                                 13,434                  12,638
     and diluted net loss per share attributable
     to common stockholders

The accompanying notes are an integral part of these condensed consolidated financial statements

                            SALON MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                              Three Months Ended
                                                                                                   June 30,
                                                                                         ----------------------------
                                                                                            2001              2000
                                                                                         ---------         ----------
Cash flows from operating activities:
   Net loss                                                                              $  (2,920)        $   (4,520)
   Adjustments to reconcile net loss to net cash used in operating activities:

     Write-down of long lived assets                                                           782                  -
     Stock-based compensation and warrant amortization                                          63                 17
     Depreciation and amortization                                                             309                521
     Allowance for doubtful accounts                                                            30                 18
     Amortization of advertising receivable from stockholder                                   202                202
     Changes in assets and liabilities:
        Accounts receivable                                                                     17                987
        Prepaid expenses, other current assets and other assets                                113                 67
        Accounts payable and accrued liabilities                                              (333)              (759)
        Deferred revenue                                                                       124                122
                                                                                         ---------         ----------
           Net cash used in operating activities                                            (1,613)            (3,345)
                                                                                         ---------         ----------

Cash flows from investing activities:
   Purchase of property and equipment                                                           (6)              (317)
   Acquisitions, net of liabilities assumed                                                      -               (400)
                                                                                         ---------         ----------
           Net cash used in investing activities                                                (6)              (717)
                                                                                         ---------         ----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                       6                 20
   Principal payments under capital leases                                                     (72)               (45)
   Repayment of short-term borrowings                                                            -                (30)
                                                                                         ---------         ----------
           Net cash used in financing activities                                               (66)               (55)
                                                                                         ---------         ----------

Net decrease in cash and cash equivalents                                                   (1,685)            (4,117)
Cash and cash equivalents at beginning of period                                             3,047             17,982
                                                                                         ---------         ----------
Cash and cash equivalents at end of period                                               $   1,362         $   13,865
                                                                                         =========         ==========

Amount paid for interest                                                                 $      22         $       23
Supplemental schedule of non-cash investing and financing activities:
   Unearned compensation in connection with cancellation of stock options                        -               (859)
   Issuance of stock and warrants in connection with acquisition                               108              1,469
   Value assigned to reciprocal advertising agreements                                           -                 45
   Property and equipment purchased under capital lease                                          -                 94


The accompanying notes are an integral part of these condensed consolidated financial statements

                            SALON MEDIA GROUP, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (amounts in thousands, except per share data)

1. The Company

     Salon Media Group, Inc. (Salon) is an Internet media company that produces a total network of ten subject-specific websites, of which one is an audio streaming website, and hosts two online communities designed to attract Internet advertisers and electronic commerce partners. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

2. Basis of Presentation

     The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows as of June 30, 2001 and for the three months ended June 30, 2001 and 2000. The condensed consolidated balance sheet data as of March 31, 2001 is derived from the audited financial statements which are included in Salon's report on Form 10-K. These consolidated financial statements and notes thereto should be read in conjunction with Salon's audited financial statements, filed with the Securities and Exchange Commission on Form 10-K, as amended, as of March 31, 2001. Within the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three months ended June 30, 2001 are not necessarily indicative of the expected results for any other interim period or the fiscal year ending March 31, 2002.

     These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flow from operations since inception and has an accumulated deficit at June 30, 2001 of $68,230. These factors raise substantial doubt about Salon's ability to continue as a going concern.

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

     In the event that Salon is unable to increase revenues or financing is unavailable, management is developing alternative plans which will entail a further reduction of expenses to levels that could be financed by revenues generated. There can be no assurance that a further cost cutting exercise will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on Salon's business and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Salon Premium

     In April 2001, Salon began Salon Premium, a paid subscription service. Salon Premium offers readers who pay either $30 for a one year subscription or $50 for a two year subscription, access to exclusive new content; the option to view Salon content without advertising banners and pop-ups; access

                            SALON MEDIA GROUP, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (amounts in thousands, except per share data)

to select unabridged content that is currently offered for free (abridged versions will continue to be available free for non-subscribers) and the ability to easily download content in text format, a convenience that will enable readers to view additional Salon articles when not connected to the Internet. Revenue is recognized ratably over the period that services are provided.

4. Net Loss Per Share

     Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period.

     Diluted net loss per share attributable to common stockholders for the three months ended June 30, 2001 and 2000 does not include the effect of common stock equivalent shares, comprised of stock options, common stock warrants and contingently issuable shares, of 5,143,525 and 4,103,275 respectively, as the effect of their inclusion is anti-dilutive during each period.

5. Concentrations

     One customer, who acquired Salon's website publishing software, accounted for 16% of total revenues for the three months ended June 30, 2001 and no customer accounted for more than 10% of total revenue for the three months ended June 30, 2000. Salon did not record any barter revenues for the three months ended June 30, 2001 and recorded $45 of barter revenue or 3% of total revenues for the three months June 30, 2000. Two customers accounted for 14% and 13% of the total accounts receivable balance at June 30, 2001, respectively, and one customer accounted for 10% of the total accounts receivable balance at June 30, 2000.

6. Software Development Costs

     During the fiscal year ended March 31, 2001 Salon capitalized $674 of expenditures incurred to enhance Salon's proprietary software as Salon contemplated marketing the software. During the period ended June 30, 2001 Salon discontinued all development and dedicated internal marketing efforts to focus efforts on its core content, production and maintenance. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $674 in the three months ended June 30, 2001.

                            SALON MEDIA GROUP, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (amounts in thousands, except per share data)


7. Stock-Based Compensation

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

                                          For the three months ended June 30,
                                          -----------------------------------
                                              2001                       2000
                                          --------                   --------
Production, content and product           $     21                   $      8
Sales and marketing                             15                          6
Research and development                         -                          2
General and administrative                       6                          1
                                          --------                   --------
                                          $     42                   $     17
                                          ========                   ========

8. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations." This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The implementation of this standard is not expected to have a significant impact on Salon's financial condition or results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001. The implementation of this standard is not expected to have a significant impact on Salon's financial condition or results of operations.

     In June 1998, the FASB issued SFAS No.133, "Accounting for Derivatives and Hedging Activities." (SFAS No. 133), SFAS No.133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, SFAS No.133, requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship and further, on the type of hedging relationship. Salon adopted SFAS No. 133, as amended, effective April 1, 2001 with no impact on its consolidated financial statements. To date, Salon has not engaged in derivative or hedging activities.

--------------------------------------------------------------------------------
PART I:   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


This section and other parts of this Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties, including, but not limited to, statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources. Although Salon Media Group, Inc. believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such plans, intentions or expectations will be achieved. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon's public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

     Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors That May Affect Our Future Results and Market Price of Stock." In this report, the words "anticipates," "believes," "expects," "estimates," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Overview

     Salon Media Group, Inc. (Salon) is an Internet media company that produces a total network of ten subject-specific websites, of which one is an audio streaming website, and hosts two online communities -- Table Talk, a free interactive forum and The Well, a paid subscription service. Subsequent to June 30, 2001, Table Talk was converted to a paid subscription service. Salon believes that its network of websites combines the thoughtfulness of print, the timeliness of television and the interactivity of talk radio.

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

     Salon believes that its original, award-winning content allows Salon to attract and retain users who are younger, more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its network of websites and online communities a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online.

Results of Operations For The Three Months Ended June 30, 2001 Compared To The Three Months Ended June 30, 2000

Net Revenues:

     Net revenues decreased 45% to $1.0 million for the three months ended June 30, 2001 from $1.8 million for the three months ended June 30, 2000. The decrease in revenue was attributable to an overall contraction in the United States economy and the fact that e-commerce or Internet businesses cut advertising without compensating increases from more established advertisers. For the three months ended June 30, 2001 Salon recognized $0.2 million of website management software sales and no comparable amounts last year. Salon cannot predict when or if it may generate additional software sales.

     In April 2001, Salon began Salon Premium, a paid subscription service. Salon Premium offers readers who pay either $30 for a one year subscription or $50 for a two year subscription, access to exclusive new content; the option to view Salon content without advertising banners and pop-ups; access to select unabridged content that is currently offered for free (abridged versions will continue to be available free for non-subscribers) and the ability to easily download content in text format, a convenience that will enable readers to view additional Salon articles when not connected to the Internet. Revenue is recognized ratably over the period that services are provided. Salon recognized $0.1 million of Salon Premium revenue and deferred $0.3 million of revenue for the three months ended June 30, 2001 based on approximately 9,000 subscribers. Salon estimates that it may generate annual revenue of $0.9 to $1.8 million from Salon Premium.

     Sponsorship and banner advertising revenues accounted for approximately 52% and 88% of net revenues for the three months ended June 30, 2001 and 2000, respectively. Barter transactions, included in sponsorship and advertising revenues, were 3% of net revenues for the three months ended June 30, 2000. There were no barter transactions for the three months ended June 30, 2001.

     One customer, who acquired Salon's website publishing software, accounted for 16% of total revenues for the three months ended June 30, 2001 and no customer accounted for more than 10% of total revenue for the three months ended June 30, 2000.

Production, Content and Product:

     Production, content and product expenses during the three months ended June 30, 2001 were $1.5 million versus $2.7 million for the three months ended June 30, 2000, a decline of $1.2 million or 44%. The 44% decrease in production, content and product costs for the three months ended June 30, 2001 versus June 30, 2001, is primarily attributable to a $0.7 million decrease in salaries and benefits from staff lay-offs between periods and the effect of a 15% salary reduction this year and $0.3 from reduced purchases of freelance articles. Subsequent to March 31, 2001, Salon eliminated eight staff positions to conserve cash.

Sales and Marketing:

Sales and marketing expenses during the three months ended June 30, 2001 were $0.8 million versus $2.4 million for the three months ended June 30, 2000, a decline of $1.6 million or 67%. The decrease in sales and marketing is primarily attributable to staff reductions between periods and the effect of a 15% salary reduction this year which reduced expenses by $0.7 million and the curtailment of advertising and marketing expenditures which resulted in saving of an additional $0.9 million. Subsequent to March 31, 2001, Salon eliminated three staff positions to conserve cash.

     Included in sales and marketing expenses are non-cash advertising expenses related to an investment in Salon by Rainbow Media Holdings, Inc. of $8.1 million which is being amortized over a ten year period. Amortized amounts were $0.2 million for both the three months ended June 30, 2001 and 2000.

Research and Development:

     Research and development expenses during the three months ended June 30, 2001 were $0.2 million versus $0.4 million for the three months ended June 30, 2000, a decline of $0.2 million or 44%. The 44% decrease is primarily attributable to staff reductions between periods and the effect of a 15% salary reduction this year. Subsequent to March 31, 2001, Salon eliminated three staff positions to conserve cash and has ceased work on non-essential projects.

General and Administrative:

     General and administrative expenses during the three months ended June 30, 2001 were $0.5 million versus $0.6 million for the three months ended June 30, 2000, a decline of $0.1 million or 26%. The 26% decrease is primarily attributable to staff reductions between periods and the effect of a 15% salary reduction this year.

Amortization of Intangibles:

     Amortization of intangible expenses during the three months ended June 30, 2001 were $0.1 million versus $0.3 million for the three months ended June 30, 2000, a decline of $0.2 million or 65%. During the fiscal year ended March 31, 2001 goodwill resulting from the acquisition of The Well and MP3Lit.com was written-off as impaired. The resulting reduction in this class of asset as a component of intangible assets is attributable for the $0.2 million decline in amortization expense between periods.

Write-down of Long-Lived Assets:

     During the fiscal year ended March 31, 2001 Salon capitalized $0.7 million of expenditures to enhance Salon's proprietary software as Salon contemplated marketing the software. During the period ended June 30, 2001 Salon discontinued all development and dedicated internal marketing efforts to focus efforts on its core content, production and maintenance. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $0.7 million.

     In May 2000, Salon acquired MP3Lit.com with contingently issueable common stock. As a consequence, Salon issued 317,000 shares of common stock valued at $0.1 million in May 2001 resulting in additional purchase consideration classified as goodwill. As determined during the fiscal year ended March 31, 2001, all the goodwill associated with the acquisition was impaired, and as a result the additional goodwill resulting from this additional stock award was immediately written off.

Other Income, Net:

     Other income, net decreased to zero in the three months ended June 30, 2001 from $0.2 million for the three months ended June 30, 2000. The decrease in other income, net is primarily attributable to a decrease in cash between periods as Salon has been utilizing its cash to fund operations.

Net Loss:

     As a result of the above factors, Salon recorded a net loss of $2.9 million, or $0.22 per share loss for the three months ended June 30, 2001 compared to a net loss of $4.5 million, or $0.36 per share loss for three months ended June 30, 2000.

Liquidity and Capital Resources:

     Since its inception Salon has primarily financed its operations through private placement of convertible preferred stock and its initial public offering of common stock. As of June 30, 2001, Salon had approximately $1.4 million in cash and cash equivalents which was obtained through Salon's initial public offering in June 1999 and the sale of additional common stock in July 1999. In addition, Salon has $1.0 of restricted cash held as deposits for various lease arrangements.

     Net cash used in operations was $1.6 million for the three months ended June 30, 2001, compared to $3.3 million for the three months ended June 30, 2000. The principal use of cash during the three months ended June 30, 2001 was to fund the $2.9 million net loss for the period and a decrease in liabilities, offset mostly by non-cash charges of $1.4 million.

     Net cash used in investing activities totaled zero for the three months ended June 30, 2001, compared to $0.7 million for the three months ended June 30, 2000. Salon does not expect any significant capital expenditures during the current fiscal year. During the three months ended June 30, 2000, net cash used for investing activities consisted of $0.4 million for an acquisition and $0.3 million for the purchase of property and equipment.

     Net cash from financing activities was $0.1 million for the three month periods ended June 30, 2001 and June 30, 2000. The cash used in financing activities was primarily for nominal payments for debt related obligations.

     As of June 30, 2001 Salon's available cash resources was sufficient to meet working capital needs for approximately two to three months. Subsequent to June 30, 2001, Salon finalized a private placement of 622 shares of Series A Preferred Stock and warrants to acquire 4,976,000 shares of common stock at $0.2875 per share, generating approximately $2.5 million in cash before transaction expenses. The 622 shares of Series A Preferred Stock is convertible to approximately 9.9 million shares of common stock, subject to shareholder approval. Salon believes that the amounts generated from the sale of preferred stock, elimination of fourteen positions, recent attrition in staff which will not be filled, the effect of a 15% reduction in employee salaries which took place on April 1, 2001, and other measures to reduce expenditures, will be sufficient to fund working capital needs and for Salon to reach cash flow break even for the quarter ending December 31, 2001. Salon may continue to raise additional funds, for which additional Series A Preferred Stock may be issued, to fund its operations. If Salon raises additional funds by selling equity securities, or securities which convert into equity securities, the percentage ownership of Salon's stockholders will be reduced and its stockholders will most likely experience additional dilution. Given Salon's recent low stock price, any dilution will likely be very substantial for existing shareholders. Salon cannot be sure that additional financing will be available on terms favorable to Salon, or at all. If adequate funds are not available on acceptable terms, if at all, Salon's ability to continue operations, react to competitive pressures, or take advantage of unanticipated opportunities will be more limited than if additional capital was available. Liquidity continues to be a constraint on business operations.

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

Additional financing may not be available

     Subsequent to June 30, 2001 Salon raised approximately $2.5 million before transaction expenses in the private placement of preferred stock. Salon believes that the amounts generated from the sale of preferred stock, elimination of fourteen positions, recent attrition in staff which will not be filled, the effect of a 15% reduction in employee salaries which took place on April 1, 2001, and other measures to reduce expenditures, will be sufficient to fund working capital needs and for Salon to reach cash flow break even for the quarter ending December 31, 2001. Salon may need to raise additional funds to fund operations after December 31, 2001, or if additional funds are required, before December 31, 2001. If Salon raises additional funds by selling equity securities, or securities which convert into equity securities, the percentage ownership of Salon's stockholders will be reduced and its stockholders will most likely experience additional dilution. Given Salon's recent low stock price, any dilution will likely be very substantial for existing shareholders. Salon cannot be sure that additional financing will be available on terms favorable to Salon, or at all. If adequate funds are not available on acceptable terms, if at all, Salon's ability to continue operations, react to competitive pressures, or take advantage of unanticipated opportunities will be substantially limited. In addition, Salon's business could be significantly adversely affected. In the event that Salon is unable to increase revenue levels or financing is unavailable, management will have to reduce its workforce, reduce discretionary costs, and reduce the size of its website and corresponding website offerings to match revenue levels.

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

     We have appealed the NASDAQ determination and that appeal was heard July 26, 2001. In addition to the minimum bid price requirements, the appeal covered our ability to comply with the net tangible assets, revenue and market value of public float requirements. During the appeal we described a plan for long term compliance with the requirements for continued listing on NASDAQ, including the anticipated shareholder approval of a reverse stock split, which would have the effect of raising our stock price to above $1.00 per share. We also discussed an additional equity investment in Salon in the form of a private placement. Pending the outcome of the appeal, our common stock will continue to be listed on NASDAQ; however, we cannot predict the outcome of the appeal.

     If the market price for our common stock remains below $1.00 per share, our common stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker dealers must make a special suitability determination for the purchaser, receive the purchaser's written consent to the transaction prior to sale, and make special disclosures regarding sales commissions, current stock price quotations, recent price information and information on the limited market in penny stock. Because of these additional obligations, some brokers may not effect transactions in penny stocks, which could adversely affect the liquidity of our common stock.

     If our stock is delisted from NASDAQ, it will likely be traded on the over-the-counter bulletin board (OTCBB). If our stock is traded on the OTCBB, its value may be negatively impacted because stocks which trade over-the-counter tend to be less liquid and trade with larger variations between the bid and ask price.

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

     . the introduction of new Websites, services or products by us or by our competitors;

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

     . technical difficulties or system downtime affecting the Internet generally or the operation of our Websites; and

     . the amount and timing of operating costs.

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

     .  retain sales personnel; and

     .  convince advertisers that Salon will continue as a going concern.


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

The length of our sales cycles is uncertain and variable and may lead to shortfalls in revenues and fluctuations in our operating results

     Our dependence on advertising subjects us to the risk of revenue shortfalls because the sales cycles for advertising vary significantly, and during these cycles we may expend substantial funds and management resources while not obtaining advertising revenues. If sales are delayed or do not occur, our financial results for a particular period may be harmed. The time between the date of initial contact with a potential customer and the signing of an advertising order may range from as little as one week to up to nine months. Sales of advertising are subject to factors over which we have little or no control, including:

     .  advertisers' budgets;

     .  internal acceptance reviews by advertisers and their agencies;

     . the possibility of cancellation or delay of projects by advertisers or sponsors.

We must determine whether to establish or maintain distribution relationships to attract more users to our network

     In past periods we have depended on distribution relationships with high-traffic Websites to increase our user base. There has been intense competition for relationships with these sites, and we may not be able to, or want to, enter into such relationships on favorable terms or at all. Even if we enter into distribution relationships with these Websites, their sites may not attract significant numbers of users, and our Websites may not attract additional users from these relationships. Moreover, we have paid, and may in the future pay, significant fees to establish these relationships.

We must continually develop compelling content to attract Internet users

     Our success depends upon our ability to attract and retain a large number of users by delivering original and compelling Internet content and services. If we are unable to develop content and services that allow us to attract, retain and expand a loyal user base possessing high-value demographic characteristics, we will be unable to generate advertising revenues, and our revenues and operating results will be severely harmed. The content and services we provide on our Websites may not appeal to a sufficient number of Internet users to generate advertising revenues. Our ability to develop compelling content depends on several factors, including:

     . the quality and number of writers and artists who create content for Salon;

     .  the quality of our editorial staff;

     .  the technical expertise of our production staff; and

     .  working capital constraints of Salon.

     Consumer tastes and preferences change rapidly and we may not be able to anticipate, monitor, and successfully respond to these changes to attract and retain a sufficient number of users for our network of Websites. Internet users can freely navigate and instantly switch among a large number of Websites, many of which offer content and services that compete with Salon. In addition, many Websites offer very specific, highly-targeted content that could have greater appeal than our network to particular subsets of our target user base.

The controversial content of our Websites may limit our revenues

     Many of our Websites contain, and will continue to contain, content that is politically and culturally controversial. As a result of this content, current and potential advertisers and sponsors may refuse to do business with us. Our outspoken stance on political issues has and may continue to result in negative reactions from some users, commentators and other media outlets.

Our promotion of the Salon brand must be successful in order to attract and retain users as well as advertisers and strategic partners

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

We need to hire, integrate and/or retain qualified personnel because these individuals are important to our growth

     Our success significantly depends on key editorial and design personnel. In addition, because our users must perceive the content of our Websites as having been created by credible and notable sources, our success also depends on the name recognition and reputation of our editorial staff, in particular David Talbot, Salon's founder and Editor-in-Chief.

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

     Due to recurring operating losses, our current financial position and potential NASDAQ delisting, we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. We may be unable to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed.

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

     In April 1999 we acquired the Internet address www.salon.com. Because www.salon.com is the address of the main home page to our network of Websites and incorporates our company name, it is a vital part of our intellectual property assets. We do not have a registered trademark on the address, and therefore it may be difficult for us to prevent a third party from infringing our intellectual property rights in the address. If we fail to adequately protect our rights in the address, or if a third party infringes our rights in the address or otherwise dilutes the value of www.salon.com, our business could be harmed.

Our technology development efforts may not be successful in improving the functionality of our network which could result in reduced traffic on our network

     We have developed a proprietary online publishing system. If this system does not work as intended, or if we are unable to continue to develop this system to keep up with the rapid evolution of technology for content delivery on the Internet, our network of Websites may not operate properly which could harm our business. Additionally, software product design, development and enhancement involves creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm our business. Moreover, complex software products like our online publishing system frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although we have tested and will continue to test our publishing system, errors or deficiencies may be found in the system that may impact our business adversely.

We rely on third parties for several critical functions relating to delivery of advertising and our Website performance, and the failure of these third parties to supply these services in an efficient manner could limit our growth and impair our business

     We rely on a number of third party suppliers for various services, including Web hosting, advertising delivery software, Internet traffic measurement software and electronic commerce fulfillment services. While we believe that we could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by our current suppliers could severely harm our business.

     We use third-party software to manage and measure the delivery of advertising on our network of Websites. This type of software may fail to perform as expected. If this software malfunctions or does not deliver the correct advertisements to our network, our advertising revenues could be reduced, and our business could be harmed.

     We use third-party software to measure traffic on our network of Websites. This type of software does not always perform as expected. If this software malfunctions or does not accurately measure our user traffic, we may not be able to justify our advertising rates, and our advertising revenues could be reduced.

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

     It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Websites. We depend on third parties to provide certain of these measurement services. If they are unable to provide these services in the future, we would need to perform them ourselves or obtain them from another provider, if available. This could cause us to incur additional costs or cause interruptions in our business while we are replacing these services. Companies may choose to not advertise on Salon or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

If use of the Internet does not grow, our business could be harmed

     Our success is highly dependent upon continued growth in the use of the Internet generally and in particular as a medium for content, advertising and electronic commerce. If Internet usage does not grow, we may not be able to increase revenues from advertising and this may harm our business. A number of factors may inhibit the growth of Internet usage, including the following. If these or any other factors cause use of the Internet to slow or decline, our results of operations could be harmed.

     .  inadequate network infrastructure;

     .  security concerns;

     .  charging for content;

     .  inconsistent quality of service; and

     .  limited availability of cost-effective, high-speed access.

Increasing competition among Internet content providers could reduce our advertising sales or market share, thereby harming our business

     The market for Internet content is relatively new, rapidly changing and intensely competitive. We expect competition for Internet content to continue to increase and if we cannot compete effectively our business could be harmed. Additionally, we expect the number of Websites competing for the attention and spending of users and advertisers to continue to increase.

     Increased competition could result in advertising price reductions, reduced margins or loss of market share, any of which could harm our business. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our present and potential competitors are likely to enjoy substantial competitive advantages over us. If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business could be harmed.

If the Internet infrastructure continues to be unreliable, access to our network may be impaired and our business may be harmed

     Our success depends in part on the development and maintenance of the Internet infrastructure. If this infrastructure fails to develop, or be adequately maintained, our business would be harmed because users may not be able to access our network of Websites. Among other things, development and maintenance of a reliable infrastructure will require a reliable network backbone with the necessary speed, data capacity, security and timely development of complementary products for providing reliable Internet access and services.

     The Internet has experienced, and is expected to continue to experience, significant growth in number of users and amount of traffic. If the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face additional outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on our network of Websites. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity. If the Internet infrastructure is not adequately developed or maintained, use of our network of Websites may be reduced.

     Even if the Internet infrastructure is adequately developed and maintained, we may incur substantial expenditures in order to adapt our services and products to changing Internet technologies. Such additional expenses could severely harm our financial results.

We may be held liable for content on our Websites

     As a publisher and distributor of content over the Internet, including user-generated content on our online communities, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the material that is published or distributed on our network of Websites. These types of claims have been brought, sometimes successfully, against online services, Websites and print publications in the past. Although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed. Any liability that is not covered by our insurance or is in excess of our insurance coverage could severely harm our financial condition and business.

We may be liable for our links to third-party Websites

     We could be exposed to liability with respect to the selection of third-party Websites that may be accessible through Salon.com. These claims might include, among others, that by linking to Websites operated by third parties, we may be liable for copyright or trademark infringement or other unauthorized actions by these third-party Websites. Other claims may be based on errors or false or misleading information provided on linked sites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on our links to sexually explicit Websites and our provision of sexually explicit advertisements when this content is displayed. Our business could be seriously harmed due to the cost of investigating and defending these claims, even to the extent these claims do not result in liability. Implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our service to users.

Concerns about transactional security may hinder any electronic commerce programs by subjecting us to liability or by discouraging commercial transactions over the Internet

     A significant barrier to electronic commerce is the secure transmission of confidential information over public networks. Any breach in our security could expose us to a risk of loss or litigation and possible liability. We rely on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in computer capabilities, new discoveries in the field of cryptography or other developments, a compromise or breach of the algorithms we use to protect customer transaction data may occur. A compromise of our security could severely harm our business. A party who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of our network of Websites.

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

Our efforts to engage in electronic commerce may expose us to product liability claims

     We have and may continue to foster relationships with manufacturers or other companies to offer certain products or services to users through our network of Websites. We have very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of these products. Users who purchase products may sue us if any of the products sold on our network are defective, fail to perform properly or injure the user. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could severely harm our business.

Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

     Substantially all of our communications hardware and computer hardware operations for our Websites are located at Exodus facilities in Sunnyvale, California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our network of Websites and could cause advertisers to terminate any agreements with us. In addition, we could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems. We do not presently have a formal disaster recovery plan.

     Our Websites must accommodate a high volume of traffic and deliver frequently updated information. It is possible that we will experience systems failures in the future and that such failures could harm our business. In addition, our users depend on Internet service providers, online service providers and other Website operators for access to our Websites. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any of these system failures could harm our business.

Hackers may attempt to penetrate our security system; online security breaches could harm our business

     Consumer and supplier confidence in our Websites depends on maintaining relevant security features. Security breaches also could damage our reputation and expose us to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated sectors of our systems and we expect that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our products and services, we may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such security breaches could materially adversely affect our company. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties with whom we have relationships.

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

Possible state sales and other taxes could adversely affect our results of operations

     We generally do not collect sales or other taxes in respect of goods sold to users on our network of Websites or individuals who sign up for Salon Premium. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies, including Salon, which engage in or facilitate electronic commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could reduce our ability to derive revenue from electronic commerce. Moreover, if any state or foreign country were to successfully assert that we should collect sales or other taxes on the exchange of merchandise on our network or to tax revenue generated from Salon Premium, our financial results could be harmed.

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

         Not Applicable

Item 5.   Other Information.

         Not applicable

Item 6.   Exhibits and Reports on Form 8-K.

(a)      Exhibits.

          None

(b)      Reports on Form 8-K.

          On April 30, 2001 Salon filed a Form 8-K under Item 9. Regulation FD Disclosure. The filing included as an exhibit a Business Summary Version 2 utilized by Salon in connection with a proposed private placement of securities with institutional investors. The business summary contained significant modifications from a version filed in a Form 8-K on March 20, 2001, including disclosure regarding the research and development efforts of Registrant's CreationWare content management technology.

          On June 8, 2001, Salon filed a Form 8-K stating that effective May 16, 2001, Salon changed its name from Salon.com to Salon Media Group, Inc. The change in name was effected in accordance with the provisions of Section 253(b) of the Delaware General Corporation Law.


Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned, thereunto duly authorized.

                    SALON MEDIA GROUP, INC.

Dated: 08/14/01     /s/ Michael O'Donnell
                    --------------------------------------------
                    Michael O'Donnell, Chief Executive Officer and President


Dated: 08/14/01     /s/ Robert O'Callahan
                    --------------------------------------------
                    Robert O'Callahan, Chief Financial Officer