Form 10-Q
period 2001-09-30
SALON MEDIA GROUP INC
filed 2001-11-13
CIK 1084332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-26395

                             SALON MEDIA GROUP, INC.
                             -----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                       94-3228750
            --------                                       ----------
(STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

                          22 FOURTH STREET, 16TH FLOOR
                             SAN FRANCISCO, CA 94103
                             -----------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on November 8, 2001 was 14,155,276 shares.
================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------

                                                                           PAGE
PART I      FINANCIAL INFORMATION                                         NUMBER


ITEM 1:     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
              September 30, 2001 (unaudited) and March 31, 2001.............  3

            Condensed Consolidated Statements of Operations
              for the three and six months ended
              September 30, 2001 and 2000 (unaudited) ......................  4

            Condensed Consolidated Statements of Cash Flows
              for the six months ended September 30, 2001 and
              2000 (unaudited) .............................................  5

            Notes to Condensed Consolidated Financial
              Statements (unaudited)........................................  6

ITEM 2:     Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................... 10

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk...... 28

PART II     OTHER INFORMATION

ITEM 1:     Legal Proceedings............................................... 28

ITEM 2.     Changes in Securities and Use of Proceeds....................... 28

ITEM 3.     Defaults upon Senior Securities................................. 29

ITEM 4.     Submission of Matters to a Vote of Security Holders............. 29

ITEM 5.     Other Information............................................... 29

ITEM 6:     Exhibits and Reports on Form 8-K................................ 29

            Signatures...................................................... 29

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     SEPTEMBER 30,   MARCH 31,
                                                         2001          2001
                                                      (UNAUDITED)
                                                      ----------    ----------
ASSETS
    Current assets:
        Cash and cash equivalents                     $    2,920    $    3,047
        Accounts receivable, net                             268           474
        Prepaid expenses and other current assets            238           201
                                                      ----------    ----------
         Total current assets                              3,426         3,722
    Property and equipment, net                            1,660         2,731
    Other assets                                             889         1,375
    Intangible assets, net                                 1,161         1,395
                                                      ----------    ----------
         Total assets                                 $    7,136    $    9,223
                                                      ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
        Accounts payable and accrued liabilities      $    2,226    $    2,720
        Deferred revenue                                     476           223
                                                      ----------    ----------
         Total current liabilities                         2,702         2,943
    Long-term liabilities                                    225           478
                                                      ----------    ----------
        Total liabilities                                  2,927         3,421
                                                      ----------    ----------
Redeemable convertible preferred stock                     3,241             -
                                                      ----------    ----------
Stockholder' equity:
    Common stock, $0.001 par value, 50,000,000 shares
      authorized, 14,155,276 and 14,139,626 shares
      issued and outstanding at September 30, 2001
      and March 31, 2001                                      14            14
    Additional paid-in-capital                            81,633        78,404
    Advertising receivable from stockholder               (6,671)       (7,075)
    Unearned compensation                                   (139)         (231)
    Accumulated deficit                                  (73,869)      (65,310)
                                                      ----------    ----------
        Total stockholders' equity                           968         5,802
                                                      ----------    ----------
         Total liabilities and stockholders' equity   $    7,136    $    9,223
                                                      ==========    ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                      ------------------------    ------------------------
                                                         2001          2000          2001          2000
                                                      ----------    ----------    ----------    ----------
Net revenues                                          $      567    $    2,197    $    1,540    $    3,956
                                                      ----------    ----------    ----------    ----------
Operating expenses:
    Production and content                                 1,264         2,449         2,791         5,158
    Sales and marketing                                      721         1,714         1,521         4,154
    Research and development                                 158           442           376           830
    General and administrative                               720           925         1,184         1,551
    Amortization of intangibles                              121           356           234           679
    Write-down of long-lived assets                            -             -           782             -
                                                      ----------    ----------    ----------    ----------
         Total operating expenses                          2,984         5,886         6,888        12,372
                                                      ----------    ----------    ----------    ----------

Loss from operations                                      (2,417)       (3,689)       (5,348)       (8,416)
Other income (expense), net                                   (1)          185            10           392
                                                      ----------    ----------    ----------    ----------
        Net loss                                          (2,418)       (3,504)       (5,338)       (8,024)


Preferred deemed dividend                                 (3,189)            -        (3,189)            -
Cumulative cash dividend on preferred stock                  (32)            -           (32)            -
                                                      ----------    ----------    ----------    ----------
Net loss attributable to common stockholders          $   (5,639)   $   (3,504)   $   (8,559)   $   (8,024)
                                                      ==========    ==========    ==========    ==========

Basic and diluted net loss per share attributable
        to common stockholders                        $    (0.42)   $    (0.27)   $    (0.63)   $    (0.63)

Weighted average shares used in computing
        basic and diluted net loss per share
        attributable to common stockholders               13,585        13,012        13,510        12,834

         The accompanying notes are an integral part of these condensed consolidated financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  ------------------------
                                                                                     2001          2000
                                                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $   (5,338)   $   (8,024)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Loss on disposal of assets                                                          22             -
      Write-down of long-lived assets                                                    782             -
      Stock-based compensation and warrant amortization                                   93           124
      Depreciation and amortization                                                      615         1,100
      Allowance for doubtful accounts                                                    284           117
      Amortization of advertising receivable from stockholder                            404           405
      Changes in assets and liabilities:
         Accounts receivable                                                             158           705
         Prepaid expenses, other current assets and other assets                          17          (342)
         Accounts payable and accrued liabilities                                       (553)       (1,413)
         Deferred revenue                                                                253           (64)
                                                                                  ----------    ----------
             Net cash used in operating activities                                    (3,263)       (7,392)
                                                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                     (6)         (744)
   Acquisitions, net of liabilities assumed                                                -          (400)
                                                                                  ----------    ----------
             Net cash used in investing activities                                        (6)       (1,144)
                                                                                  ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock, net                                      3,207             -
   Proceeds from exercise of stock options                                                 7            73
   Principal payments under capital leases                                               (72)          (68)
   Repayment of short-term borrowings                                                      -           (60)
                                                                                  ----------    ----------

             Net cash provided by (used in) financing activities                       3,142           (55)
                                                                                  ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (127)       (8,591)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       3,047        17,982
                                                                                  ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    2,920    $    9,391
                                                                                  ==========    ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Unearned compensation in connection with cancellation of stock options                (41)       (1,210)
   Issuance of stock and warrants in connection with acquisition                         108         1,469
   Issuance of warrants in connection with agreements                                      -            47
   Issuance of warrants in connection with preferred stock financing                     898             -
   Value assigned to reciprocal advertising agreements                                     -            63
   Property and equipment purchased under capital lease                                    -            90

         The accompanying notes are an integral part of these condensed consolidated financial statements

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. THE COMPANY

           Salon Media Group, Inc. (Salon) is an Internet media company that produces a network of ten subject-specific websites, of which one is an audio streaming website, hosts two online subscription communities, and features Salon Premium, a paid subscription service. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

2. BASIS OF PRESENTATION

           The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2001 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Within the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and six months ended September 30, 2001 are not necessarily indicative of the expected results for any other interim period or the fiscal year ending March 31, 2002.

           These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flow from operations since inception and has an accumulated deficit at September 30, 2001 of $73,869. These factors raise substantial doubt about Salon's ability to continue as a going concern.

           Salon plans on reducing expenses to match anticipated revenues to reach cash-flow breakeven during the fiscal year ending March 31, 2002. However, until cash-flow breakeven is reached, Salon will continue to use its current cash on hand generated from the net proceeds from the issuance of preferred stock during the quarter ended September 30, 2001. If Salon is unable to generate sufficient cash flows from operations or should management determine it to be prudent, Salon may seek additional sources of capital. There can be no assurance that Salon will be able to obtain such financing, if necessary, on terms which are favorable or at all.

           In the event that Salon is unable to increase revenues or financing is unavailable, management is developing alternative plans that will entail a further reduction of expenses to levels that could be financed by revenues generated. There can be no assurance that a further cost cutting exercise will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on Salon's business and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. SALON PREMIUM

           In April 2001, Salon launched Salon Premium, a paid subscription service. Salon Premium offers readers who pay either $30 for a one year subscription or $50 for a two year subscription, access to exclusive new content; the option to view Salon content without advertising banners and pop-ups; access to select unabridged content that is currently offered for free (abridged versions will continue to be available free for non-subscribers) and the ability to easily download content in text format, a convenience that will enable readers to view additional Salon articles when not connected to the Internet. Revenue is recognized ratably over the period that services are provided.

4. CONCENTRATIONS

           No customer accounted for more than 10% of total revenue for the three months ended September 30, 2001 and one customer, who acquired Salon's website publishing software, accounted for 11% of total revenues for the six months ended September 30, 2001. One customer accounted for 11% of total revenue for the three months ended September 30, 2000 and no customer accounted for more than 10% of total revenue for the six months ended September 30, 2000. Salon did not record any barter revenues for the three or six month periods ended September 30, 2001 and recorded $18 of barter revenue or 1% of total revenues for the three months September 30, 2000 and $63 of barter revenue or 2% of total revenue for the six months ended September 30, 2000. Five customers accounted for 17%, 15%, 14%, 10% and 10% of the total accounts receivable balance at September 30, 2001, respectively, and no customer accounted for more than 10% of the total accounts receivable balance at September 30, 2000.

5. SOFTWARE DEVELOPMENT COSTS

           During the fiscal year ended March 31, 2001 Salon capitalized $674 of expenditures incurred to enhance Salon's proprietary software as Salon contemplated marketing the software. Salon has discontinued all development and dedicated internal marketing efforts to focus efforts on its core content, production and maintenance. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $674 in the six month period ended September 30, 2001.

6. PREFERRED STOCK

           On August 9, 2001 and September 13, 2001, Salon issued approximately 812 shares of Series A Redeemable Convertible Preferred Stock (Preferred Stock) at $4,000 per share and issued warrants to purchase approximately 6,496,000 shares of common stock for $0.2875 per share, for net proceeds of approximately $3,207. The holders of the Preferred Stock are entitled to the following rights and preferences: cumulative and accrued dividends of 8.0% annually; in the event of a liquidation, they will receive prior and in preference to distributions made to holders of common stock, an amount equal to $8,000 per share of Series A Convertible Preferred Stock, and then participate with the holders of common stock up to an aggregate return of $12,000 per share of Preferred Stock; certain voting rights and terminable redemption rights. The Preferred Stock will become convertible into approximately 12,992,000 shares of common stock subject to stockholders' approval. On October 24, 2001 Salon's stockholders' approved the conversion of the Preferred Stock to common stock, with such vote causing removal of the redemption rights of the Preferred Stock.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

           The difference between the offering price of the Preferred Stock and the fair value of the common stock into which the Preferred Stock is convertible on the dates of the transactions, resulted in a beneficial conversion feature in the amount of $2,257. The allocation of proceeds between Preferred Stock and warrants and the immediate redemption feature of the Preferred Stock resulted in an immediate accretion of the Preferred Stock in the amount of $932. The aggregate value of the beneficial conversion feature and immediate accretion, of $3,189, is reflected as a preferred dividend in the consolidated statements of operations. In addition, a $32 cash dividend was accrued for the Preferred Stock holders as of September 30, 2001. Such cash dividend was not paid as of that date.


7. NET LOSS PER SHARE

           Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period.

           Diluted net loss per share attributable to common stockholders for the three months and six months ended September 30, 2001 and 2000 does not include the effect of common stock equivalent shares, comprised of stock options, convertible preferred shares, and common stock warrants of 24,243,388 and 4,765,665 respectively, as the effect of their inclusion is anti-dilutive during each period.


8. RECENT ACCOUNTING PRONOUNCEMENTS

           In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, SFAS No. 133, requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship and further, on the type of hedging relationship. Salon adopted SFAS No. 133, as amended, effective April 1, 2001 with no impact on its consolidated financial statements. To date, Salon has not engaged in derivative or hedging activities.

           In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.141). This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The implementation of SFAS No.141 is not expected to have a significant impact on Salon's financial condition or results of operations.

           In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The implementation of this standard is not expected to have a significant impact on Salon's financial condition or results of operations.

           In October 2001, the FASB issued Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Division of a Business" ("APB No. 30"). Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Salon is currently assessing the impact of its adoption on its financial statements.

--------------------------------------------------------------------------------
PART I:       FINANCIAL INFORMATION
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

           This section and other parts of this Form 10-Q contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties, including, but not limited to, statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources. Although Salon believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such plans, intentions or expectations will be achieved. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon's public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

           Salon's actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors That May Affect Our Future Results and Market Price of Stock." In this report, the words "anticipates," "believes," "expects," "estimates," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

           Salon is an Internet media company that produces a network of ten subject-specific websites, of which one is an audio streaming website, and hosts two online subscription communities, Table Talk and The Well, and features Salon Premium, a paid subscription service. Prior to July 2001, Table Talk was offered as a free online community forum. Salon believes that its network of websites combines the thoughtfulness of print, the timeliness of television and the interactivity of talk radio.

           The main entry and navigation point to Salon's ten websites is Salon's home page at www.salon.com. The websites provide news, features, interviews and regular columnists on specific topics, from politics and arts and entertainment to parenting and health, while Salon's online communities allow users to interact and discuss Salon content and other topics via electronic messaging. Salon's users can access Table Talk or The Well through www.salon.com or through Salon's ten content websites. Salon offers two websites, News and Politics, in which substantially all content is only offered to Salon Premium subscribers except in abridged form.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000

NET REVENUES:

           Net revenues decreased 74% to $0.6 million for the three months ended September 30, 2001 from $2.2 million for the three months ended September 30, 2000 and decreased 61% to $1.5 million for the six months ended September 30, 2001 from $4.0 million for the six months ended September 30, 2000. Advertising revenues declined to $0.3 million for the three months ended September 30, 2001 from $1.9 million the prior year while subscription revenue increased from $0.2 million to $0.3 million in the same period. Advertising revenues declined to $0.8 million for the six months ended September 30, 2001 from $3.5 million the prior year, with subscription income of $0.4 million for both periods. In addition, Salon recognized $0.2 million of website management software sales during the six months ended September 30, 2001 and no comparable amounts last year. Salon cannot predict when or if it may generate additional software sales. The decrease in advertising revenue was attributable to an overall contraction in the United States economy, e-commerce or Internet businesses reducing advertising without compensating increases from more established advertisers, most advertisers choosing to place advertisements in the largest media portal sites, and advertisers' concern with Salon's financial viability. Issues regarding Salon's financial viability diminished upon the issuance of Series A Redeemable Convertible Preferred stock.

           In April 2001, Salon began Salon Premium, a paid subscription service. Salon Premium offers readers who pay either $30 for a one year subscription or $50 for a two year subscription, access to exclusive new content; the option to view Salon content without advertising banners and pop-ups; access to select unabridged content that is currently offered for free (abridged versions will continue to be available free for non-subscribers) and the ability to easily download content in text format, a convenience that enables readers to view additional Salon articles when not connected to the Internet. In October 2001, Salon began featuring its unabridged stories found in its News and Politics websites exclusively to Salon Premium members. Salon Premium revenue is recognized ratably over the period that services are provided. Salon recognized $0.1 million of Salon Premium revenue for the three months ended September 30, 2001 and $0.2 million of revenue for the six months ended September 30, 2001. As of September 30, 2001, Salon has over 15,000 paid subscribers and has deferred $0.4 million of revenue over the subscription period. Salon estimates that it may generate in its first year of operation annual revenue of $0.9 to $1.8 million from Salon Premium.

           There was no barter revenue recognized for either the three months or six months ended September 30, 2001 and barter was not a significant source of revenue for the comparable periods last year.

PRODUCTION AND CONTENT:

           Production and content expenses during the three months ended September 30, 2001 were $1.3 million versus $2.5 million for the three months ended September 30, 2000, a decline of $1.2 million or 48%. The decrease in production, content and product costs for the three months ended September 30, 2001 versus September 30, 2000, is primarily attributable to a $0.7 million decrease in salaries and benefits from staff reductions between periods, the benefit of a 15% salary reduction this year and $0.3 from reduced purchases of freelance articles.

           Production and content expenses during the six months ended September 30, 2001 were $2.8 million versus $5.2 million for the six months ended September 30, 2000, a decline of $2.4 million or 46%. The decrease between years is primarily due to an elimination of approximately thirty positions from September 30, 2000 to September 30, 2001 and the effect of a 15% salary reduction this year, which combined to reduce expenses by $1.4 million. Reduced purchases of freelance articles yielded additional savings of $0.6 million.

SALES AND MARKETING:

           Sales and marketing expenses during the three months ended September 30, 2001 were $0.7 million versus $1.7 million for the three months ended September 30, 2000, a decline of $1.0 million or 58%. The decrease in sales and marketing is primarily attributable to staff reductions between periods and the effect of a 15% salary reduction this year, which combined to reduce expenses by $0.7 million, and to a lesser extent, a decline in travel resulted in $0.1 million in additional savings.

           Sales and marketing expenses during the six months ended September 30, 2001 were $1.5 million versus $4.1 million for the six months ended September 30, 2000, a decline of $2.6 million or 63%. The decrease in sales and marketing expenses is primarily attributable to an elimination of approximately twenty-four positions from September 30, 2000 to September 30, 2001 and the effect of a 15% salary reduction this year, which combined reduced expenses by $1.4 million. A curtailment of advertising and marketing expenditures resulted in saving an additional $0.5 million and curtailed travel reduced expenses an additional $0.2 million.

           Included in sales and marketing expenses are non-cash advertising expenses related to an investment in Salon by Rainbow Media Holdings, Inc. in the form of an advertising credit valued at $8.1 million which is being amortized over a ten year period. Amortized amounts were $0.2 million for both the three months ended September 30, 2001 and 2000 and $0.4 million for both the six months ended September 30, 2001 and 2000.

RESEARCH AND DEVELOPMENT:

           Research and development expenses during the three months ended September 30, 2001 were $0.2 million versus $0.4 million for the three months ended September 30, 2000, a decline of $0.2 million. The $0.2 million decrease is primarily attributable to staff reductions between periods and the effect of a 15% salary reduction this year.

           Research and development expenses during the six months ended September 30, 2001 were $0.4 million versus $0.8 million for the six months ended September 30, 2000, a decline of $0.4 million. Of the $0.4 million decrease, $0.2 million is attributable to an elimination of approximately fourteen positions from September 30, 2000 to September 30, 2001 and the effect of a 15% salary reduction this year and $0.2 million is due to a general contraction in spending.

GENERAL AND ADMINISTRATIVE:

           General and administrative expenses during the three months ended September 30, 2001 were $0.7 million versus $0.9 million for the three months ended September 30, 2000, a decline of $0.2 million or 22%. The decrease is primarily attributable to staff reductions between periods and the effect of a 15% salary reduction this year, a decline in general corporate expenses, partially offset by an increase in bad debt expense due to the write-off of a $0.2 million long-term note receivable.

           General and administrative expenses during the six months ended September 30, 2001 were $1.2 million versus $1.6 million for the six months ended September 30, 2000, a decline of $0.4 million or 24%. The decrease is primarily attributable to an elimination of approximately five positions from September 30, 2000 to September 30, 2001 and the effect of a 15% salary reduction this year, a decline in general corporate expenses, partially offset by an increase in bad debt expense due to the write-off of a $0.2 million long-term note receivable.

AMORTIZATION OF INTANGIBLES:

           Amortization of intangible expenses during the three months ended September 30, 2001 was $0.1 million versus $0.3 million for the three months ended September 30, 2000, a decline of $0.2 million or 66%. During the fiscal year ended March 31, 2001 goodwill resulting from the acquisition of The Well and MP3Lit.com was written-off as impaired. The resulting reduction in this class of asset as a component of intangible assets is attributable for the $0.2 million decline in amortization expense between periods.

           Amortization of intangible expenses during the six months ended September 30, 2001 was $0.2 million versus $0.7 million for the six months ended September 30, 2000, a decline of $0.5 million or 66%. During the fiscal year ended March 31, 2001 goodwill resulting from the acquisition of The Well and MP3Lit.com was written-off as impaired. The resulting reduction in this class of asset as a component of intangible assets is attributable for the $0.5 million decline in amortization expense between periods.

WRITE-DOWN OF LONG-LIVED ASSETS:

           During the fiscal year ended March 31, 2001 Salon capitalized $0.7 million of expenditures to enhance Salon's proprietary software as Salon contemplated marketing the software. During the quarter ended June 30, 2001 Salon discontinued all development and dedicated internal marketing efforts to focus efforts on its core content, production and maintenance. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $0.7 million during the six month period ended September 30, 2001.

           In May 2000, Salon acquired MP3Lit.com in a transaction that included contingently issueable common stock. As a consequence, Salon issued 317,000 shares of common stock valued at $0.1 million in May 2001 resulting in additional purchase consideration classified as goodwill. As determined during the fiscal year ended March 31, 2001, all the goodwill associated with the acquisition was impaired, and as a result the additional goodwill resulting from this additional stock award was written off during the six month period ended September 30, 2001. Additional contingent shares of 412,100 and 158,500 are to be issued in May 2002 and May 2003, respectively. Salon cannot predict at this time the financial impact of issuing these additional contingent shares.

OTHER INCOME (EXPENSE), NET:

           Other income (expense), net decreased to zero in both the three and six month periods ended September 30, 2001 from $0.2 million for the three months ended September 30, 2000 and $0.4 million for the six months ended September 30, 2000. The decrease in other income (expense), net is primarily attributable to a decrease in cash between periods, as Salon has been utilizing its cash to fund operations.

PREFERRED DEEMED DIVIDEND:

           The preferred deemed dividend of $3.2 million for the three months ended September 30, 2001 represents a one-time non-cash charge resulting from the difference between the offering price of Salon's Series A redeemable convertible preferred stock sold in August and September 2001 and the fair value of Salon's common stock into which the preferred stock is convertible on the dates of the transactions, as well as the effect of an immediate redemption right of the preferred stock issued, after allocating the proceeds between preferred stock and warrants.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:

           As a result of the above factors, Salon recorded a net loss attributable to common stockholders of $5.6 million, or $0.42 per share for the three months ended September 30, 2001 compared to a net loss of $3.5 million, or $0.27 per share for the three months ended September 30, 2000. In addition, Salon recorded a net loss attributable to common stockholders of $8.6 million, or $0.63 per share for the six months ended September 30, 2001 compared to a net loss of $8.0 million, or $0.63 per share for the six months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES:

           As of September 30, 2001 Salon had approximately $2.9 million in cash, obtained through Salon's Series A Redeemable Convertible Preferred Stock issued in August and September 2001. Salon also has $0.8 million of restricted cash held primarily as deposits for various lease arrangements.

           Net cash used in operations was $3.3 million for the six months ended September 30, 2001, compared to $7.4 million for the six months ended September 30, 2000. The principal use of cash during the six months ended September 30, 2001 was to fund the $5.3 million net loss for the period and a decrease in liabilities, offset mostly by non-cash charges of $2.2 million. The principal use of cash during the six months ended September 30, 2000 was to fund the $8.0 million net loss for the period and a decrease in liabilities, offset mostly by non-cash charges of $1.7 million.

           Net cash used in investing activities totaled zero for the six months ended September 30, 2001, compared to $1.1 million for the six months ended September 30, 2000. Salon does not expect any significant capital expenditures during the current fiscal year. During the six months ended September 30, 2000, net cash used for investing activities consisted of $0.4 million for an acquisition and $0.7 million for the purchase of property and equipment.

           Net cash from financing activities provided $3.1 million for the six months ended September 30, 2001 from the issuance of Series A Convertible Preferred stock with net proceeds of approximately $3.2 million, offset by $0.1 million from nominal payments for debt related obligations. This compares to an outflow of $0.1 million for the six months ended September 30, 2000 primarily for nominal payments of debt related obligations.

           As of September 30, 2001 Salon's available cash resources was sufficient to meet working capital needs for approximately five to six months. Salon has eliminated various positions, not filled positions opened by attrition, implemented a wage reduction of 15% effective April 1, 2001 and has cut discretionary spending to minimal amounts, but due to a weak U.S. economy in general, and a weak advertising market in particular, it is unable to predict when it will reach cash-flow break even.

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

RECENT ACCOUNTING PRONOUNCEMENTS

           In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, SFAS No. 133, requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship and further, on the type of hedging relationship. Salon adopted SFAS No. 133, as amended, effective April 1, 2001 with no impact on its consolidated financial statements. To date, Salon has not engaged in derivative or hedging activities.

           In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.141). This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The implementation of SFAS No.141 is not expected to have a significant impact on Salon's financial condition or results of operations.

           In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The implementation of this standard is not expected to have a significant impact on Salon's financial condition or results of operations.

           In October 2001, the FASB issued Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Division of a Business" ("APB No. 30"). Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Salon is currently assessing the impact of its adoption on its financial statements.

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

ADDITIONAL FINANCING MAY BE REQUIRED AND NOT BE AVAILABLE

           During August and September, 2001 Salon raised approximately $3.2 million in a private placement of Series A Redeemable Convertible Preferred stock. Even though Salon has eliminated various positions, not filled positions opened by attrition, implemented a wage reduction of 15% effective April 1, 2001 and has cut discretionary spending to minimum amounts, due to a weak U.S. economy in general, and a weak advertising market in particular, it is unable to predict when it will reach cash-flow break even. Salon may therefore need to raise additional funds in the future, possibly within five to six months. If Salon raises additional funds by selling equity securities, or securities which convert into equity securities, the percentage ownership of Salon's stockholders will be reduced and its stockholders will most likely experience additional dilution. Given Salon's recent low stock price, any dilution will likely be very substantial for existing shareholders. Salon cannot be sure that additional financing will be available on terms favorable to Salon, or at all. If adequate funds are not available on acceptable terms, if at all, Salon's ability to continue operations, react to competitive pressures, or take advantage of unanticipated opportunities will be substantially limited. In addition, Salon's business could be significantly adversely affected. In the event that Salon is unable to increase revenue levels or financing is unavailable, management will have to reduce its workforce, reduce discretionary costs, and reduce the size of its website and corresponding website offerings to match revenue levels.

OUR STOCK LISTING HAS CHANGED AND MAY CHANGE AGAIN

           On August 29, 2001, Salon received a determination letter from NASDAQ stating that our common stock would be listed on a conditional basis on the NASDAQ SmallCap Market due to our inability to meet continuing listing requirement for the NASDAQ National Market. NASDAQ's listing panel set out certain requirements to retain the NASDAQ SmallCap listing and to date Salon has secured either a temporary waiver or, in the case of the $1.00 bid price requirement, NASDAQ has acted to suspend this listing requirement for companies until January 1, 2002.

           If the market price for our common stock remains below $1.00 per share, our common stock may be deemed to be penny stock. If our common stock were considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker dealers must make a special suitability determination for the purchaser, receive the purchaser's written consent to the transaction prior to sale, and make special disclosures regarding sales commissions, current stock price quotations, recent price information and information on the limited market in penny stock. Because of these additional obligations, some brokers may not effect transactions in penny stocks, which could adversely affect the liquidity of our common stock.

           If our stock is delisted from NASDAQ SmallCap Market, it will likely be traded on the over-the-counter bulletin board (OTCBB). If our stock is traded on the OTCBB, its value may be negatively impacted because stocks, which trade over-the-counter, tend to be less liquid and trade with larger variations between the bid and ask price.

OUR STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY REGARDLESS OF OUR ACTUAL OPERATING PERFORMANCE

           Salon's common stock is listed for trading on the NASDAQ SmallCap Market. The trading price of Salon's common stock may be highly volatile. Salon's stock price may be subject to wide fluctuations in response to a variety of factors, including:

    o      the presence of a bid price under $1.00;

    o actual or anticipated variations in quarterly operating results and announcements of technological innovations;

    o      new products or services offered by Salon or its competitors;

    o      changes in financial estimates by securities analysts;

    o conditions or trends in the Internet services industry and the online content segment in particular;

    o Salon's announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

    o      additions or departures of key personnel;

    o      sales of common stock; and

    o      other events that may be beyond Salon's control.

           In addition, the NASDAQ SmallCap Market has recently experienced extreme price and volume fluctuations. These broad market and industry factors may materially adversely affect the market price of Salon's common stock, regardless of Salon's actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

REVENUE GENERATED FROM SUBSCRIBERS TO SALON PREMIUM MAY NOT BE SUFFICIENT TO OFFSET POTENTIAL LOWER ADVERTISING REVENUE DUE TO A DECREASE IN AVAILABLE IMPRESSIONS TO ADVERTISERS

           With a recent decrease in advertising revenue, Salon has begun to depend more on cash generated from Salon Premium, a paid subscription service implemented in April 2001. Salon estimates that as of October 2001 approximately twenty-five to thirty percent of its content is available to Salon Premium subscribers only. The implementation of Salon Premium may therefore adversely restrict and reduce the number of impressions available to sell to advertisers. Salon is unable to predict what effect, if any, recent content restrictions and reduction in sellable impressions will have on our ability to sell space to advertisers.

WE HAVE AN ACTIVE SUBSCRIPTION PROGRAM BUT THE REVENUE RESULTS ARE NOT CERTAIN

           Salon has had a subscription business since it acquired The Well, an online forum, in March 1999. The Well has now been in operation for over ten years. In July 2001, Salon's previously free Table Talk online forum, which it developed internally, was transitioned to a subscription service. In April 2001, Salon launched Salon Premium, which provides Salon readers with certain benefits in exchange for a subscription for a year or more. In October 2001, Salon continued its efforts to expand its subscriber base, in part, by making unabridged News and Politics stories only available to Salon Premium members. Salon Premium members for the most part however, choose to view Salon's content without any advertisements. While traditional media properties commonly operate with advertising within subscriber-purchased pages, Salon has not implemented this model. Dividing some of our Websites between abridged content accompanied by advertising and unabridged content accompanied by subscription revenue may not achieve acceptable circulation or revenue goals.

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND MAY ADVERSELY AFFECT OUR STOCK PRICE

           Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could severely harm our business. These factors include:

    o our ability to attract and retain advertisers, sponsors, subscribers and electronic commerce sponsors;

    o      our ability to attract and retain a large number of users;

    o the introduction of new Websites, services or products by us or by our competitors;

    o the timing and uncertainty of our advertising and sponsorship sales cycles;

    o the mix of advertisements and sponsorships sold by us or our competitors;

    o      the economic and business cycle and the recovery speed;

    o      the level of Internet usage;

    o      our ability to attract, integrate and retain qualified personnel;

    o technical difficulties or system downtime affecting the Internet generally or the operation of our Websites;

    o the impact of national economic and diplomatic concerns on the advertising and news business; and,

    o      the amount and timing of operating costs.

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

WE DEPEND ON ADVERTISING SALES FOR MUCH OF OUR REVENUES, AND OUR INABILITY TO INCREASE ADVERTISING REVENUES WILL HARM OUR BUSINESS

           Revenues depend substantially on sales of advertising. In order to increase revenues, Salon needs to attract additional significant advertisers on an ongoing basis. We may not be able to attract or retain a sufficient number of advertisers in the future, and if we cannot, our business would likely be severely harmed. If we do not sell a sufficient number of advertisements or do not engage a sufficient number of advertisers during a particular period, our business could be severely harmed.

           Increasing our advertising revenues depends upon many factors, including whether we will be able to:

    o      successfully sell and market our network to advertisers and sponsors;

    o      increase our user base;

    o      increase the amount of revenues we receive per advertisement;

    o      have a sufficient number of impressions available to advertisers;

    o      increase awareness of the Salon brand;

    o      successfully sell new ad units and formats;

    o target advertisements and electronic commerce opportunities to users with appropriate interests;

    o accurately measure the number and demographic characteristics of our users;

    o      retain sales personnel; and

    o      convince advertisers that Salon will continue as a going concern.

THE LENGTH OF OUR SALES CYCLES IS UNCERTAIN AND VARIABLE AND MAY LEAD TO SHORTFALLS IN REVENUES AND FLUCTUATIONS IN OUR OPERATING RESULTS

           Our dependence on advertising subjects us to the risk of revenue shortfalls because the sales cycles for advertising vary significantly, and during these cycles we may expend substantial funds and management resources while not obtaining advertising revenues. If sales are delayed or do not occur, our financial results for a particular period may be harmed. The time between the date of initial contact with a potential customer and the signing of an advertising order may range from as little as one week to up to nine months. Sales of advertising are subject to factors over which we have little or no control, including:

    o      advertisers' budgets;

    o      internal acceptance reviews by advertisers and their agencies;

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

    o      the quality of our editorial staff;

    o      the technical expertise of our production staff; and

    o      working capital constraints of Salon.

           Consumer tastes and preferences change rapidly and we may not be able to anticipate, monitor, and successfully respond to these changes to attract and retain a sufficient number of users for our network of Websites. Internet users can freely navigate and instantly switch among a large number of Websites, many of which offer content and services that compete with Salon. In addition, many Websites offer very specific, highly targeted content that could have greater appeal than our network to particular subsets of our target user base.

THE CONTROVERSIAL CONTENT OF OUR WEBSITES MAY LIMIT OUR REVENUES

           Many of our Websites contain, and will continue to contain, content that is politically and culturally controversial. As a result of this content, current and potential advertisers and Salon Premium subscribers may refuse to do business with us. Our outspoken stance on political issues has and may continue to result in negative reactions from some users, commentators and other media outlets.

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

OUR TECHNOLOGY DEVELOPMENT EFFORTS MAY NOT BE SUCCESSFUL IN IMPROVING THE FUNCTIONALITY OF OUR NETWORK, WHICH COULD RESULT IN REDUCED TRAFFIC ON OUR NETWORK

           We have developed a proprietary online publishing system. If this system does not work as intended, or if we are unable to continue to develop this system to keep up with the rapid evolution of technology for content delivery on the Internet, our network of Websites may not operate properly which could harm our business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm our business. Moreover, complex software products like our online publishing system frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although we have tested and will continue to test our publishing system, errors or deficiencies may be found in the system that may impact our business adversely.

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

           For certain clients, we use third-party services to deliver advertising features and/or measure advertising delivery. This type of service is outside our direct control, and if the service arrangement under performs, our advertising delivery may perform below expectations and our advertising revenues could be adversely affected.

ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING IS EVOLVING AND, TO THE EXTENT IT DOES NOT GROW, OUR MARKET MAY NOT DEVELOP ADEQUATELY AND OUR BUSINESS COULD BE HARMED

Our success is highly dependent on an increase in the use of the Internet for advertising and electronic commerce. If the markets for Internet advertising or electronic commerce does not continue to develop, our business may be severely harmed.

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

ADVERTISING PRODUCT OFFERINGS CONTINUE TO CHANGE AND THIS CREATES ADDITIONAL EFFORT AND UNCERTAINTY ABOUT THIS REVENUE STREAM

           Advertisers continue to be attracted by new products, promotional vehicles and offerings delivered via the Internet. This interest in new products requires that the company identify advertiser interests, develop and launch new advertising products or formats, create appropriate pricing schedules, train the sales force in the use and sale of new products, manage the obsolescence of earlier products, and restructure the Salon.com site to effectively deliver, track and report new products. New product design, development and launch involves creativity, expense, technology modifications and learning processes. While the company has integrated this activity into its existing operations, the rate of change could create an environment where the company is unable to effectively develop, deliver or track the delivery of products acceptable to the market.

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

           It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Websites. We depend on third parties to provide certain of these measurement services. If they were unable to provide these services in the future, we would need to perform them ourselves or obtain them from another provider, if available. This could cause us to incur additional costs or cause interruptions in our business while we are replacing these services. Companies may choose to not advertise on Salon or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

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

    o      charging for content;

    o      inconsistent quality of service; and

    o      limited availability of cost-effective, high-speed access.

INCREASING COMPETITION AMONG INTERNET CONTENT PROVIDERS COULD REDUCE OUR ADVERTISING SALES OR MARKET SHARE, THEREBY HARMING OUR BUSINESS

           The market for Internet content is relatively new, rapidly changing and intensely competitive. We expect competition for Internet content to continue to increase, and if we cannot compete effectively, our business could be harmed. The number of Websites competing for the attention and spending of users and advertisers may continue to increase with the most trafficked Websites receiving a disproportionate share of advertising dollars. Salon is not one of the most trafficked Websites, or even one of the top Ten Websites.

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

WE MAY BE LIABLE FOR OUR LINKS TO THIRD-PARTY WEBSITES

           We could be exposed to liability with respect to the selection of third-party Websites that may be accessible through Salon.com. These claims might include, among others, that by linking to Websites operated by third parties, we may be liable for copyright or trademark infringement or other unauthorized actions by these third-party Websites. Other claims may be based on errors or false or misleading information provided on linked sites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on our links to sexually explicit Websites and our provision of sexually explicit advertisements when this content is displayed. Our business could be seriously harmed due to the cost of investigating and defending these claims; even to the extent these claims do not result in liability. Implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our service to users.

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

OUR SYSTEMS MAY FAIL DUE TO NATURAL DISASTERS, TELECOMMUNICATIONS FAILURES AND OTHER EVENTS, ANY OF WHICH WOULD LIMIT USER TRAFFIC

           Substantially all of our communications hardware and computer hardware operations for our Websites are located at Verio Inc. facilities in San Francisco, California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our network of Websites and could cause advertisers to terminate any agreements with us. In addition, we could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems. We do not presently have a formal disaster recovery plan.

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

PROVISIONS IN DELAWARE LAW AND OUR CHARTER, STOCK OPTION AGREEMENTS AND OFFER LETTERS TO EXECUTIVE OFFICERS MAY PREVENT OR DELAY A CHANGE OF CONTROL

           We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation's outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation's assets unless:

    o the board of directors approved the transaction where the stockholder acquired 15% or more of the corporation's assets;

    o after the transaction where the stockholder acquired 15% or more of the corporation's assets, the stockholder owned at least 85% of the corporation's outstanding voting stock, excluding shares owned by directors, officers and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

    o on or after this date, the merger or sale is approved by the board of directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

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

           Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

    o our board is classified into three classes of directors as nearly equal in size as possible with staggered three year-terms; and

    o special meetings of the stockholders may be called only by the Chairman of the Board, the Chief Executive Officer or the board.

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

--------------------------------------------------------------------------------
PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS.

           Salon has been named as a defendant in Superior Court of California, County of Santa Clara case number CV801807 dated September 28, 2001 by Pentech Financial Services, Inc. alleging breach of contract for failure to pay monthly lease payments and seeking damages of $412,348.75 plus interest and attorney fees. This matter is at an early stage and Salon's position is currently being evaluated. Salon believes it has meritorious defenses and plans to vigorously defend itself in this matter, and while the results of such claim cannot be predicted with certainty, Salon believes that the resolution of this matter will not have a material adverse effect on its consolidated financial position, consolidated statements of operations or consolidated cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

           On August 9, 2001 and September 13, 2001, Salon issued for cash approximately 812 shares of Series A Redeemable Convertible Preferred Stock (Preferred Stock) at $4,000 per share and issued warrants to purchase approximately 6,496,000 shares of common stock for $0.2875 per share, for net proceeds of approximately $3.2 million. The proceeds from the issuance of preferred stock is to be used for working capital and other general corporate purposes. A total of fifteen investors, comprised of venture capital firms and individual investors, acquired the stock. The Preferred Stock and warrants were issued pursuant to Regulation D promulgated under the Securities Act of 1933 as amended.

           The holders of the Preferred Stock are entitled to the following rights and preferences: cumulative and accrued dividends of 8.0% annually; in the event of a liquidation, they will receive prior and in preference to distributions made to holders of common stock, an amount equal to $8,000 per share of Series A Convertible Preferred Stock, and then participate with the holders of common stock up to an aggregate return of $12,000 per share of Preferred Stock; certain voting rights and terminable redemption rights. The Preferred Stock will become convertible into approximately 12,992,000 shares of common stock subject to stockholders' approval. On October 24, 2001 Salon's stockholders' approved the conversion of the Preferred Stock to common stock.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

           Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not Applicable

ITEM 5. OTHER INFORMATION.

           Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS.

           None

(B)      REPORTS ON FORM 8-K.

           On August 20, 2001, Salon filed a Current Report on Form 8-K announcing the completion of the first closing of a Series A Redeemable Convertible Preferred Stock private placement pursuant to which it raised approximately $2.5 million from financial and strategic investors.

           On August 31, 2001, Salon filed a Current Report on Form 8-K setting forth in Item 7 a press release dated August 31, 2001 announcing the transfer of Salon's stock to The NASDAQ SmallCap Market from The NASDAQ National Market effective with the open of business on August 31, 2001.

           On September 25, 2001, Salon filed a Current Report on Form 8-K announcing the completion of the second closing of a Series A Redeemable Convertible Preferred Stock private placement pursuant to which it raised approximately $750,000 from financial and strategic investors.


SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned, thereunto duly authorized.


                       SALON MEDIA GROUP, INC.


Dated:  11/13/01       /s/ Michael O'Donnell
                       ------------------------------------------
                       Michael O'Donnell, Chief Executive Officer
                       and President


Dated:  11/13/01       /s/ Robert O'Callahan
                       ------------------------------------------
                       Robert O'Callahan, Chief Financial Officer