Form 10-Q
period 2001-12-31
SALON MEDIA GROUP INC
filed 2002-01-31
CIK 1084332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on January 28, 2002 was 14,155,276 shares.
================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------

                                                                           PAGE
PART I    FINANCIAL INFORMATION                                           NUMBER


ITEM 1:   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of December 31, 2001 and
          March 31, 2001 (unaudited)......................................    3

          Condensed Consolidated Statements of Operations for the three and
          nine months ended December 31, 2001 and 2000 (unaudited)........    4

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended December 31, 2001 and 2000 (unaudited).............    5

          Notes to Condensed Consolidated Financial
          Statements (unaudited)..........................................    6

ITEM 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   10

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk......   29

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings...............................................   29

ITEM 2.   Changes in Securities and Use of Proceeds.......................   29

ITEM 3.   Defaults upon Senior Securities.................................   30

ITEM 4.   Submission of Matters to a Vote of Security Holders.............   30

ITEM 5.   Other Information...............................................   31

ITEM 6:   Exhibits and Reports on Form 8-K................................   31

          Signatures......................................................   31

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             SALON MEDIA GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (in thousands, except share and per share amounts)

                                                            DECEMBER 31,    MARCH 31,
                                                                2001          2001
                                                              --------      --------
ASSETS
    Current assets:
       Cash and cash equivalents                              $  2,080      $  3,047
       Accounts receivable, net                                    457           474
       Prepaid expenses and other current assets                   226           201
                                                              --------      --------
        Total current assets                                     2,763         3,722
    Property and equipment, net                                  1,487         2,731
    Intangible assets                                            1,040         1,395
    Prepaid advertising rights                                   6,469         7,075
    Other assets                                                   798         1,375
                                                              --------      --------
        Total assets                                          $ 12,557      $ 16,298
                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable and accrued liabilities               $  2,165      $  2,720
       Deferred revenue                                            678           223
                                                              --------      --------
        Total current liabilities                                2,843         2,943
    Long-term liabilities                                          173           478
                                                              --------      --------
       Total liabilities                                         3,016         3,421
                                                              --------      --------
Stockholders' equity:
    Preferred stock, $0.001 par value, 1,250 shares
       authorized, 809 issued and outstanding at
       December 31, 2001 (liquidation value of $6,472
       at December 31, 2001)                                      --            --
    Common stock, $0.001 par value, 50,000,000 shares
       authorized, 14,155,276 and 14,139,626 shares
       issued and outstanding at December 31, 2001
       and March 31, 2001                                           14            14
    Additional paid-in-capital                                  84,871        78,404
    Unearned compensation                                         (101)         (231)
    Accumulated deficit                                        (75,243)      (65,310)
                                                              --------      --------
       Total stockholders' equity                                9,541        12,877
                                                              --------      --------
        Total liabilities and stockholders' equity            $ 12,557      $ 16,298
                                                              ========      ========

 The accompanying notes are an integral part of these condensed consolidated financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           DECEMBER 31,                DECEMBER 31,
                                                      ----------------------      ----------------------
                                                        2001          2000          2001          2000
                                                      --------      --------      --------      --------
Net revenues                                          $  1,128      $  2,270      $  2,668      $  6,226
                                                      --------      --------      --------      --------
Operating expenses:
    Production and content                               1,157         2,500         3,948         7,658
    Sales and marketing                                    585         1,956         2,106         6,110
    Research and development                               162           501           538         1,331
    General and administrative                             417           961         1,601         2,512
    Amortization of intangibles                            121           265           355           944
    Write-down of long-lived assets                       --           1,717           782         1,717
                                                      --------      --------      --------      --------
       Total operating expenses                          2,442         7,900         9,330        20,272
                                                      --------      --------      --------      --------

Loss from operations                                    (1,314)       (5,630)       (6,662)      (14,046)
Other income, net                                            5            25            15           417
                                                      --------      --------      --------      --------
       Net loss                                         (1,309)       (5,605)       (6,647)      (13,629)

Preferred deemed dividend                                 --            --          (3,189)         --
Cumulative cash dividend on preferred stock                (65)         --             (97)         --
                                                      --------      --------      --------      --------
Net loss attributable to common stockholders          $ (1,374)     $ (5,605)     $ (9,933)     $(13,629)
                                                      ========      ========      ========      ========
Basic and diluted net loss per share attributable
       to common stockholders                         $  (0.10)     $  (0.43)     $  (0.73)     $  (1.06)

Weighted average shares used in computing
       basic and diluted net loss per share
       attributable to common stockholders              13,585        13,051        13,535        12,907


       The accompanying notes are an integral part of these condensed consolidated financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                   ----------------------
                                                                                     2001          2000
                                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $ (6,647)     $(13,629)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Loss on disposal of assets                                                          23          --
     Write-down of long-lived assets                                                    782         1,717
     Stock-based compensation and warrant amortization                                  152           137
     Depreciation and amortization                                                      908         1,585
     Allowance for doubtful accounts                                                    309           200
     Amortization of prepaid advertising rights                                         606           607
     Changes in assets and liabilities:
        Accounts receivable                                                             (56)          896
        Prepaid expenses, other current assets and other assets                         100          (693)
        Accounts payable and accrued liabilities                                       (660)       (1,635)
        Deferred revenue                                                                455            (1)
                                                                                   --------      --------
           Net cash used in operating activities                                     (4,028)      (10,816)
                                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (6)         (874)
   Acquisitions, net of liabilities assumed                                            --            (400)
                                                                                   --------      --------
           Net cash used in investing activities                                         (6)       (1,274)
                                                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock, net                                     3,204          --
   Proceeds from exercise of stock options                                                7            73
   Principal payments under capital leases                                             (144)         (125)
   Repayment of short-term borrowings                                                  --             (90)
                                                                                   --------      --------
           Net cash provided by (used in) financing activities                        3,067          (142)
                                                                                   --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (967)      (12,232)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      3,047        17,982
                                                                                   --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  2,080      $  5,750
                                                                                   ========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of stock and warrants in connection with acquisition                   $    108      $  1,469
   Issuance of warrants in connection with preferred stock financing                    898          --
   Preferred deemed dividend in connection with preferred stock financing             3,189          --
   Property and equipment purchased under capital lease                                --             221

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

2.     BASIS OF PRESENTATION

         The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2001 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and nine months ended December 31, 2001 are not necessarily indicative of the expected results for any other interim period or the fiscal year ending March 31, 2002.

         These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flow from operations since inception and has an accumulated deficit at December 31, 2001 of $75,243. These factors raise substantial doubt about Salon's ability to continue as a going concern.

         Salon has reduced expenses, and may reduce them further, to match anticipated revenues to reach cash-flow breakeven. However, until cash-flow breakeven is reached, Salon will continue to use its current cash on hand generated from the net proceeds from the issuance of preferred stock during the quarter ended September 30, 2001. If Salon is unable to generate sufficient cash flows from operations or should management determine it to be prudent, Salon may seek additional sources of capital. There can be no assurance that Salon will be able to obtain such financing, if necessary, on terms which are favorable or at all.

         In the event that Salon is unable to increase revenues or financing is unavailable, management can explore further reductions of expenses to levels that could be financed by the revenues generated. There can be no assurance that a further cost cutting exercise will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on Salon's business and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
             (amounts in thousands, except share and per share data)

3.     SALON PREMIUM

         In April 2001, Salon launched Salon Premium, a paid subscription service. Salon Premium offers readers who pay $6 for a one-month subscription, $30 for a one year subscription or $50 for a two year subscription, access to exclusive new content; the option to view Salon content without advertising banners and pop-ups; access to select unabridged content that is currently offered for free (abridged versions are available free for non-subscribers) and the ability to easily download content in text format, a convenience that will enable readers to view additional Salon articles when not connected to the internet. Revenue is recognized ratably over the period that services are provided.

4.     CONCENTRATIONS

         No customer accounted for more than 10% of total revenue for the three or nine months ended December 31, 2001. Two customers accounted for 13% and 10% of total revenues for the three months ended December 31, 2000 and no customer accounted for more than 10% of total revenue for the nine months ended December 31, 2000. Salon did not record any barter revenues for the three or nine months ended December 31, 2001. Salon did not record any barter revenues for the three months ended December 31, 2000, but recorded $63 of barter revenue or 1% of total revenue for the nine months ended December 31, 2000. Three customers each accounted for 10% of the total accounts receivable balance at December 31, 2001, and one customer accounted for 10% of the total accounts receivable balance at December 31, 2000.

5.     SOFTWARE DEVELOPMENT COSTS

         During the fiscal year ended March 31, 2001 Salon capitalized $674 of expenditures incurred to enhance Salon's proprietary software as Salon contemplated marketing the software. Salon has since discontinued all development and dedicated internal marketing efforts to focus on its core content, production and maintenance. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $674 in the nine month period ended December 31, 2001.

6.     PREFERRED STOCK

         On August 9, 2001 and September 13, 2001, Salon issued approximately 809 shares of Series A Redeemable Convertible Preferred Stock (Preferred Stock) at $4,000 per share and issued warrants to purchase approximately 6,472,000 shares of common stock for $0.2875 per share, for net proceeds of approximately $3,204. The holders of the Preferred Stock are entitled to the following rights and preferences: cumulative and accrued dividends of 8.0% annually; in the event of a liquidation, they will receive prior and in preference to distributions made to holders of common stock, an amount equal to $8,000 per share of Series A Convertible Preferred Stock, and then participate with the holders of common stock up to an aggregate return of $12,000 per share of Preferred Stock; certain voting rights and terminable redemption rights. The Preferred Stock can be converted into approximately 12,944,000 shares of common stock at the discretion of the Preferred Stock holders. On October 24, 2001, the redemption feature was automatically terminated by Salon's shareholders in accordance with the terms of the Certificate of Designation of Preferences and Rights of the Series A Preferred Stock dated as of August 8, 2001.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
             (amounts in thousands, except share and per share data)

         The difference between the offering price of the Preferred Stock and the fair value of the common stock into which the Preferred Stock is convertible on the dates of the transactions, resulted in a beneficial conversion feature in the amount of $2,257. The allocation of proceeds between Preferred Stock and warrants and the immediate redemption feature of the Preferred Stock resulted in an immediate accretion of the Preferred Stock in the amount of $932. The aggregate value of the beneficial conversion feature and immediate accretion, of $3,189, is reflected as a preferred dividend in the consolidated statements of operations. In addition, an 8% cash dividend of $97 has accrued to the holders of the Preferred Stock as of December 31, 2001. As of this date, such cash dividend was not paid.

7.     NET LOSS PER SHARE

         Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period, as follows:

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   DECEMBER 31,                       DECEMBER 31,
                                                         ------------------------------      ------------------------------
                                                             2001              2000              2001              2000
                                                         ------------      ------------      ------------      ------------
Numerator:
  Net loss applicable to common stockholders             $     (1,374)     $     (5,605)     $     (9,933)     $    (13,629)
                                                         ============      ============      ============      ============

Denominator:
  Weighted average shares outstanding                      14,155,000        13,939,000        14,153,000        13,559,000
  Weighted average shares held in escrow                     (570,000)         (888,000)         (618,000)         (652,000)
                                                         ------------      ------------      ------------      ------------
  Weighted average shares used in computing
     basic and diluted net loss per share applicable
     to common stockholders                                13,585,000        13,051,000        13,535,000        12,907,000
                                                         ============      ============      ============      ============
  Basic and diluted net loss per share applicable
     to common stockholders                              $      (0.10)     $      (0.43)     $      (0.73)     $      (1.06)
                                                         ============      ============      ============      ============
  Antidilutive securities including options,
     warrants and convertible preferred stock not
     included in loss per shares calculation               27,388,774         4,761,401        27,388,774         4,761,401

8.     RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS), "Accounting for Derivatives and Hedging Activities" (SFAS No. 133). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, SFAS No. 133, requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
             (amounts in thousands, except share and per share data)

(i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship and further, on the type of hedging relationship. Salon adopted SFAS No. 133, as amended, effective April 1, 2001 with no impact on its consolidated financial statements. To date, Salon has not engaged in derivative or hedging activities.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141). This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The implementation of SFAS No. 141 is not expected to have a significant impact on Salon's financial condition or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The implementation of this standard is not expected to have a significant impact on Salon's financial condition or results of operations.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Division of a Business." Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Salon is currently assessing the impact of its adoption on its financial statements.

         In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on Issue 1(a) of EITF Issue 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees" that an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should be displayed in the balance sheet of the grantor as an asset rather than as a reduction of stockholders' equity. While no specific transition guidance was provided in connection with this consensus, Salon has adopted this consensus effective immediately and such adoption resulted in reclassifying prepaid advertising rights received from a stockholder in exchange for common stock as a non-current asset as of December 31, 2001. The March 31, 2001 balance sheet has been reclassified to conform with this presentation. The impact of this reclassification was to increase total assets by 6,469 and 7,075 at December 31, 2001 and March 31, 2001 respectively, and to increase total stockholders' equity and total liabilities and stockholders' equity by similar amounts at the same dates. In connection with this reclassification, Salon has updated its assessment of the carrying value of this long-lived asset and believes, based on current cash flow forecasts and expectations, that the asset is

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
             (amounts in thousands, except share and per share data)

not impaired at December 31, 2001. If Salon were not to meet its cash flow expectations, this asset would be reviewed for potential impairment and a write-down may be required in the future.

--------------------------------------------------------------------------------
PART I:       FINANCIAL INFORMATION
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         This section and other parts of this Form 10-Q contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties, including, but not limited to, statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources. Although Salon believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon's public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

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

         The main entry and navigation point to Salon's ten websites is Salon's home page at www.salon.com. The websites provide news, features, interviews and regular columnists on specific topics, from politics and arts and entertainment to parenting and health, while Salon's online communities allow users to interact and discuss Salon content and other topics via electronic messaging. Salon's users can access Table Talk or The Well through www.salon.com or through Salon's ten content websites. Salon offers two websites, News and Politics, in which substantially all content is only offered to Salon Premium subscribers, with an abridged form available to all users.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000

NET REVENUES:

            Net revenues decreased 50% to $1.1 million for the three months ended December 31, 2001 from $2.3 million for the three months ended December 31, 2000 and decreased 57% to $2.7 million for the nine months ended December 31, 2001 from $6.2 million for the nine months ended December 31, 2000. Advertising revenues declined to $0.7 million for the three months ended December 31, 2001 from $2.0 million the prior year while subscription revenue increased from $0.1 million to $0.3 million in the same period. Advertising revenues declined to $1.5 million for the nine months ended December 31, 2001 from $5.5 million the prior year. Subscription revenues doubled from $0.4 million for the nine months ended December 31, 2000 to $0.8 million for the nine months ended December 31, 2001. In addition, Salon recognized $0.2 million of website management software sales during the nine months ended December 31, 2001 and no comparable amounts last year. Salon cannot predict when or if it may generate additional software sales. The decrease in advertising revenue was attributable to an overall contraction in the United States economy, e-commerce or Internet businesses reducing advertising without compensating increases from more established advertisers, most advertisers choosing to place advertisements in the largest media portal sites, the September 11, 2001 terrorist acts and advertisers' concern with Salon's financial viability.

         In April 2001, Salon began Salon Premium, a paid subscription service. Salon Premium offers readers who pay either $30 for a one year subscription or $50 for a two year subscription, access to exclusive new content; the option to view Salon content without advertising banners and pop-ups; access to select unabridged content that is currently offered for free (abridged versions will continue to be available free for non-subscribers) and the ability to easily download content in text format, a convenience that enables readers to view additional Salon articles when not connected to the Internet. In October 2001, Salon began featuring its unabridged stories found in its News and Politics websites exclusively to Salon Premium members. In December 2001, Salon began offering one-month subscriptions for $6.

         Salon Premium revenue is recognized ratably over the period that services are provided. Salon recognized $0.2 million of Salon Premium revenue for the three months ended December 31, 2001 and $0.3 million of revenue for the nine months ended December 31, 2001. As of December 30, 2001, Salon has approximately 28,000 paid subscribers and has deferred $0.6 million of revenue over the remaining subscription periods. Salon estimates that it will generate approximately $1.0 million of Salon Premium revenue in its first year of operation. Salon cannot predict how much revenue will be generated in the second year of operation.

         There was no barter revenue recognized for either the three months or nine months ended December 31, 2001. There was no barter for the three months ended December 31, 2000 and barter was not a significant source of revenue for the nine months ended December 31, 2000.

PRODUCTION AND CONTENT:

         Production and content expenses during the three months ended December 31, 2001 were $1.2 million versus $2.5 million for the three months ended December 31, 2000, a decline of $1.3 million or 54%. The decrease in production, content and product costs for the three months ended September 30, 2001 versus September 30, 2000, is primarily attributable to a $0.8 million decrease in salaries and benefits from staff reductions between periods, the benefit of a 15% salary reduction this year and $0.2 from reduced purchases of freelance articles.

         Production and content expenses during the nine months ended December 31, 2001 were $3.9 million versus $7.7 million for the nine months ended December 31, 2000, a decline of $3.8 million or 48%. The decrease between years is primarily due to an elimination of approximately thirty-five positions and the effect of a 15% salary reduction this year, which combined to reduce expenses by $2.2 million. Reduced purchases of freelance articles yielded additional savings of $0.8 million and curtailment of travel activities reduced expenses an additional $0.2 million.

SALES AND MARKETING:

         Sales and marketing expenses during the three months ended December 31, 2001 were $0.6 million versus $2.0 million for the three months ended December 31, 2000, a decline of $1.4 million or 70%. The decrease in sales and marketing is primarily attributable to staff reductions between periods and the effect of a 15% salary reduction this year, which combined to reduce expenses by $0.8 million, $0.2 million from the curtailment of non-essential advertising and marketing efforts, and $0.1 million from the reversal of an accrual no longer deemed necessary.

         Sales and marketing expenses during the nine months ended December 31, 2001 were $2.1 million versus $6.1 million for the nine months ended December 31, 2000, a decline of $4.0 million or 66%. The decrease in sales and marketing expenses is primarily attributable to an elimination of approximately thirty positions and the effect of a 15% salary reduction this year, which combined reduced expenses by $2.2 million. Curtailment of non-essential advertising and marketing expenditures resulted in saving an additional $1.0 million, and a reduction in travel reduced expenses an additional $0.2 million.

         Included in sales and marketing expenses are non-cash advertising expenses related to an investment in Salon by Rainbow Media Holdings, Inc. in the form of prepaid advertising rights valued at $8.1 million which is being amortized over a ten year period. Amortized amounts were $0.2 million for both the three months ended December 31, 2001 and 2000 and $0.6 million for both the nine months ended December 31, 2001 and 2000.

RESEARCH AND DEVELOPMENT:

         Research and development expenses during the three months ended December 31, 2001 were $0.2 million versus $0.5 million for the three months ended December 31, 2000, a decline of $0.3 million or 68%. The decrease is primarily attributable to staff reductions between periods and the effect of a 15% salary reduction this year.

         Research and development expenses during the nine months ended December 31, 2001 were $0.5 million versus $1.3 million for the nine months ended December 31, 2000, a decline of $0.8 million or 60%. Of the decrease, $0.4 million is attributable to an elimination of approximately fourteen positions and the effect of a 15% salary reduction this year and $0.3 million is due to a general contraction in spending.

GENERAL AND ADMINISTRATIVE:

         General and administrative expenses during the three months ended December 31, 2001 were $0.4 million versus $1.0 million for the three months ended December 31, 2000, a decline of $0.6 million or 57%. The decrease is primarily attributable to staff reductions between periods and the effect of a 15% salary reduction this year and a decline in general corporate expenses.

         General and administrative expenses during the nine months ended December 31, 2001 were $1.6 million versus $2.5 million for the nine months ended December 31, 2000, a decline of $0.9 million or 36%. The decrease is primarily attributable to an elimination of approximately five positions and the effect of a 15% salary reduction this year, a decline in general corporate expenses, partially offset by an increase in bad debt expense due to the write-off of a $0.2 million long-term note receivable in the quarter ended September 30, 2001.

AMORTIZATION OF INTANGIBLES:

         Amortization of intangible expenses during the three months ended December 31, 2001 was $0.1 million versus $0.3 million for the three months ended December 31, 2000, a decline of $0.2 million or 54%. During the fiscal year ended March 31, 2001 goodwill resulting from the acquisition of The Well was written-down as impaired and goodwill resulting from the acquisition of MP3Lit.com was written-off as impaired. The resulting reduction in this class of asset as a component of intangible assets is attributable for the $0.2 million decline in amortization expense between periods.

         Amortization of intangible expenses during the nine months ended December 31, 2001 was $0.4 million versus $0.9 million for the nine months ended December 31, 2000, a decline of $0.5 million or 62%. During the fiscal year ended March 31, 2001 goodwill resulting from the acquisition of The Well and MP3Lit.com was written-off as impaired. The resulting reduction in this class of asset as a component of intangible assets is attributable for the $0.5 million decline in amortization expense between periods.

WRITE-DOWN OF LONG-LIVED ASSETS:

         Effective October 1, 2000 Salon determined that no significant revenue could be generated in the near future from the sale of digital downloadable spoken word recordings which was Salon's intent in acquisition of MP3Lit.com, Inc in May 2000. Accordingly, Salon wrote off the unamortized balance of goodwill associated with the acquisition of $1.7 million in the three months ended December 31, 2000.

         During the fiscal year ended March 31, 2001 Salon capitalized $0.7 million of expenditures to enhance Salon's proprietary software as Salon contemplated marketing the software. During the quarter ended June 30, 2001 Salon discontinued all development and dedicated internal marketing efforts to focus on its core content, production and maintenance. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $0.7 million during the nine month period ended December 31, 2001.

         In May 2000, Salon acquired MP3Lit.com in a transaction that included contingently issueable common stock. As a consequence, Salon issued 317,000 shares of common stock valued at $0.1 million in May 2001 resulting in additional purchase consideration classified as goodwill. As determined during the fiscal year ended March 31, 2001, all the goodwill associated with the acquisition was impaired, and as a result the additional goodwill resulting from this additional stock award was written off during the nine month period ended December 31, 2001. Additional contingent shares of 412,100 and 158,500 are to be issued in May 2002 and May 2003, respectively. Salon cannot predict at this time the financial impact of issuing these additional contingent shares.

OTHER INCOME, NET:

         Other income, net was zero in both the three and nine month periods ended December 31, 2001 and was zero for the three months ended December 31, 2000 and $0.4 million for the nine months ended December 31, 2000. The decrease in other income, net is primarily attributable to a decrease in interest income as a result of a decrease in cash between periods, as Salon has been utilizing its cash to fund operations.

PREFERRED DEEMED DIVIDEND:

         The preferred deemed dividend of $3.2 million for the nine months ended December 31, 2001 represents a one-time non-cash charge resulting from the difference between the offering price of Salon's Series A redeemable convertible preferred stock sold in August and September 2001 and the fair value of Salon's common stock into which the preferred stock is convertible on the dates of the transactions, as well as the effect of an immediate redemption right of the preferred stock issued, after allocating the proceeds between preferred stock and warrants.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:

         As a result of the above factors, Salon recorded a net loss attributable to common stockholders of $1.4 million, or $0.10 per share for the three months ended December 31, 2001 compared to a net loss of $5.6 million, or $0.43 per share for the three months ended December 31, 2000. In addition, Salon recorded a net loss attributable to common stockholders of $9.9 million, or $0.73 per share for the nine months ended December 31, 2001 compared to a net loss of $13.6 million, or $1.06 per share for the nine months ended December 31, 2000. Salon does not anticipate any significant changes in the amount of expenditures in the near future.

LIQUIDITY AND CAPITAL RESOURCES:

         As of December 31, 2001 Salon had approximately $2.1 million in available cash from the issuance of Salon's Series A Redeemable Convertible Preferred Stock in August and September 2001. Salon also has $0.7 million of restricted cash held primarily as deposits for various lease arrangements.

         Net cash used in operations was $4.0 million for the nine months ended December 31, 2001, compared to $10.8 million for the nine months ended December 31, 2000. The principal use of cash during the nine months ended December 31, 2001 was to fund the $6.6 million net loss for the period and a $0.7 million decrease in liabilities, offset partly by non-cash charges of $2.8 million and an increase in deferred revenue of $0.5 million. The principal use of cash during the nine months ended December 31, 2000 was to fund the $13.6 million net loss for the period and a $1.6 million decrease in liabilities, offset partly by non-cash charges of $4.2 million and a decrease of $0.9 million in receivables.

         Net cash used in investing activities was immaterial for the nine months ended December 31, 2001, compared to $1.3 million for the nine months ended December 31, 2000. Salon does not expect any significant capital expenditures during the current fiscal year. During the nine months ended December 31, 2000, net cash used for investing activities consisted of $0.4 million for an acquisition and $0.9 million for the purchase of property and equipment.

         Net cash from financing activities provided $3.1 million for the nine months ended December 31, 2001 from the issuance of Series A Redeemable Convertible Preferred Stock with net proceeds of approximately $3.2 million, offset by $0.1 million from nominal payments for capital lease obligations. This compares to an outflow of $0.1 million for the nine months ended December 31, 2000 primarily for nominal payments of capital lease obligations.

         As of December 31, 2001 Salon's available cash resources were sufficient to meet working capital needs for approximately five to six months. Salon has eliminated various positions, not filled positions opened by attrition, implemented a wage reduction of 15% effective April 1, 2001 and has cut discretionary spending to minimal amounts, but due to a weak U.S. economy in general, and limited visibility of advertising activity, it is unable to predict when it will reach cash-flow break even.

         Salon may continue to raise additional funds, for which additional stock, such as Series A Preferred Stock, may be issued to fund its operations. If Salon raises additional funds by selling equity securities, or securities which convert into equity securities, the percentage ownership of Salon's stockholders will be reduced and its stockholders will most likely experience additional dilution. Given Salon's recent low stock price, any dilution will likely be very substantial for existing shareholders. Salon cannot be sure that additional financing will be available on terms favorable to Salon, or at all. If adequate funds are not available on acceptable terms, if at all, Salon's ability to continue operations, react to competitive pressures, or take advantage of unanticipated opportunities will be more limited than if additional capital was available. Liquidity continues to be a constraint on business operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, SFAS No. 133, requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship and further, on the type of hedging relationship. Salon adopted SFAS No. 133, as amended, effective April 1, 2001 with no impact on its consolidated financial statements. To date, Salon has not engaged in derivative or hedging activities.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141). This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The implementation of SFAS No. 141 is not expected to have a significant impact on Salon's financial condition or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The implementation of this standard is not expected to have a significant impact on Salon's financial condition or results of operations.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Division of a Business." Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Salon is currently assessing the impact of its adoption on its financial statements.

         In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on Issue 1(a) of EITF Issue 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees" that an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should be displayed in the balance sheet of the grantor as an asset rather than as a reduction of stockholders' equity. While no specific transition guidance was provided in connection with this consensus, Salon has adopted this consensus effective immediately and such adoption resulted in reclassifying prepaid advertising rights received from a stockholder in exchange for common stock as a non-current asset as of December 31, 2001. The March 31, 2001 balance sheet has been reclassified to conform with this presentation. The impact of this reclassification was to increase total assets by 6,469 and 7,075 at December 31, 2001 and March 31, 2001 respectively, and to increase total stockholders' equity and total liabilities and stockholders' equity by similar amounts at the same dates. In connection with this reclassification, Salon has updated its assessment of the carrying value of this long-lived asset and believes, based on current cash flow forecasts and expectations, that the asset is not impaired at December 31, 2001. If Salon were not to meet its cash flow expectations, this asset would be reviewed for potential impairment and a write-down may be required in the future.

RISK FACTORS

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND MARKET PRICE OF STOCK:

WE LACK SIGNIFICANT REVENUES, AND HAVE A HISTORY OF LOSSES

         We have not achieved profitability and expect to incur operating losses in the near future. If and when Salon does achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

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

OUR STOCK LISTING HAS CHANGED AND MAY CHANGE AGAIN

         Salon listed its stock on the NASDAQ National Market until August 31, 2001, at which time it commenced listing on the NASDAQ Small Cap Market due to Salon's inability to meet continued listing requirements in the NASDAQ National Market. Listing retention on the NASDAQ Small Cap Market requires continuing compliance with NASDAQ listing standards. As of December 31, 2001, Salon has complied with the net tangible assets requirement for continued listing on NASDAQ's Small Cap Market. While NASDAQ has provided that companies may have until June 2002 to meet the $1.00 minimum bid price requirement, Salon's present stock price is under $1.00. Salon cannot predict whether the price of the stock will meet the minimum bid requirements in that time period, which creates a risk of possible future delisting proceedings due to Salon's inability to meet the minimum bid requirements.

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

         With a recent decrease in advertising revenue, Salon has begun to depend more on cash generated from Salon Premium, a paid subscription service implemented in April 2001. Salon estimates that as of January 2002 approximately thirty to thirty-five percent of its content is available to Salon Premium subscribers only. The implementation of Salon Premium may therefore adversely restrict and reduce the number of impressions available to sell to advertisers. Salon believes recent content restrictions and reduction in sellable impressions have reduced theoretical advertising capacity but have not created practical shortages in practice, and Salon has the means to create useful space as demand increases.

WE HAVE AN ACTIVE SUBSCRIPTION PROGRAM BUT THE REVENUE RESULTS ARE NOT CERTAIN

         Salon has had a subscription business since it acquired The Well, an online forum, in March 1999. The Well has now been in operation for over ten years. In July 2001, Salon's previously free Table Talk online forum, which it developed internally, was transitioned to a subscription service. In April 2001, Salon launched Salon Premium, which provides Salon readers with certain benefits in exchange for a subscription for a year or more. In October 2001, Salon continued its efforts to expand its subscriber base, in part, by making unabridged News and Politics stories only available to Salon Premium members. In December 2001, Salon began offering one-month subscriptions to Salon Premium. Salon Premium members for the most part, however, choose to view Salon's content without any advertisements. While traditional media properties commonly operate with advertising within subscriber-purchased pages, Salon has not implemented this model. Dividing some of our Websites between abridged content accompanied by advertising and unabridged content accompanied by subscription revenue may not achieve acceptable circulation or revenue goals.

WE DO NOT KNOW WHAT SALON PREMIUM'S RENEWAL RATE WILL BE

         Salon began offering one and two year subscriptions to Salon Premium in April 2001. In December 2001, Salon began offering one-month subscriptions to Salon Premium. Since Salon Premium is still within its first year of operation, Salon does not have operating history to utilize in predicting renewal rates.

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND MAY ADVERSELY AFFECT OUR STOCK PRICE

         Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could severely harm our business. These factors include:

     o   our ability to attract and retain advertisers and subscribers;

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

     o   successfully sell and market our network to advertisers;

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

WE MUST DETERMINE WHETHER TO ESTABLISH OR MAINTAIN DISTRIBUTION RELATIONSHIPS TO ATTRACT MORE USERS AND SUBSCRIBERS TO OUR NETWORK

         In past periods we have depended on distribution relationships with high-traffic Websites to increase our user base. There has been intense competition for relationships with these sites, and we may not be able to, or want to, enter into such relationships on favorable terms or at all. Even if we enter into distribution relationships with these Websites, their sites may not attract significant numbers of users, and our Websites may not attract additional users from these relationships. Moreover, we have paid, and may in the future pay, significant fees to establish these relationships. We also have instituted relationships designed to promote and sell subscriptions to Salon Premium. These relationships are new and we cannot now say whether they will prove effective and economic.

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

         Due to recurring operating losses, our current financial position and potential NASDAQ SmallCap delisting, we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. We may be unable to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed.

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

         We rely on a number of third party suppliers for various services, including Web hosting, advertising delivery, and Internet traffic measurement. While we believe that we could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by our current suppliers could severely harm our business.

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

         Advertisers are increasingly selecting shorter campaign lengths with less lead time until launch. These campaigns have less flexibility in delivery requirements and limit the ability of the company to precisely identify future revenues.

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

POSSIBLE STATE SALES AND OTHER TAXES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

         We generally do not collect sales or other taxes from individuals who sign up for Salon subscriptions. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies, including Salon, which engage in or facilitate electronic commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could reduce our ability to derive revenue from electronic commerce. Moreover, if any state or foreign country were to successfully assert that we should collect sales or other taxes on the exchange of merchandise on our network or to tax revenue generated from Salon subscriptions, our financial results could be harmed.

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

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

         Salon's exposure to market risk for changes in interest rates relates primarily to Salon's investment portfolio. Salon places its investments with high credit issuers in short-term securities with maturities of less than three months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Salon has no investments denominated in foreign currencies and therefore is not subject to foreign exchange risk.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On August 9, 2001 and September 13, 2001, Salon issued for cash approximately 809 shares of Series A Redeemable Convertible Preferred Stock (Preferred Stock) at $4,000 per share and issued warrants to purchase approximately 6,472,000 shares of common stock for $0.2875 per share, for net proceeds of approximately $3.2 million. The proceeds from the issuance of preferred stock is to be used for working capital and other general corporate purposes. A total of fifteen investors, comprised of venture capital firms and individual investors, acquired the stock. The Preferred Stock and warrants were issued pursuant to Regulation D promulgated under the Securities Act of 1933 as amended.

         The holders of the Preferred Stock are entitled to the following rights and preferences: cumulative and accrued dividends of 8.0% annually; in the event of a liquidation, they will receive prior and in preference to distributions made to holders of common stock, an amount equal to $8,000 per share of Series A Convertible Preferred Stock, and then participate with the holders of common stock up to an aggregate return of $12,000 per share of Preferred Stock; certain voting rights and terminable redemption rights. The Preferred Stock will become convertible into approximately 12,992,000 shares of common stock subject to stockholders' approval. On October 24, 2001 Salon's stockholders' approved the conversion to common stock feature of the Preferred Stock and the redemption feature of the Preferred Stock was automatically terminated in accordance with the Certificate of Designation of Preferences and Rights of the Series A Preferred Stock dated as of August 8, 2001.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At our Annual Meeting of Stockholders held on October 24, 2001, the following individuals were elected to the Board of Directors:

                                          VOTES FOR        VOTES AGAINST
                                          ---------        -------------
         Robert Ellis                     8,424,909              121,137
         David Talbot                     8,519,518               26,528

The following proposals were approved at our Annual Meeting:

                                                         VOTES         VOTES          VOTES            NON
                                                          FOR         AGAINST       ABSTAINED         VOTES
                                                     ------------- -------------- -------------- --------------
1.  To  approve  the   issuance  of  shares  of  the    5,023,393        135,436          4,749      3,382,468
Company's  Common stock upon (i) the  conversion  of
the Company's issued and issuable Series A Preferred
Stock,  and (ii) the  exercise of  warrants  for the
purchase  of shares of the  Company's  Common  Stock
issued and issuable in connection  with the issuance
of the Series A Preferred Stock

2. To approve an amendment to the Company's  Amended    8,347,147        190,106          8,793              0
and Restated  Certificate of Incorporation to effect
a reverse split of the Company's  outstanding Common
Stock  by  a  ratio  of  between   one-for-five  and
one-for-twenty

3. Amend the  Company's  1995 Stock  Option  Plan to    4,861,985        228,957         72,636      3,382,468
increase  the  number  of  shares  of  Common  Stock
reserved for issuance under such Plan by 3,000,000

4. Ratify the appointment of  PricewaterhouseCoopers    8,537,486          5,960          2,600              0
LLP as the  independent  auditors of the Company for
the fiscal year ending March 31, 2002

ITEM 5.  OTHER INFORMATION.

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         None

(b)      REPORTS ON FORM 8-K.

         On November 5, 2001 Salon filed a Current Report on Form 8-K under Item 5 announcing the results of its Annual Meeting held on October 24, 2001 for which stockholders approved (a) the issuance of common stock upon (i) the conversion of Series A Preferred stock and (ii) the exercise of warrants for the purchase of common stock issued and issuable in connection with the issuance of Series A Preferred stock and (b) allowing the Company's Board of Directors the option of effecting a reverse split of our common stock.

         On November 15, 2001 Salon filed a Current Report on Form 8-K under
Item 5 announcing that the redemption feature of the Company's Redeemable Convertible Preferred Stock was removed as a result of stockholder action taken at the 2001 Annual Meeting held October 24, 2001 and an exhibit showing, on a proforma basis, the effect of such a removal on Salon's balance sheet as if this event had occurred as of September 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned, thereunto duly authorized.

                    SALON MEDIA GROUP, INC.

Dated:  1/31/02     /s/ Michael O'Donnell
                    --------------------------------------------
                    Michael O'Donnell, Chief Executive Officer and President

Dated:  1/31/02     /s/ Robert O'Callahan
                    --------------------------------------------
                    Robert O'Callahan, Chief Financial Officer