Form 10-K
period 2002-03-01
SALON MEDIA GROUP INC
filed 2002-06-26
CIK 1084332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002
                                       OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 10, 2002 was 14,155,276 shares.

Parts of the definitive proxy statement for Registrant's 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.
================================================================================

--------------------------------------------------------------------------------
FORM 10-K
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------
                                                                           PAGE
PART I                                                                    NUMBER

ITEM 1.  Business.........................................................   3

ITEM 2.  Properties.......................................................  12

ITEM 3.  Legal Proceedings................................................  12

ITEM 4.  Submission of Matters to a Vote of Security Holders..............  12

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..........................................................  13

ITEM 6.  Selected Consolidated Financial Data.............................  14

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Result of Operations.............................................  15

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.......  38

ITEM 8.  Consolidated Financial Statements and Supplementary Data.........  39

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures............................................  63

PART III

ITEM 10. Directors and Executive Officers of the Registrant...............  63

ITEM 11. Executive Compensation...........................................  63

ITEM 12. Security Ownership of Certain Beneficial Owners and Management...  63

ITEM 13. Certain Relationships and Related Transactions...................  63

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..  64



SIGNATURES................................................................  67

Consent of Independent Accountants........................................  68

PART I

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, on-line advertising market performance, subscription service plans, non-web opportunities and revenue sources. Although Salon Media Group, Inc. (Salon) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Salon's actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon's public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

         Salon's actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Salon's Future Results and Market Price of Stock." In this report, the words "anticipates," "believes," "expects," "estimates," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1.  BUSINESS

OVERVIEW

         Salon Media Group, Inc. is an Internet media company providing online news and information for the sophisticated reader. An online pioneer, Salon offers award-winning journalism from breaking news and in-depth analysis to provocative commentary on politics, technology, culture and entertainment. Salon also offers an audio streaming Website, and hosts two online communities -Table Talk and The Well. Salon believes that its network of Websites combines the thoughtfulness of print, the timeliness of television and the interactivity of talk radio.

         Salon was originally incorporated in July 1995 in the state of California and reincorporated in Delaware in June 1999. On June 22, 1999, Salon had its initial public offering, with its common stock quoted on the NASDAQ National Market under the symbol SALN. Effective May 16, 2001 Salon adopted the name Salon Media Group, Inc. Due to Salon's inability to meet the continued listing requirements of the NASDAQ National Market, effective September 25, 2001, shares of Salon's common stock commenced trading on the NASDAQ SmallCap Market under the symbol SALNC.

WEBSITES

            The main entry and navigation point to Salon's ten Websites is Salon's home page at www.salon.com. Salon's content provides a continuously updated array of news, features, interviews and regular columnists and include the following:

News Salon News features breaking stories, investigative journalism and commentary, as well as interviews with newsmakers, politicians and pundits. News columnists include political commentators Joe Conason and David Horowitz and sports writer Allen Barra. In addition, author and broadcaster Arianna Huffington contributes regularly to the Website.

Technology &     Smart, opinionated coverage of Internet news and digital
Business         culture from today's best technology writers, along with
                 in-depth features about the business world and the economy.
                 Technology & Business offers daily feature stories and reviews of books, hardware, software and Websites.

Arts &           Arts & Entertainment features movie, music and television
Entertainment    reviews and interviews. The Website includes frequent
                 television features; extended film coverage including actor and director interviews; Real Life Rock Top 10, Greil Marcus' weekly music column; and Masterpiece, a weekly spotlight on a great work of art, from pop culture to opera.

Life Life features articles by thought-provoking writers about family life, motherhood and women's lives and issues. Includes the weekly "Mothers Who Think" feature and a weekly "Style of Life" column of witty, thoughtful commentary on style and fashion.

Books            Books includes ahead-of-the-curve daily book reviews;
                 interviews with today's most interesting writers; Book Bag, a weekly dose of must-reads recommended by celebrated authors; and the Salon Book Awards, an annual literary event honoring the year's best books.

People This Website takes a discerning look at celebrity and the culture of celebrity. People includes Nothing Personal, a daily gossip and news column by Amy Reiter.

Comics The Website features the works of comic luminaries Tom Tomorrow, Ruben Bolling, Carol Lay and Keith Knight.

Politics Salon Politics features some of the most in-depth and hard-hitting political coverage found anywhere, and hosts features like "Bushed," an opinionated chronicle of the George
                 W. Bush era, and "Red Vs. Blue," a compendium of popular observations from across the political spectrum.

Sex The Website features articles about sex, society and culture, and features David Thomson's column about sex in movies and popular culture and the advice column of Cary Tennis.

Salon Audio      Salon Audio offers hundreds of free recordings of short
                 stories, novel excerpts, poems, essays, interviews and more.
                 Authors include such American legends as Ernest Hemingway and Edgar Allen Poe, plus contemporary favorites such as John
                 Grisham, Michael Crichton, Anne Rice, Tom Wolfe, John Updike,
                 Maya Angelou, Henry Rollins and many more.

         Salon has two online subscription communities, The Well and Table Talk, which allow users to discuss Salon content and interact with other users and Salon's editorial staff. Salon frequently arranges for featured guests, including well-known commentators and writers, to join discussions on The Well. The Well is a member-only discussion community while Table Talk is available for all Internet users to read, but only subscribers may post. The two online communities had approximately 4,400 paying subscribers as of March 31, 2002.

         Salon believes that its original, award-winning content allows Salon to attract and retain users who are younger, more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its network of Websites and online communities a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online. Web awards that Salon has won since 1998 include:

2002
  "Best 50 Websites" - Time Magazine

2001
  "Best Online Magazine" - Yahoo Internet Life
  "Top 100 Websites" - PC Magazine

2000
  "General Excellence in Online Journalism Original to the Web" - Online
   Journalism Awards
  "Enterprise Journalism Original to the Web" - Online Journalism Awards "Best Technology Website" and "Best Parenting Website" - Forbes

1999
  "David Talbot, one of the 20 Stars of the New News" - Newsweek
  "Best Online Magazine" - Webby Awards
  "Top of the Net" - Yahoo Internet Life

1998
  "Best Online Magazine" - Webby Awards
  "Best of Multimedia" - Entertainment Weekly
  "Top of the Net" - Yahoo Internet Life

DEMOGRAPHICS

         According to a Spring 2002 survey by @Plan 2000, an independent research firm, Salon's user base has the following characteristics: (a) 59% are between the ages of 25 and 49; (b) an average household income of $79,600; (c) 72% have earned a college degree and 35% have earned a post-graduate degree; (d) 66% have professional, managerial or technical positions; (e) 96% shop online; and (f) 88% are online every day or more often.

         The number of unique visitors to a Websites can measure the acceptability of the Website. To Salon, a unique visitor is an individual visitor to its network of Websites. Salon's unique visitors to its Websites and communities have stayed constant at approximately 3.5-3.8 million during the last two years. Salon determines unique visitors by analyzing Website server log files. The circulation, as measured by unique visitors, has stayed constant for two years, despite the growth of Salon Premium -- which relies on making certain content exclusive (with resulting Website content restriction changes in April and October 2001) -- suggests that even though some Internet users probably stopped visiting Salon's Websites rather than subscribe to the full content package, Salon continues to attract new visitors to its highly acclaimed and compelling editorial content to maintain Salon's historical circulation levels. Salon's editorial viewpoint is still widely available in the free portion of the Website and in the freely available headers of the Premium content. Such free material comprises an estimated 65-70% of Website content.

INTERNET ADVERTISING

         Salon now concentrates its efforts on the basis that the main strength of Internet advertising closely mimics that of traditional media advertising, forging brand loyalty. The Internet was originally thought to be a unique medium for advertisers because it would allow more flexibility, interactivity and measurement capabilities than traditional media, such as newspapers, magazines, television and radio, and provide users with immediate access to information about advertisers and their products. It was hoped that the Internet would allow advertisers to gather demographic information about users and to deliver targeted messages and products to specific consumer groups. Because of these factors, advertisers purchased advertising in Websites and created businesses based on "click through" revenue directly generated by the advertising. In practical terms, this approach has not proven to be profitable to most publishers or advertisers.

         Salon believes its viewers are quite attractive to traditional advertisers and brand campaigns. Jupiter Media Metrix reports that there were
52.8 million at-work Internet users in 2001 and projects that there will be 57.7 million at-work Internet users during the calendar year 2002. In November 2001, the Online Publishers Association, in partnership with Millward Brown IntelliQuest conducted a study of these Internet users. The study highlighted that: a) daytime on the Internet is prime time, b) 67% of all executives use the Internet at work, c) total online media consumption exceeds total from television, d) the Internet provides a highly desirable media target of young, highly compensated, highly educated individuals and e) Internet advertising works with this audience, as the Internet is considered by this group of individuals to be particularly appropriate for product information and purchase decisions.

         Online advertisers and retailers have spent most of their marketing budgets on Websites with the highest traffic volume. These Websites include portals such as Yahoo.com, which bring together and organize a wide variety of content, search engines such as Google.com, which allow users to search for specific information, and major online media publications such as CNN.com. As Internet advertising and electronic commerce mature, however, Salon believes online advertisers and retailers will increasingly spend their marketing dollars on more focused Websites to reach specific demographic groups, as has occurred in traditional advertising media.

         Some predict that a major shift in online advertising spending will occur as advertisers move media campaigns from generalized Websites toward more narrowly targeted Websites. Targeted Websites provide content on designated topics, and therefore attract users looking for subject-specific information. Because targeted Websites are usually the direct source of information the user wants, rather than simply a gateway to other collections of information like a portal or search engine, these Websites are frequently referred to as "destination sites." Destination sites such as Salon may become attractive to advertisers and retailers because they allow more seamless integration of marketing campaigns and product sales with related content, and more effectively target the advertisers' and retailers' most likely customers.

PAY FOR CONTENT INITIATIVE

         Many Internet based companies, including Salon, have determined that a revenue model based primarily on advertising is incomplete. Advertising revenue has been adversely impacted by the current weak demand for advertising space that companies, such as Salon, provide. User subscriptions or a direct consumer pay for content approach is a new revenue source for Internet content providers, and new to most Internet users. At the start of its 2002 fiscal year Salon launched Salon Premium, a paid subscription service. Salon may have been the first news and culture Website to charge for content but others, notably The Wall Street Journal and Consumer Reports, have always charged visitors for access to their features. Since Salon's launch of Salon Premium, other Internet based content providers (such as

The Motley Fool and American Greetings Corporation's Egreetings.com Website) have either begun pay for content initiatives, or are planning such initiatives.

REVENUE SOURCES

         Most of Salon's revenues are advertising revenues, derived from the sale of promotional space on its Internet properties. Services offered range from short-term advertisements to long-term arrangements, which have included in the past the development of co-branded, integrated Websites. Revenues derived from such arrangements are recognized during the period that the service is provided, provided that no significant obligations remain at the end of the period. Salon's obligations typically include the guarantee of a minimum number of impressions, or times that an advertisement appears in pages viewed by users of Salon's Websites. To the extent the minimum guaranteed impressions are not delivered, Salon defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved. One customer, Lexus, accounted for 13% of advertising revenue, but only 8% of total revenue for the year ended March 31, 2002. Salon believes that the loss of this customer would not have a material adverse impact on Salon. One customer, Ask Jeeves, accounted for 11% of advertising revenue, but only 10% of total revenue for the fiscal year ended March 31, 2001 and was not a source of revenue during the year ended March 31, 2002. No customer accounted for 10% or more of advertising revenue or total revenue for the fiscal year ended March 31, 2000. Salon has earned advertising income by offering HTML leads to content partners who provide dynamic headlines on Salon's Websites, but did not recognize any revenue from this source during the last three quarters of the year ended March 31, 2002, and it does not expect this to be a source of revenue in fiscal year 2003.

         Salon began offering Salon Premium, a paid subscription service, in April 2001. Salon Premium's rates are $6 for a one-month subscription, $30 for a one-year subscription and $50 for a two-year subscription. Benefits of Salon Premium include access to exclusive new content; the option to view Salon content without advertising banners, pop-ups or other forms of advertising; access to select unabridged content that is currently offered for free (abridged versions are available free for non-subscribers) and the ability to easily download content in text format, a convenience that enables readers to view additional Salon articles when not connected to the Internet. In October 2001, Salon began featuring its unabridged stories found in its News and Politics Websites exclusively to Salon Premium members. Revenue is recognized ratably over the subscription period. During the year ended March 31, 2002 in which Salon Premium operated for approximately eleven months, Salon received $1.1 million in cash from approximately 35,100 subscribers, recognized $0.6 million of revenue for this service, and recorded $0.5 million as deferred revenue in its consolidated balance sheet as of March 31, 2002.

         Salon offers The Well and Table Talk, monthly subscription services, for access to on-line discussion forums. Revenue is recognized ratably over the subscription period. Salon also generates revenue from the licensing of content that previously appeared in Salon's Websites. Salon has generated minimal income from product sales for the last three years.

         Salon has generated barter revenue in which Salon exchanges advertising space on its Websites for reciprocal advertising space on other Websites or the exchange of goods or services. Revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements delivered and are recognized when the advertisements are run on Salon's Websites. Barter expenses are recorded when Salon's advertisements are run on the reciprocal Websites, which is typically in the same period as when advertisements are run on Salon's Websites. Barter revenues represented none, 0.9%, and 17.8% of total revenues for the fiscal years ended March 31, 2002, 2001, and 2000, respectively. Salon does not anticipate recording any barter revenue in fiscal year 2003.

SALES AND MARKETING

         Salon has sales offices in New York City and San Francisco with ten active sales employees as of March 31, 2002, down from sixteen employees as of March 31, 2001. In addition, Salon has three employees engaged in marketing based in its San Francisco office.

         During the fiscal year ended March 31, 2001, Salon incurred $1.2 million in advertising costs to promote and attract viewers to its network of Websites. In its efforts to reduce expenses, Salon only incurred $0.7 million of advertising expenses during the year ended March 31, 2002. During the years ended March 31, 2001 and 2002, Salon utilized $0.8 million of non-cash advertising credits, which resulted from an investment in Salon by Rainbow Media Holdings in the form of prepaid advertising rights that provides advertising in various television networks without the use of cash. Advertising expense for the year ended March 31, 2002 includes credits of $0.1 million resulting from adjusting estimated amounts owed to vendors to actual amounts. Salon does not expect to incur any significant cash related marketing expenditures in fiscal year 2003.

COMPETITION

         The last two years have brought on a weakened economy affecting both traditional and Internet based businesses. The weakened economy has resulted in the reduction, deferral or elimination of advertising campaigns by many advertisers. With this business climate, Salon is experiencing intense competition for advertising dollars. What makes the current advertising climate even more difficult for Salon is that advertising dollars are drawn disproportionately to the top ten Websites. Therefore, with the remaining pool of advertising dollars, Salon is competing with a considerable number of Websites. This competition has resulted in reduced net revenues.

         In addition, some of Salon's competitors provide cross platform advertising mediums such as print and Internet advertising. These competitors enjoy substantial competitive advantages over Salon since advertisers look for cross platforms to advertise their goods and services.

         If Salon does not compete effectively or if it experiences any pricing pressures, or loss of market share resulting from increased competition, its business could be adversely affected.

SALON'S STRATEGY

INCREASING CIRCULATION

         Salon has always attracted visitors to its Websites due to its unique, compelling and highly acclaimed editorial content. Salon plans on continuing with this strategy to entice individuals to its Websites as evidenced by the awards it has received. In June 2002, Salon plans on launching its first ever e-book written exclusively for Salon by John Dean, who will reveal his research into the identity of "Deep Throat" of Watergate fame. This e-book is contemplated to increase the awareness of Salon to Internet users and provide media "buzz" about Salon. In addition, it is contemplated that a major Internet portal will promote this e-book with links to Salon, further increasing Salon's circulation.

         In early 2002, Salon created a new thirty-second commercial. This commercial will be run for Salon through Rainbow Media Holdings television networks, The Bravo Network, Independent Film Channel, and American Movie Classics. The running of these commercials will not require a cash outlay as advertising credits obtained in a December 1999 stock agreement with Rainbow Media Holdings, a subsidiary of Cablevision Systems, will be utilized. Salon anticipates that the new commercial will result in increased circulation.

CONTINUE TO ESTABLISH INNOVATIVE ADVERTISING AND PROMOTION PROGRAMS

         With the drop-off in e-commerce and Internet businesses advertising campaigns on the Internet, Salon now targets well established Fortune 1000 companies to generate advertising revenues. To entice these companies, Salon has had to develop new ad units. These new units are bigger, more visually integrated with the Website, optimized for animation and allow interaction with the viewer and more closely resemble the traditional creative look of print media and television. Salon plans on continuing to develop new advertising units in the future.

         In addition, in order to provide an advertiser with a unique advertising experience, Salon has introduced a "Brand Blast" in which an advertiser will be entitled to all the advertising space within Salon's Websites for a specified period of time. Salon has also created a "Front Page Roadblock and Splash Page" in which an advertiser owns all the advertising space on Salon's home page for a given period of time. Salon contemplates continuing to develop new advertising mediums for advertisers in order to attract them to Salon.

EXPAND SUBSCRIPTION-BASED REVENUES

         In April 2001 Salon launched Salon Premium, a paid subscription service. During its first eleven months of operation, Salon received $1.1 million in cash from approximately 35,100 subscribers. The subscribers represented approximately 1% of the unique visitors to its Websites. Salon estimates that approximately 10%-11% of the visitors to its Websites would consider paying for a subscription service such as Salon Premium. It is Salon's strategy to convince more of these individuals to join Salon Premium. As a signup promotion, Salon is offering new subscribers free audio book downloads, free downloads of audio plays courtesy of L.A. Theatre works, and a free six-month subscription to "Mother Jones." The planned promotional items will be free to Salon and therefore will not have any impact on Salon's results of operations. Future plans to increase membership include potentially offering a wide selection of free magazine subscriptions, e-mailing links of major headlines and feature stories to subscribers, and the ability to download an entire issue of Salon to members' PDA. The current and planned features to increase subscribers to Salon Premium are also geared to maximize renewal rates. At this time, Salon cannot predict what the renewal rate will be for individuals who have subscribed for one year of Salon Premium.

         In order to increase Salon Premium revenue, Salon is contemplating subscription sales through third parties. Salon is unable to predict how successful this strategy will be.

EXPAND AND CREATE NEW BUSINESS OPPORTUNITIES

         In the past year, Salon featured a third party-service that offered personal advertisements on Salon's Websites and for which Salon received a portion of the revenue generated for the third party. Salon contemplates expanding this feature to include a classified section, also provided by a third party, during the fiscal year ending March 31, 2003. Salon intends to pursue other similar third party services as opportunities warrant, other business opportunities that may bundle Salon's content with other content providers, but cannot predict how much revenue will be generated from these potential new revenue sources, if at all.

INFRASTRUCTURE AND OPERATIONS

         Salon has created a flexible publishing structure that enables it to develop its content while responding quickly to news events and taking advantage of the ease of distribution provided by the Internet. Salon content is developed on its proprietary software platform and captured in a database for reuse in web and other formats. The system allows Salon content to be easily redistributed to other Websites, newspapers, magazines, and electronic devices.

         Salon's Websites are supported by a variety of servers using the Solaris and Linux operating systems. Salon's top technical priority is the fast delivery of pages to its users. Salon's systems are designed to handle traffic growth by balancing the amount of traffic among multiple servers. Salon relies on server redundancy to help achieve its goal of 24 hour, seven-day-a-week Website availability. Regular automated backups protect the integrity of Salon data. During the fiscal year ended March 31, 2002, Salon revised the design of its Websites to facilitate searching Salon's archive of previously published content.

         Salon servers are maintained by a third-party facility that provides bandwidth on demand to meet the fluctuating needs of Salon's network. The third party offers high-speed connections to the Internet, helping ensure fast serving and delivery of Salon's Websites, and monitors all servers via human or technical means on a continuous basis. Salon follows password management procedures to protect access to its servers. Uninterruptible power supplies for protection against power outages support all of Salon's servers.

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

         Salon has licensed in the past, and expects to license in the future, proprietary rights such as trademarks and copyrighted material to third parties. While Salon attempts to insure that these licensees maintain the quality of its brand, its licensees may take actions that adversely affect the value of the Salon brand or Salon's other proprietary rights. Any such adverse acts could materially harm Salon's reputation and its business.

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

EMPLOYEES

         As of March 31, 2002, Salon had 3 part-time and 58 full-time employees. Salon believes its employee relations are good. None of Salon's employees are represented by a labor union or are subject to a collective bargaining agreement. Salon's future success is highly dependent on the ability to attract, hire, retain and motivate qualified personnel.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information with respect to executive officers of Salon as of March 31, 2002:

Name                    Age   Position
----------------------- ----  --------------------------------------------------
David Talbot             50   Chairman of the Board, Editor-in-Chief
Michael O'Donnell        38   Chief Executive Officer, President
Robert O'Callahan        51   Chief Financial Officer, Treasurer and Secretary
Scott Rosenberg          42   Senior Vice President, Editorial Operations
Patrick Hurley           40   Senior Vice President, Business Operations
Cheryl Lucanegro         50   Senior Vice President, Advertising Sales

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

         SCOTT ROSENBERG has served as Salon's Senior Vice President, Editorial Operations since October 2000. From January 1999 until then, he served as Vice President of Website Development. He also serves as Salon's managing editor and has held that position since June 1999. Previous to that, he served as Senior Editor/Technology, a position he held from the founding of Salon in 1995. Before joining Salon, he was the San Francisco Examiner's movie and theater critic for nearly 10 years. Mr. Rosenberg holds a Bachelor of Arts degree from Harvard University.

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

         CHERYL LUCANEGRO has served as Salon's Senior Vice President, Advertising Sales since January 2002. From June 2001 to January 2002 she was the founder and President of Excellerate, a consulting company. From October 1997 to June 2001 she was the Senior Vice President Online and Integrated sales and other positions with the media company, Standard Media International, Inc. From June 1997 to September 1997 she was Director of Financial and Direct Markets for Power Agent, Inc. From March 1992 to June 1997 she was Vice President Associate Publisher and other positions for Upside Media. From 1983 to March 1992 she was Regional Sales Manager and held other positions with Ziff/Davis Publishing/ Cahners-Ziff. Ms. Lucanegro holds a Bachelor of Science degree in journalism from the University of Florida.

ITEM 2.  PROPERTIES

         Salon leases approximately 20,800 square feet of space at 22 Fourth Street 15th and 16th Floor, San Francisco, California. The rent for this space currently is approximately $70,000 per month, and the lease expires in December 2009. Approximately 10,700 square feet of the space, representing the 15th floor, is subleased at approximately $45,000 per month with the term expiring February 2003.

         Salon leases approximately 7,000 square feet of space at 126 Fifth Avenue, New York, New York. The rent for this space currently is approximately $18,000 per month, and the lease expires in December 2004.

         Salon leases approximately 1,500 square feet of space at 1642 R Street, Washington, DC. The rent for this space currently is approximately $3,000 per month, and the lease expires in February 2006.

         Salon leases approximately 9,300 square feet of space at 706 Mission, San Francisco, California. The rent for this space currently is approximately $16,000 per month, and the lease expires in July 2002.

ITEM 3.   LEGAL PROCEEDINGS

         Salon is not a party to any pending legal proceedings which it believes will materially affect its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

         Salon listed its common stock on the NASDAQ National Market under the symbol SALN from its June 22, 1999 initial public offering until September 25, 2001, at which time it commenced listing on the NASDAQ SmallCap Market under the symbol SALNC due to Salon's inability to meet the continued listing requirements for the NASDAQ National Market. Information with respect to the quarterly high and low market prices for Salon's common stock for its fiscal years 2002 and 2001, based on sales transactions reported by NASDAQ, is provided below:

                         FISCAL YEAR ENDED       FISCAL YEAR ENDED
                          MARCH 31, 2002           MARCH 31, 2001
                         ----------------         ----------------
FOR THE QUARTERS ENDED     HIGH     LOW            HIGH       LOW
                         -------- -------         -------- -------
      June 30              0.59     0.18           4.63      1.06
      September 30         0.65     0.12           2.25      1.13
      December 31          0.26     0.10           1.69      0.38
      March 31             0.21     0.12           1.13      0.22


         There were 240 holders of record of Salon common stock as of June 6, 2002. The closing price of Salon's common stock on June 6, 2002 was $0.14 per share.

         Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                              Dollar amounts in thousands, except per share
                                         -------------------------------------------------------
Year Ended March 31,                       2002        2001        2000        1999        1998
-------------------------------------    -------     -------     -------     -------     -------
Net revenues                             $ 3,619     $ 7,202     $ 8,002     $ 2,921     $ 1,156
Net loss (1)                             $ 8,000     $19,155     $21,890     $ 6,233     $ 3,825
Net loss attributable to common
     stockholders (2)                    $11,286     $19,155     $33,405     $ 6,504     $ 3,825
Basic and diluted net loss per share
attributable to common stockholders      $  0.83     $  1.48     $  3.63     $ 16.63     $ 10.20
Weighted average common shares
     outstanding used in computing
     per share amounts                    13,547      12,962       9,204         391         375
Cash and cash equivalents                $ 1,542     $ 3,047     $17,982     $   754     $ 1,926
Prepaid advertising rights               $ 6,266     $ 7,075     $ 7,884     $  --       $  --
Total assets (3)                         $11,342     $16,298     $35,284     $ 7,808     $ 2,707
Capital leases - long-term portion       $    77     $   325     $   324     $  --       $  --
Total long-term liabilities              $   229     $   601     $   473     $    75     $    95

(1) Net loss for year ended March 31, 2002 includes a write-down of long-lived assets of $782 due to impairments. The net loss for fiscal year ended March 31, 2001 includes a write-down of long-lived assets of $3,517 due to impairments.

(2) Net loss attributable to common stockholders for fiscal year ended March 31, 2002 includes a preferred deemed dividend of $3,189 which was the difference between the offering price of Salon's Series A preferred stock sold in August and September 2001 and the deemed fair value of Salon's common stock on the date of the transaction. The net loss attributable to common stockholders for fiscal year ended March 31, 2000 includes a preferred deemed dividend of $11,515 that was the difference between the offering price of Salon's then Series C preferred stock sold in April 1999 and the deemed fair value of Salon's common stock on the date of the transaction. The net loss attributable to common stockholders for fiscal year ended March 31, 1999 includes a preferred deemed dividend of $271 that represents the difference between the offering price of Salon's then Series C preferred stock sold in September 1998 and the deemed fair value of Salon's common stock on the date of the transaction

(3) Amounts for the years ended March 31, 2000 and 2001 reflect adoption of Emerging Issues Task Force Issue 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees" for that year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

OVERVIEW

         Salon Media Group, Inc. is an Internet media company that produces a total network of ten subject-specific, Websites, and two online communities - The Well and Table Talk. Salon was incorporated in July 1995 and launched its initial Websites in November 1995. Salon has averaged approximately 3.5-3.8 million unique visitors per month. A unique user is an individual visitor to Salon's network.

         Most of Salon's revenues are advertising revenues, derived from the sale of promotional space on its Websites. Services that have been offered range from short-term advertisements to long-term arrangements and may have included the development of co-branded, integrated Websites. During the year ended March 31, 2002, most advertisements were of short duration, generally less than ninety days, and did not include any co-branded, integrated Websites. Salon also generated advertising income by offering HTML leads to content partners who provided dynamic headlines on Salon's Websites.

         Salon began offering Salon Premium, a paid subscription service, in April 2001. Salon Premium's rates are $6 for a one-month subscription, $30 for a one-year subscription and $50 for a two-year subscription. Benefits of Salon Premium include access to exclusive new content; the option to view Salon content without advertising banners, pop-ups or other forms of advertisements; full access to premium-only content (abridged versions are available free for non-subscribers) and the ability to easily download content in text format, a convenience that enables readers to view additional Salon articles when not connected to the Internet. In October 2001, Salon began featuring its unabridged stories found in its News and Politics Websites exclusively to Salon Premium members. Revenue is recognized ratably over the period that services are provided. During the year ended March 31, 2002, Salon received $1.1 million in cash, recognized $0.6 million of revenue for this service, and recorded $0.5 million as deferred revenue. Salon can not determine if it will be able to sustain comparable growth for the year ending March 31, 2003 or what renewal rate to expect.

         Salon offers The Well and Table Talk, monthly subscription services, for access to on-line discussion forums. Revenue is recognized ratably over the subscription period. Salon generates revenue from the licensing of content that previously appeared in Salon's Websites. Salon has generated minimal income from product sales.

          Salon has generated barter revenue in which Salon exchanges advertising space on its Websites for reciprocal advertising space on other Websites or the exchange of goods or services. Revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements delivered and are recognized when the advertisements are run on Salon's Websites. Barter expenses are recorded when Salon's advertisements are run on the reciprocal Websites, which is typically in the same period as when advertisements are run on Salon's Websites. Barter revenues represented none, 0.9%, and 17.8% of total revenues for the fiscal years ended March 31, 2002, 2001, and 2000, respectively.

         Production, content and product expenses consist primarily of salaries and related expenses for Salon's editorial, artistic, audio and production staffs, online communities staff, payments to freelance writers and artists, and telecommunications and computer related expenses for the support and delivery of Salon's Websites and online communities. Also included in production, content and product expenses are costs associated with electronic commerce transactions, including the costs of product inventory and distribution. This category of costs was not material for the years ended March 31, 2002, 2001 and 2000.

         Sales and marketing expenses consist primarily of salaries, commissions and related personnel costs, travel, and other costs associated with Salon's sales force, as well as advertising, promotional and distribution costs.

         Research and development expenses consist primarily of salaries and related personnel costs associated with the development, testing and enhancement of Salon's software to manage its Websites and to enhance Salon's Website, and support editorial operations. During the year ended March 31, 2001, Salon capitalized $0.7 million of costs related to enhancing Salon's Website management software. During the year ended March 31, 2002 Salon discontinued all direct effort to market and sell this software to focus its efforts on its core content, production and maintenance efforts. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $0.7 million. Prior to June 2000, Salon expensed all costs related to enhancing its Websites, and since then, has not incurred any material costs for enhancement or to add substantial additional functionality on its Websites.

         General and administrative expenses consist primarily of salaries and related personnel costs, accounting and legal fees, and other fees associated with operating a publicly traded company.

         The acquisition of The Well LLC in March 1999 and MP3Lit.com (MP3Lit) in May 2000 resulted in Salon recording goodwill and other intangible assets. Through March 31, 2002 amortization of such assets was being amortized ratably over the estimated useful lives of the respective assets, generally five years. During the fiscal year ended March 31, 2001 Salon determined The Well LLC asset was partially impaired and recorded an impairment charge of $1.8 million. During the fiscal year ended March 31, 2001 Salon determined the MP3Lit.com asset was impaired and recorded an impairment charge of $1.7 million, net of $0.2 million amortization previously recorded. As part of the MP3Lit acquisition, 888,000 shares of common stock were issued and held in escrow, of which 317,000 shares were issued in May 2001. The remaining shares are to be issued over a two-year period to certain former stockholders of MP3Lit. The issuance of 317,000 shares was valued at $0.1 million and resulted in additional purchase consideration classified as goodwill. As determined during the fiscal year ended March 31, 2001, all the goodwill associated with the acquisition was impaired, and as a result, the additional goodwill resulting from this additional stock award was written off during the fiscal year ended March 31, 2002. The remaining 571,000 contingent common shares will be recorded at their fair value on the respective issue dates as additional purchase consideration, classified as goodwill, and immediately written off as an impaired asset as Salon is no longer attempting to generate revenue from the acquired business. Contingent shares of 412,100 were issued subsequent to March 31, 2002 with the value being immaterial. The remaining contingent shares of 158,500 are to be issued in May 2003 and Salon cannot predict their financial impact at this time.

          Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2002, Salon had an accumulated deficit of $76.6 million. These losses have been funded primarily through the issuance of preferred stock and Salon's initial public offering of common stock in June 1999.

         Salon believes that it will incur negative cash flows from operations for the year ending March 31, 2003. Although Salon has targeted positive cash flows from operations for the fourth quarter of fiscal year 2003, because of the rapid and unexpected sharp deterioration of the general business climate in the past year and a half, Salon may not achieve either positive cash flows from operations or financial reporting profitability in the future.

         Salon has not recorded a provision for federal or state income taxes for any period since inception due to incurring operating losses. At March 31, 2002 Salon had net operating loss carryforwards for federal income tax purposes of $50.6 million, which expire in the years March 31, 2011 through March 31,

2021. Salon also has net operating loss carryforwards for state income tax purposes of $25.2 million that begin to expire in 2004. Utilization of Salon's net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets. The net valuation allowance increased $2.7 million during the year ended March 31, 2002 to $19.7 million. Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. These factors include Salon's history of net losses since inception and expected near-term future losses.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon's significant accounting policies are described in Note 2 to the consolidated financial statements. Salon believes policies and estimates related to revenue recognition and prepaid advertising rights represent our critical accounting policies and estimates. Future results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION

         Salon recognizes revenues once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Revenues are recognized ratably in the period over which Salon's obligations are fulfilled. Payments received before Salon's obligations are fulfilled are classified as "Deferred revenue" in Salon's consolidated balance sheet.

         Most of Salon's revenues are advertising revenues, derived from the sale of promotional space on its Websites. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided, as long as no significant obligations remain at the end of the period. Salon's obligations typically include the guarantee of a minimum number of impressions, or number of times that an advertisement appears in pages viewed by users of Salon's Websites. To the extent the minimum guaranteed impressions are not delivered, Salon defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved, if mutually agreeable with an advertiser. If these "make good" impressions are not agreeable to an advertiser, no further revenue is recognized.

         Salon began offering Salon Premium, a paid subscription service, in April 2001. Salon Premium's rates are $6 for a one-month subscription, $30 for a one-year subscription and $50 for a two-year subscription. Benefits of Salon Premium include access to exclusive new content; the option to view Salon content without advertising banners, pop-ups or other forms of advertising; full access to premium-only content (abridged versions are available free for non-subscribers) and the ability to easily download content in text format, a convenience that enables readers to view additional Salon articles when not connected to the Internet. Revenue is recognized ratably over the subscription period.

         Salon offers The Well and Table Talk, monthly subscription services, for access to on-line discussion forums. Revenue is recognized ratably over the subscription period.

PREPAID ADVERTISING RIGHTS

         In December 1999, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings and received $11.8 million of advertising credits that could be utilized for up to ten years. The credits were valued at $8.1 million, based on the price of Salon's stock on the date the transaction was finalized. This long-lived asset is subject to a periodic review of impairment.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 2002 AND 2001

NET REVENUES

         Salon's net revenue decreased 50% to $3.6 million in the year ended March 31, 2002 from $7.2 million in the fiscal year ended March 31, 2001.

         Advertising revenues decreased 68% to $1.9 million for the year ended March 31, 2002 from $6.2 million for the year ended March 31, 2001. The decrease in advertising revenue was attributable to an overall contraction in the United States economy, e-commerce or Internet businesses reducing advertising without compensating increases from more established advertisers, most advertisers choosing to place advertisements in the largest Websites, the September 11, 2001 terrorist acts and advertisers' concern with Salon's financial viability. Salon did not record any barter sales for the year ended March 31, 2002 and $0.1 million of barter sales during the year ended March 31, 2001. Based on the continuing weak United States economy, Salon cannot predict what advertising revenues will be generated during the year ending March 31, 2003.

          Subscription revenues increased 121% to $1.2 million for the year ended March 31, 2002 from $0.5 million for the year ended March 31, 2001. The increase is attributable to Salon Premium, a paid subscription service launched in late April 2001, which generated $0.6 million in revenue during its approximately eleven months of operation. Salon estimates it could generate at least $1.0 million of Salon Premium revenue for the year ending March 31, 2003.

         Salon recognized $0.2 million of Website management software sales during the year ended March 31, 2002 and no comparable amounts in prior years. Salon does not anticipate generating additional software sales for the year ending March 31, 2003.

         All other sources of revenue accounted for $0.3 million for the year ended March 31, 2002 compared to $0.5 million for the year ended March 31, 2001. The decrease of $0.2 million was primarily due to a decline in licensing revenues between years.

PRODUCTION AND CONTENT

Production and content expenses during the year ended March 31, 2002 were $5.0 million versus $9.8 million for the year ended March 31, 2001, a decline of $4.8 million or 49%. The decrease is primarily due to an elimination of approximately forty positions between April 1, 2000 and March 31, 2002, and the effect of a 15% salary reduction initiated April 1, 2001, which combined to reduce expenses by $2.8 million. Reduced purchases of freelance articles yielded additional savings of $0.9 million and curtailment of travel activities reduced expenses an additional $0.3 million. Salon does not anticipate further staff reductions or reductions in salaries during its fiscal year ending March 31, 2003 and feels that other expenditures have been reduced to minimal levels.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses during the year ended March 31, 2002 were $2.7 million versus $7.2 million for the year ended March 31, 2001, a decline of $4.5 million or 62%. The decrease in sales and marketing expenses is primarily attributable to an elimination of approximately thirty positions between April 1, 2000 and March 31, 2002, and the effect of a 15% salary reduction initiated April 1, 2001, which combined reduced expenses by $2.4 million. Curtailment of non-essential advertising, marketing and distribution expenditures resulted in savings of an additional $1.3 million, and a reduction in travel reduced expenses an additional $0.2 million. Salon does not anticipate further staff reductions or reductions in salaries during its fiscal year ending March 31, 2003 and feels that other expenditures have been reduced to minimal levels.

            Included in sales and marketing expenses are non-cash advertising expenses related to an investment in Salon by Rainbow Media Holdings, Inc. in the form of prepaid advertising rights valued at $8.1 million which is being amortized as used. Amortized amounts were $0.8 million for each of the years ended March 31, 2002 and 2001.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses during the year ended March 31, 2002 were $0.7 million versus $1.6 million for the year ended March 31, 2001, a decline of $0.9 million or 56%. Of the decrease, $0.5 million is attributable to an elimination of approximately fourteen positions between April 1, 2000 and March 31, 2002, and the effect of a 15% salary reduction initiated April 1, 2001 and $0.4 million is due to a general contraction in spending. Salon does not anticipate further staff reductions or reductions in salaries during its fiscal year ending March 31, 2003 and feels that other expenditures have been reduced to minimal levels.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses during the year ended March 31, 2002 were $1.9 million versus $3.5 million for the year ended March 31, 2001, a decline of $1.6 million or 45%. Of the decrease, $0.5 million is attributable to an elimination of approximately five positions between April 1, 2000 and March 31, 2002 and the effect of a 15% salary reduction initiated April 1, 2001, a decline in general corporate expenses, partially offset by an increase in bad debt expense due to the write-off of a $0.2 million long-term note receivable. The results for the year ended March 31, 2001 included $0.6 million of administrative expenses related to attempts to seek venture capital and to market and sell Salon's proprietary software used to manage content on Websites. No comparable expenses were incurred during the year ended March 31, 2002 as Salon discontinued such efforts. Salon does not anticipate further staff reductions or reductions in salaries during its fiscal year ending March 31, 2003 and feels that other expenditures have been reduced to minimal levels.

AMORTIZATION OF INTANGIBLES

         Amortization of intangible expenses during the year ended March 31, 2002 was $0.5 million versus $1.2 million for the year ended March 31, 2001, a decline of $0.7 million or 61%. During the year ended March 31, 2001 goodwill resulting from the acquisition of The Well and MP3Lit.com was written-off as impaired. The resulting reduction in these components of intangible assets resulted in the $0.7 million decline in amortization expense.

WRITE-DOWN OF LONG-LIVED ASSETS

       During the year ended March 31, 2001, Salon capitalized $0.7 million of expenditures to enhance Salon's proprietary software as Salon contemplated marketing the software. During the quarter ended June 30, 2001, Salon discontinued all development and dedicated internal marketing efforts to focus on its core content, production and maintenance. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $0.7 million during the year ended March 31, 2002.

       In May 2000, Salon acquired MP3Lit.com in a transaction that included contingently issuable common stock. As a consequence, Salon issued 317,000 shares of common stock valued at $0.1 million in May 2001 resulting in additional purchase consideration classified as goodwill. As determined during the fiscal year ended March 31, 2001, all the goodwill associated with the acquisition was impaired, and as a result, the goodwill resulting from this additional stock award was written off during the year ended March 31, 2002. Contingent shares of 412,100 were issued subsequent to March 31, 2002 with the value being immaterial. Additional contingent shares of 158,500 are to be issued in May 2003 and Salon cannot predict their financial impact at this time.

INTEREST INCOME
         Interest income during the year ended March 31, 2002 was $0.1 million versus $0.6 million for the year ended March 31, 2001, a decline of $0.5 million or 86%. The decrease between years is primarily attributable to a decrease in cash between periods, as Salon has been utilizing its cash to fund operations.

PREFERRED DEEMED DIVIDEND

         The preferred deemed dividend of $3.2 million for the year ended March 31, 2002 represents a non-cash charge resulting from the difference between the offering price of Salon's Series A redeemable convertible preferred stock sold in August and September 2001 and the fair value of Salon's common stock into which the preferred stock is convertible on the dates of the transactions, as well as the effect of an immediate redemption right of the preferred stock issued, after allocating the proceeds between preferred stock and warrants.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

         As a result of the above factors, Salon recorded a net loss attributable to common stockholders of $11.3 million or $0.83 per share for the fiscal year ended March 31, 2002 compared to a net loss of $19.2 or $1.48 per share for the fiscal year ended March 31, 2001.

FISCAL YEARS ENDED MARCH 31, 2001 AND 2000

NET REVENUES

         Salon's net revenue decreased 10% to $7.2 million in the year ended March 31, 2001 from $8.0 million in the year ended March 31, 2000. Excluding non-cash barter sales of $0.1 million for the fiscal year ended March 31, 2001 and $1.4 million for the fiscal year ended March 31, 2000, sales increased 9% to $7.1 million compared to $6.6 million. The increase in cash-generating revenue is attributable to growth of the on-line advertising market and Salon's position in that market. However, revenues dropped markedly in the later portion of the fiscal year ended March 31, 2001 as the overall United States economy contracted and e-commerce or Internet businesses cut advertising without compensating increases from more established advertisers. Subscription revenue was $0.5 million for the fiscal years ended March 31, 2001 and March 31, 2000.

PRODUCTION AND CONTENT

         Production and content expenses during the year ended March 31, 2001 was $9.8 million versus $10.2 million for the year ended March 31, 2000, a decline of $0.4 million or 4%. The decrease between years is primarily attributable to a decline in freelance expenditures of $0.7 million and $1.1 million of stock compensation charges partially offset by an increase in salaries and related expenses of $1.2 million. The increase in salary related costs resulted from salary increases in the beginning of the fiscal year and $0.5 million for Salon Audio, a new division of Salon for the year.

         The decrease in stock compensation charges reflects the impact of the accelerated expense recognition method. Additionally, the termination of employees during the year resulted in lower stock compensation expense by reversing the excess of expenses recognized in prior years over vested amounts.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses during the year ended March 31, 2001 was $7.2 million versus $15.6 million for the year ended March 31, 2000, a decline of $8.4 million or 54%. The drop in sales and marketing reflects a drop in advertising expenditures of $6.6 million to $1.2 million from $7.8 million as Salon determined that this type of expenditure was no longer the preferred method to expand the user base. Advertising costs include barter transactions of $0.1 million for the ended March 31, 2001 and $1.4 million for the year ended March 31, 2000.

         The decrease in expenses between years March 31, 2001 and March 31, 2000 includes a reduction in stock compensation of $0.9 million to $0.1 million. The decrease in stock compensation charges reflects the impact of the accelerated expense recognition method. Additionally, the termination of employees during the year resulted in lower stock compensation expense by reversing the excess of expenses recognized in prior years over vested amounts.

         Included in sales and marketing expenses are non-cash advertising expenses related to an investment in Salon by Rainbow Media Holdings, Inc. in the form of prepaid advertising rights valued at $8.1 million which is being amortized as used. Amortized amounts were $0.8 million and $0.2 million for the year ended March 31, 2002 and March 31, 2001, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses were $1.6 million for both years ended March 31, 2001 and March 31, 2000. Increases in salaries and other expenses of $0.2 million were offset by a $0.2 million decrease in stock compensation expense.

         During the year ended March 31, 2001 Salon incurred and capitalized $0.7 million of costs associated with developing its proprietary software used to manage content on Websites. No comparable expenditures were incurred during the year ended March 31, 2000. Expenditures were classified as a component of "Property and equipment, net" in its Consolidated Balance Sheet as of March 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses during the year ended March 31, 2001 was $3.5 million versus $2.5 million for the year ended March 31, 2000, an increase of $1.0 million or 40%. Of the increase, $0.6 million was attributable to expenses incurred in connection with seeking venture capital and customers for Salon's proprietary software utilized in managing Websites.

AMORTIZATION OF INTANGIBLES

         Amortization of intangibles increased 18% to $1.2 million for year ended March 31, 2001 from $1.0 million in the year ended March 31, 2000. The increase of $0.2 million is attributable to the amortization of goodwill and other intangible assets resulting from the acquisition of MP3Lit in May 2000.

WRITE-DOWN OF LONG-LIVED ASSETS

         In May 2000, Salon acquired MP3Lit, a Website dedicated to offering spoken word and audio literature recordings in the MP3 format. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired resulted in $1.9 million of goodwill. During the year ended March 31, 2001 Salon determined that no significant income could be generated in the foreseeable future from the sale of digital downloadable spoken word recordings that was Salon's original intent in acquiring MP3Lit. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $1.7 million during the year ended March 31, 2001, net of $0.2 million amortization previously recorded.

         In March 1999 Salon acquired The Well LLC, an online community. The excess of the purchase price over the fair value of the net tangible assets acquired resulted in $3.6 million of goodwill and $1.6 million of other intangible assets. During the year ended March 31, 2001 Salon determined that future cash flows could not justify the current carrying value of The Well's goodwill and recorded an impairment charge in the fourth quarter of $1.8 million, representing the difference between the carrying value and the discounted net present value of the expected future net cash flows.

INTEREST INCOME

         Interest income dropped $0.5 million to $0.6 million for the year ended March 31, 2001 compared to $1.1 million for the year ended March 31, 2000. The decrease between years is primarily attributable to a decrease in cash between periods as Salon has been utilizing its cash to fund operations.

PREFERRED DEEMED DIVIDEND

         During the year ended March 31, 2000, Salon recorded a preferred deemed dividend of $11.5 million, which was the difference between the offering price of Salon's Series C preferred stock sold in April 1999 and the deemed fair value of Salon's common stock on the date of the transaction. No comparable transaction occurred during the year ended March 31, 2001.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

         As a result of the above factors, Salon recorded a net loss attributable to common stockholders of $19.2 million or $1.48 per share for the fiscal year ended March 31, 2001 compared to a net loss of $33.4 or $3.63 per share for the fiscal year ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, Salon had approximately $1.5 million in available cash from the issuance of preferred stock during the year ended March 31, 2002. Salon also had $0.6 million of restricted cash held primarily as deposits for various lease arrangements.

         Net cash used in operations was $5.0 million for the year ended March 31, 2002, compared to $13.4 million for the year ended March 31, 2001. The principal use of cash during the year ended March

31, 2002 was to fund the $8.0 million net loss for the period and a $0.8 million decrease in liabilities, offset partly by non-cash charges of $3.3 million and an increase in deferred revenue of $0.3 million. The principal use of cash during the year ended March 31, 2001 was to fund the $19.2 million net loss for the period and a $1.8 million decrease in liabilities, offset partly by non-cash charges of $6.9 million and a decrease of $1.7 million in receivables.

         Net cash used in investing activities was immaterial for the year ended March 31, 2002, compared to $1.4 million for the year ended March 31, 2001. Salon does not expect any significant capital expenditures during the next fiscal year. During the year ended March 31, 2001, net cash used for investing activities consisted of $0.4 million for an acquisition and $1.0 million for the purchase of property and equipment.

         Net cash from financing activities provided $3.5 million for the year ended March 31, 2002 from the issuance of preferred stock with net proceeds of $3.7 million, offset by $0.2 million from nominal payments for capital lease obligations. This compares to an outflow of $0.1 million for the year ended March 31, 2001 primarily for nominal payments of capital lease obligations.

         On September 23, 1999, Salon obtained a revolving line of credit from a bank for a maximum amount of $2.0 million, which included a sub-limit of $1.5 million for the issuance of standby letters of credit. Borrowings under the agreement were based on 80% of eligible receivables with interest at the bank's prime rate. The agreement expired on December 31, 2000 with no amounts then outstanding and was not renewed by the bank or reestablished with another financial institution. Standby letters of credit previously issued by the bank were subsequently collateralized by like amounts in certificates of deposit with the bank. Lessors required the standby letters of credit. As of March 31, 2002, Salon had $0.6 million in certificates of deposit as collateral for the standby letters of credit, classified as a component of "Other assets" in its Consolidated Balance Sheet.

         The following summarizes Salon's contractual obligations as of March 31, 2002, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                       Payments Due By Period
                        ----------------------------------------------------
                                        1 Year         1 - 3        After 3
                          Total        or Less         Years         Years
                        ----------    ----------    ----------    ----------
Operating leases        $    7,752    $    1,093    $    3,173    $    3,486
Capital leases                 344           262            82          --
                        ----------    ----------    ----------    ----------
     Total              $    8,096    $    1,355    $    3,255    $    3,486
                        ==========    ==========    ==========    ==========

         As of March 31, 2002, Salon's available cash resources were sufficient to meet working capital needs for approximately three to four months depending on revenues generated during the period. Salon's auditors have included a paragraph in their report indicating that substantial doubt exists as to its ability to continue as a going concern because it has recurring operating losses and negative cash flows, and an accumulated deficit. Salon has eliminated various positions, not filled positions opened by attrition, implemented a wage reduction of 15% effective April 1, 2001, and has cut discretionary spending to minimal amounts, but due to a weak U.S. economy in general, and limited visibility of advertising activity, it is unable to accurately predict if and when it will reach cash-flow break even.

         Salon needs to raise additional funds and is currently in the process of exploring financing options. If it is unable to complete the financial transactions it is pursuing or if it is unable to fund its other liquidity needs, then it may be unable to continue as a going concern. Liquidity continues to be a constraint on business operations, including Salon's ability to react to competitive pressures or to take advantage of unanticipated opportunities. If Salon raises additional funds by selling equity securities, or instruments that convert into equity securities, the percentage ownership of Salon's current stockholders will be reduced and its stockholders will most likely experience additional dilution. Given Salon's recent low stock price, any dilution will likely be very substantial for existing stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS No. 141). This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The implementation of SFAS No. 141 did not have a significant impact on Salon's financial condition or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. Salon will implement this standard effective April 1, 2002. The effect of such implementation will be to reduce goodwill amortization expense by $0.1 million annually. No material changes to the $0.2 million carrying value of goodwill or the $0.7 million carrying value of intangible assets are anticipated as a result of the adoption of SFAS No. 142.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Division of a Business." Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Salon is currently assessing the impact of the adoption of this standard on its financial statements.

         In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on Issue 1(a) of EITF Issue 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees" that an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should be displayed in the balance sheet of the grantor as an asset rather than as a reduction of stockholders' equity. While no specific transition guidance was provided in connection with this consensus, Salon has adopted this consensus effective December 31, 2001 and such adoption resulted in reclassifying prepaid advertising rights received from a stockholder in exchange for common stock as a non-current asset as of December 31, 2001. The March 31, 2001 balance sheet has been reclassified to conform to this presentation. The impact of this reclassification was to increase total assets by $6,266 and $7,075 at March 31, 2002 and March 31, 2001 respectively, and to increase total stockholders' equity and total liabilities and stockholders' equity by similar amounts at the same dates. In connection with this reclassification, Salon has updated its assessment of the carrying value of this long-lived asset and believes, based on the credit worthiness of the stockholder from which Salon acquired the advertising rights, as well as Salon's ability and intention to utilize this right, that the asset is not impaired at March 31, 2002.

         In May 2000, the EITF issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Salon adopted EITF 00-14 on January 1, 2002 and there was no impact on the results of operations, or its financial position upon adoption and no reclassifications of prior results were required for the years ending March 31, 2002, 2001 and 2000.

FACTORS THAT MAY AFFECT SALON'S FUTURE RESULTS AND MARKET PRICE OF STOCK

SALON LACKS SIGNIFICANT REVENUES, HAS A HISTORY OF LOSSES, AND AS A RESULT, MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

         Salon has a history of significant losses and expects to incur operating losses in the near future. For the year ended March 31, 2002, Salon had net losses attributable to common stockholders of $11.3 million and had an accumulated deficit of $76.6 million. If and when Salon does achieve profitability, Salon may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

         Salon's independent outside auditors provided a "going-concern" audit opinion on the consolidated financial statements for the years ended March 31, 2002, 2001 and 2000. The audit opinion reported substantial doubt about Salon's ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the "going-concern" opinion Salon's stock price and investment prospects may be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

SALON REQUIRES ADDITIONAL FUNDING THAT MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL

         During August and September 2001 and March 2002 Salon raised approximately $3.7 million in a private placement of Series A and B preferred stock. Even though Salon has eliminated various positions, not filled positions opened by attrition, implemented a wage reduction of 15% effective April 1, 2001 and has cut discretionary spending to minimum amounts, due to a weak U.S. economy in general, and a weak advertising market in particular, it is unable to predict if and when it will reach cash-flow break even. Salon therefore needs to raise additional funds within the next three to four months. If Salon raises additional funds by selling equity securities, or instruments that convert into equity securities, the percentage ownership of Salon's stockholders will be reduced and its stockholders will most likely experience additional dilution. Given Salon's recent low stock price, any dilution will likely be very substantial for existing shareholders. Salon cannot be sure that additional financing will be available on terms favorable to Salon, or at all. If adequate funds are not available on acceptable terms, if at all, Salon may be unable to continue as a going concern and its ability to react to competitive pressures and take advantage of unanticipated opportunities will be substantially limited. In addition, Salon's business could be significantly adversely affected.

         The "going-concern" opinion from Salon's auditors limits Salon's ability to access certain types of financing, and the circumstances which prompted this opinion, may limit or prevent Salon from obtaining suitable financing, if at all.

SALON'S STOCK LISTING HAS CHANGED AND MAY CHANGE AGAIN

         Shares of Salon's common stock were listed on the NASDAQ National Market until September 25, 2001, at which time they were moved to the NASDAQ SmallCap Market due to Salon's inability to meet the continued listing requirements of the NASDAQ National Market. Listing retention on the NASDAQ SmallCap Market requires continuing compliance with NASDAQ listing standards. One of the conditions of continued listing is that Salon's common stock achieve and maintain a closing bid price of at least $1.00 per share for at least ten consecutive trading days. After panel review, NASDAQ agreed to continue the date by which Salon must demonstrate that its stock has traded above $1.00 until August 13, 2002. Salon cannot predict whether the price of its common stock will meet the minimum bid requirements in that time period, which creates a risk of possible delisting proceedings due to Salon's inability to meet the minimum bid requirements.

         If the market price for Salon's common stock remains below $1.00 per share, its common stock may be deemed to be penny stock. If its common stock were considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell its securities. For example, broker dealers must make a special suitability determination for the purchaser, receive the purchaser's written consent to the transaction prior to sale, and make special disclosures regarding sales commissions, current stock price quotations, recent price information and information on the limited market in penny stock. Because of these additional obligations, some brokers may not effect transactions in penny stocks, which could adversely affect the liquidity of Salon's common stock.

         If the market price for Salon's common stock stays above $1.00 but the value of Salon's common stock not held by its directors, executive officers and affiliates does not stay above $1,000,000 for a sustained period of time, Salon may not qualify for continued listing on the NASDAQ SmallCap Market. Listing on the NASDAQ SmallCap Market would enable Salon to return to the NASDAQ National Market if and when it achieved compliance with the other NASDAQ National Market continuing listing requirements. If Salon's shares are not eligible for listing on the NASDAQ SmallCap Market, then they would not be eligible for listing again on any NASDAQ market absent compliance with the NASDAQ initial listing requirements, which are significantly more stringent than the continued listing requirements.

         If Salon's common stock is delisted from NASDAQ SmallCap Market, it will likely be traded on the over-the-counter bulletin board (OTCBB). If Salon's common stock is traded on the OTCBB, its value may be negatively impacted because stocks, which trade over-the-counter, tend to be less liquid and trade with larger variations between the bid and ask price.

SALON'S COMMON STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY REGARDLESS OF ITS ACTUAL OPERATING PERFORMANCE

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

         With the weakened demand for advertising, Salon has begun to depend more on cash generated from Salon Premium, a paid subscription service implemented in April 2001. Salon estimates that as of March 31, 2002, approximately thirty to thirty-five percent of its content is available to Salon Premium subscribers only. The implementation of Salon Premium may therefore adversely restrict and reduce the number of impressions available to sell to advertisers. Salon believes recent content restrictions and reduction in sellable impressions have reduced theoretical advertising capacity but have not created practical shortages, and Salon has the means to create useful space as demand increases.

SALON HAS AN ACTIVE SUBSCRIPTION PROGRAM BUT THE REVENUE RESULTS ARE NOT CERTAIN

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

IF SALON PREMIUM DOES NOT ACHIEVE AN ACCEPTABLE RENEWAL RATE, SALON'S RESULTS OF OPERATION WILL SUFFER

         Salon began offering one and two year subscriptions to Salon Premium in April 2001. In December 2001, Salon began offering one-month subscriptions to Salon Premium. Since Salon Premium is still within its first year of operation, Salon does not have operating history to utilize in predicting renewal rates. If it does not achieve significant renewal rates, its results of operations will suffer.

SALON'S QUARTERLY OPERATING RESULTS ARE VOLATILE AND MAY ADVERSELY AFFECT ITS COMMON STOCK PRICE

         Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could severely harm our business. These factors include:

     o   Salon's ability to attract and retain advertisers and subscribers;

     o   Salon's ability to attract and retain a large number of users;

     o the introduction of new Websites, services or products by Salon or by its competitors;

     o   the timing and uncertainty of Salon's advertising sales cycles;

     o   the mix of advertisements sold by Salon or its competitors;

     o   the economic and business cycle and the recovery speed;

     o   the level of Internet usage;

     o   Salon's ability to attract, integrate and retain qualified personnel;

     o technical difficulties or system downtime affecting the Internet generally or the operation of Salon's Websites;

     o the impact of national economic and diplomatic concerns on the advertising and news business; and,

     o   the amount and timing of operating costs.

         In order to attract and maintain Salon's user base, Salon may incur expenditures on sales and marketing, content development, technology and infrastructure. These types of expenditures are planned or committed in advance and in anticipation of future revenues. If Salon's revenues in a particular quarter are lower than it anticipates, Salon may be unable to reduce spending in that quarter. As a result, any shortfall in revenues would likely harm its quarterly operating results.

         Due to the factors noted above and the other risks discussed in this section, one should not rely on quarter-to-quarter comparisons of Salon's results of operations as an indication of future performance. It is possible that in some future periods results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of its common stock may decline.

SALON DEPENDS ON ADVERTISING SALES FOR MUCH OF ITS REVENUES, AND ITS INABILITY TO INCREASE ADVERTISING REVENUES WILL HARM ITS BUSINESS

         Revenues depend substantially on sales of advertising. In order to increase revenues, Salon needs to attract additional significant advertisers on an ongoing basis. Salon may not be able to attract or retain a sufficient number of advertisers in the future, and if Salon cannot, its business would likely be severely harmed. If Salon does not sell a sufficient number of advertisements or does not engage a sufficient number of advertisers during a particular period, its business could be severely harmed.

         Increasing Salon's advertising revenues depends upon many factors, including whether it will be able to:

     o   successfully sell and market its network to advertisers;

     o   increase its user base;

     o   increase the amount of revenues it receives per advertisement;

     o   have a sufficient number of impressions available to advertisers;

     o   increase awareness of the Salon brand;

     o   successfully sell new ad units and formats;

     o target advertisements and electronic commerce opportunities to users with appropriate interests;

     o accurately measure the number and demographic characteristics of its users;

     o   retain sales personnel; and

     o   convince advertisers that Salon will continue as a going concern.

THE LENGTH OF SALON'S SALES CYCLES IS UNCERTAIN AND VARIABLE AND MAY LEAD TO SHORTFALLS IN REVENUES AND FLUCTUATIONS IN ITS OPERATING RESULTS

         Salon's dependence on advertising subjects it to the risk of revenue shortfalls because the sales cycles for advertising vary significantly, and during these cycles Salon may expend substantial funds and management resources while not obtaining advertising revenues. If sales are delayed or do not occur, Salon's financial results for a particular period may be harmed. The time between the date of initial contact with a potential customer and the signing of an advertising order may range from as little as one week to up to nine months. Sales of advertising are subject to factors over which Salon has little or no control, including:

     o   advertisers' budgets;

     o   internal acceptance reviews by advertisers and their agencies;

     o the possibility of cancellation or delay of projects by advertisers or sponsors.

SALON HAS VARIOUS OFFICE LEASE AGREEMENTS AND ASSOCIATED LEASEHOLD IMPROVEMENTS AND DEPOSITS THAT MAY BE ADVERSELY IMPACTED IF LEASE TERMS WERE SHORTENED FOR ANY REASON

         As of March 31, 2002 Salon had leasehold improvements recorded at cost at $1.0 million with a net book value of $0.7 million, as well as $0.6 million of office lease deposits. The leasehold improvements are being depreciated over the term of its respective lease. If Salon were to shorten the lease term of various lease agreements for any reason, or terminate lease agreements, these assets could be adversely affected.

SALON MUST DETERMINE WHETHER TO ESTABLISH OR MAINTAIN DISTRIBUTION RELATIONSHIPS TO ATTRACT MORE USERS AND SUBSCRIBERS TO ITS NETWORK

         In past periods Salon depended on distribution relationships with high-traffic Websites to increase its user base. There has been intense competition for relationships with these Websites, and Salon may not be able to, or want to, enter into such relationships on favorable terms or at all. Even if Salon enters into distribution relationships with these Websites, its Websites may not attract significant numbers of users, and its Websites may not attract additional users from these relationships. Moreover, Salon has paid, and may in the future pay, significant fees to establish these relationships. Salon also has commenced relationships designed to promote and sell subscriptions to Salon Premium. These relationships are new and Salon is unable to predict they will prove effective and economic.

SALON MUST CONTINUALLY DEVELOP COMPELLING CONTENT TO ATTRACT INTERNET USERS

         Salon's success depends upon its ability to attract and retain a large number of users by delivering original and compelling Internet content and services. If Salon is unable to develop content and services that allow it to attract, retain and expand a loyal user base possessing high-value demographic characteristics, Salon will be unable to generate advertising revenues, and its revenues and operating results will be severely harmed. The content and services Salon provides on its Websites may not appeal to a sufficient number of Internet users to generate advertising revenues. Salon's ability to develop compelling content depends on several factors, including:

     o the quality and number of writers and artists who create content for Salon;

     o   the quality of Salon's editorial staff;

     o   the technical expertise of Salon's production staff; and

     o   working capital constraints of Salon.

         Consumer tastes and preferences change rapidly and we may not be able to anticipate, monitor, and successfully respond to these changes to attract and retain a sufficient number of users for Salon's network of Websites. Internet users can freely navigate and instantly switch among a large number of Websites, many of which offer content and services that compete with Salon. In addition, many Websites offer very specific, highly targeted content that could have greater appeal than Salon's network to particular subsets of its target user base.

THE CONTROVERSIAL CONTENT OF SALON'S WEBSITES MAY LIMIT ITS REVENUES

         Many of our Websites contain, and will continue to contain, content that is politically and culturally controversial. As a result of this content, current and potential advertisers and Salon Premium subscribers may refuse to do business with us. Salon's outspoken stance on political issues has and may continue to result in negative reactions from some users, commentators and other media outlets.

SALON'S PROMOTION OF THE SALON BRAND MUST BE SUCCESSFUL IN ORDER TO ATTRACT AND RETAIN USERS AS WELL AS ADVERTISERS AND STRATEGIC PARTNERS

         The success of the Salon brand depends largely on its ability to provide high quality content and services. If Internet users do not perceive Salon's existing content and services to be of high quality, or if it introduces new content and services or enters into new business ventures that are not favorably perceived by users, it may not be successful in promoting and maintaining its brand. Any change in the focus of its operations creates a risk of diluting its brand, confusing consumers and decreasing the value of its user base to advertisers. If Salon is unable to maintain or increase the Salon brand, its business could be severely harmed.

SALON NEEDS TO HIRE, INTEGRATE AND/OR RETAIN QUALIFIED PERSONNEL BECAUSE THESE INDIVIDUALS ARE IMPORTANT TO ITS GROWTH

         Salon's success significantly depends on key editorial and design personnel. In addition, because its users must perceive the content of its Websites as having been created by credible and notable sources, Salon's success also depends on the name recognition and reputation of its editorial staff, in particular David Talbot, Salon's founder and Editor-in-Chief.

      Salon's future success depends to a significant extent on the continued services of key personnel, particularly, David Talbot, and Michael O'Donnell, Chief Executive Officer. Salon currently has no employment agreement with Mr. Talbot and it does not maintain "key person" life insurance for any of its personnel. The loss of the services of Mr. Talbot, Mr. O'Donnell, or other key employees would likely have a significantly adverse effect on its business.

         Due to recurring operating losses, our current financial position and potential NASDAQ SmallCap delisting, Salon may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Salon may be unable to retain its current key employees or attract, integrate or retain other qualified employees in the future. If Salon does not succeed in attracting new personnel or integrating, retaining and motivating its current personnel, its business could be harmed.

SALON MAY EXPEND SIGNIFICANT RESOURCES TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS OR TO DEFEND CLAIMS OF INFRINGEMENT BY THIRD PARTIES, AND IF SALON IS NOT SUCCESSFUL IT MAY LOSE RIGHTS TO USE SIGNIFICANT MATERIAL OR BE REQUIRED TO PAY SIGNIFICANT FEES

         Salon's success and ability to compete are significantly dependent on its proprietary content. Salon relies exclusively on copyright law to protect our content. While Salon actively take steps to protect its proprietary rights, these steps may not be adequate to prevent the infringement or misappropriation of its content. Infringement or misappropriation of its content or intellectual property could severely harm its business. Salon also licenses content from various freelance providers and other third-party content providers. While Salon attempts to insure that this content may be freely licensed to us, other parties may assert claims of infringement against us relating to this content.

         Salon may need to obtain licenses from others to refine, develop, market and deliver new services. Salon may not be able to obtain any such licenses on commercially reasonable terms or at all or rights granted pursuant to any licenses may not be valid and enforceable.

         In April 1999 Salon acquired the Internet address www.salon.com. Because www.salon.com is the address of the main home page to its network of Websites and incorporates its company name, it is a vital part of our intellectual property assets. Salon does not have a registered trademark on the address, and therefore it may be difficult for us to prevent a third party from infringing our intellectual property rights in the address. If Salon fails to adequately protect its rights in the address, or if a third party infringes its rights in the address or otherwise dilutes the value of www.salon.com, its business could be harmed.

SALON'S TECHNOLOGY DEVELOPMENT EFFORTS MAY NOT BE SUCCESSFUL IN IMPROVING THE FUNCTIONALITY OF ITS NETWORK, WHICH COULD RESULT IN REDUCED TRAFFIC ON ITS NETWORK

         Salon has developed a proprietary online publishing system. If this system does not work as intended, or if Salon is unable to continue to develop this system to keep up with the rapid evolution of technology for content delivery on the Internet, its network of Websites may not operate properly which could harm its business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm its business. Moreover, complex software products like its online publishing system frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although Salon has tested and will continue to test its publishing system, errors or deficiencies may be found in the system that may impact its business adversely.

SALON RELIES ON THIRD PARTIES FOR SEVERAL CRITICAL FUNCTIONS RELATING TO DELIVERY OF ADVERTISING AND ITS WEBSITE PERFORMANCE, AND THE FAILURE OF THESE THIRD PARTIES TO SUPPLY THESE SERVICES IN AN EFFICIENT MANNER COULD LIMIT ITS GROWTH AND IMPAIR ITS BUSINESS

         Salon relies on a number of third party suppliers for various services, including Web hosting, advertising delivery, and Internet traffic measurement. While Salon believes that it could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by its current suppliers could severely harm its business.

         Salon uses third-party software to manage and measure the delivery of advertising on its network of Websites. This type of software may fail to perform as expected. If this software malfunctions, or does not deliver the correct advertisements to its network, its advertising revenues could be reduced, and its business could be harmed.

         Salon uses third-party software to measure traffic on its network of Websites. This type of software does not always perform as expected. If this software malfunctions or does not accurately measure its user traffic, Salon may not be able to justify its advertising rates, and its advertising revenues could be reduced.

        For certain clients, Salon uses third-party services to deliver advertising features and/or measure advertising delivery. This type of service is outside its direct control, and if the service arrangement under performs, its advertising delivery may perform below expectations and its advertising revenues could be adversely affected.

ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING IS EVOLVING AND, TO THE EXTENT IT DOES NOT GROW, SALON'S MARKET MAY NOT DEVELOP ADEQUATELY AND ITS BUSINESS COULD BE HARMED

         Salon's success is highly dependent on an increase in the use of the Internet. If the markets for Internet advertising or electronic commerce does not continue to develop, its business may be severely harmed.

         Currently, demand and market acceptance for Internet advertising is uncertain and may not increase as necessary for our business to grow or succeed. Many advertisers have little or no experience using the Internet for advertising purposes. The adoption of Internet advertising, particularly by companies that have historically relied on traditional media, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Potential advertisers may believe Internet advertising to be undesirable or less effective for promoting their products and services relative to traditional advertising media. If the Internet advertising market fails to develop or develops more slowly than Salon expects, its business could be harmed. Within the industry, its advertising audience may be low and inhibit its ability to sell advertising.

         Different pricing models are used to sell Internet advertising. It is difficult to predict which pricing models, if any, will emerge as the industry standard. This uncertainty makes it difficult to project its future advertising rates and revenues. Any failure to adapt to pricing models that develop or respond to competitive pressures could reduce its advertising revenues. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet user's computer are commonly available. Widespread use of this software could adversely affect the commercial viability of Internet advertising and its business.

ADVERTISING PRODUCT OFFERINGS CONTINUE TO CHANGE AND THIS CREATES ADDITIONAL EFFORT AND UNCERTAINTY ABOUT THIS REVENUE STREAM

         Advertisers continue to be attracted by new products, promotional vehicles and offerings delivered via the Internet. This interest in new products requires that the company identify advertiser interests, develop and launch new advertising products or formats, create appropriate pricing schedules, train the sales force in the use and sale of new products, manage the obsolescence of earlier products, and restructure the Salon.com Website to effectively deliver, track and report new products. New product design, development and launch involve creativity, expense, technology modifications and learning processes. While the company has integrated this activity into its existing operations, the rate of change could create an environment where the company is unable to effectively develop, deliver or track the delivery of products acceptable to the market.

         Advertisers are increasingly selecting shorter campaign lengths with less lead-time until launch. These campaigns have less flexibility in delivery requirements and limit the ability of the company to precisely identify future revenues.

TRACKING AND MEASUREMENT STANDARDS FOR ADVERTISING MAY NOT EVOLVE TO THE EXTENT NECESSARY TO SUPPORT INTERNET ADVERTISING, THEREBY CREATING UNCERTAINTY ABOUT THE VIABILITY OF SALON'S BUSINESS MODEL

         There are currently no standards for the measurement of the effectiveness of advertising on the Internet, and the industry may need to develop standard measurements in order to sustain advertising volume or attract new advertisers. Standardized measurements may not develop and if they do not, Salon's business could be harmed. In addition, currently available software programs that track Internet usage and other tracking methodologies are rapidly evolving. The development of such software or other methodologies may not keep pace with its information needs, particularly to support its internal business requirements and those of its advertisers and sponsors. The absence or insufficiency of this information could limit its ability to attract and retain advertisers and sponsors.

         It is important to its advertisers that Salon accurately measures the demographics of its user base and the delivery of advertisements on its Websites. Salon depends on third parties to provide certain of these measurement services. If they were unable to provide these services in the future, Salon would need to perform them themselves or obtain them from another provider, if available. This could cause them to incur additional costs or cause interruptions in its business while they are replacing these services. Companies may choose to not advertise on Salon or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

IF USE OF THE INTERNET DOES NOT GROW, SALON'S BUSINESS COULD BE HARMED

         Salon's success is highly dependent upon continued growth in the use of the Internet generally and in particular as a medium for content, advertising and electronic commerce. If Internet usage does not grow, it may not be able to increase revenues from advertising and this may harm our business. A number of factors may inhibit the growth of Internet usage, including the following. If these or any other factors cause use of the Internet to slow or decline, its results of operations could be harmed.

     o   inadequate network infrastructure;

     o   security concerns;

     o   charging for content;

     o   inconsistent quality of service; and

     o   limited availability of cost-effective, high-speed access.

INCREASING COMPETITION AMONG INTERNET CONTENT PROVIDERS COULD REDUCE ITS ADVERTISING SALES OR MARKET SHARE, THEREBY HARMING ITS BUSINESS

         The market for Internet content is relatively new, rapidly changing and intensely competitive. Salon expects competition for Internet content to continue to increase, and if it cannot compete effectively, its business could be harmed. The number of Websites competing for the attention and spending of users and advertisers may continue to increase with the most trafficked Websites receiving a disproportionate share of advertising dollars. Salon is not one of the most trafficked Websites, or even one of the top ten Websites.

         Increased competition could result in advertising price reductions, reduced margins or loss of market share, any of which could harm our business. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of its present and potential competitors are likely to enjoy substantial competitive advantages over us. If Salon does not compete effectively or if it experiences any pricing pressures, reduced margins or loss of market share resulting from increased competition, its business could be harmed.

SALON MAY BE HELD LIABLE FOR CONTENT ON ITS WEBSITES OR CONTENT DISTRIBUTED TO THIRD PARTIES

         As a publisher and distributor of content over the Internet, including user-generated content on Salon's online communities, Salon faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature, content or ownership of the material that is published on or distributed from its network of Websites. These types of claims have been brought, sometimes successfully, against online services, Websites and print publications in the past. Although Salon carries general liability insurance, its insurance may not be adequate to indemnify us for all liability that may be imposed. Any liability that is not covered by its insurance or is in excess of its insurance coverage could severely harm its financial condition and business.

SALON MAY BE LIABLE FOR ITS LINKS TO THIRD-PARTY WEBSITES

         Salon could be exposed to liability with respect to the selection of third-party Websites that may be accessible through Salon.com. These claims might include, among others, that by linking to Websites operated by third parties, Salon may be liable for copyright or trademark infringement or other unauthorized actions by these third-party Websites. Other claims may be based on errors or false or misleading information provided on linked Websites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on its links to sexually explicit Websites and our provision of sexually explicit advertisements when this content is displayed. Salon's business could be seriously harmed due to the cost of investigating and defending these claims; even to the extent these claims do not result in liability. Implementing measures to reduce its exposure to this liability may require us to spend substantial resources and limit the attractiveness of our service to users.

CONCERNS ABOUT TRANSACTIONAL SECURITY MAY HINDER ELECTRONIC COMMERCE PROGRAMS BY SUBJECTING US TO LIABILITY OR BY DISCOURAGING COMMERCIAL TRANSACTIONS OVER THE INTERNET

         A significant barrier to sale of subscriptions and electronic commerce is the secure transmission of confidential information over public networks. Any breach in Salon's security could expose it to a risk of loss or litigation and possible liability. Salon relies on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in computer capabilities, new discoveries in the field of cryptography or other developments, a compromise or breach of the algorithms we use to protect customer transaction data may occur. A compromise of its security could severely harm its business. A party who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of its network of Websites.

         Salon may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price or at all. Concerns over the security of electronic commerce and the privacy of users may also inhibit the growth of the Internet as a means of conducting commercial transactions.

SALON'S SYSTEMS MAY FAIL DUE TO NATURAL DISASTERS, TELECOMMUNICATIONS FAILURES AND OTHER EVENTS, ANY OF WHICH WOULD LIMIT USER TRAFFIC

         Substantially all of Salon's communications hardware and computer hardware operations for its Websites are located at Verio, Inc. facilities in San Francisco, California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in its services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting its network of Websites and could cause advertisers to terminate any agreements with us. In addition, Salon could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, its business could be harmed.

Salon's insurance policies may not adequately compensate it for any losses that may occur due to any failures of or interruptions in our systems. Salon does not presently have a formal disaster recovery plan.

         Salon's Websites must accommodate a high volume of traffic and deliver frequently updated information. It is possible that it will experience systems failures in the future and that such failures could harm its business. In addition, its users depend on Internet service providers, online service providers and other Website operators for access to its Websites. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to its systems. Any of these system failures could harm its business.

HACKERS MAY ATTEMPT TO PENETRATE SALON'S SECURITY SYSTEM; ONLINE SECURITY BREACHES COULD HARM ITS BUSINESS

         Consumer and supplier confidence in Salon's Websites depends on maintaining relevant security features. Security breaches also could damage its reputation and expose us to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated sectors of its systems and Salon expects that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate its network security could misappropriate proprietary information or cause interruptions in its products and services, Salon may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, Salon may not have a timely remedy against a hacker who is able to penetrate its network security. Such security breaches could materially adversely affect its company. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Salon's insurance policies may not be adequate to reimburse us for losses caused by security breaches. Salon also faces risks associated with security breaches affecting third parties with whom it has relationships.

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES OF THE INTERNET MAY RESTRICT SALON'S BUSINESS OR RAISE ITS COSTS

         There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues including content, copyrights, distribution, antitrust matters, user privacy, pricing, and the characteristics and quality of products and services. An increase in regulation or the application of existing laws to the Internet could significantly increase its costs of operations and harm its business. For example, the Communications Decency Act of 1996 sought to prohibit the transmission of certain types of information and content over the Web. Additionally, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Imposition of access fees could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, obscenity, libel and personal privacy are applicable to the Internet or the application of laws and regulations from jurisdictions whose laws do not currently apply to its business.

PRIVACY CONCERNS COULD IMPAIR SALON'S BUSINESS

         Salon has a policy against using personally identifiable information obtained from users of its Websites and services without the user's permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If Salon uses this information without permission or in violation of its policy, Salon may face potential liability for invasion of privacy for compiling and providing information to its corporate customers and electronic commerce merchants. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Union, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed.

POSSIBLE STATE SALES AND OTHER TAXES COULD ADVERSELY AFFECT SALON'S RESULTS OF OPERATIONS

         Salon generally does not collect sales or other taxes from individuals who sign up for Salon subscriptions. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies, including Salon, which engage in or facilitate electronic commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could reduce our ability to derive revenue from electronic commerce. Moreover, if any state or foreign country were to successfully assert that Salon should collect sales or other taxes on the exchange of merchandise on its network or to tax revenue generated from Salon subscriptions, its financial results could be harmed.

PROVISIONS IN DELAWARE LAW AND OUR CHARTER, STOCK OPTION AGREEMENTS AND OFFER LETTERS TO EXECUTIVE OFFICERS MAY PREVENT OR DELAY A CHANGE OF CONTROL

         Salon is subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation's outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation's assets unless:

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

         A Delaware corporation may opt out of the Delaware anti-takeover laws if its certificate of incorporation or bylaws so provide. We have not opted out of the provisions of the anti-takeover laws. As such, these laws could prohibit or delay mergers or other takeover or change of control of Salon and may discourage attempts by other companies to acquire Salon.

         Salon's certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

         o Salon's board is classified into three classes of directors as nearly equal in size as possible with staggered three year-terms; and

         o special meetings of the stockholders may be called only by the Chairman of the Board, the Chief Executive Officer or the board.

These provisions may have the effect of delaying or preventing a change of control.

         Salon's certificate of incorporation and bylaws provide that it will indemnify officers and directors against losses that they may incur in investigations and legal proceedings resulting from their services to Salon, which may include services in connection with takeover defense measures. These provisions may have the effect of preventing changes in Salon's management.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           Page

Report of Independent Accountants  ..........................................40

Consolidated Balance Sheets as of March 31, 2002 and 2001....................41

Consolidated Statements of Operations for the years ended March 31, 2002
     2001, and 2000   .......................................................42

Statements of Stockholders' Equity for the years ended March 31, 2002
     2001, and 2000   .......................................................43

Consolidated Statements of Cash Flows for the years ended March 31, 2001
     2001, and 2000   .......................................................44

Notes to Consolidated Financial Statements...................................45

Selected Quarterly Financial Data  (unaudited)...............................62

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Salon Media Group, Inc.:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Salon Media Group, Inc. and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         During the year ended March 31, 2002, the Company reclassed prepaid advertising rights from stockholders' equity to non-current assets as further discussed in Note 2.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit at March 31, 2002 of $76,596,000 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP
San Jose, California
May 7, 2002

                             SALON MEDIA GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                MARCH 31,
                                                                                        -------------------------
                                                                                          2002             2001
                                                                                        --------         --------
ASSETS
    Current assets:
       Cash and cash equivalents                                                        $  1,542         $  3,047
       Accounts receivable, net                                                              326              474
       Prepaid expenses and other current assets                                             212              201
                                                                                        --------         --------
        Total current assets
                                                                                           2,080            3,722

    Property and equipment, net                                                            1,299            2,731
    Prepaid advertising rights                                                             6,266            7,075
    Intangible assets, net                                                                   919            1,395
    Other assets                                                                             778            1,375
                                                                                        --------         --------
        Total assets                                                                    $ 11,342         $ 16,298
                                                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable and accrued liabilities                                         $  1,542         $  2,394
       Deferred revenue                                                                      563              223
       Capital lease obligations, current                                                    231              203
                                                                                        --------         --------
        Total current liabilities
                                                                                           2,336            2,820

    Other long term liabilities                                                              152              276
    Capital lease obligations, long term                                                      77              325
                                                                                        --------         --------

       Total liabilities                                                                   2,565            3,421
                                                                                        --------         --------
Commitments and Contingencies (Note 10)

Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized, 934 shares and none issued and outstanding at March 31, 2002 and March 31, 2001
       (aggregate liquidation preference of $7,472 and none at
       March 31, 2002 and March 31, 2001)                                                   --               --

    Common stock, $0.001 par value, 50,000,000 shares authorized, 14,155,276 and
       14,139,626 shares issued and outstanding at March 31, 2002 and
       and March 31, 2001                                                                     14               14
    Additional paid-in capital                                                            85,416           78,404
    Unearned compensation                                                                    (57)            (231)
    Accumulated deficit                                                                  (76,596)         (65,310)
                                                                                        --------         --------
       Total stockholders' equity
                                                                                           8,777           12,877
                                                                                        --------         --------
        Total liabilities and stockholders' equity                                      $ 11,342         $ 16,298
                                                                                        ========         ========

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED MARCH 31,
                                                            ------------------------------------------
                                                              2002             2001             2000
                                                            --------         --------         --------
Net revenues                                                $  3,619         $  7,202         $  8,002
                                                            --------         --------         --------

Operating expenses:
   Production, content and product                             5,009            9,809           10,193
   Sales and marketing                                         2,737            7,160           15,577
   Research and development                                      703            1,598            1,591
   General and administrative                                  1,925            3,523            2,511
   Amortization of intangibles                                   476            1,207            1,023
   Write-down of long-lived assets                               782            3,517             --
                                                            --------         --------         --------
       Total operating expenses
                                                              11,632           26,814           30,895

Loss from operations                                          (8,013)         (19,612)         (22,893)


Interest income                                                   82              591            1,129

Other income (expense), net                                      (69)            (134)            (126)
                                                            --------         --------         --------
       Net loss
                                                              (8,000)         (19,155)         (21,890)

Preferred deemed dividend                                     (3,189)            --            (11,515)

Cumulative cash dividend on preferred stock                      (97)            --               --
                                                            --------         --------         --------
Net loss attributable to common stockholders                $(11,286)        $(19,155)        $(33,405)
                                                            ========         ========         ========

Basic and diluted net loss per share attributable to
   common stockholders                                      $  (0.83)        $  (1.48)        $  (3.63)

Weighted average shares used in computing basic
   and diluted net loss per share attributable
   to common stockholders                                     13,547           12,962            9,204

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                               Preferred             Common
                                                 Stock                Stock       Additional                            Total
                                         ---------------------------------------    Paid-In    Unearned  Accumulated Stockholders'
                                          Shares       Amount    Shares   Amount    Capital  Compensation  Deficit      Equity
                                         -----------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999                      4,815    $15,789      447   $     1   $  3,147    $  (834)   $(12,750)   $  5,353

Series C convertible preferred and common
   stock warrants issued  for cash           2,968      9,511     --        --        1,424       --          --        10,935
Shares issued under employee stock plans      --         --        522      --          210       --          --           210
Shares issued in connection
   with initial public offering               --         --      2,500         3     23,858       --          --        23,861
Conversion of preferred to common stock     (7,783)   (25,300)   7,783         8     25,292       --          --          --
Shares issued upon exercise of
   over-allotment                             --         --        100      --          997       --          --           997
Shares issued upon exercise of warrants       --         --         70      --         --         --          --          --
Shares issued in connection with prepaid
   advertising rights                         --         --      1,125         1      8,085       --          --         8,086
Warrants issued in association with
   Advertising agreement                      --         --       --        --          244       --          --           244
Unearned compensation                         --         --       --        --        3,676     (3,676)       --          --
Amortization of unearned compensation         --         --       --        --         --        2,412        --         2,412
Preferred dividend                            --         --       --        --       11,515       --       (11,515)       --
Net loss                                      --         --       --        --         --         --       (21,890)    (21,890)
                                         -------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                       --         --     12,547        13     78,448     (2,098)    (46,155)     30,208


Shares issued under employee stock plans      --         --        325      --          134       --          --           134
Shares issued for acquisitions                --         --      1,268         1      1,469       --          --         1,470
Unearned compensation                         --         --       --        --       (1,647)     1,693        --            46
Amortization of unearned compensation         --         --       --        --         --          174        --           174
Net loss                                      --         --       --        --         --         --       (19,155)    (19,155)
                                         -------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001                       --         --     14,140        14     78,404       (231)    (65,310)     12,877

Series A convertible preferred stock and
   common stock warrants issued  for cash      809       --       --        --        3,205       --          --         3,205
Series B convertible preferred stock and
   common stock warrants issued  for cash      125       --       --        --          466       --          --           466
Preferred dividend                            --         --       --        --        3,189       --        (3,189)       --
Cash dividend on preferred stock              --         --       --        --           97       --           (97)       --
Shares issued under employee stock plans      --         --         15      --            4       --          --             4
Amortization of unearned compensation         --         --       --        --          (60)       174        --           114
Warrants issued in association with
   agreements                                 --         --       --        --            3       --          --             3
Value of contingent shares released in
   conjunction with acquisition               --         --       --        --          108       --          --           108
Net loss                                      --         --       --        --         --         --        (8,000)     (8,000)
                                         -------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                        934    $  --     14,155   $    14   $ 85,416    $   (57)   $(76,596)   $  8,777
                                         =====================================================================================

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEAR ENDED MARCH 31,
                                                                            ------------------------------------
                                                                              2002          2001          2000
                                                                            --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                   $ (8,000)     $(19,155)     $(21,890)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Write-down of long lived assets                                              782         3,517          --
    Loss from retirement of assets                                                28          --            --
    Stock-based compensation and warrant amortization                            200           269         2,467
    Depreciation and amortization                                              1,213         2,057         1,505
    Amortization of discount on short-term borrowings                           --            --              40
    Allowance for doubtful accounts                                               73           133           347
    Write-off of long-term receivable                                            236           150          --
    Amortization of prepaid advertising rights                                   809           809           202
    Changes in assets and liabilities:
      Accounts receivable                                                         75         1,668        (2,274)
      Prepaid expenses, other current assets and other assets                    111        (1,027)          335
      Accounts payable and accrued liabilities                                  (836)       (1,800)        2,828
      Deferred revenue                                                           340            13          (331)
                                                                            --------      --------      --------
         Net cash used in operating activities                                (4,969)      (13,366)      (16,771)
                                                                            --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                               (7)       (1,043)       (1,552)
 Acquisitions, net of liabilities assumed                                       --            (400)         --
                                                                            --------      --------      --------
         Net cash used in investing activities                                    (7)       (1,443)       (1,552)
                                                                            --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock, net                                3,671          --          10,935
 Proceeds from issuance of common stock, net                                       7           134        25,067
 Principal payments under capital leases                                        (207)         (170)          (63)
 Pepayment of short-term borrowings                                             --             (90)         (388)
                                                                            --------      --------      --------
         Net cash (used in) provided by financing activities                   3,471          (126)       35,551
                                                                            --------      --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (1,505)      (14,935)       17,228

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               3,047        17,982           754
                                                                            --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  1,542      $  3,047      $ 17,982
                                                                            ========      ========      ========
AMOUNT PAID FOR INTEREST                                                    $     68      $    118      $    126
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of stock in connection with prepaid advertising rights            $   --        $   --        $  8,086
 Unearned compensation in connection with the issuance of stock options         --            --           3,676
 Issuance of stock and warrants in connection with acquisition                   108         1,470          --
 Issuance of warrants in connection with agreements                                3          --             244
 Preferred deemed dividend in connection with preferred stock financing        3,189          --          11,515
 Dividend on preferred stock                                                      97          --            --
 Value assigned to reciprocal advertising agreements                            --              63         1,424
 Property and equipment purchased under capital lease                           --             221           536

           See accompanying notes to Consolidated Financial Statements

                            SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1.  THE COMPANY

         Salon Media Group, Inc ("Salon") is an Internet media company that produces a total network of ten primary subject-specific, demographically targeted Websites, including an audio streaming Website and two online communities designed to attract Internet advertisers. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flow from operations since inception and has an accumulated deficit at March 31, 2002 of $76,596. These factors raise substantial doubt about Salon's ability to continue as a going concern.

         Salon has reduced expenses, and may reduce them further, to match anticipated revenues to reach cash-flow breakeven. However, until cash-flow breakeven is reached, Salon will continue to use its current cash on hand generated from the net proceeds from the issuance of preferred stock during the fiscal year ended March 31, 2002. If Salon is unable to generate sufficient cash flows from operations, Salon may seek additional sources of capital. There can be no assurance that Salon will be able to obtain such financing, if necessary, on terms which are favorable or at all.

         In the event that Salon is unable to increase revenues or financing is unavailable, management may explore further reductions of expenses to levels that could be financed by revenues generated. There can be no assurance that a further cost cutting exercise will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on Salon's business and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year's balances in order to conform to the current year 's presentation.

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

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

         Salon considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided on a straight-line basis over the useful lives of the asset, principally three years for computer hardware and software, and five years for furniture and office equipment. Depreciation of leasehold improvements is provided on a straight-line basis over the useful life of the asset or the term of the lease, whichever is shorter. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income.

PREPAID ADVERTISING RIGHTS

         Prepaid advertising rights are carried at cost less accumulated amortization. Amortization is computed as used.

INTANGIBLE ASSETS

         Goodwill and other purchased intangibles are carried at cost less accumulated amortization. Through March 31, 2002 amortization is computed on a straight-line basis over five years. Effective April 1, 2002, goodwill will no longer be amortized and will be assessed on an annual basis for impairment by applying a fair value based test. See "Recent accounting pronouncements" below.

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

REVENUE RECOGNITION

         Salon recognizes revenue once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Revenues are recognized ratably in the period over which Salon's obligations are fulfilled. Payments received before Salon's obligations are fulfilled are classified as "Deferred revenue" in Salon's consolidated balance sheet.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         Most of Salon's revenues are advertising revenues, derived from the sale of promotional space on its Websites. During the year ended March 31, 2002, advertisements were generally short-term agreements, usually less than ninety days. During the years ending March 31, 2000 and 2001, advertisements ranged from short-term advertisements to long-term arrangements. Revenues derived from such arrangements are recognized during the period the advertising space is provided, as long as no significant obligations remain at the end of the period. Salon's obligations typically include the guarantee of a minimum number of impressions, or number of times that an advertisement appears in pages viewed by users of Salon's Websites. To the extent the minimum guaranteed impressions are not delivered, Salon defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved, if mutually agreeable with an advertiser. If these "make good" impressions are not agreeable to an advertiser, no further revenue is recognized.

         Revenue from Salon's subscription services, which includes Salon Premium, The Well and Table Talk, is recognized ratably over the subscription period.

          Advertising revenues include barter revenues, which are the exchange by Salon of advertising space on Salon's Websites for reciprocal advertising space on other Websites or the exchange of goods or services. In accordance with the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force
(EITF) Issue No. 99-17, revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements delivered and are recognized when the advertisements are run on Salon's Websites. Barter expenses are recorded when Salon's advertisements are run on the reciprocal Websites, which is typically in the same period as when advertisements are run on Salon's Websites. Barter revenues represented none, 0.9%, and 17.8% of total revenues for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

 ADVERTISING COSTS

          Salon expenses advertising costs as they are incurred. Advertising expense was $689, $1,208, and $7,804 for the fiscal years ended March 31, 2002, 2001, and 2000. Of these total expenses, barter advertising cost represents none, $63, and $1,427 for the fiscal years ended March 31, 2002, 2001, and 2000, respectively.

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

STOCK-BASED COMPENSATION

         Salon accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" (APB 25), and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" (FIN 44), and complies with the disclosure provisions

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of Salon's stock and the exercise price. Salon accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

NET LOSS PER SHARE

         Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

                                                                       YEAR ENDED MARCH 31,
                                                          ------------------------------------------------
                                                              2002              2001              2000
                                                          ------------      ------------      ------------
Numerator:
  Net loss applicable to common stockholders              $    (11,286)     $    (19,155)     $    (33,405)
                                                          ============      ============      ============

Denominator:
  Weighted average shares outstanding                       14,153,000        13,672,000         9,204,000
  Weighted average shares held in escrow                      (606,000)         (710,000)             --
                                                          ------------      ------------      ------------
  Weighted average shares used in computing basic
     and diluted net loss per share applicable to
     common stockholders                                    13,547,000        12,962,000         9,204,000
                                                          ============      ============      ============
  Basic and diluted net loss per share applicable to
     common stockholders                                  $      (0.83)     $      (1.48)     $      (3.63)
                                                          ============      ============      ============

  Antidilutive securities including options, warrants
     and convertible preferred stock not included
     in loss per shares calculation                         31,873,000         4,961,000         3,173,000

FINANCIAL INSTRUMENTS

          The carrying amounts of Salon's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of their short maturities. Fair value of capital lease obligations, if any, approximates carrying value since they bear interest at current market rates.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Salon's cash and cash equivalents are held with high credit quality financial institutions and may at times exceed federally insured amounts.

         Salon performs ongoing credit evaluations of its customers, but does not require collateral. Salon provides an allowance for credit losses that it periodically adjusts to reflect management's expectations of future losses. Two customers accounted for 14% and 10%, respectively, of total trade accounts receivable at March 31, 2002 and two customers accounted for 16% and 10%, respectively, of total trade accounts receivable at March 31, 2001. No customer accounted for 10% or more of total revenue for the fiscal year ended March 31, 2002, one customer accounted for 10% of total revenue for the fiscal year ended March 31, 2001, and no customer accounted for more than 10% of total revenue for the fiscal year ended March 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS No. 141). This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The implementation of SFAS No. 141 did not have a significant impact on Salon's financial condition or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. Salon will implement this standard effective April 1, 2002. The effect of such implementation will be to reduce goodwill amortization expense by $0.1 million annually. No material changes to the $0.2 million carrying value of goodwill or the $0.7 million carrying value of intangible assets are anticipated as a result of the adoption of SFAS No. 142.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Division of a Business." Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Salon is currently assessing the impact of the adoption of this standard on its financial statements.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on Issue 1(a) of EITF Issue 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees" that an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should be displayed in the balance sheet of the grantor as an asset rather than as a reduction of stockholders' equity. While no specific transition guidance was provided in connection with this consensus, Salon has adopted this consensus effective December 31, 2001 and such adoption resulted in reclassifying prepaid advertising rights received from a stockholder in exchange for common stock as a non-current asset as of December 31, 2001. The March 31, 2001 balance sheet has been reclassified to conform to this presentation. The impact of this reclassification was to increase total assets by $6,266 and $7,075 at March 31, 2002 and March 31, 2001 respectively, and to increase total stockholders' equity and total liabilities and stockholders' equity by similar amounts at the same dates. In connection with this reclassification, Salon has updated its assessment of the carrying value of this long-lived asset and believes, based on the credit worthiness of the stockholder from which Salon acquired the advertising rights, as well as Salon's ability and intention to utilize this right, that the asset is not impaired at March 31, 2002.

          In May 2000, the EITF issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Salon adopted EITF 00-14 on January 1, 2002 and there was no impact on the results of operations, or its financial position upon adoption and no reclassifications of prior results were required for the years ending March 31, 2002, 2001 and 2000.

NOTE 3.  RELATED PARTY TRANSACTIONS

         In March 2000, Salon entered into a publishing and joint-marketing agreement with a principal shareholder. The shareholder served as a Director until August 2001.

         In October 2000, Salon loaned to its Chairman and Editor in Chief, $75 that accrues interest at a 6.3% annual rate. As of March 31, 2002, the loan and associated accrued interest total $81 and is included as a component of "Prepaid expenses and other current liabilities" in Salon's Consolidated Balance Sheets. In addition, $1 of interest has been paid as of March 31, 2002.

         In October 2001, Salon entered into a month-to-month sublease agreement with an investor for office space in New York, NY and received $68 in rent income during the year ended March 31, 2002.

         On August 9, 2001 and September 13, 2001, Salon issued 809 shares of its Series A convertible redeemable preferred stock. As a result of this issue, three of the individuals who acquired the stock joined Salon as Directors.

         On March 7, 2002, Salon issued 125 shares of its Series B convertible preferred stock to Adobe Systems, Inc. of which a Director of Salon is also the Co-Chairman of the Board of Adobe Systems, Inc.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 4. BALANCE SHEET COMPONENTS

                                                          Year Ended March 31,
                                                          --------------------
                                                            2002         2001
                                                          -------      -------
Accounts receivable, net:
       Accounts receivable                                $   366      $   554
       Less: allowance for doubtful accounts                  (40)         (80)
                                                          -------      -------
                                                          $   326      $   474
                                                          =======      =======
Property and equipment, net
       Computer hardware and software                     $ 1,728      $ 2,168
       Leasehold improvements                               1,009        1,009
       Furniture and office equipment                         571          607
       Software development costs                            --            674
                                                          -------      -------
                                                            3,308        4,458
       Less accumulated depreciation and amortization      (2,009)      (1,727)
                                                          -------      -------
                                                          $ 1,299      $ 2,731
                                                          =======      =======

         Depreciation expense for the years ended March 31, 2002, 2001 and 2000 was $737, $849 and $483, respectively. Included in computer hardware and software and furniture and office equipment are assets under capital leases amounting to $784 and $784 as of March 31, 2002 and 2001 respectively. The related accumulated depreciation for these assets was $437 and $228 as of March 31, 2002 and 2001 respectively.

Intangible assets, net
       Goodwill                                           $ 3,555      $ 3,555
       Tradename                                            1,200        1,200
       Proprietary technology                                 355          355
       Other                                                  158          158
                                                          -------      -------
                                                            5,268        5,268
       Less accumulated amortization                       (4,349)      (3,873)
                                                          -------      -------
                                                          $   919      $ 1,395
                                                          =======      =======
Other assets
       Restricted cash                                    $   640      $ 1,025
       Other                                                  138          350
                                                          -------      -------
                                                          $   778      $ 1,375
                                                          =======      =======

         Restricted cash at March 31, 2002 and 2001 includes $640 and $871 respectively, in time deposits held at financial institutions as collateral for Salon's letters of credit pursuant to various office lease agreements. At March 31, 2001 Salon held $154 as collateral for an office sublease agreement.

Accounts payable and accrued liabilities
       Accounts payable                                   $   423      $   820
       Salaries and wages payable                             678          989
       Accrued services                                       301          337
       Other accrued expenses                                 140          248
                                                          -------      -------
                                                          $ 1,542      $ 2,394
                                                          =======      =======

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 5. ACQUISITIONS

THE WELL:
         On March 29, 1999 Salon acquired The Well LLC, an online community, for 464,000 shares of Series C preferred stock valued at $10.80 per share and incurred acquisition costs of $114. The acquisition, which was accounted for as a purchase business combination, resulted in $3,555 of goodwill and $1,555 of intangible assets to be amortized over a five-year period. The Well's operating earnings have been included in Salon's consolidated statements of operations since the date of acquisition.

         During the fourth quarter of the fiscal year ended March 31, 2001 Salon determined that future cash flows from The Well could not support the carrying value of The Well's goodwill and consequently recorded an impairment charge of $1,800 representing the difference between the carrying value and the discounted net present value of the expected future net cash flows.

MP3LIT.COM:

         On May 5, 2000, Salon acquired MP3Lit.com (MP3Lit), a Website dedicated to offering spoken word and audio literature recordings in the MP3 format. The acquisition of MP3Lit consisted of: (i) 380,000 shares of common stock valued at $3.375 per share; (ii) $400 of cash consideration; (iii) warrants to purchase 100,000 shares of common stock over a five-year period at a price of $10.50 per share. The warrants were valued at $185 using the Black-Scholes option-pricing model, applying an expected life of five years, a weighted average risk-free rate of 6.73%, an expected dividend yield of 0%, a volatility of 90% and a deemed fair value of common stock of $1.85; and (iv) acquisition costs of $135. An additional 888,000 shares of common stock were issued and held in escrow, of which 317,000 shares were issued in May 2001. The remaining shares are to be issued over a two-year period to certain former stockholders of MP3Lit. The issuance of 317,000 shares was valued at $108 using the Black-Scholes option-pricing model and resulted in additional purchase consideration classified as goodwill. As determined during the fiscal year ended March 31, 2001, all the goodwill associated with the acquisition was impaired, and as a result, the additional goodwill resulting from this additional stock award in May 2001 was written off during the fiscal year ended March 31, 2002. The remaining 571,000 contingent common shares will be recorded at their fair value on the respective issue dates as additional purchase consideration, classified as goodwill, and immediately written off as an impaired asset as Salon is no longer attempting to generate revenue from the acquired business. Contingent shares of 412,100 were issued subsequent to March 31, 2002 with the value being immaterial. Additional contingent shares of 158,500 are to be issued in May 2003 which Salon cannot predict at this time their financial impact.

         Salon's acquisition of MP3Lit was accounted for under the purchase method of accounting which required the results of MP3Lit to be included in the consolidated financial statements since the date of acquisition and also required the purchase price to be allocated to the acquired assets and liabilities of MP3Lit on the basis of their estimated fair values as of the date of acquisition. The assets acquired consisted primarily of identifiable intangible assets and goodwill. Identifiable intangible assets acquired include the purchase of audio streaming technology which serves as the platform for Salon Audio, digital downloadable spoken word recordings, an acquired workforce and non-compete agreements which are being amortized over a five-year period. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired resulted in $1,873 of goodwill. During the fiscal year ended March 31, 2001 Salon determined that no significant income could be generated in the near future from the sale of digital downloadable spoken word recordings which was Salon's original intent in

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

acquiring MP3Lit. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $1,717 during fiscal year 2001, net of $156 amortization previously recorded.

         The following unaudited pro forma consolidated financial information presents the consolidated results of Salon as if the MP3Lit acquisition had occurred at the beginning of the year ended March 31, 2001 and includes adjustments for amortization of goodwill and other intangible assets, as well as the write-off of goodwill discussed above. This pro forma financial information is not intended to be indicative of the results of operations that would have been achieved if the acquisition had been consummated at these dates or of Salon's actual or future results:

Net revenues                                                          $  7,202
Net loss attributable to common stockholders                           (19,189)
Basic and diluted net loss per share attributable to
  common stockholders                                                    (1.47)

NOTE 6. EMPLOYEE STOCK PURCHASE PLAN

         Salon has an Employee Stock Purchase Plan (the "ESPP") to provide substantially all employees whose customary employment is more than 20 hours per week for more than five months in any calendar year eligibility to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The ESPP operation was suspended on March 1, 2001. In the event of resumption, participant account balances are used to purchase shares of Salon common stock at the lesser of 85 percent of the fair market value of shares on either the first day or the last day of the designated payroll deduction period (the Offering Period), as chosen by the Board of Directors at its discretion, whichever is lower. The aggregate number of shares purchased by an employee may not exceed 2,000 shares in any one Offering Period, generally six months (subject to limitations imposed by the Internal Revenue Code). A total of 500,000 shares are available for purchase under the ESPP.

         No shares were issued during the year ended March 31, 2002. Salon issued 67,000 shares at an average price of $0.99 per share during the year ended March 31, 2001. The weighted average fair value of rights granted under the ESPP in accordance with SFAS No. 123 was $0.45 and $1.61 per share for the years ended March 31, 2001 and 2000 respectively.

NOTE 7.  401(K) SAVINGS PLAN

         Salon's 401(k) Savings Plan (the "401(k) Plan") is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms. Participants may contribute from 1% to 20% of compensation, subject to statutory limitations. Employer matching contributions are discretionary based on a certain percentage of a participant's contributions as determined by management of Salon. Salon has not made any discretionary contributions to the 401(k) Plan through March 31, 2002.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 8. STOCKHOLDERS' EQUITY

PREFERRED STOCK

         In April 1999, Salon authorized 5,000,000 shares of preferred stock whose preferences, rights and privileges are to be decided by the Board of Directors.

         As of March 31, 1999 Salon had issued 4,815,000 shares of Old Series A, B and C convertible preferred stock. On April 14, 1999, Salon completed an additional offering of 2,968,000 shares of Old Series C preferred stock at a price of $3.88 per share, for total proceeds to Salon of $11,515. The difference between the offering price and the deemed fair value of the common stock on the date of the transaction resulted in a beneficial conversion feature in the amount of $11,515. The beneficial conversion feature is reflected as a preferred deemed dividend in the consolidated statement of operations for the year ended March 31, 2000. On June 23, 1999, in association with Salon's initial public offering, 7,783,000 shares of Salon's then outstanding Old Series A, B and C preferred stock were converted to a like amount of common stock.

         On August 9, 2001 and September 13, 2001, Salon issued 809 shares of Series A redeemable convertible ("Series A") preferred stock at $4,000 per share, and issued warrants to purchase 6,472,000 shares of common stock at an exercise price of $0.2875 per share, for net proceeds of $3,205. On March 7, 2002 Salon issued 125 shares of Series B convertible ("Series B") preferred stock to one investor at $4,000 per share, and issued a warrant to purchase 1,414,827 shares of common stock at an exercise price of $0.21 per share, for net proceeds of $466. The holders of Series A and B preferred stock are entitled to certain rights and preferences, including the following: cumulative and accrued dividends of 8.0% annually; in the event of a liquidation, either voluntary, involuntary, liquidation, merger, sale of all or substantially all the assets of Salon, dissolution or winding up the affairs of Salon, distributions to be made prior to and in preference to holders of common stock in an amount equal to $8,000 per share of Series A and B preferred stock, and then the right to participate equally with the holders of common stock up to an aggregate return of $12,000 per share of preferred stock; and certain voting rights. The holders of Series A and B preferred stock, are entitled to vote together with the holders of Salon's common stock as though part of that class, and are entitled to vote on all matters and to that number of votes equal to the largest number of whole shares of common stock into which the shares of Series A and B preferred stock could be converted.

         Each share of Series A preferred stock is convertible at the option of the holder into shares of common stock at any time after the earlier of (a) the date on which Salon is delisted from any NASDAQ market or (b) the date on which the holders of common stock approve the issuance of Series A preferred stock with such approval having taken place on October 24, 2001. Each share of Series B preferred stock is convertible at the option of the holder into shares of common stock at any time. The Series A preferred stock initially was convertible into 12,944,000 shares of common stock at the discretion of the Series A preferred stockholders. The Series B preferred stock can be converted into 2,829,654 shares of common stock, or approximately 19.9%, of Salon's outstanding common stock, also at the discretion of the Series B stockholders.

         Both the conversion price and the warrant exercise price for Series A and B are subject to downward adjustment under certain circumstances related to subsequent stock issuances. The issuance of Series B triggered this feature for the Series A preferred stockholders during the year ended March 31,

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2002, resulting in the conversion price of the Series A preferred stock to common stock declining from $0.25 per share to $0.2433758 per share, while increasing the convertible shares of Series A preferred stock from 12,944,000 shares of common stock to 13,296,306 shares of common stock. In addition, the exercise price of warrants issued to Series A holders to acquire 6,472,000 shares of common stock declined from $0.2875 per share to $0.27688215 per share as of March 31, 2002. The conversion price of the Series B preferred stock to common stock is $0.1767 as of March 31, 2002. Salon has committed to not make further preferred stock issuances absent shareholder approval of the terms of the Series B preferred stock and the warrant. Salon anticipates soliciting the approval of its stockholders regarding the conversion of the Series B preferred stock and the issuance and sale of the warrant.

         The holders of Series A Preferred Stock were originally entitled to terminable redemption rights which included redeeming their shares for cash equal to the original issuance price plus all accumulated and accrued but unpaid dividends on such shares. On October 24, 2001, the redemption feature was automatically terminated by Salon's shareholders in accordance with the terms of the Certificate of Designation of Preferences and Rights of the Series A Preferred Stock dated as of August 8, 2001.

         The difference between the offering price of the Series A preferred stock and the fair value of the common stock into which the preferred stock is convertible on the dates of the transactions, resulted in a beneficial conversion feature in the amount of $2,257. The allocation of proceeds between preferred stock and warrants and the immediate redemption feature of the preferred stock resulted in an immediate accretion of the preferred stock in the amount of $932. The warrants have been valued using the Black-Scholes option pricing model, assuming no dividend yield, an expected volatility of 100%, expected life of five years and a risk-free interest rate of 4.5%. The aggregate value of the beneficial conversion feature and immediate accretion, of $3,189, is reflected as a preferred dividend in the consolidated statements of operations. In addition, an 8% cash dividend of $97 has accrued to the holders of the preferred stock as of March 31, 2002. As of this date, such cash dividend was not paid.

         Neither the Series A or B Preferred Stock, the associated warrants, nor the underlying shares of common stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

CONVERTIBLE PREFERRED STOCK WARRANTS

         In July 1998, Salon issued a warrant to purchase 79,000 shares of Old Series B preferred stock at an exercise price of $3.16 per share in connection with an online distribution agreement. Salon valued the warrant at $217 using the Black-Scholes option pricing model and amortized this amount to sales and marketing expense through its fiscal year ended March 31, 2000 in its Consolidated Statement of Operations. Upon completion of the initial public offering, the warrant was converted to the right to purchase an equivalent number of Salon's common stock at the same exercise price per share. The warrant may be exercised at any time within 5 years after issuance and expires in July 2003. The warrant has not been exercised as of March 31, 2002.

         In September 1998, Salon issued warrants to purchase up to 220,000 shares of common stock at an exercise price of $0.52 per share in connection with the sale of Old Series C convertible preferred stock. Salon valued the warrants at $615 using the Black-Scholes option-pricing model and applied the amount to additional paid-in capital. The allocation of proceeds between convertible preferred stock and

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

warrants resulted in a beneficial conversion feature in the amount of $271 which was reflected as a preferred deemed dividend in the Consolidated Statement of Operations for the fiscal year ended March 31, 1999. Upon completion of the initial public offering, the warrant was converted to the right to purchase an equivalent number of Salon's common stock at the same exercise price per share. The warrants may be exercised at any time within 10 years after issuance and expire in September 2008. As of March 31, 2002, warrants to purchase 173,000 shares of common stock were exercisable.

         In April 1999, Salon issued warrants to purchase 148,000 shares of Old Series C preferred stock at an exercise price of $3.88 per share. Salon valued the warrants using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk-free interest rate of 5.14%, an expected dividend yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrants of $1.4 million was netted against the proceeds from Salon's initial public offering. Upon completion of the initial public offering, the warrants were converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price per share. The warrants may be exercised at any time within five years after issuance and expire in April 2004. The warrants have not been exercised as of March 31, 2002.

         In April 1999, Salon issued warrants to purchase 26,000 shares of Old Series C preferred stock at an exercise price of $3.88 per share. Salon valued the warrant using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk-free interest rate of 5.14%, an expected dividends yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrants of $244 was amortized through Salon's fiscal year ending March 31, 2002 as a component of sales and marketing expense in the Consolidated Statement of Operations. Upon completion of Salon's initial public offering, the warrants were converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price per share. The warrants may be exercised at any time within five years after issuance and expire in April 2004. The warrants have not been exercised as of March 31, 2002.

COMMON STOCK WARRANTS NOT ASSOCIATED WITH ISSUANCE OF SERIES A OR B PREFERRED STOCK

         In June 1999, Salon issued warrants to purchase 6,000 shares of common stock at an exercise price of $10.06 per share. Salon valued the warrants using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk-free interest rate of 5.5%, an expected dividend yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.06. The fair market value of the warrants of $47 was amortized through Salon's fiscal year ending March 31, 2002 as a component of sales and marketing expense in the Consolidated Statement of Operations. The warrants may be exercised at any time within five years after issuance and expire in June 2004. The warrants have not been exercised as of March 31, 2002.

         In January 2002, Salon issued warrants to purchase 30,000 shares of common stock at an exercise price of $0.15 per share. Salon valued the warrants using the Black-Scholes option-pricing model, applying an expected life of 5 years, a weighted average risk-free interest rate of 4.15%, an expected dividend yield of zero percent, a volatility of 100% and a deemed fair value of common stock of $0.12. The fair market value of the warrants of $3 was amortized through Salon's fiscal year ending March 31, 2002 as a component of sales and marketing expense in the Consolidated Statement of Operations. The warrants may be exercised at any time within five years after issuance and expire in June 2007. The warrants have not been exercised as of March 31, 2002.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

COMMON STOCK ISSUED FOR PREPAID ADVERTISING RIGHTS

         In December 1999, Salon issued 1,125,000 shares of common stock, representing approximately 10% of Salon's then outstanding common stock to a broadcasting company in exchange for $11,800 in advertising and promotional time to be delivered over ten years. Based on the then closing price of Salon's common stock, Salon recorded the value of the services to be rendered at $8,100 that it is amortizing as used. To date, the broadcasting company has delivered $2,736 of advertising and promotion time.

NOTE 9. EMPLOYEE STOCK OPTION PLAN

         Under the Salon Internet, Inc. 1995 Stock Option Plan ("Salon Plan") incentive and nonqualified stock options may be granted to officers, employees, directors and consultants of Salon. Options vest over periods of one to four years and have terms of ten years. The exercise price of options is determined by the Board of Directors and is generally at least equal to the fair market value of the stock on the grant date. Salon does not have any option plans not approved by shareholders. At March 31, 2002, 2001, and 2000 Salon had 559,000, 97,000, and 352,000 shares, respectively, authorized and available for grants under this plan.

         The following table summarizes activity under Salon's Plan from March 31, 2000 through March 31, 2002:
                                                       Weighted
                                                        Average
                                 Number of             Exercise
                                  shares                 Price
                                ----------           -------------
Balance March 31, 1999           1,684,000           $        0.24
Options granted                  1,825,000           $        7.37
Options terminated                (291,000)          $        3.74
Options exercised                 (506,000)          $        0.21
                                ----------
Balance March 31, 2000           2,712,000           $        4.64
Options granted                  1,914,000           $        1.36
Options terminated                (859,000)          $        3.66
Options exercised                 (258,000)          $        0.26
                                ----------
Balance March 31, 2001           3,509,000           $        3.43
Options granted                  4,206,000           $        0.17
Options terminated                (972,000)          $        1.99
Options exercised                  (15,000)          $        0.32
                                ----------
Balance March 31, 2002           6,728,000           $        1.61
                                ==========

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The following table summarizes information about stock options outstanding at March 31, 2002:

                                         Options Outstanding                             Options Exercisable
                        -------------------------------------------------------   ----------------------------------
                                               Weighted
                                               Average             Weighted                             Weighted
                            Number of         Remaining            Average           Number of           Average
      Range of               Shares          Contractual           Exercise            Shares           Exercise
  Exercise Prices          Outstanding       Life (Years)           Price           Exercisable           Price
---------------------   -------------------------------------   ---------------   -----------------   --------------
   $0.12 - $ 0.14           3,360,000            9.6           $     0.14                 -          $      -
   $0.20 - $ 0.20             490,000            5.0                 0.20               490,000           0.20
   $0.32 - $ 0.37           1,036,000            8.8                 0.36               382,000           0.36
   $0.52 - $ 0.52              38,000            6.2                 0.52                32,000           0.52
   $1.38 - $ 2.00             760,000            8.2                 1.80               307,000           1.80
   $2.92 - $ 3.63             146,000            6.8                 3.01               106,000           2.98
   $5.06 - $ 6.97             147,000            7.4                 5.53                87,000           5.54
   $8.50 - $10.94             751,000            7.2                 9.63               496,000           9.69
                        ------------------                                        -----------------
                             6,728,000           8.6           $     1.61             1,900,000      $    3.37
                        ==================                                        =================

         At March 31, 2001 and 2000 options to purchase 1,118,000 and 736,000 shares of common stock, respectively, were exercisable.

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

                                                    YEAR ENDED MARCH 31,
                                         ------------------------------------------
                                            2002             2001            2000
                                         ---------        ---------       ---------
Production, content and product          $      72        $      46       $   1,189
Sales and marketing                             55              106             976
Research and development                       (22)              11             189
General and administrative                       9               11              58
                                         ---------        ---------       ---------
                                         $     114        $     174       $   2,412
                                         =========        =========       =========

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The following information concerning the Plan is provided in accordance with SFAS No. 123. Prior to Salon's initial public offering, the fair value of each option granted to employees and consultants was determined using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes option-pricing model. The weighted average grant date fair value per share of options granted during the years ended March 31, 2002, 2001 and 2000 was $0.14, $0.98 and $4.67, respectively.

                                                     YEAR ENDED MARCH 31,
                                            -------------------------------------
                                            2002            2001             2000
                                            ----            ----             ----
     Risk-free interest rates           3.55 - 4.67%     4.56 - 6.44%     4.99 - 6.50%
     Expected lives (in years)              4.00             4.00             4.00
     Expected volatility                   120.0%           100.0%            90.0%
     Dividend yield                          0.0%             0.0%             0.0%

         Using the above method and assumptions, had Salon accounted for compensation expense according to SFAS No. 123, the pro forma net loss would be as follows:

                                                                 YEAR ENDED MARCH 31,
                                                            ------------------------------
                                                            2002         2001         2000
                                                            ----         ----         ----
   Net loss attributable to common stockholders:
     As reported                                         $(11,286)    $(19,155)    $(33,405)
     Pro forma                                            (12,430)     (21,877)     (34,467)
   Basic and diluted net loss per share
     attributable to common stockholders:
     As reported                                            (0.83)       (1.48)       (3.63)
     Pro forma                                              (0.92)       (1.69)       (3.74)

NOTE 10.  COMMITMENTS AND CONTINGENCIES

         Salon has several non-cancelable operating lease agreements primarily for office space with various expiration dates through December 2009. The agreements provide for adjustments or escalations based upon changes in consumer price indices or operating expenses. Rent expense under operating lease agreements was $1,472, $1,744, and $749, for the years ended March 31, 2002, 2001 and 2000, respectively.

         Salon leases various furniture and computer equipment under capital leases. In January 2000, Salon entered into a three-year master capital lease agreement with a credit limit of approximately $500. As of March 31, 2002 the available limit was utilized under master capital lease agreements. The imputed interest rate of Salon's capital leases at March 31, 2002 range from 8.9% to 15.9%.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         Future minimum rental payments under capital leases and non-cancelable operating leases are as follows:

                                                                       CAPITAL    OPERATING
YEAR ENDING MARCH 31,                                                   LEASES      LEASES
                                                                       -------     -------
        2003                                                           $   262     $ 1,093
        2004                                                                57       1,103
        2005                                                                25       1,085
        2006                                                              --           985
        2007                                                              --           941
        2008, and thereafter                                              --         2,545
                                                                       -------     -------
            Total minimum lease payments                                   344     $ 7,752
                                                                                   =======
               Less: interest                                              (36)
                                                                       -------
            Present value of minimum lease payments                        308
               Less: current portion                                      (231)
                                                                       -------
            Long-term portion of capital lease obligation              $    77
                                                                       =======

         Salon has entered into various agreements in which it subleases office space. Rental income resulting from these agreements was $910, $575, and $17 for the years ended March 31, 2002, 2001 and 2000, respectively. The income is recorded as an offset against rent expense. As of March 31, 2002, Salon has a sublease agreement, which is to provide $492 in rental receipts through February 28, 2003, the conclusion of the sublease agreement.

NOTE 11. INCOME TAXES

         Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurring operating losses. At March 31, 2002, Salon has net operating loss carry-forwards of $50,607 and $25,173 for Federal and California purposes, respectively, available to reduce future taxable income, if any. These carry-forwards expire through 2021 and 2011 for Federal and California purposes, respectively, if not utilized beforehand.

         At March 31, 2002, Salon has research and development credit carry-forwards of $12 and $9 for Federal and California income tax purposes, respectively. The research and development credit carry-forwards expire beginning in the year 2011.

         The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a company. In the event Salon had incurred a change in ownership, utilization of the carry-forwards could be restricted.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         Temporary differences and other sources of differed tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                            MARCH 31,
                                                  ---------------------------
                                                    2002               2001
                                                  --------           --------
Net operating losses                              $ 18,638           $ 15,921

Other                                                1,087              1,097
                                                  --------           --------
Total deferred tax assets                           19,725             17,018
Valuation allowance                                (19,725)           (17,018)
                                                  --------           --------

Net deferred tax asset                            $   --             $   --
                                                  ========           ========

         Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets.

         The difference between Salon's effective income tax rate and the federal statutory (34%) rate is as follows:

                                                          YEAR ENDED MARCH 31,
                                             ----------------------------------------------
                                               2002               2001               2000
                                             --------           --------           --------
Statutory tax benefit                        $ (3,860)          $ (6,513)          $(11,358)
State taxes, net of federal benefit              (662)            (1,118)              (974)
Permanent differences                           1,472                869              5,577
Other                                             343                716                361
                                             --------           --------           --------
Total                                          (2,707)            (6,046)            (6,394)
Change in valuation allowance                   2,707              6,046              6,394
                                             --------           --------           --------
                                             $   --             $   --             $   --
                                             ========           ========           ========

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Net Income     Loss per share
                                                             Attributable to   Attributable to
                                Net             Gross            Common            Common
Quarter                      Revenues           Margin         Stockholders     Stockholders
-------------------------    --------          --------          --------         --------
         2002
             1st             $    973         $   (554)         $ (2,920)         $  (0.22)
             2nd                  567             (697)           (5,639)            (0.42)
             3rd                1,128              (29)           (1,374)            (0.10)
             4th                  951             (110)           (1,353)            (0.10)
                             --------         --------          --------
             Total           $  3,619         $ (1,390)         $(11,286)         $  (0.83)
                             ========         ========          ========

        2001
             1st             $  1,759         $   (950)         $ (4,520)         $  (0.36)
             2nd                2,197             (252)           (3,504)            (0.27)
             3rd                2,270             (230)           (5,605)            (0.43)
             4th                  976           (1,175)           (5,526)            (0.42)
                             --------         --------          --------
             Total           $  7,202         $ (2,607)         $(19,155)         $  (1.48)
                             ========         ========          ========

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

         2. Exhibits: The Exhibits listed are filed as part of, or incorporated by reference into, this Report.

     EXHIBIT
     NUMBER       DESCRIPTION OF DOCUMENT
     ------       -----------------------

     2.1(7)       Agreement and Plan of Reorganization dated as of May 5, 2000, among Salon.com, a Delaware corporation, Target Acquisition
                  Corporation, a Delaware corporation and wholly-owned
                  subsidiary of Salon, MP3Lit.com, a Nevada corporation and Gary
                  Hustwit, Valerie Hustwit and William Hustwit.
     3.2(3)       Restated Certificate of Incorporation of Salon as of June 17,
                  1999 with Certificate of Amendment of Article Fourth as of
                  June 24, 1999
     3.4(3)       Form of Bylaws of Salon adopted June 24, 1999
    3.4(10)       Certificate of Designation of Preferences and Rights of the
                  Series A Preferred Stock dated as of August 8, 2001
   3.4.1(12)      Certificate of Designation of Preferences and Rights of the
                  Series B Preferred Stock, dated as of February 8, 2002
     4.1(1)       Third Amended and Restated Rights Agreement dated April 14,
                  1999.
     4.1(8)       Fourth Amended and Restated Rights Agreement dated January 12,
                  2000
     4.2(1)       Second Amended and Restated Voting Agreement dated April 14,
                  1999.
     4.2(5)       Bylaws of the Company are incorporated by reference to Exhibit
                  3.4 to the Company's Registration Statement on Form S-1
   4.2.1(10)      Securities Purchase Agreement dated as of August 9, 2001
                  between Salon Media Group, Inc. and the Purchasers listed on
                  Exhibit A attached thereto.
   4.2.2(10)      Securities Rights Agreement dated as of August 9, 2001 between
                  Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
   4.2.3(10)      Form of Common Stock Purchase Warrant dated August 9, 2001 issued by Salon Media Group, Inc.
   4.2.4(11)      Securities Purchase Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on
                  Exhibit A attached thereto.
   4.2.5(11)      Securities Rights Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.

   4.2.6(11)      Form of Common Stock Purchase Warrant dated September 13, 2001 issued by Salon Media Group, Inc.
   4.2.7(12)      Securities Purchase Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems
                  Incorporated.
   4.2.8(12)      Securities Rights Agreement dated as of February 14, 2002
                  between Salon Media Group, Inc. and Adobe Systems
                  Incorporated.
   4.2.9(12)      Form of Common Stock Purchase Warrant dated February 14, 2002 issued by Salon Media Group, Inc.
    10.0(4)       Commercial Office Lease between Pacific Resources PCX
                  Development, Inc. and Salon dated July 9th, 1999
    10.0(6)       Rainbow Media Holdings, Inc. Stock Purchase Agreement dated
                  December 3, 1999
    10.1(1)       1995 Stock Option Plan.
    10.1(6)       Bravo Website Agreement dated January 12, 2000
    10.2(2)       1999 Employee Stock Purchase Plan.
    10.2(6)       Bravo Production Agreement dated January 12, 2000
    10.3(1)       Form of Indemnity Agreement.
    10.4(1)       Commercial Office Lease between T/W Associates and Salon dated
                  June 25, 1997.
    10.6(1)       Employment Agreement between Michael O'Donnell and Salon dated
                  November 7, 1996.
    10.6(9)       Employment Agreement between Robert O'Callahan and Salon dated
                  June 26, 2000
    10.9(1)       Warrant to Purchase Stock issued to Imperial Bancorp dated
                  December 17, 1998.
    10.10(1)      Warrant to Purchase Stock issued to Imperial Bank dated April
                  13, 1998.
    10.11(1)      Warrant to Purchase Stock issued to Imperial Bankcorp dated
                  April 14, 1997.
    10.12(1)      Warrant to Purchase Stock issued to America Online Inc. dated
                  July 31, 1998.
    10.13(1)      Warrant to Purchase Stock issued to Adobe Ventures II L.P.
                  dated September 18, 1998.
    10.14(1)      Warrant to Purchase Stock issued to ASCII Ventures dated
                  September 18, 1998.
    10.15(1)      Warrant to Purchase Stock issued to H&Q Salon Investors, L.P.
                  dated September 18, 1998.
    10.16(2)      Warrant to Purchase Stock issued to Daiwa Securities America
                  Inc. dated April 14, 1999.
    10.17(2)      Warrant to Purchase Stock issued to ACT III Communications dated April 14, 1999.
    10.18(9)      Amendment No. 2 To Anchor Tenant Agreement between America
                  Online, Inc. and Salon.
    10.19(1)      Series A Preferred Stock Purchase Agreement dated December
                  22, 1995.
    10.20(1)      First Amendment to the Series A Preferred Stock Purchase
                  Agreement dated August 2, 1996.
    10.21(1)      Second Amendment to the Series A Preferred Stock Purchase
                  Agreement dated February 6, 1997.

    10.22(1)      Series B Preferred Stock Purchase Agreement dated November
                  28, 1997.
    10.23(1)      Series C Preferred Stock Purchase Agreement dated September
                  18, 1998.
    10.24(1)      Series C Preferred Stock Purchase Agreement dated April 14,
                  1999.
    10.25(2)      Warrant to Purchase Stock issued to Chatsworth Securities LLC dated April 14, 1999.
    21.1(8)       Subsidiaries of Salon
      23.2        Consent of Independent Accountants, PricewaterhouseCoopers LLP
    24.1(1)       Power of Attorney (included on page II-5).
      27.1        Financial Data Schedule

Footnote          FOOTNOTE DESCRIPTION
--------          --------------------

       1 Incorporated by reference to the exhibit filed with Salon's Registration Statement report on Form S-1 filed on April 19, 1999.
       2 Incorporated by reference to the exhibit filed with Salon's Registration Statement report on Form S-1/A filed on May 27, 1999.
       3 Incorporated by reference to the exhibit filed with Salon's Registration Statement report on Form S-1/A filed on June 18, 1999.
       4 Incorporated by reference to the exhibit filed with Salon's Quarterly Report on Form 10-Q filed on August 16, 1999
       5 Incorporated by reference to the exhibit filed with Salon's Registration Statement report on Form S-8 filed on September 8, 1999.
       6 Incorporated by reference to the exhibit filed with Salon's Quarterly Report on Form 10-Q filed on February 14, 2000
       7          Incorporated by reference to the exhibits filed with Salon's
                  Current Report on Form 8-K filed on May 22, 2000
       8          Incorporated by reference to the exhibits filed with Salon's
                  Annual Report on Form 10-K405 filed on June 30, 2000
       9 Incorporated by reference to the exhibit filed with Salon's Quarterly Report on Form 10-Q filed on November 13, 2000.
       10         Incorporated by reference to the exhibits filed with Salon's
                  Current Report on Form 8-K filed on August 20, 2001
       11         Incorporated by reference to the exhibits filed with Salon's
                  Current Report on Form 8-K filed on September 25, 2001
       12 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on March 13, 2002

b)       Reports on Form 8-K during the quarter ended March 31, 2002:

         On March 13, 2002 Salon filed a Current Report on Form 8-K announcing the completion of a Series B preferred stock private placement pursuant to which it raised approximately $500,000.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SALON MEDIA GROUP, INC.

                                    By:       /s/ Michael O'Donnell
                                        -------------------------------------
                                         Michael O'Donnell
                                         CHIEF EXECUTIVE OFFICER AND PRESIDENT

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                         Title                     Date
------------------------------  ------------------------------  ---------------

      /s/ David Talbot          Chairman of the Board,           June 21, 2002
------------------------------  Editor-in-Chief
        David Talbot

   /s/ Michael O' Donnell       Chief Executive Officer,         June 21, 2002
------------------------------  President and Director
      Michael O'Donnell         (Principal Executive Officer)


    /s/ Robert O'Callahan       Chief Financial Officer,         June 21, 2002
------------------------------  Treasurer and Director
      Robert O'Callahan         (Principal Financial Officer)


     /s/ Brian Dougherty        Director                         June 21, 2002
------------------------------
       Brian Dougherty

    /s/ Dr. John Warnock        Director                         June 21, 2002
------------------------------
      Dr. John Warnock

      /s/ Robert Ellis          Director                         June 21, 2002
------------------------------
        Robert Ellis

        /s/ Rob McKay           Director                         June 21, 2002
------------------------------
          Rob McKay

   /s/ James H. Rosenfield      Director                         June 21, 2002
------------------------------
     James H. Rosenfield

      /s/ Michael Fuchs         Director                         June 21, 2002
------------------------------
        Michael Fuchs