Form 10-K/A
period 2002-03-01
SALON MEDIA GROUP INC
filed 2002-07-29
CIK 1084332

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

                                 (415) 645-9200
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, based upon the closing sale price of the Common Stock on July 14, 2002 as reported on the Nasdaq National Market, was approximately $695,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on July 22, 2002 was 14,155,276 shares.
================================================================================

                                   FORM 10-K/A

            The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended March 31, 2002 to include the Part III information set forth herein:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

            Salon's executive officers and directors as of March 31, 2002 are as follows:

Name                     Age    Position
-----------------------  ----   ------------------------------------------------
David Talbot              50    Chairman of the Board, Editor-in-Chief
Michael O'Donnell         38    Chief Executive Officer, President
Robert O'Callahan         51    Chief Financial Officer, Treasurer and Secretary
Scott Rosenberg           42    Senior Vice President, Editorial Operations
Patrick Hurley            40    Senior Vice President, Business Operations
Cheryl Lucanegro          50    Senior Vice President, Advertising Sales
Brian Dougherty(1)        46    Director
Dr. John Warnock(1)       61    Director
Robert Ellis              66    Director
Rob McKay(1)              38    Director
James H. Rosenfield(2)    73    Director
Michael Fuchs(2)          56    Director

(1)  Member of Audit Committee
(2)  Member of Compensation Committee

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

            CHERYL LUCANEGRO has served as Salon's Senior Vice President, Advertising Sales since January 2002. From June 2001 to January 2002 she was the founder and President of Excellerate, a consulting company. From October 1997 to June 2001 she was the Senior Vice President Online and Integrated sales and held other positions with the media company Standard Media International, Inc. From June 1997 to September 1997 she was Director of Financial and Direct Markets for Power Agent, Inc. From March 1992 to June 1997 she was Vice President Associate Publisher and held other positions for Upside Media. From 1983 to March 1992 she was Regional Sales Manager and held other positions with Ziff/Davis Publishing/Cahners-Ziff. Ms. Lucanegro holds a Bachelor of Science degree in journalism from the University of Florida.

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

             DR. JOHN WARNOCK has served as a Director of Salon since August 2001. He was a founder of Adobe Systems and has been its Chairman of the Board since April 1989. Since September 1997, he has shared the position of Adobe Chairman of the Board with Charles M. Geschke. Dr. Warnock served as Chief Executive Officer of Adobe from 1982 through December 2000. In December 2000, Dr. Warnock assumed the role of Chief Technical Officer in addition to that of Chairman of the Board. Dr. Warnock received a Ph.D. in Electrical Engineering from the University of Utah.

             ROBERT ELLIS has served as a Director of Salon since August 2001. He is an advisor, investor, and director of Internet companies. From 1997 through 1999 he was the publisher, board member and early investor of XOOM.com
(XMCM) which was merged with the National Broadcasting Company, Inc.'s internet properties. He formerly was president of eNature.com, the leading nature content site on the web. Mr. Ellis is a co-founder and member of the board of One FN, and is on the board of Winetasting.com. In 1996, he founded and produced Bonjour Paris, a travel destination site in France featured on America Online. Prior to that, he founded and owned Compact Publishing, for which he developed the Time Almanac with Time Magazine. He formerly was a correspondent for Time Magazine. Mr. Ellis holds an M.A. degree in History from the University of Chicago and a
B. A. in Philosophy from Yale University.

             ROB MCKAY has served as a Director of Salon since August 2001. He is the president of the McKay Family Foundation since its inception in 1992, which supports community-based activist organizations working for long-term social and economic change. Mr. McKay is also the managing partner for the McKay Investment Group, which provides venture capital for early-stage technology and consumer product companies. He also serves actively on a number of corporate and foundation boards. Mr. McKay received his B.A. degree in Political Science and Sociology from Occidental College, and his M.A. in Social and Public Policy from the University of California, Berkeley.

            JAMES H. ROSENFIELD has served as a Director of Salon since April 1998. Mr. Rosenfield has been the President of JHR & Associates, a media consulting firm, since 1998. From 1994 to 1998, Mr. Rosenfield was

Managing Director at the investment banking firm of Veronis Suhler & Associates. From 1987 to 1994, he was Chairman and Chief Executive Officer of John Blair Communications, Inc., a television sales and syndication company. From 1965 to 1985, Mr. Rosenfield held various executive positions at CBS Corporation, a television broadcasting and media company, including Executive Vice President of the Broadcast Group. Mr. Rosenfield holds a B.A. degree in English from Dartmouth College.

            MICHAEL FUCHS has served as a Director of Salon since August 2001. He was named chairman and chief executive officer of HBO in October, 1984, after joining HBO in 1976. In May 1995, he was appointed chairman of the Warner Music Group, becoming responsible for the leading entertainment conglomerate, Time Warner, Inc. Mr. Fuchs left Time Warner in November 1995 and has since been an active investor and consultant. He serves on numerous corporate boards. Mr. Fuchs holds a B.A in Political Science from Union College and a J.D. from New York University Law School. Michael Fuchs has served as a director of MyTurn.com since January 2000 and as its Chairman and Interim Chief Executive Officer since April 2000. On March 2, 2001, MyTurn.com, Inc. filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code.

ITEM 11.  EXECUTIVE COMPENSATION.

            The following table sets forth information concerning the compensation during the fiscal years ended March 31, 2000, March 31, 2001 and March 31, 2002 of the Chief Executive Officer and the four other most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                                                                        COMPENSATION
                                                                                           AWARDS
                                                                                         ----------
                                                            ANNUAL COMPENSATION          SECURITIES
                                                     ---------------------------------   UNDERLYING      ALL OTHER
                NAME AND PRINCIPAL POSITION          YEAR       SALARY        BONUS(1)    OPTIONS      COMPENSATION
                ---------------------------          ----       ------        --------    -------      ------------

Michael O'Donnell...............................     2002      $191,250      $     -0-    440,000       $       -0-
    President and Chief Executive Officer            2001      $225,000      $     -0-    140,384       $       -0-
                                                     2000      $175,000      $  75,000    250,000       $       -0-

David Talbot....................................     2002      $191,250      $     -0-    440,000       $       -0-
   Chairman and Editor in Chief                      2001      $225,000      $     -0-    131,884       $       -0-
                                                     2000      $175,000      $  75,000    250,000       $       -0-

Robert O'Callahan...............................     2002      $148,750      $     -0-    240,000       $       -0-
    Secretary and Chief Financial Officer            2001      $120,705      $     -0-    136,188       $       -0-
                                                     2000      $    -0-      $     -0-        -0-       $       -0-

Patrick Hurley..................................     2002      $148,750      $     -0-    165,000       $       -0-
   Senior Vice President - Business Operations       2001      $146,054      $     -0-     48,188       $       -0-
                                                     2000      $100,000      $  50,000     40,000       $       -0-

Scott Rosenberg.................................     2002      $148,750      $     -0-    170,000       $       -0-
   Senior Vice President - Editorial Operations      2001      $151,317      $     -0-     40,188       $       -0-
                                                     2000      $115,000      $     -0-     35,000       $       -0-

----------------------------------------------------------------------------

(1) Bonuses are principally based on performance and are shown in the year earned.

STOCK OPTIONS GRANTED IN FISCAL 2002

            The following table provides the specified information concerning grants of options to purchase Salon's Common Stock made during the fiscal year ended March 31, 2002, to the persons named in the Summary Compensation Table.

                                              OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                     POTENTIAL REALIZED VALUE AT
                                                                                                       ASSUMED ANNUAL RATES OF
                                                                                                      STOCK PRICE APPRECIATION
                                                         INDIVIDUAL GRANTS                               FOR OPTION TERM(3)
                                     ------------------------------------------------------------      ---------------------
                                                    % OF TOTAL
                                     NUMBER OF        OPTIONS
                                     SECURITIES      GRANTED TO       EXERCISE
                                     UNDERLYING      EMPLOYEES        OR BASE
                                      OPTIONS        IN FISCAL         PRICE          EXPIRATION
                     NAME            GRANTED(1)        YEAR           ($/SH)(2)          DATE             5%           10%
                     ----            ----------        ----           ---------          ----             --           ---
Michael O'Donnell.............          5,594          0.13%           $0.35          05/02/2011        $1,231        $3,120
                                       34,406          0.82%           $0.35          05/02/2011        $7,573       $19,192
                                      183,334          4.38%           $0.14          10/23/2011       $16,142       $40,906
                                      216,666          5.17%           $0.14          10/23/2011       $19,076       $48,343

David Talbot..................          5,594          0.13%           $0.35          05/02/2011        $1,231        $3,120
                                       34,406          0.82%           $0.35          05/02/2011        $7,573       $19,192
                                      183,334          4.38%           $0.14          10/23/2011       $16,142       $40,906
                                      216,666          5.17%           $0.14          10/23/2011       $19,076       $48,343

Robert O'Callahan.............         15,000          0.36%           $0.35          05/02/2011        $3,302        $8,367
                                      225,000          5.37%           $0.14          10/23/2011       $19,810       $50,203

Patrick Hurley................         15,000          0.36%           $0.35          05/02/2011        $3,302        $8,367
                                      150,000          3.58%           $0.14          10/23/2011       $13,207       $33,469

Scott Rosenberg...............         20,000          0.48%           $0.35          05/02/2011        $4,402       $11,156
                                      150,000          3.58%           $0.14          10/23/2011       $13,207       $33,469

------------

(1) All options granted in fiscal year ended March 31, 2002 were granted pursuant to Salon's 1995 Stock Option Plan (the "1995 Plan"). These options generally vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by Salon. Under the 1995 Plan, the Board retains discretion to modify the terms, including the price, of outstanding options.

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

OPTION EXERCISES AND FISCAL 2002 YEAR-END VALUES

            The following table sets forth information concerning unexercised options to purchase Salon's Common Stock held as of March 31, 2002 by the persons named in the Summary Compensation Table. There were no exercises of options by any of the officers named in the Summary Compensation Table during the fiscal year ended March 31, 2002.

                                                NUMBER OF SECURITIES                             VALUE OF UNEXERCISED
                                            UNDERLYING UNEXERCISED OPTIONS                       IN-THE-MONEY OPTIONS
                                                AT FISCAL YEAR END(1)                           AT FISCAL YEAR END (2)
                                                ---------------------                           ----------------------

                  NAME                   EXERCISABLE            UNEXERCISABLE            EXERCISABLE             UNEXERCISABLE
                  ----                   -----------            -------------            -----------             -------------
Michael O'Donnell...............           496,133                 594,251                $    -0-                 $   4,000
David Talbot....................           357,767                 589,117                $    -0-                 $   4,000
Robert O'Callahan...............            60,562                 315,626                $    -0-                 $   2,250
Patrick Hurley..................            60,103                 203,085                $    -0-                 $   1,500
Scott Rosenberg.................            52,457                 199,502                $    -0-                 $   1,500

--------------

(1) Salon's stock options generally vest one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by Salon. All options are exercisable only to the extent vested.

(2) The value of the unexercised in-the-money options is based on a fair market value of $0.15, the closing price of Salon's Common Stock (on March 28, 2002 as reported on the NASDAQ SmallCap Market) and is net of the exercise price of such options. Does not include options that had an exercise price greater than $0.15.

                      EQUITY COMPENSATION PLAN INFORMATION

            The following table provides information about Salon's common stock that may be issued upon the exercise of options, warrants and rights under all of Salon's existing equity compensation plans as of March 31, 2002, including the Salon.com 1995 Stock Option Plan and the 1999 Employee Stock Purchase Plan.

-------------------------------------- ------------------------------ -------------------- -------------------------------

             PLAN CATEGORY                                                                 NUMBER OF SECURITIES REMAINING
                                                                                                  AVAILABLE FOR FUTURE
                                           NUMBER OF SECURITIES TO BE  WEIGHTED-AVERAGE           ISSUANCE UNDER EQUITY
                                               ISSUED UPON EXERCISE    EXERCISE PRICE OF     COMPENSATION PLANS (EXCLUDING
                                             OF OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,        SECURITIES REFLECTED
                                               WARRANTS AND RIGHTS    WARRANTS AND RIGHTS             IN COLUMN (A))
                                                        (a)                    (b)                         (c)
-------------------------------------- ------------------------------ -------------------- -------------------------------

Equity compensation plans approved by               6,727,815(1)              $1.61                    559,402(1)
security holders                                            0(2)                ---                     417,525(2)

-------------------------------------- ------------------------------ -------------------- -------------------------------
Equity compensation plans not approved                  None                   None                       None
by security holders
-------------------------------------- ------------------------------ -------------------- -------------------------------
Total                                               6,727,815                   n.a.                     976,927
-------------------------------------- ------------------------------ -------------------- -------------------------------

----------

(1)   Issued under the Salon.com 1995 Stock Option Plan

(2) Issued under the Salon.com 1999 Employee Stock Purchase Plan. The Plan was suspended March 1, 2001.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

            In November 1996, Salon entered into an Employment Agreement with Mr. O'Donnell, the Chief Executive Officer and President of Salon. Mr. O'Donnell's agreement provides for the payment to Mr. O'Donnell of a $175,000 minimum base annual salary and an annual bonus of up to $50,000. Pursuant to the agreement, Mr. O'Donnell was granted an option under the 1995 Option Plan to purchase eight percent (8%) of Salon's then outstanding capital stock at a purchase price of $0.20 per share. The agreement also provides for the following severance benefits if Mr. O'Donnell's employment with Salon terminates involuntarily or if Mr. O'Donnell terminates his employment with Salon voluntarily for "Good Reason." He will be entitled to salary payments until the earlier of nine (9) months following his termination or until he begins other employment. If Mr. O'Donnell resigns within one (1) year of a change of control of Salon because of (a) a decrease in his base salary or a material decrease in any of his then-existing bonus plans or employee benefits; or (b) a material adverse change in his title, authority, responsibilities or duties, then he will be entitled to salary payments until the earlier of nine (9) months following his resignation or change in title or authority or until he begins other employment. As of April 2001, Mr. O'Donnell had agreed to an interim 15% reduction of base salary for an indefinite period.

            In July 2000, Salon entered into an Employment Agreement with Mr. O'Callahan, the Chief Financial Officer of Salon. Mr. O'Callahan's agreement provides for the payment to Mr. O'Callahan of a $175,000 minimum base annual salary and an annual bonus of up to $25,000. Mr. O'Callahan was granted an option under the 1995 Option Plan to purchase 100,000 shares of Salon's then outstanding capital stock at the closing price of the stock as of the date of grant. In case of a company merger, sale or reorganization, and Mr. O'Callahan's position is eliminated, relocated or reduced he would receive one year's worth of compensation and one year's accelerated option vesting. As of April 2001, Mr. O'Callahan had agreed to an interim 15% reduction of base salary for an indefinite period.

            In January 2002, Salon entered into an Employment Agreement with Ms. Cheryl Lucanegro, Senior Vice President of Advertising Sales, providing that in the event of a company merger and elimination of Ms. Lucanegro's position, she would receive three months of compensation and one year's accelerated option vesting.

COMPENSATION OF DIRECTORS

            Directors receive no compensation for serving as directors of Salon, except for Mr. Rosenfield. During the fiscal year ended March 31, 2002, Mr. Rosenfield was paid directors fees of $7,500 and reimbursement of expenses of $1,374 for a total of $8,874. Salon granted to Mr. Rosenfield options to purchase 10,000 shares of Common Stock at an exercise price of $0.35 per share, and options to purchase 40,000 shares of Common Stock at an exercise price of $0.14 per share. Salon also granted to Mr. Dougherty options to purchase 10,000 shares of Common Stock at an exercise price of $0.35 per share, and options to purchase 40,000 shares of Common Stock at an exercise price of $0.14 per share. Salon also granted to directors Ellis, Fuchs, McKay and Warnock options to purchase 40,000 shares of Common Stock at an exercise price of $0.14 per share. The options are subject to vesting over four years. David Talbot and Michael O'Donnell are executive officers as well as directors, receive no separate compensation for their service as directors and their compensation is reported in Executive Compensation.

ITEM 12.  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK AND COMMON STOCK EQUIVALENTS

                The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of May 14, 2002 (a) by each stockholder who is known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of the Company on a fully diluted, as converted basis, (b) by each director and nominee, (c) by the Chief Executive Officer and the other four most highly compensated executive officers serving on March 31, 2002 (the "Named Executive Officers"), and (d) by all executive officers and directors of Salon as a group.

                                                                        AMOUNT AND NATURE OF            PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                BENEFICIAL OWNERSHIP(2)           CLASS(3)
---------------------------------------                                -----------------------           --------
Adobe Systems Incorporated (4)....................................            6,378,458                   34.7%
345 Park Avenue
San Jose, CA  95126

William R. Hambrecht (5)..........................................            4,988,350                   29.0%
539 Bryant Street, Suite 100
San Francisco, CA  94107

Constellation Venture Capital (6).................................            2,183,765                   13.9%
Bear Stearns Asset Management
575 Lexington Ave.
New York, NY  10022

Rainbow Media Holdings, Inc. (7)..................................            1,125,000                    7.9%
1111 Stewart Ave.
Bethpage, NY  11714

Funds affiliated with Granite Ventures LLC (8)....................              870,706                    6.1%
One Bush Street
San Francisco, CA, 94104

EXECUTIVE OFFICERS AND DIRECTORS
Dr. John Warnock (9)..............................................            3,054,436                   17.7%
Rob McKay (10)....................................................            1,727,629                   11.0%
Michael Fuchs (11)................................................            1,515,000                    9.7%
David Talbot (12).................................................              741,941                    5.1%
Michael O'Donnell (13)............................................              549,611                    3.7%
Scott Rosenberg (14) .............................................              108,022                      *%
Robert O'Callahan (15)............................................               77,184                      *%
Patrick Hurley (16)...............................................               74,497                      *%
James H. Rosenfield (17)..........................................               59,037                      *%
Brian Dougherty (18)..............................................               55,594                      *%
Robert Ellis .....................................................               10,000                      *%
Directors and executive officers as a group (eleven persons)......            7,972,951                   37.1%
*Less than one percent (1%).

(1) Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise noted, the address for each beneficial owner is c/o Salon Media Group, Inc. 22 Fourth St., 16th Floor, San Francisco, CA 94103.

(2) Options granted under the Company's 1995 Stock Option Plan generally vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's employment.

(3) Calculated on the basis of 14,155,276 shares of Common Stock outstanding as of May 14, 2002, except that shares of Common Stock underlying options exercisable within sixty (60) days of June 14, 2002 shares of Common Stock that a shareholder has the right to acquire upon conversion of shares of Series A Preferred Stock or Series B Preferred Stock and currently exercisable warrants to acquire shares of Common Stock are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants, as applicable.

(4) Includes 194,177 shares held by Adobe Ventures II, L.P. Includes 2,829,654 shares of Common Stock that Adobe Systems, Inc. has the right to acquire upon conversion of 125 shares of Series B Preferred Stock and 1,414,827 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(5) Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and is the manager of this entity. WR Hambrecht + Co., LLC directly owns 1,910,000 shares of Common Stock. Mr. Hambrecht directly owns no shares of Common Stock. Mr. Hambrecht disclaims beneficial ownership of the shares of the Company's Common Stock held directly by the LLC, other than his proportionate ownership interest. Includes 2,054,435 shares of Common Stock that Mr. Hambrecht has the right to acquire upon conversion of 125 shares of Series A Preferred Stock and 1,000,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(6) Consists of 530,192 shares held by Constellation Venture Capital, L.P. and 114,138 shares held by Constellation Venture Offshore, L.P. Includes 1,035,435 shares of Common Stock that Constellation Venture Capital has the right to acquire upon conversion of 125 shares of Series A Preferred Stock and 504,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(7) Rainbow Media Holdings, Inc. is a subsidiary of Cablevision Systems Corporation (NYSE:CVC).

(8) Consists of 53,617 shares held by Adobe Ventures II, L.P., 273,810 shares held by H&Q Salon Investors, L.P., 316,852 shares held by H&Q Adobe Ventures Management L.P., 33,317 shares held by H&Q Adobe Ventures Management II L.P., 47,700 shares held by Standish O'Grady, 141,160 shares issuable upon exercise of warrants held by Adobe Ventures II, L.P. and 4,250 shares held by Granite Ventures, LLC. Because voting and investment decisions concerning the above securities may be made by or in conjunction with the other reporting persons, each of the reporting persons may be deemed a member of a group that shares voting and dispositive power over all of the above securities but disclaims beneficial owner of any securities other than those directly held by such reporting person.

(9) Includes 2,054,436 shares of Common Stock that stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock and 1,000,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(10) Includes 1,019,000 shares of Common Stock that stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 496,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(11) Includes 1,019,000 shares of Common Stock that stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 496,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(12) Includes 404,941 shares subject to options that may be exercised within sixty (60) days of June 14, 2002, includes 2,577 shares held by Camille Peri, Mr. Talbot's spouse and a former employee of Salon, and also includes 5,154 shares held in trust for the benefit of Mr. Talbot's children. Mr. Talbot disclaims beneficial ownership of the shares held individually by his spouse and in trust for his children.

(13) Includes 544,015 shares subject to options that may be exercised within sixty (60) days of June 14, 2002.

(14) Includes 66,793 shares subject to options that may be exercised within sixty (60) days of June 14, 2002.

(15) Includes 77,184 shares subject to options that may be exercised within sixty (60) days of June 14, 2002.

(16) Includes 74,497 shares subject to options that may be exercised within sixty (60) days of June 14, 2002.

(17) Includes 59,037 shares subject to options that may be exercised within sixty (60) days of June 14, 2002.

(18) Includes 25,594 shares subject to options that may be exercised within sixty (60) days of June 14, 2002.

SERIES A PREFERRED STOCK
            The following table sets forth information regarding the beneficial ownership of Salon's Series A Preferred Stock as of May 14, 2002 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all executive officers and directors of Salon as a group.

                                                                          AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                   BENEFICIAL OWNERSHIP      PERCENT OF CLASS
---------------------------------------                                   --------------------      ----------------

William R. Hambrecht (2)..........................................                  125                   15.5%
539 Bryant Street, Suite 100
San Francisco, CA  94107

John Warnock (3)(7) ..............................................                  125                   15.5%
260 Surrey Place
Los Altos, CA  94022

Shea Ventures LLC (3) ............................................                  125                   15.5%
655 Brea Canyon Rd., Suite 200
Walnut, CA  91788

Wasserstein Adelson Ventures, L.P. (4) ...........................                   63                    7.8%
1301 Avenue of the Americas,  44th Floor
New York, NY  10019

Constellation Venture Capital (5).................................                   63                    7.7%
Bear Stearns Asset Management
575 Lexington Ave.
New York, NY  10022

McKay Investment Group (6)(7) ....................................                   62                    7.7%
303 Sacramento St., 4th Floor
San Francisco, CA  94111

Octavia LLC (6) ..................................................                   62                    7.7%
1735 Union St.
San Francisco, CA  94123

Thomas H. Dittmer Declaration of Trust (6) .......................                   62                    7.7%
150 South Wacker Drive, Suite 950
Chicago, IL  60606

Michael Fuchs (6)(7) .............................................                   62                    7.7%
9 W. 57th St., Suite 4220
New York, NY  10019

Directors and executive officers as a group (three persons).......                  249                   30.8%

(1) Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise noted, the address for each beneficial owner is c/o Salon Media Group, Inc. 22 Fourth St., 16th Floor, San Francisco, CA 94103.

(2) Shares held by the named stockholder are convertible into 2,054,435 shares of Common Stock, subject to adjustment.

(3) Shares held by the named stockholder are convertible into 2,054,436 shares of Common Stock, subject to adjustment.

(4) Shares held by the named stockholder are convertible into 1,035,436 shares of Common Stock, subject to adjustment.

(5) Shares held by the named stockholder are convertible into 1,035,435 shares of Common Stock, subject to adjustment.

(6) Shares held by the named stockholder are convertible into 1,019,000 shares of Common Stock, subject to adjustment.

(7) Director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series A Preferred Stock.

SERIES B PREFERRED STOCK

            The following table sets forth information regarding the beneficial ownership of Salon's Series B Preferred Stock as of March 31, 2002 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series B Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all executive officers and directors of Salon as a group.

                                                                            AMOUNT AND NATURE OF       PERCENT OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER                                        BENEFICIAL OWNERSHIP       GRAPHIC OMITTED]
------------------------------------                                        --------------------       ----------------
Adobe Systems Incorporated (1)....................................                  125                    100.0%
345 Park Avenue
San Jose, CA  95126
Directors and executive officers as a group (2)...................                   0                         0%

(1) Shares held by the named stockholder are convertible into 2,829,654 shares of Common Stock, subject to adjustment.

(2) Except as indicated in the table above, no director or Named Executive Officer beneficially owns shares of Series B Preferred Stock.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            None of Salon's executive officers have served as a member of the Compensation Committee or Board of Directors of any other entity which has an executive officer serving as a member of Salon's Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In March 2000, Salon entered into a publishing and joint-marketing agreement with Arnoldo Mondadori Editore, of which Leonardo Mondadori is a principal shareholder. Mr. Mondadori was a Board member until August 2001.

            On October 10, 2000, Salon loaned David Talbot $75,179 on account stated with agreed 6.3% annual interest. $1,424.80 in interest has been paid to date; the current account balance stands at $80,722.64.

            In October 2001, Salon entered into a month-to-month sublease agreement with an investor for office space in New York, NY and received $68,000 in rent income during the year ended March 31, 2002.

            On August 9, 2001, Salon completed a private placement sale of 622 shares of its Series A Preferred Stock. On September 13, 2001, Salon sold an additional 190 shares of Series A Preferred Stock. Copies of the relevant documents for this private placement of the Series A Securities were filed for the first closing as exhibits to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2001, and were filed for the second closing as exhibits to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2001. Salon directors Dr. John Warnock and Michael Fuchs purchased Series A Preferred Stock. Director Rob McKay is associated with a purchaser of Series A Preferred Stock.

            On March 7, 2002, Salon completed a private placement sale of 125 shares of its Series B Preferred Stock. Copies of the relevant documents for this private placement of the Series B Securities were filed as exhibits to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2002. The Series B Securities were issued in connection with a private equity financing to Adobe Systems, Inc. Salon Director Dr. John Warnock is Co-Chairman of the Board of Adobe Systems, Inc.

            On July 24, 2002, Salon sold and issued convertible promissory notes and warrants to a group of investors (the "Bridge Financing"), including Salon directors Dr. John Warnock, Rob McKay and Brian Dougherty. In connection with the Bridge Financing, Dr. Warnock, Mr. KcKay and Mr. Dougherty invested $198,690, $116,845, and $50,000, respectively, and were issued warrants to purchase 99,345, 58,423 and 25,000 shares respectively. The Bridge Financing was approved by a special committee comprised of disinterested directors of Salon's board of directors.

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


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          None

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SALON MEDIA GROUP, INC.

                                     By: /s/  Michael O' Donnell
                                         ---------------------------------------
                                         Michael O'Donnell
                                         Chief Executive Officer and President

                                         Date:  July 25, 2002

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                        Date
---------------------------   --------------------------------    -------------

     /s/ David Talbot         Chairman of the Board,              July 25, 2002
---------------------------
       David Talbot           Editor-in-Chief

  /s/ Michael O' Donnell      Chief Executive Officer,            July 25, 2002
---------------------------
    Michael O'Donnell         President and Director
                              (Principal Executive Officer)

  /s/ Robert O'Callahan       Chief Financial Officer,            July 25, 2002
---------------------------
    Robert O'Callahan         Treasurer and Director
                              (Principal Financial Officer)

   /s/ Brian Dougherty        Director                            July 25, 2002
---------------------------
     Brian Dougherty

   /s/ Dr. John Warnock       Director                            July 25, 2002
---------------------------
     Dr. John Warnock

     /s/ Robert Ellis         Director                            July 25, 2002
---------------------------
       Robert Ellis

      /s/ Rob McKay           Director                            July 25, 2002
---------------------------
        Rob McKay

 /s/ James H. Rosenfield      Director                            July 25, 2002
---------------------------
   James H. Rosenfield

                              Director                            July 25, 2002
---------------------------
      Michael Fuchs