Form 10-Q
period 2002-06-30
SALON MEDIA GROUP INC
filed 2002-08-09
CIK 1084332

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________ TO ________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 1, 2002 was 14,155,276 shares.
================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------

                                                                           PAGE
PART I     FINANCIAL INFORMATION                                          NUMBER

ITEM 1:    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2002 and
           March 31, 2002 (unaudited)........................................ 3

           Condensed Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001 (unaudited) .................. 4

           Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2002 and 2001 (unaudited) .................. 5

           Notes to Condensed Consolidated Financial Statements (unaudited).. 6

ITEM 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 11

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk........ 28

PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings................................................. 29

ITEM 2.    Changes in Securities and Use of Proceeds......................... 29

ITEM 3.    Defaults upon Senior Securities................................... 29

ITEM 4.    Submission of Matters to a Vote of Security Holders............... 29

ITEM 5.    Other Information................................................. 29

ITEM 6:    Exhibits and Reports on Form 8-K.................................. 29

           Signatures........................................................ 30

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 JUNE 30,         MARCH 31,
                                                                   2002             2002
                                                                 --------         --------
ASSETS
     Current assets:
          Cash and cash equivalents                              $    388         $  1,542
          Accounts receivable, net                                    399              326
          Prepaid expenses and other current assets                   200              212
                                                                 --------         --------
          Total current assets                                        987            2,080
     Property and equipment, net                                    1,149            1,299
     Prepaid advertising rights                                     5,909            6,266
     Intangible assets                                                827              919
     Other assets                                                     778              778
                                                                 --------         --------
          Total assets                                           $  9,650         $ 11,342
                                                                 ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
          Accounts payable and accrued liabilities               $  1,613         $  1,773
          Deferred revenue                                            652              563
                                                                 --------         --------
          Total current liabilities                                 2,265            2,336
     Long-term liabilities                                            214              229
                                                                 --------         --------
          Total liabilities                                         2,479            2,565
                                                                 --------         --------
Stockholders' equity:
      Preferred stock, $0.001 par value, 5,000,000 shares
          authorized, 934 issued and outstanding at
          June 30, 2002 and March 31, 2002 (liquidation
          value of $7,472 at June 30, 2002)                          --               --
     Common stock, $0.001 par value, 50,000,000 shares
          authorized, 14,155,276 and 14,155,276 shares
          issued and outstanding at June 30, 2002
          and March 31, 2002                                           14               14
     Additional paid-in-capital                                    85,458           85,416
     Unearned compensation                                            (42)             (57)
     Accumulated deficit                                          (78,259)         (76,596)
                                                                 --------         --------
          Total stockholders' equity                                7,171            8,777
                                                                 --------         --------
          Total liabilities and stockholders' equity             $  9,650         $ 11,342
                                                                 ========         ========

 The accompanying notes are an integral part of these condensed consolidated financial statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                       -------------------------
                                                         2002             2001
                                                       --------         --------
Net revenues                                           $    972         $    973
                                                       --------         --------

Operating expenses:
      Production and content                              1,173            1,527
      Sales and marketing                                   752              800
      Research and development                              162              218
      General and administrative                            407              464
      Amortization of intangibles                           134              113
      Write-down of long-lived assets                      --                782
                                                       --------         --------
            Total operating expenses                      2,628            3,904
                                                       --------         --------

Loss from operations                                     (1,656)          (2,931)
Other income (expense), net                                  (7)              11
                                                       --------         --------
Net loss                                               $ (1,663)        $ (2,920)
                                                       ========         ========

Basic and diluted net loss per share                   $  (0.12)        $  (0.22)

Weighted average shares used in computing basic
      and diluted net loss per share                     13,761           13,434










The accompanying notes are an integral part of these condensed consolidated financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                      -----------------------
                                                                                       2002            2001
                                                                                      -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $(1,663)        $(2,920)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Write-down of long-lived assets                                                   --               782
       Stock-based compensation and warrant amortization                                   15              63
       Depreciation and amortization                                                      284             309
       Allowance for doubtful accounts                                                     12              30
       Amortization of prepaid advertising rights                                         357             202
       Changes in assets and liabilities:
           Accounts receivable                                                            (85)             17
           Prepaid expenses, other current assets and other assets                         12             113
           Accounts payable and other liabilities                                        (124)           (333)
           Deferred revenue                                                                89             124
                                                                                      -------         -------
               Net cash used in operating activities                                   (1,103)         (1,613)
                                                                                      -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    --                (6)
                                                                                      -------         -------
               Net cash used in investing activities                                     --                (6)
                                                                                      -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                           --                 6
   Principal payments under capital leases                                                (51)            (72)
                                                                                                      -------
                                                                                      -------         -------
               Net cash used in financing activities                                      (51)            (66)
                                                                                      -------         -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (1,154)         (1,685)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,542           3,047
                                                                                      -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $   388         $ 1,362
                                                                                      =======         =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of stock and warrants in connection with acquisition                      $    42         $   108

 The accompanying notes are an integral part of these condensed consolidated financial statements

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

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

2.     BASIS OF PRESENTATION

       The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the period presented. The condensed consolidated balance sheet data as of March 31, 2002 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three months ended June 30, 2002 are not necessarily indicative of the expected results for any other interim period or the fiscal year ending March 31, 2003.

       These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flow from operations since inception and has an accumulated deficit at June 30, 2002 of $78,259. These factors raise substantial doubt about Salon's ability to continue as a going concern.

       Salon has reduced expenses, and may reduce them further, to match anticipated revenues to reach cash-flow breakeven. However, until cash-flow breakeven is reached, Salon will continue to use its current cash on hand of $388, as well as the gross proceeds of $714 from notes issued subsequent to June 30, 2002, and the reduction of restricted cash of $140 from a renegotiated lease deposit which also occurred subsequent to June 30, 2002.

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

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)
3.     CONCENTRATIONS

       No customer accounted for more than 10% of total revenue for the three-month period ended June 30, 2002. One customer, who acquired Salon's website publishing software, accounted for 16% of total revenues for the three months ended June 30, 2001. One customer accounted for 12% of the total accounts receivable balance as of June 30, 2002. Two customers accounted for 14% and 13% of the total accounts receivable balance as of June 30, 2001.

4.     NET LOSS PER SHARE

       Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period, as follows:

                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                              ---------------------------------
                                                                                  2002                 2001
                                                                              ------------         ------------
Numerator:
   Net loss                                                                   $     (1,663)        $     (2,920)
                                                                              ============         ============

Denominator:
   Weighted average shares outstanding                                          14,155,000           14,139,000
   Weighted average shares held in escrow                                         (394,000)            (705,000)
                                                                              ------------         ------------
   Weighted average shares used in computing
       basic and diluted net loss per share                                     13,761,000           13,434,000
                                                                              ============         ============

    Basic and diluted net loss per share                                      $      (0.12)        $      (0.22)
                                                                              ============         ============
   Antidilutive securities including options, warrants and convertible
       preferred stock not included in loss per share calculation               31,359,385            5,143,525

5.     GOODWILL AMORTIZATION AND INTANGIBLE ASSETS

       In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill amortization was discontinued as of March 31, 2002, thereby eliminating annual goodwill amortization of approximately $100 based on anticipated amortization for fiscal year 2003 that would have been incurred under the prior accounting standard. The carrying value of goodwill at June 30, 2002 was $200 and has been found not to be impaired. Salon reassessed the expected useful lives of existing intangible assets and found that no change to the useful lives of the assets was required.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

       The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the three-month period ended June 30, 2001:

                                                         Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2002             2001
                                                     ---------        ---------
Reported net loss                                    $   1,663        $   2,920
Goodwill amortization                                     --                 28
                                                     ---------        ---------
Adjusted net loss                                    $   1,663        $   2,892
                                                     =========        =========

Basic and diluted net loss per share                 $    0.12        $    0.22
Goodwill amortization                                     --               --
                                                     ---------        ---------
Adjusted basic and diluted net loss per share        $    0.12        $    0.22
                                                     =========        =========

       The following table sets forth information concerning Salon's intangible assets as of June 30, 2002:

                                                            Gross                             Net
                                                           Carrying      Accumulated       Carrying
                                                            Amount       Amortization       Amount
                                                           --------        --------        --------
Trade name                                                 $  1,200        $    780        $    420
Proprietary technology                                          355             231             124
Audio technology                                                158              75              83
                                                           --------        --------        --------
Total intangible assets subject to amortization            $  1,713        $  1,086        $    627
                                                           ========        ========        ========

Goodwill                                                   $  3,555        $  3,355        $    200
                                                           --------        --------        --------
Total intangible assets not subject to amortization        $  3,555        $  3,355        $    200
                                                           ========        ========        ========

       The weighted average amortization period remaining for all intangible assets subject to amortization is 1.75 years.

6.     RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. Salon implemented this standard effective April 1, 2002. The effect of such

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

implementation was to reduce goodwill amortization expense by $100 annually. No material changes to the carrying value of goodwill or intangible assets resulted by the adoption of SFAS No. 142.

       In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Division of a Business." Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this standard did not have an effect on Salon's financial statements.

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Salon does not expect an impact on its financial position and results of operating from the adoption of SFAS No. 146.

7.     SUBSEQUENT EVENTS

       On July 24, 2002, Salon entered into a Note and Warrant Purchase Agreement with various investors for estimated net proceeds of $685. Under the agreement, Salon issued Convertible Promissory Notes (Notes) for a gross amount of $714 and issued warrants to purchase approximately 357,000 shares of common stock at $0.21 per share. The notes accrue interest on the unpaid principal at 6.0% per year, with such interest and principal due the earlier of (i) the date of the next meeting of Salon's stockholders at which a proposal seeking the approval of the sale of the Notes and the sale of shares of Salon's Series B Preferred Stock is voted upon and is not approved by Salon's stockholders, or
(ii) September 30, 2003.

       The Notes can be converted into financing securities or Salon's common stock, as the case may be, the earlier of (i) the sale of the Notes and Warrants and the sale of shares of Salon's Series B Preferred Stock have been duly approved by Salon's stockholders in accordance with applicable Nasdaq Marketplace Rules, or (ii) such time as Salon's equity securities are no longer subject to Nasdaq Marketplace Rules. Salon is currently the subject of a Nasdaq listing qualifications proceeding and the hearing panel has provided Salon until August 13, 2002 to meet the bid price-listing standard. After

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

August 13, 2002, Salon might be delisted and no longer subject to Nasdaq rules. The Notes automatically convert upon the closing of the Salon's first sale of its preferred or common stock with aggregate gross proceeds to Salon of at least $2,000 (including the conversion of the outstanding principal of the Notes and other converted indebtedness of Salon). In the event that Salon issues new financing securities by September 30, 2003, the number of shares of the financing securities to be issued upon conversion of the Notes shall equal the aggregate amount of the Notes divided by the price per share of the financing securities issued and sold. If no new financing occurs by September 30, 2003, the Notes convert to shares of common stock based on the average closing price of Salon's common stock over the sixty trading days ending on September 30, 2003 as reported on such market(s) and/or exchanges where the common stock has traded.

       In the event of bankruptcy or insolvency proceedings, the Notes become immediately due and payable. Salon granted the purchasers of the Notes a security interest in substantially all of Salon's assets. The indebtedness of the Notes is subordinated to certain future bank indebtedness, if incurred.

       In July 2002 Salon reduced its restricted cash, included as a component of other assets, by $140 from a renegotiated lease deposit.

--------------------------------------------------------------------------------
PART I:       FINANCIAL INFORMATION
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

       This section and other parts of this Form 10-Q contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties, including, but not limited to, statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources. Although Salon Media Group, Inc. (Salon) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance those plans, and intentions or expectations will be achieved. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon's public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

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

OVERVIEW

       Salon is an Internet media company providing online news and information for the sophisticated reader. An online pioneer, Salon offers award-winning journalism from breaking news and in-depth analysis to provocative commentary on politics, technology, culture and entertainment. Salon also offers an audio streaming website, and hosts two online communities -Table Talk and The Well. Salon believes that its network of websites combines the thoughtfulness of print, the timeliness of television and the interactivity of talk radio.

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

       This section and other parts of this Form 10-Q should be considered in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Matters of interest therein include, but are not limited to, Salon's disclosure of critical accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

NET REVENUES:

       Net revenues were constant at $1.0 million for both three-month periods ended June 30, 2002 and June 30, 2001. Advertising revenues declined to $0.5 million for the three months ended June 30, 2002 from $0.6 million the prior year while subscription revenue increased from $0.2 million to $0.4 million in the same period. During the three months ended June 30, 2001, Salon had $0.2 million of software sales and none for the three months ended June 30, 2002 as Salon no longer actively markets its software to manage content on websites. The decrease in advertising revenue was attributable to a continuing contraction in spending for most forms of advertising by companies in the United States. In addition, most Internet advertisers are choosing to place advertisements in the largest websites, websites that attract a larger unique visitor base than Salon, or websites that also feature cross-platform advertising mediums, such as newspapers. The subscription revenue increase was attributable to only recognizing revenue for approximately two months of Salon Premium subscribers for two months usage during the three-month period ended June 30, 2001, while the three month period ended June 30, 2002 includes revenue recognition to reflect the usage by members of one and two year subscriptions who signed up for the service since the inception of the program in late April, 2001. As of June 30, 2002, Salon has approximately 38,000 active Salon Premium subscribers, and has had approximately 47,700 individuals sign up for one month, one year and two year Salon Premium subscriptions. As of June 30, 2002, Salon has deferred $0.6 million of Salon Premium revenue to be recognized over the remaining subscription periods and has experienced a renewal rate of approximately 66 percent. Salon cannot predict what its renewal rate will be in the future. Salon estimates that it will recognize approximately $1.0 to $1.4 million of Salon Premium revenue for its fiscal year ending March 31, 2003 but cannot estimate advertising revenue during the period.

PRODUCTION AND CONTENT:

       Production and content expenses during the three months ended June 30, 2002 were $1.2 million versus $1.5 million for the three months ended June 30, 2001, a decline of $0.3 million or 23%. The decrease in production and content costs is primarily attributable to an approximate $0.2 million decrease in salaries and benefits from the elimination of eighteen staff positions between periods and $0.1 million from switching to a new Internet service provider. Salon does not anticipate material future reductions in production and content expenditures.

SALES AND MARKETING:

       Sales and marketing expenses during the three months ended June 30, 2002 were $0.8 million, the same as during the three months ended June 30, 2001. The amortization of prepaid advertising for the three months ended June 30, 2002 was $0.4 million compared to $0.2 million for the three months ended June 30, 2001 due to an increased utilization of this asset. The increase of $0.2 million was mitigated by an elimination of seven positions between periods that yielded savings of $0.1 million and other cost reduction measures of $0.1 million. Salon does not anticipate material future reductions in sales and marketing expenditures and expects future amortization of prepaid advertising to be approximately $200 per quarter.

RESEARCH AND DEVELOPMENT:

       Research and development expenses during the three months ended June 30, 2002 were $0.2 million, the same as during the three months ended June 30, 2001. Salon does not anticipate material future reductions in research and development expenditures.

GENERAL AND ADMINISTRATIVE:

       General and administrative expenses during the three months ended June 30, 2002 were $0.4 million versus $0.5 million for the three months ended June 30, 2001, a decline of $0.1 million or 12%. The decrease is primarily attributable to a general contraction of expenditures. Salon does not anticipate material future reductions in general and administrative expenditures.

AMORTIZATION OF INTANGIBLES:

       Amortization of intangible expenses during the three months ended June 30, 2002 were $0.1 million, the same as during the three months ended June 30, 2001.

WRITE-DOWN OF LONG-LIVED ASSETS:

       During the fiscal year ended March 31, 2001, Salon capitalized $0.7 million of expenditures to enhance Salon's proprietary software as Salon contemplated marketing the software. During the quarter ended June 30, 2001, Salon discontinued all development and dedicated internal marketing efforts to focus on its core content, production and maintenance. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $0.7 million.

       In May 2000, Salon acquired MP3Lit.com in a transaction that included contingently issueable common stock. As a consequence, Salon issued 317,000 shares of common stock valued at $0.1 million in May 2001 resulting in additional purchase consideration classified as goodwill. As determined during the fiscal year ended March 31, 2001, all the goodwill associated with the acquisition was impaired, and as a result the additional goodwill resulting from this additional stock award was written off during the three month period ended June 30, 2001. Additional contingent shares of 412,100 were issued in May 2002 and the additional goodwill resulting from this additional stock award was written off during the three month period ended June 30, 2002. An additional 158,500 contingent shares are to be issued in May 2003. Salon cannot predict at this time the financial impact of issuing these additional contingent shares.

NET LOSS:

       As a result of the above factors, Salon recorded a net loss of $1.7 million, or $0.12 per share for the three months ended June 30, 2001 compared to a net loss of $2.9 million, or $0.22 per share for the three months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES:

       As of June 30, 2002, Salon had approximately $0.4 million in available cash remaining from the issuance of preferred stock in August and September 2001 and March 2002. Salon also had $0.6 million of restricted cash held primarily as deposits for various lease arrangements.

       Net cash used in operations was $1.1 million for the three months ended June 30, 2002, compared to $1.6 million for the three months ended June 30, 2001. The principal use of cash during the three months ended June 30, 2002 was to fund the $1.7 million net loss for the period and a $0.1 million decrease in liabilities, offset partly by non-cash charges of $0.7 million. The principal use of cash during the three months ended June 30, 2001 was to fund the $2.9 million net loss for the period and a $0.3 million decrease in liabilities, offset partly by non-cash charges of $1.4 million.

       No cash was used in investing activities for the three months ended June 30, 2002, compared to an immaterial amount for the three months ended June 30, 2001. Salon does not expect any significant capital expenditures during the current fiscal year.

       Net cash from financing activities was immaterial for the three months ended June 30, 2002 and the three months ended June 30, 2001.

       As of June 30, 2002, Salon's available cash resources were sufficient to meet working capital needs for approximately one month. Subsequent to June 30, 2002, Salon received gross proceeds of $0.7 million from the issuance of convertible promissory notes and warrants, and reduced its restricted cash, a component of other assets, by $140 from a renegotiated lease deposit with a landlord. Salon believes with this cash that it will be able to fund working capital needs at least through September 2002 with the assistance of revenues generated during the period. Copies of the relevant documents relating to the issuance of the notes and warrants were filed as exhibits to Salon's Form 8-K filed with the Securities and Exchange Commission on July 29, 2002. For complete information, reference is made to the exhibits attached to the Form 8-K.

       Salon's auditors have included a paragraph in their report for the fiscal years ending March 31, 2002 and 2001 indicating that substantial doubt exists as to Salon's ability to continue as a going concern because it has recurring operating losses and negative cash flows, and an accumulated deficit. Salon has eliminated various positions, not filled positions opened by attrition, implemented a wage reduction of 15% effective April 1, 2001, and has cut discretionary spending to minimal amounts, but due to economic uncertainty, and limited visibility of advertising activity, it is unable to accurately predict if and when it will reach cash-flow break even.

       Salon needs to raise additional funds and is currently in the process of exploring financing options. If it is unable to complete the financial transactions it is pursuing or if it is unable to fund its liquidity needs, then it may not be able to continue as a going concern. Liquidity continues to be a constraint on business operations, including Salon's ability to react to competitive pressures or to take advantage of unanticipated opportunities. If Salon raises additional funds by selling equity securities, or instruments that convert into equity securities, the percentage ownership of Salon's current stockholders will be reduced and its stockholders will most likely experience additional dilution. Given Salon's recent low stock price, any dilution will likely be very substantial for existing stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. Salon implemented this standard effective April 1, 2002. The effect of such implementation was to reduce goodwill amortization expense by $0.1 million annually. No material changes to the carrying value of goodwill or intangible assets resulted by the adoption of SFAS No. 142.

       In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Division of a Business." Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this standard did not have an effect on Salon's financial statements.

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Salon does not expect an impact on its financial position and results of operating from the adoption of SFAS No. 146.

RISK FACTORS

FACTORS THAT MAY AFFECT SALON'S FUTURE RESULTS AND MARKET PRICE OF STOCK

SALON LACKS SIGNIFICANT REVENUES, HAS A HISTORY OF LOSSES, AND AS A RESULT, MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

       Salon has a history of significant losses and expects to incur operating losses in the near future. For the three months ended June 30, 2002, Salon had net losses attributable to common stockholders of $1.7 million and had an accumulated deficit of $78.3 million. If and when Salon does achieve profitability, Salon may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

       Salon's independent outside auditors provided a "going-concern" audit opinion on the consolidated financial statements for the years ended March 31, 2002 and 2001. The audit opinion reported substantial doubt about Salon's ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the "going-concern" opinion Salon's stock price and investment prospects may be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

SALON REQUIRES ADDITIONAL FUNDING THAT MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL

       During August and September 2001 and March 2002 Salon raised approximately $3.7 million in a private placement of Series A and B preferred stock. Salon raised an additional gross amount of $714,000 in July 2002 in connection with its sale of convertible promissory notes. Even though Salon has eliminated various positions, not filled positions opened by attrition, implemented a wage reduction of 15% effective April 1, 2001 and has cut discretionary spending to minimum amounts, due to a weak U.S. economy in general, and a weak advertising market in particular, it is unable to predict if and when it will reach cash-flow break even. Salon therefore needs to raise additional funds by approximately October 2002. If Salon raises additional funds by selling equity securities, or instruments that convert into equity securities, the percentage ownership of Salon's stockholders will be reduced and its stockholders will most likely experience additional dilution. Given Salon's recent low stock price, any dilution will likely be very substantial for existing shareholders. Salon cannot be sure that additional financing will be available on terms favorable to Salon, or at all. If adequate funds are not available on acceptable terms, if at all, Salon may be unable to continue as a going concern and its ability to react to competitive pressures and take advantage of unanticipated opportunities will be substantially limited. In addition, Salon's business could be significantly adversely affected.

       The "going-concern" opinion from Salon's auditors limits Salon's ability to access certain types of financing, and the circumstances which prompted this opinion, may limit or prevent Salon from obtaining suitable financing, if at all.

SALON'S STOCK LISTING HAS CHANGED AND MAY CHANGE AGAIN

       Shares of Salon's common stock were listed on the Nasdaq National Market until September 25, 2001, at which time they were moved to the Nasdaq SmallCap Market due to Salon's inability to meet the continued listing requirements of the Nasdaq National Market. Listing retention on the Nasdaq SmallCap Market requires continuing compliance with Nasdaq listing standards. One of the conditions of continued listing is that Salon's common stock achieve and maintain a closing bid price of at least $1.00 per share for at least ten consecutive trading days. After panel review, Nasdaq agreed to continue the date by which Salon must demonstrate that its stock has traded above $1.00 until August 13, 2002. Salon has not met the minimum bid requirements during that time period. Additionally, Salon believes it is not in compliance with the market value of public float requirement and Salon could also fail to meet other listing requirements. Salon has requested that Nasdaq grant an additional 180-day grace period for Salon to comply with the listing requirements. Salon cannot predict whether Nasdaq will grant Salon's request. If Nasdaq denies the request, Salon faces the risk of possible delisting proceedings due to Salon's inability to meet the minimum bid requirements and other listing requirements.

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

REVENUE GENERATED FROM SUBSCRIBERS TO SALON PREMIUM MAY NOT BE SUFFICIENT TO OFFSET POTENTIAL LOWER ADVERTISING REVENUE

       With the weakened demand for advertising, Salon has begun to depend more on cash generated from Salon Premium, a paid subscription service implemented in April 2001. Salon estimates that as of June 30, 2002, approximately thirty to thirty-five percent of its content is available to Salon Premium subscribers only. The implementation of Salon Premium may therefore adversely restrict and reduce the number of impressions available to sell to advertisers. Salon believes recent content restrictions and reduction in sellable impressions have reduced theoretical advertising capacity but have not created practical shortages, and Salon has the means to create useful space as demand increases.

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

       Successful subscription operations require attractive content, subscriber interest and confidence by subscribers and suppliers that the subscription offering warrants their long term support and investment. The absence of any of these factors could impair the results, revenue and cash flow from subscriptions.

       Salon began offering one and two year subscriptions to Salon Premium in April 2001. As of June 30, 2002 Salon has experienced a renewal rate of approximately sixty-six percent for one-year subscription to Salon Premium. Salon cannot predict if this rate will continue in the future. In addition, Salon will not know what renewal rate it can expect for individuals who have signed up for two-year subscriptions to Salon Premium until the quarter ending June 30, 2003.

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

     o   the possibility of cancellation or delay of projects by advertisers.

SALON HAS VARIOUS OFFICE LEASE AGREEMENTS AND ASSOCIATED LEASEHOLD IMPROVEMENTS, DEPOSITS AND RESTRICTED CASH THAT MAY BE ADVERSELY IMPACTED IF LEASE TERMS WERE SHORTENED FOR ANY REASON

       As of June 30, 2002 Salon had leasehold improvements recorded at cost at $1.0 million with a net book value of $0.7 million, as well as $0.8 million of office lease deposits and restricted cash. The leasehold improvements are being depreciated over the term of its respective lease. If Salon were to shorten the lease term of various lease agreements for any reason, or terminate lease agreements, these assets could be adversely affected.

SALON MUST DETERMINE WHETHER TO ESTABLISH OR MAINTAIN DISTRIBUTION RELATIONSHIPS TO ATTRACT MORE USERS AND SUBSCRIBERS TO ITS NETWORK

       In past periods Salon depended on distribution relationships with high-traffic websites to increase its user base. There has been intense competition for relationships with these websites, and Salon may not be able to enter into such relationships on favorable terms or at all. Even if Salon enters into distribution relationships with these websites, its websites may not attract significant numbers of users, and its websites may not attract additional users from these relationships. Moreover, Salon has paid, and may in the future be asked to pay, significant fees to establish these relationships. Salon also has commenced relationships designed to promote and sell subscriptions to Salon Premium. These relationships are new and Salon is unable to predict they will prove effective and economic.

SALON MUST CONTINUALLY DEVELOP COMPELLING CONTENT TO ATTRACT INTERNET USERS

       Salon's success depends upon its ability to attract and retain a large number of users by delivering original and compelling Internet content and services. If Salon is unable to develop content and services that allow it to attract, retain and expand a loyal user base possessing high-value demographic characteristics, Salon will be unable to generate advertising or subscription revenues, and its revenues and operating results will be severely harmed. The content and services Salon provides on its websites may not appeal to a sufficient number of Internet users to generate advertising or subscription revenues. Salon's ability to develop compelling content depends on several factors, including:

     o the quality and number of writers and artists who create content for Salon;

     o   the quality of Salon's editorial staff;

     o   the technical expertise of Salon's production staff; and

     o   working capital constraints of Salon.

       Consumer tastes and preferences change rapidly and Salon may not be able to anticipate, monitor, and successfully respond to these changes to attract and retain a sufficient number of users for Salon's network of websites. Internet users can freely navigate and instantly switch among a large number of websites, many of which offer content and services that compete with Salon. In addition, many websites offer very specific, highly targeted content that could have greater appeal than Salon's network to particular subsets of its target user base.

THE CONTROVERSIAL CONTENT OF SALON'S WEBSITES MAY LIMIT ITS REVENUES

       Many of our websites contain, and will continue to contain, content that is politically and culturally controversial. As a result of this content, current and potential advertisers and Salon Premium subscribers may refuse to do business with Salon. Salon's outspoken stance on political issues has and may continue to result in negative reactions from some users, commentators and other media outlets.

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

       Salon has developed a proprietary online publishing system. If this system does not work as intended, or if Salon is unable to continue to develop this system to keep up with the rapid evolution of technology for content delivery including advertising on the Internet, its network of websites may not operate properly which could harm its business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm its business. Moreover, complex software products like its online publishing system frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although Salon has tested and will continue to test its publishing system, errors or deficiencies may be found in the system that may impact its business adversely.

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

ADVERTISING PRODUCT OFFERINGS CONTINUE TO CHANGE AND THIS CREATES ADDITIONAL EFFORT AND UNCERTAINTY ABOUT THIS REVENUE STREAM

       Advertisers continue to be attracted by new products, promotional vehicles and offerings delivered via the Internet. This interest in new products requires that the company identify advertiser interests, develop and launch new advertising products or formats, create appropriate pricing schedules, train the sales force in the use and sale of new products, manage the obsolescence of earlier products, and restructure the Salon.com website to effectively deliver, track and report new products. New product design, development and launch involve creativity, expense, technology modifications and learning processes. While Salon has integrated this activity into its existing operations, the rate of change could create an environment where Salon is unable to effectively develop, deliver or track the delivery of products acceptable to the market.

       Advertisers are increasingly selecting shorter campaign lengths with less lead-time until launch. These campaigns have less flexibility in delivery requirements and limit the ability of Salon to precisely identify future revenues.

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

SALON'S SYSTEMS MAY FAIL DUE TO NATURAL DISASTERS, TELECOMMUNICATIONS FAILURES AND OTHER EVENTS, ANY OF WHICH WOULD LIMIT USER TRAFFIC

       Substantially all of Salon's communications hardware and computer hardware operations for its websites are in facilities in San Francisco, California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in its services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting its network of websites and could cause advertisers to terminate any agreements with us. In addition, Salon could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, its business could be harmed. Salon's insurance policies may not adequately compensate it for any losses that may occur due to any failures of or interruptions in our systems. Salon does not presently have a formal disaster recovery plan.

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

HACKERS MAY ATTEMPT TO PENETRATE SALON'S SECURITY SYSTEM; ONLINE SECURITY BREACHES COULD HARM ITS BUSINESS

       Consumer and supplier confidence in Salon's websites depends on maintaining relevant security features. Security breaches also could damage its reputation and expose us to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated sectors of its systems and Salon expects that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate its network security could misappropriate proprietary information or cause interruptions in its products and services, Salon may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, Salon may not have a timely remedy against a hacker who is able to penetrate its network security. Such security breaches could materially adversely affect Salon. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Salon's insurance policies may not be adequate to reimburse us for losses caused by security breaches. Salon also faces risks associated with security breaches affecting third parties with whom it has relationships.

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


--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

       Salon does not have an exposure to market risk for changes in interest rates.

--------------------------------------------------------------------------------
PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS.

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not Applicable

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5.  OTHER INFORMATION.

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS.


4.2.10*        Note and Warrant Purchase Agreement dated as of July 24, 2002

4.2.11*        Form of Convertible Promissory Note dated July 24, 2002

4.2.12*        Form of Common Stock Purchase Warrant dated July 24, 2002

99.6 Certification of Michael O'Donnell, Chief Executive Officer and President of the Registrant pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002

99.7 Certification of Robert O'Callahan, Chief Financial Officer of the Registrant pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on July 29, 2002

(B)      REPORTS ON FORM 8-K.

         None

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned, thereunto duly authorized.


                                                SALON MEDIA GROUP, INC.

Dated:   8/7/02                        /s/ Michael O'Donnell
                                     -------------------------------------------
                                     Michael O'Donnell, Chief Executive Officer
                                     and President


Dated:  8/7/02                         /s/ Robert O'Callahan
                                     -------------------------------------------
                                     Robert O'Callahan, Chief Financial Officer