Form 10-Q
period 2002-09-30
SALON MEDIA GROUP INC
filed 2002-11-13
CIK 1084332

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ________________

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of outstanding shares of the Registrant's Common Stock, par value
 $0.001 per share, on November 11, 2002 was 14,155,276 shares.
================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------

                                                                           Page
PART I    FINANCIAL INFORMATION                                           Number

ITEM 1:   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of September 30,
          2002 and March 31, 2002 (unaudited)............................    3

          Condensed Consolidated Statements of Operations for the
          three month and six months ended September 30, 2002 and 2001
          (unaudited) ...................................................    4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended September 30, 2002 and 2001 (unaudited) ......    5

          Notes to Condensed Consolidated Financial Statements
          (unaudited)....................................................    6

ITEM 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................   12

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk.....   32

ITEM 4.   Controls and Procedures........................................   32

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings..............................................   33

ITEM 2.   Changes in Securities and Use of Proceeds......................   33

ITEM 3.   Defaults upon Senior Securities................................   33

ITEM 4.   Submission of Matters to a Vote of Security Holders............   33

ITEM 5.   Other Information..............................................   33

ITEM 6:   Exhibits and Reports on Form 8-K...............................   34

          Signatures.....................................................   34

          Certifications.................................................   35

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                           September 30,    March 31,
                                                               2002           2002
                                                            ----------     ----------
ASSETS
  Current assets:
     Cash and cash equivalents                              $      266     $    1,542
     Accounts receivable, net                                      361            326
     Prepaid expenses and other current assets                     253            212
                                                            ----------     ----------
     Total current assets                                          880          2,080

  Property and equipment, net                                    1,008          1,299
  Prepaid advertising rights                                     5,759          6,266
  Intangible assets                                                734            919
  Other assets                                                     608            778
                                                            ----------     ----------
     Total assets                                           $    8,989     $   11,342
                                                            ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Convertible promissory notes payable                   $      714     $     --
     Accounts payable and accrued liabilities                    1,615          1,773
     Deferred revenue                                              693            563
                                                            ----------     ----------
     Total current liabilities                                   3,022          2,336

  Long-term liabilities:
      Warrants payable                                             234           --
      Other long-term liabilities                                  203            229
                                                            ----------     ----------
     Total liabilities                                           3,459          2,565
                                                            ----------     ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized, 934 issued and
    outstanding at September 30, 2002 and
    March 31, 2002 (liquidation value of $7,472
    at September 30, 2002)                                        --             --
  Common stock, $0.001 par value, 50,000,000
    shares authorized, 14,155,276 shares issued
    and outstanding at September 30, 2002 and
    March 31, 2002                                                  14             14
  Additional paid-in-capital                                    85,283         85,416
  Unearned compensation                                            (27)           (57)
  Accumulated deficit                                          (79,740)       (76,596)
                                                            ----------     ----------
     Total stockholders' equity                                  5,530          8,777
                                                            ----------     ----------
     Total liabilities and stockholders' equity             $    8,989     $   11,342
                                                            ==========     ==========


     The accompanying notes are an integral part of these condensed consolidated financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                           Three Months Ended           Six Months Ended
                                                              September 30,               September 30,
                                                         ---------------------       ---------------------
                                                           2002         2001           2002         2001
                                                         --------     --------       --------     --------
Net revenues                                             $  1,023     $    567       $  1,995     $  1,540
                                                         --------     --------       --------     --------
Operating expenses:
     Production and content                                 1,221        1,264          2,394        2,791
     Sales and marketing                                      559          721          1,311        1,521
     Research and development                                 161          158            323          376
     General and administrative                               395          720            802        1,184
     Amortization of intangibles                               93          121            227          234
     Write-down of long-lived assets                         --           --             --            782
                                                         --------     --------       --------     --------
          Total operating expenses                          2,429        2,984          5,057        6,888
                                                         --------     --------       --------     --------

Loss from operations                                       (1,406)      (2,417)        (3,062)      (5,348)
Other income, net                                             (25)          (1)           (32)          10
                                                         --------     --------       --------     --------
          Net loss                                         (1,431)      (2,418)        (3,094)      (5,338)

Preferred deemed dividend                                     (50)      (3,189)           (50)      (3,189)
Cumulative cash dividend on preferred stock                  --            (32)          --            (32)
                                                         --------     --------       --------     --------
Net loss attributable to common stockholders             $ (1,481)    $ (5,639)      $ (3,144)    $ (8,559)
                                                         ========     ========       ========     ========

Basic and diluted net loss per share attributable
          to common stockholders                         $  (0.11)    $  (0.42)      $  (0.23)    $  (0.63)
eighted average shares used in computing
         basic and diluted net loss per share
         attributable to common stockholders               13,997       13,585         13,880       13,510


     The accompanying notes are an integral part of these condensed consolidated financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                            September 30,
                                                                                     -------------------------
                                                                                        2002           2001
                                                                                     ----------     ----------
Cash flows from operating activities:
  Net loss                                                                           $   (3,094)    $   (5,338)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Write-down of long-lived assets                                                       --              782
     Loss from retirement of assets, net                                                   --               22
     Stock-based compensation and warrant amortization                                       39             93
     Depreciation and amortization                                                          518            615
     Allowance for doubtful accounts                                                          9            284
     Amortization of prepaid advertising rights                                             507            404
     Changes in assets and liabilities:
         Accounts receivable                                                                (44)           158
         Prepaid expenses, other current assets and other assets                            147             17
         Accounts payable and other liabilities                                             (82)          (553)
         Deferred revenue                                                                   130            253
                                                                                     ----------     ----------
             Net cash used in operating activities                                       (1,870)        (3,263)
                                                                                     ----------     ----------
Cash flows from investing activities:
  Purchase of property and equipment                                                       --               (6)
                                                                                     ----------     ----------
             Net cash used in investing activities                                         --               (6)
                                                                                     ----------     ----------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net                                           --            3,207
  Proceeds from issuance of common stock, net                                              --                7
  Proceeds from notes payable, net                                                          696           --
  Principal payments under capital leases                                                  (102)           (72)
                                                                                     ----------     ----------
             Net cash provided by financing activities                                      594          3,142
                                                                                     ----------     ----------

Net decrease in cash and cash equivalents                                                (1,276)          (127)
Cash and cash equivalents at beginning of period                                          1,542          3,047
                                                                                     ----------     ----------
Cash and cash equivalents at end of period                                           $      266     $    2,920
                                                                                     ==========     ==========

Supplemental schedule of non-cash investing and financing activities:
   Issuance of stock and warrants in connection with acquisition                     $       42     $      108
   Issuance of warrants in connection with issuance of convertible
       notes payable                                                                          6           --
   Preferred deemed dividend in connection with preferred stock financing                    50          3,189
   Cash dividend on preferred stock                                                        --               32


     The accompanying notes are an integral part of these condensed consolidated financial statements

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

1. THE COMPANY

     Salon Media Group, Inc ("Salon") is an Internet media company that produces a network of ten primary subject-specific websites, including an audio streaming website and two online communities. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

2. BASIS OF PRESENTATION

     The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the period presented. The condensed consolidated balance sheet data as of March 31, 2002 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and six month periods ended September 30, 2002 are not necessarily indicative of the expected results for any other interim period or the fiscal year ending March 31, 2003.

     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flow from operations since inception and has an accumulated deficit at September 30, 2002 of $79,740. These factors raise substantial doubt about Salon's ability to continue as a going concern.

     Salon has reduced expenses, and may reduce them further, to match anticipated revenues to reach cash-flow breakeven. However, until cash-flow breakeven is reached, Salon will continue to use its current cash on hand of $266, as well as $200 from a promissory note issued subsequent to September 30, 2002.

     Salon does not now generate sufficient cash flows from operations and requires additional sources of capital. There can be no assurance that Salon will be able to obtain such additional capital on terms, which are favorable, or at all.

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

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

3. CONCENTRATIONS

     No customer accounted for more than 10% of total revenue for the three-month or six-month periods ended September 30, 2002. No customer accounted for more than 10% of total revenue for the three-month period ended September 30, 2001 and one customer, who acquired Salon's website publishing software, accounted for 11% of total revenue for the six-month period ended September 30, 2001. Three customers accounted for 23%, 11% and 10% of the total accounts receivable balance as of September 30, 2002. Five customers accounted for 17%, 15%, 14%, 10% and 10% of the total accounts receivable balance at September 30, 2001.

4. NET LOSS PER SHARE

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period, as follows:

                                                                  Three Months Ended                  Six Months Ended
                                                                     September 30,                      September 30,
                                                            -----------------------------      -----------------------------
                                                                2002             2001              2002             2001
                                                            ------------     ------------      ------------     ------------
Numerator:
   Net loss attributable to common stockholders             $     (1,481)    $     (5,639)     $     (3,144)    $     (8,559)
                                                            ============     ============      ============     ============
Denominator:
   Weighted average shares outstanding                        14,155,000       14,155,000        14,155,000       14,152,000
   Weighted average shares held in escrow                       (158,000)        (570,000)         (275,000)        (642,000)
                                                            ------------     ------------      ------------     ------------
   Weighted average shares used in computing
       basic and diluted net loss per share
       attributable to common stockholders                    13,997,000       13,585,000        13,880,000       13,510,000
                                                            ============     ============      ============     ============
   Basic and diluted net loss per share attributable
       to common stockholders                               $      (0.11)    $      (0.42)     $      (0.23)    $      (0.63)
                                                            ============     ============      ============     ============
   Antidilutive securities including options,
       warrants and convertible preferred stock not
       included in loss per shares calculation                31,635,330       24,243,388        31,635,330       24,243,388

5. GOODWILL AMORTIZATION AND INTANGIBLE ASSETS

     In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill amortization was discontinued as of March 31, 2002, thereby eliminating annual goodwill amortization of approximately $100 based on anticipated amortization for fiscal year 2003 that would have been incurred under the prior accounting standard. The carrying value of goodwill at September 30, 2002 was $200 and

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

has been found not to be impaired. Salon reassessed the expected useful lives of existing intangible assets and found that no change to the useful lives of the assets was required.

            The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the three-month and six-month periods ended September 30, 2001:

                                                                              Three Months Ended           Six Months Ended
                                                                                 September 30,               September 30,
                                                                            -----------------------     -----------------------
                                                                               2002          2001          2002          2001
                                                                            ---------     ---------     ---------     ---------
Reported net loss attributable to common stockholders                       $   1,481     $   5,639     $   3,144     $   8,559
Goodwill amortization                                                            --              35          --              63
                                                                            ---------     ---------     ---------     ---------
Adjusted net loss attributable to common stockholders                       $   1,481     $   5,604     $   3,144     $   8,496
                                                                            =========     =========     =========     =========

Basic and diluted net loss per share attributable to common stockholders    $    0.11     $    0.42     $    0.23     $    0.63
Goodwill amortization                                                            --           (0.01)         --            --
                                                                            ---------     ---------     ---------     ---------
Adjusted basic and diluted net loss per share attributable to
   common stockholders                                                      $    0.11     $    0.41     $    0.23     $    0.63
                                                                            =========     =========     =========     =========

     The following table sets forth information concerning Salon's intangible assets as of September 30, 2002:

                                           Gross                         Net
                                          Carrying     Accumulated    Carrying
                                           Amount     Amortization     Amount
                                         ----------    ----------    ----------
Trade name                               $    1,200    $      840    $      360
Proprietary technology                          355           248           107
Audio technology                                158            91            67
                                         ----------    ----------    ----------
Total intangible assets subject to
  amortization                           $    1,713    $    1,179    $      534
                                         ==========    ==========    ==========

Goodwill                                 $    3,555    $    3,355    $      200
                                         ----------    ----------    ----------
Total intangible assets not subject
  to amortization                        $    3,555    $    3,355    $      200
                                         ==========    ==========    ==========

The weighted average amortization period remaining for all intangible assets subject to amortization is 1.50 years.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

6. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. Salon implemented this standard effective April 1, 2002. The effect of such implementation was to reduce goodwill amortization expense by $100 annually. No material changes to the carrying value of goodwill or intangible assets resulted by the adoption of SFAS No. 142.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Salon does not expect a material impact on its financial position and results of operating from the adoption of SFAS No. 146.

7. CONVERTIBLE PROMISSORY NOTES

     On July 24, 2002, Salon entered into a Note and Warrant Purchase Agreement with various investors, including three Directors of Salon, for net proceeds of approximately $696. Under the agreement, Salon issued Convertible Promissory Notes (Notes) for a gross amount of $714 and issued warrants to purchase approximately 357,021 shares of common stock at $0.21 per share. The Notes accrue interest on the unpaid principal at 6.0% per year, with such interest and principal due the earlier of (i) the date of the next meeting of Salon's stockholders at which a proposal seeking the approval of the

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)


sale of the Notes and the sale of shares of Salon's Series B Preferred Stock is voted upon and is not approved by Salon's stockholders, or (ii) September 30, 2003.

     The Notes can be converted into financing securities or Salon's common stock, as the case may be, the earlier of (i) the sale of the Notes and Warrants and the sale of shares of Salon's Series B Preferred Stock have been duly approved by Salon's stockholders in accordance with applicable Nasdaq Marketplace Rules, or (ii) such time as Salon's equity securities are no longer subject to Nasdaq Marketplace Rules. Salon is currently the subject of a Nasdaq listing qualifications proceeding and the hearing panel has provided Salon until February 10, 2003 to meet the bid price-listing standard of $1 per share and until November 11, 2002 to demonstrate a market value of public float of at least $1,000. Therefore, after November 11, 2002 or February 10, 2003, Salon might be delisted and no longer subject to Nasdaq Marketplace Rules. As of the date of this filing, Salon has not been notified by NASDAQ of changes to its listing.

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

     The warrants issued in conjunction with the convertible promissory notes were valued at $6 using the Black-Scholes option-pricing model, applying an expected life of three years, a weighted average risk-free rate of 2.75%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of $0.04. However, since the convertible promissory notes do not stipulate a maximum number of shares issuable upon conversion, Salon may potentially have insufficient shares authorized to satisfy all obligations under convertible instruments, warrant agreements and options. Accordingly, as of July 24, 2002 all outstanding warrants were classified as long-term liabilities at their fair value of $175 on that day, along with $6 from the valuation of the new warrants issued. Subsequently, the warrants' fair value has been remeasured as of September 30, 2002, which resulted in a charge of $53. Of this charge, $50 related to warrants issued in conjunction with prior issuances of preferred stock, and was recorded as a preferred deemed dividend in Salon's results of operations for the three and six month periods ended September 30, 2002.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

8. SUBSEQUENT EVENTS

     On October 3, 2002, Salon sold and issued an unsecured promissory note to a related party and raised gross proceeds of $200. The note accrues interest on the unpaid principal at 6.0% per year, with such interest and principal due the earlier of (i) the date of the next meeting of Salon's stockholders at which a proposal seeking the approval of the sale of the convertible promissory notes and the sale of shares of Salon's Series B Preferred Stock is voted upon and is not approved by Salon's stockholders, or (ii) September 30, 2003. The terms of the note stipulate that Salon shall undertakes reasonable efforts to amend the terms of the note to be consistent with the rights and privileges to the convertible promissory notes issued on July 24, 2002.

     In October 2002, Salon entered into an Accounts Receivable Purchase Agreement with a bank. Under the terms of the agreement, the bank can purchase acceptable receivables from Salon for which Salon can receive 60% or 80% of the face value of the receivables, depending on the nature of the receivable. The aggregate purchased receivables outstanding under the agreement cannot exceed $1.0 million, however the amount is capped at $0.3 million until such time as Salon has $2.5 million of unrestricted cash. Salon has not received any funds under this agreement as of this filing and estimates that it may be able to receive approximately $70 during the month of November 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section and other parts of this Form 10-Q contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties, including, but not limited to, statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources. Although Salon Media Group, Inc. (Salon) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those plans, and intentions or expectations will be achieved. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon's public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001

NET REVENUES:

     Net revenues increased 80% to $1.0 million for the three months ended September 30, 2002 from $0.6 million for the three months ended September 30, 2001 and increased 30% to $2.0 million for the six months ended September 30, 2002 from $1.5 million for the six months ended September 30, 2001. Advertising and subscription revenues both increased to $0.5 million for the three months ended September 30, 2002 from $0.3 million each for the three months ended September 30, 2001. Advertising revenues increased to $1.0 million, subscription revenues increased to $0.9 million and miscellaneous other revenues stayed constant at $0.1 million for the six months ended September 30, 2002 compared to advertising revenues of $0.8 million, subscription revenues of $0.4 million and miscellaneous other revenues of $0.1 million for the six months ended September 30, 2001. The six months ended September 30, 2001 included $0.2 million of website management software sales with no comparable amounts this year as Salon has suspended all efforts to market its website management software.

     Advertising revenues for the three and six months ended September 30, 2001 were negatively impacted by advertisers concerns with Salon's financial viability and the September 11, 2001 terrorist acts. Even though Salon's financial viability continues to be an issue with prospective advertisers, it was not as significant for the three and six-month periods ended September 30, 2002. Salon anticipates advertising revenues for the three-month period ending December 31, 2002 to be between $0.4 million to $0.7 million.

     Continued sign-ups for Salon Premium by new subscribers, as well as renewals by prior subscribers, accounted for the increase in subscription revenue for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. During the three months ended September 30, 2002 Salon received approximately 12,100 new and renewed subscriptions for Salon Premium compared to 6,200 new subscriptions only during the three months ended September 30, 2001. The increase in subscription revenue for the six month period ended September 30, 2002 compared to the six month period ended September 30, 2001 is attributable to an increase in new subscribers, renewals of prior subscribers and the fact that Salon Premium was operating for six months this year, whereas Salon Premium was only operational for approximately five months last year. As of September 30, 2002, Salon has approximately 41,200 active Salon Premium subscribers and is experiencing an approximate 68% renewal rate for one-year subscriptions. Salon cannot predict what its renewal rate will be in the future. As of September 30, 2002, Salon has deferred $0.5 million of Salon Premium revenue. During September 2002, Salon discontinued its two-year subscription plan and implemented a new $18.50 per year plan, which gives a subscriber access to all of Salon's content, with advertising. All other subscription plans enable a subscriber to view Salon's content without advertising. Salon cannot predict what affect, if any, the switch in plans will have on Salon's results of operations. Salon estimates that subscription revenues recognized from all sources for the three-month period ending December 31, 2002 will be between $0.4 million to $0.5 million.


PRODUCTION AND CONTENT:

     Production and content expenses during the three months ended September 30, 2002 were $1.2 million versus $1.3 million during the three months ended September 30, 2001, a decline of $0.1 million or 3%. The modest reduction in product and content expenses is the net result of $0.1 million of increased freelance expenditures brought about to add additional feature stories to Salon's websites, offset by a general reduction of all other costs as Salon has continued its cost reduction program initiated last year.

     Production and content expenses during the six months ended September 30, 2002 were $2.4 million versus $2.8 million during the six months ended September 30, 2001, a decline of $0.4 million or 14%. The decrease in production and content costs is primarily attributable to an approximate $0.3 million decrease in salaries and benefits from the elimination of fifteen staff positions between periods, $0.1 million from switching to a new Internet site service provider, and $0.1 decrease in depreciation as assets become more fully depreciated and other general cost reductions. Salon does not anticipate material future reductions in production and content expenditures.


SALES AND MARKETING:

     Sales and marketing expenses during the three months ended September 30, 2002 were $0.6 million versus $0.7 million for the three months ended September 30, 2001, a decline of $0.1 million. The decrease in sales and marketing expenses was primarily attributable to lower amortization of prepaid advertising due to a decrease in the utilization of this asset to offset the increase during the three months ended June 30, 2002.

     Sales and marketing expenses during the six months ended September 30, 2002 were $1.3 million versus $1.5 million for the six months ended September 30, 2001, a decline of $0.2 million. The decline in sales and marketing expenses was attributable to a $0.1 million decrease in salary related costs from the elimination of eight positions between periods, $0.2 million from a reduction in expenditures and adjustments to previously accrued amounts, offset by a $0.1 million increase in the amortization of prepaid advertising. The increase in the amortization of prepaid advertising resulted from utilizing additional number of credits in April 2002 to run a new television advertisement in the Rainbow Media Holdings, Inc. network. Salon does not anticipate material future reductions in sales and marketing expenditures and expects future amortization of prepaid advertising to be approximately $100 to $200 per quarter the remainder of the fiscal year.

RESEARCH AND DEVELOPMENT:

     Research and development expenses during the three months ended September 30, 2002 were $0.2 million, the same as during the three months ended September 30, 2001. Research and development expenses during the six months ended September 30, 2002 were $0.3 million versus $0.4 million during the six months ended September 30, 2001. The slight decrease was attributable to modest decreases in all expenditures. Salon does not anticipate material future reductions in research and development expenditures.

GENERAL AND ADMINISTRATIVE:

     General and administrative expenses during the three months ended September 30, 2002 were $0.4 million versus $0.7 million for the three months ended September 30, 2001, a decline of $0.3 million or 45%. The decline between periods primarily reflects a $0.2 million write-off of a long-term note receivable from a customer last year that was deemed un-collectable; with no comparable amount this year, and $0.1 million from a general reduction in expenditures. Salon does not anticipate material future reductions in general and administrative expenditures.

AMORTIZATION OF INTANGIBLES:

     Amortization of intangible expenses during the three months ended September 30, 2002 were $0.1 million, the same as during the three months ended September 30, 2001. Amortization of intangible expenses during the six months ended September 30, 2002 were $0.2 million, the same as during the six months ended September 30, 2001. Salon does not anticipate any significant changes to the amortization of its intangibles the remainder of the fiscal year.

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

PREFERRED DEEMED DIVIDEND:

     On July 24, 2002, Salon entered into a Note and Warrant Purchase Agreement, received gross amounts of $0.7 million and issued warrants to purchase approximately 357,021 shares of common stock. The convertible redeemable feature of the Note and Warrant Purchase Agreement did not stipulate a maximum number of shares issuable upon conversion, which could result in Salon having insufficient shares authorized to satisfy all obligation under convertible instruments, warrant agreements and options. Accordingly, as of July 24, 2002 all outstanding warrants were reclassified to long-term liabilities at their fair value of $175 on that day, along with $6 from the valuation of the new warrants issued. Subsequently, the warrants' fair value has been remeasured as of September 30, 2002, which resulted in a charge of $53. Of this charge, $50 related to warrants issued in conjunction with prior issuances of preferred stock, and was recorded as a preferred deemed dividend in Salon's results of operations for the three and six month periods ended September 30, 2002.

     The preferred deemed dividend of $3.2 million for the six months ended September 30, 2001 represents a non-cash charge resulting from the difference between the offering price of Salon's Series A redeemable convertible preferred stock sold in August and September 2001 and the fair value of Salon's common stock into which the preferred stock is convertible on the dates of the transactions, as well as the effect of an immediate redemption right of the preferred stock issued, after allocating the proceeds between preferred stock and warrants.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:

     As a result of the above factors, Salon recorded a net loss of $1.5 million, or $0.11 per share for the three months ended September 30, 2002 compared to a net loss of $5.6 million, or $0.42 per share for the three months ended September 30, 2001. In addition, Salon recorded a net loss of $3.1 million, or $0.23 per share for the six months ended September 30, 2002 compared to a net loss of $8.6 million, or $0.63 per share for the six months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES:

     As of September 30, 2002, Salon had approximately $0.3 million in available cash remaining from the issuance of convertible redeemable notes issued in July 2002. Salon also had $0.5 million of restricted cash held primarily as deposits for various lease arrangements.

     Net cash used in operations was $1.9 million for the six months ended September 30, 2002, compared to $3.3 million for the six months ended September 30, 2001. The principal use of cash during the six months ended September 30, 2002 was to fund the $3.1 million net loss for the period and a $0.1 million decrease in liabilities, offset partly by non-cash charges of $1.1 million. The principal use of cash during the six months ended September 30, 2001 was to fund the $5.3 million net loss for the period and a $0.6 million decrease in liabilities, offset partly by non-cash charges of $2.2 million.

     No cash was used in investing activities for the six months ended September 30, 2002, compared to an immaterial amount for the six months ended September 30, 2001. Salon does not expect any significant capital expenditures during the current fiscal year.

     Net cash provided from financing activities was $0.6 million for the six months ended September 30, 2002, compared to $3.1 million for the six months ended September 30, 2001. The principal source of funds for the six months ended September 30, 2002 was $0.7 million from the issuance of convertible redeemable notes, offset by $0.1 million of lease payments. The principal source of funds for the six months ended September 30, 2001 was $3.2 million from the issuance of Series A convertible preferred stock, offset by $0.1 million of lease payments.

     As of September 30, 2002, Salon's available cash resources were sufficient to meet working capital needs for approximately one month. Subsequent to September 30, 2002, Salon received gross proceeds of $0.2 million from the issuance of an unsecured promissory note to a member of Salon's Board of Directors. Salon believes with this cash, together with collections of accounts receivable, that it will be able to fund working capital needs through November 2002. Copies of the relevant documents relating to the issuance of the unsecured promissory note were filed with the Securities and Exchange Commission on October 15, 2002. For complete information, reference is made to the exhibits attached to the Form 8-K filed on that date.

     In October 2002, Salon entered into an Accounts Receivable Purchase Agreement with a bank. Under the terms of the agreement, the bank can purchase acceptable receivables from Salon for which Salon can receive 60% or 80% of the face value of the receivables, depending on the nature of the receivable. The aggregate purchase receivables outstanding under the agreement cannot exceed $1.0 million, however the amount is capped at $0.3 million until such time that Salon has $2.5 million of unrestricted cash. Salon has not received any funds under this agreement as of this filing and estimates that it may be able to receive approximately $70,000 during the month of November 2002.

     Salon's independent accountants have included a paragraph in their report for the fiscal years ending March 31, 2002 and 2001 indicating that substantial doubt exists as to Salon's ability to continue as a going concern because it has recurring operating losses and negative cash flows, and an accumulated deficit. Salon has eliminated various positions, not filled positions opened by attrition, implemented a wage reduction of 15% effective April 1, 2001, and has cut discretionary spending to minimal amounts, and predicts it may reach cash-flow break even for its quarter ending September 30, 2003.

     Salon needs to raise additional funds and is currently in the process of exploring financing options. If it is unable to complete the financial transactions it is pursuing or if it is unable to otherwise fund its liquidity needs, then it may not be able to continue as a going concern. Liquidity continues to be a constraint on business operations, including Salon's ability to react to competitive pressures or to take advantage of unanticipated opportunities. If Salon raises additional funds by selling equity securities, or instruments that convert into equity securities, the percentage ownership of Salon's current stockholders will be reduced and its stockholders will most likely experience additional dilution. Given Salon's recent low stock price, any dilution will likely be very substantial for existing stockholders.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Salon does not expect a material impact on its financial position and results of operating from the adoption of SFAS No. 146.

RISK FACTORS

FACTORS THAT MAY AFFECT SALON'S FUTURE RESULTS AND MARKET PRICE OF STOCK

SALON WILL VERY LIKELY CEASE OPERATIONS IF IT IS UNABLE TO RAISE ADDITIONAL WORKING CAPITAL ON OR BEFORE DECEMBER 1, 2002

     During August and September 2001 and March 2002 Salon raised approximately $3.7 million in a private placement of Series A and B preferred stock. Salon raised an additional gross amount of $0.7 million in July 2002 in connection with its sale of convertible promissory notes and an additional $0.2 million with a sale of a promissory note in October 2002. Also in October 2002, Salon entered into an Accounts Receivable Purchase agreement with a bank, which Salon anticipates not being a significant source of funds the next few months.

     Salon needs to raise additional funds within November 2002 to remain in operation. If Salon raises additional funds by selling equity securities, or instruments that convert into equity securities, the percentage ownership of Salon's existing stockholders will be reduced and its stockholders will likely experience substantial dilution. Salon cannot be sure that additional financing will be available on terms favorable to Salon, or at all.

     The "going-concern" opinion from Salon's independent accountants limits Salon's ability to access certain types of financing, and the circumstances which prompted this opinion may limit or prevent Salon from obtaining suitable financing, if at all.

SALON'S STOCK LISTING HAS CHANGED AND WILL LIKELY CHANGE AGAIN

     Shares of Salon's common stock were listed on the NASDAQ SmallCap Market on September 25, 2001, because of Salon's inability to meet the continued listing requirements of the NASDAQ National Market. Listing retention on the NASDAQ SmallCap Market requires continuing compliance with NASDAQ listing standards. Salon has not been in compliance with the bid price and market value of publicly held shares requirements and received an August 2002 notice from NASDAQ that its common stock will continue to be listed on the SmallCap Market via an exception from both the bid price and market value of publicly held shares requirements. To maintain this listing on or before November 11, 2002, Salon must satisfy the market value of publicly held shares requirement and immediately thereafter evidence compliance for a minimum of ten consecutive trading days. In addition, on or before February 10, 2003, Salon must demonstrate a closing bid price of $1.00 per share and immediately thereafter evidence compliance for a minimum of ten consecutive trading days. It is highly probable that on or about November 11, 2002, our common stock will cease trading on the NASDAQ SmallCap market and commence trading on the OTC (Over The Counter) Bulletin Board marketplace. As of the date of this filing, Salon has not been notified by NASDAQ of changes to its listing.

     Salon's stock is penny stock and is subject to rules that impose additional sales practices on broker-dealers who sell its securities. For example, broker dealers must make a special suitability determination for the purchaser, receive the purchaser's written consent to the transaction prior to sale, and make special disclosures regarding sales commissions, current stock price quotations, recent price information and information on the limited market in penny stock. Because of these additional obligations, some brokers may not effect transactions in penny stocks, which could adversely affect the liquidity of Salon's common stock.

     Listing on the NASDAQ SmallCap Market would enable Salon to return to the NASDAQ National Market if and when it achieved compliance with the other NASDAQ National Market continuing listing requirements. If Salon's shares are not eligible for listing on the NASDAQ SmallCap Market, then they would not be eligible for listing again on any NASDAQ market absent compliance with the NASDAQ initial listing requirements, which are significantly more stringent than the continued listing requirements. If Salon's common stock is delisted from NASDAQ SmallCap Market, it will likely be traded on the over-the-counter bulletin board (OTCBB). If Salon's common stock is traded on the OTCBB, its value may be negatively impacted because stocks that trade over-the-counter tend to be less liquid and trade with larger variations between the bids and ask prices.

SALON LACKS SIGNIFICANT REVENUES AND HAS A HISTORY OF LOSSES

     Salon has a history of significant losses and expects to incur operating losses in the near future. For the six months ended September 30, 2002, Salon had net losses attributable to common stockholders of $3.1 million and had an accumulated deficit of $79.7 million. If and when Salon does achieve profitability, Salon may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

     Salon believes with its cash on hand, together with collections of accounts receivable, that it will be able to fund working capital needs through November 2002. Salon needs to raise additional funds within November 2002 and is currently in the process of exploring financing options. If Salon is unable to complete the financial transactions it's pursuing or if it were unable to fund its liquidity needs, then Salon would not be able to continue operations.

     Salon's independent accountants provided a "going-concern" audit opinion on the consolidated financial statements for the years ended March 31, 2002 and 2001. The audit opinion reported substantial doubt about Salon's ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the "going-concern" opinion Salon's stock price and investment prospects may be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

SALON'S ADVERTISING CREDITS MAY BE SOLD AT A DISCOUNT, RESULTING IN A SIGNIFICANT CHARGE TO OPERATING RESULTS AND AFFECTING COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS.

     Salon has $5.8 million of remaining prepaid advertising rights generated from the sale of 1,125,000 of shares of Salon's common stock to Rainbow Media Holdings, Inc., a subsidiary of Cablevision Systems Corp. in December 1999. Salon continues to use these rights, but is also contemplating selling the advertising rights at a discount, which may result in a substantial charge to operations. Rainbow Media Holdings views the rights as non-assignable and this may affect the action taken. If Salon were to record a substantial charge, this could put Salon out of compliance with an additional NASDAQ listing standard.

OUR STOCK HAS BEEN AND WILL LIKELY CONTINUE TO BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, MANY OF WHICH WILL BE BEYOND OUR CONTROL, THAT MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT.

     The securities markets have experienced significant price and volume fluctuations, and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions have, and may continue to reduce the market price of our common stock, regardless of our operating performance. The volatility of our share price will likely increase in the event that we begin trading in the OTC marketplace which should commence on or about November 11, 2002. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

IF OUR SHARE PRICE IS VOLATILE, WE MAY BE THE TARGETS OF SECURITIES LITIGATION, WHICH IS COSTLY AND TIME-CONSUMING TO DEFEND.

     In the past, following periods of market volatility in the price of a company's securities, security holders have often instituted class action litigation. Our share price has, in the past, experienced price volatility, and may continue to do so in the future. Many technology companies have been subject to this type of litigation. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the merits or outcome, we could incur substantial legal costs and our management's attention could be diverted, causing our business, financial condition and operating results to suffer.

SALON'S PRINCIPAL STOCKHOLDERS CAN EXERCISE A CONTROLLING INFLUENCE OVER SALON'S BUSINESS AFFAIRS AND THEY MAY MAKE BUSINESS DECISIONS WITH WHICH NON-PRINCIPAL STOCKHOLDERS DISAGREE THAT WILL AFFECT THE VALUE OF THEIR INVESTMENT.

     Salon has one officer and seven directors, one of which is associated with a company that has an investment in Salon, that in the aggregate, beneficially own approximately 36 percent of the voting rights granted by ownership of common and preferred stock as of September 30, 2002. If Salon were to aggregate this class of ownership with all other 5 percent and greater shareholders, this combined group of shareholders would beneficially own approximately 57 percent of the voting rights granted by ownership of common and preferred stock as of September 30, 2002. If the principal stockholders were to act together, these stockholders would be able to exercise control over most matters requiring approval by other stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if principal stockholders oppose non-principal stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of Salon, which could cause Salon's stock price to decline.

REVENUE GENERATED FROM SUBSCRIBERS TO SALON PREMIUM MAY NOT BE SUFFICIENT TO OFFSET POTENTIAL LOWER ADVERTISING REVENUE

     Salon has begun to depend more on cash generated from Salon Premium, a paid subscription service implemented in April 2001. Salon estimates that as of September 30, 2002, approximately 20 percent of its content is available to Salon Premium subscribers only. The implementation of Salon Premium may therefore adversely restrict and reduce the number of impressions available to sell to advertisers. Salon believes recent content restrictions and reduction in sellable impressions have reduced theoretical advertising capacity but have not created practical shortages, and Salon has the means to create useful space as demand increases.

SALON HAS AN ACTIVE SUBSCRIPTION PROGRAM BUT THE REVENUE RESULTS ARE NOT CERTAIN

     Salon has had a subscription business since it acquired The Well, an online forum, in March 1999. The Well has now been in operation for over ten years. In July 2001, Salon's previously free Table Talk online forum, which it developed internally, was transitioned to a subscription service. In April 2001, Salon launched Salon Premium, which provides Salon readers with certain benefits in exchange for a subscription of one year or two years. In October 2001, Salon continued its efforts to expand its subscriber base, in part, by making unabridged News and Politics stories only available to Salon Premium members. In December 2001, Salon began offering one-month subscriptions to Salon Premium. In October 2002 Salon discontinued its two-year subscription plan and began offering readers the opportunity to view Premium content with advertisements for a reduced price. Premium members for the most part, however, choose to view Salon's content without any advertisements. Dividing some of our websites between abridged content accompanied by advertising and unabridged content accompanied by subscription revenue may not achieve acceptable circulation or revenue goals.

SUCCESSFUL SUBSCRIPTION OPERATIONS REQUIRE ATTRACTIVE CONTENT, SUBSCRIBER INTEREST AND CONFIDENCE BY SUBSCRIBERS AND SUPPLIERS THAT THE SUBSCRIPTION OFFERING WARRANTS THEIR LONG-TERM SUPPORT AND INVESTMENT. THE ABSENCE OF ANY OF THESE FACTORS COULD IMPAIR THE RESULTS, REVENUE AND CASH FLOW FROM SUBSCRIPTIONS.

     As of September 30, 2002 Salon has experienced a renewal rate for one-year subscription to Salon Premium of approximately sixty-eight percent. Salon cannot predict if this rate will continue in the future. In addition, Salon will not know what renewal rate it can expect for individuals who have signed up for the now terminated two-year Salon Premium subscription plan, or if they will switch to the one year plan, until the quarter ending June 30, 2003, when those renewals are set to begin.

SALON'S QUARTERLY OPERATING RESULTS ARE VOLATILE AND MAY ADVERSELY AFFECT ITS COMMON STOCK PRICE

     Salon's future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside Salon's control, and any of which could severely harm Salon's business. These factors include:

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

     o accurately measure the number and demographic characteristics of its users; and

     o    retain sales personnel.

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

SALON HAS VARIOUS OFFICE LEASE AGREEMENTS THAT HAVE SUBSTANTIAL CASH DEMANDS. ASSOCIATED LEASEHOLD IMPROVEMENTS, DEPOSITS AND RESTRICTED CASH THAT MAY BE ADVERSELY IMPACTED IF LEASE TERMS WERE SHORTENED FOR ANY REASON

     As of September 30, 2002 Salon had leasehold improvements recorded at cost at $1.0 million with a net book value of $0.7 million, as well as $0.6 million of office lease deposits and restricted cash. The leasehold improvements are being depreciated over the term of its respective lease. If Salon were to shorten the lease term of various lease agreements for any reason, or terminate lease agreements, these assets could be adversely affected. In Salon's San Francisco offices, in particular, the company subleased approximately 50 percent of its office space to a third party, offsetting Salon's overall costs. This agreement expires in February 2003 and should the company be unable to find a replacement tenant, Salon would be adversely affected.

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

THE CONTROVERSIAL CONTENT OF SALON'S WEBSITES MAY LIMIT ITS REVENUES

     Many of our websites contain, and will continue to contain, content that is politically and culturally controversial. As a result of this content, current and potential advertisers and Salon Premium subscribers may refuse to do business with Salon. Salon's outspoken stance on political issues has and may continue to result in negative reactions from some users, commentators and other media outlets. From time to time, certain advocacy groups have successfully targeted Salon's advertisers in a attempt to persuade such advertisers to cease doing business with Salon. These efforts may be a material impediment to Salon's ability to grow and maintain advertising revenue.

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

     Due to our current operating difficulties, Salon may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Salon may be unable to retain its current key employees or attract, integrate or retain other qualified employees in the future. If Salon does not succeed in attracting new personnel or integrating, retaining and motivating its current personnel, its business could be harmed.

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

     In April 1999 Salon acquired the Internet address www.salon.com. Because www.salon.com is the address of the main home page to its network of websites and incorporates its company name, it is a vital part of our intellectual property assets. Salon does not have a registered trademark on the address, and therefore it may be difficult for us to prevent a third party from infringing our intellectual property rights in the address. If Salon fails to adequately protect its rights in the website address, or if a third party infringes its rights in the address, or otherwise dilutes the value of www.salon.com, its business could be harmed.

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

     Salon relies on a number of third party suppliers for various services, including web hosting and advertising delivery. While Salon believes that it could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by its current suppliers could severely harm its business.

     Salon uses third-party software to manage and measure the delivery of advertising on its network of websites. This type of software may fail to perform as expected. If this software malfunctions or does not deliver the correct advertisements to its network, Salon's advertising revenues could be reduced, and its business could be harmed.

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

ADVERTISING PRODUCT OFFERINGS CONTINUE TO CHANGE AND THIS CREATES ADDITIONAL EFFORT AND UNCERTAINTY ABOUT THIS REVENUE STREAM

     Advertisers continue to be attracted by new products, promotional vehicles and offerings delivered via the Internet. This interest in new products requires that Salon identify advertiser interests, develop and launch new advertising products or formats, create appropriate pricing schedules, train the sales force in the use and sale of new products, manage the obsolescence of earlier products, and restructure the Salon.com website to effectively deliver, track and report new products. New product design, development and launch involve creativity, expense, technology modifications and learning processes. While Salon has integrated this activity into its existing operations, the rate of change could create an environment where Salon is unable to effectively develop, deliver or track the delivery of products acceptable to the market.

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

     It is important to its advertisers that Salon accurately presents the demographics of its user base and the delivery of advertisements on its websites. Salon depends on third parties to provide certain of the advertiser-requested services. If they were unable to provide these services in the future, Salon would need to perform this function itself or obtain them from another provider, if available. This could cause Salon to incur additional costs or lose revenue due to a lower level of service. Companies may choose to not advertise on Salon or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

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

POSSIBLE STATE SALES AND OTHER TAXES COULD ADVERSELY AFFECT SALON'S RESULTS OF OPERATIONS

     Salon generally does not collect sales or other taxes from individuals who sign up for Salon subscriptions. The State of California recently audited Salon's sales tax returns and found Salon in compliance with its filings and did not object to the fact that it does not collect sales tax on subscriptions. However, one or more other states may seek to impose sales tax collection obligations on out-of-state companies, including Salon, which engage in or facilitate electronic commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could reduce our ability to derive revenue from electronic commerce. Moreover, if any state or foreign country were to successfully assert that Salon should collect sales or other taxes on the exchange of merchandise on its network or to tax revenue generated from Salon subscriptions, its financial results could be harmed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Salon does not have an exposure to market risk for changes in interest rates.


ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of Salon's management, including Salon's principal executive officers and principal financial officer, Salon conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 134, as amended (the "Exchange At"), within 90 days of the filing date of this report. Based Salon's evaluation, Salon's principal executive officer and principal financial officer concluded that Salon's disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in Salon's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

--------------------------------------------------------------------------------
PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS.

        Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On July 24, 2002, Salon issued Convertible Promissory Notes (Notes) to eleven investors, including three Directors of Salon, and issued warrants to purchase approximately 357,021 shares of common stock at $0.21 per share, for net proceeds of approximately $0.7 million. The proceeds from the issuance of Notes are to be used for working capital and other general corporate purposes. The Notes and warrants were issued pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

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

     The Notes automatically convert upon the closing of the Salon's first sale of its preferred or common stock with aggregate gross proceeds to Salon of at least $2.0 million (including the conversion of the outstanding principal of the Notes and other converted indebtedness of Salon). In the event that Salon issues new financing securities by September 30, 2003, the number of shares of the financing securities to be issued upon conversion of the Notes shall equal the aggregate amount of the Notes divided by the price per share of the financing securities issued and sold. If no new financing occurs by September 30, 2003, the Notes convert to shares of common stock based on the average closing price of Salon's common stock over the sixty trading days ending on September 30, 2003 as reported on such market(s) and/or exchanges where the common stock has traded.

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


(b)      REPORTS ON FORM 8-K.

On July 29, 2002 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of convertible promissory notes and warrants for which it received gross proceeds of $714,000 in cash.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned, thereunto duly authorized.


                                SALON MEDIA GROUP, INC.


Dated:   11/13/02               /s/ Michael O'Donnell
                                ------------------------------------
                                Michael O'Donnell, Chief Executive Officer and
                                President


Dated:   11/13/02               /s/ Robert O'Callahan
                                ------------------------------------
                                Robert O'Callahan, Chief Financial Officer

I, Robert O'Callahan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salon Media Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Robert O'Callahan
---------------------------------
Robert O'Callahan
Chief Financial Officer,
Treasurer and Secretary.

I, Michael O'Donnell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salon Media Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date: November 8, 2002



/s/ Michael O'Donnell
-----------------------------
Michael O'Donnell
Chief Executive Officer and President