Form 10-Q
period 2002-12-31
SALON MEDIA GROUP INC
filed 2003-02-14
CIK 1084332

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 3, 2003 was 14,155,276 shares.
================================================================================

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


ITEM 1: Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of December 31, 2002 and
        March 31, 2002 (unaudited)............................................3

        Condensed Consolidated Statements of Operations for the three month and nine months ended December 31, 2002 and 2001 (unaudited)..........4

        Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2002 and 2001 (unaudited)..........................5

        Notes to Condensed Consolidated Financial Statements (unaudited)......6

ITEM 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................13

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk...........33

ITEM 4. Controls and Procedures..............................................33

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings....................................................33

ITEM 2. Changes in Securities and Use of Proceeds............................33

ITEM 3. Defaults upon Senior Securities......................................34

ITEM 4. Submission of Matters to a Vote of Security Holders..................34

ITEM 5. Other Information....................................................34

ITEM 6: Exhibits and Reports on Form 8-K.....................................34

        Signatures...........................................................35

        Certifications.......................................................36

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             DECEMBER 31,    MARCH 31,
                                                                 2002          2002
                                                             -----------   -----------
ASSETS
    Current assets:
       Cash and cash equivalents                             $       169   $     1,542
       Accounts receivable, net                                      415           326
       Prepaid expenses and other current assets                     229           212
       Restricted cash                                               500          --
                                                             -----------   -----------
        Total current assets                                       1,313         2,080

    Property and equipment, net                                      900         1,299
    Prepaid advertising rights                                     5,619         6,266
    Intangible assets                                                641           919
    Other assets                                                     526           778
                                                             -----------   -----------
        Total assets                                         $     8,999   $    11,342
                                                             ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Convertible promissory notes payable                  $     1,114   $      --
       Deposit from stockholder                                      500          --
       Bank borrowing                                                 10          --
       Accounts payable and accrued liabilities                    1,820         1,773
       Deferred revenue                                              767           563
                                                             -----------   -----------
        Total current liabilities                                  4,211         2,336

    Long-term liabilities:

        Warrants payable                                             292          --

        Other long-term liabilities                                  207           229
                                                             -----------   -----------
       Total liabilities                                           4,710         2,565
                                                             -----------   -----------

Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, 934 issued and outstanding at
      December 31, 2002 and March 31, 2002 (liquidation
      value of $7,472 at December 31, 2002)                         --            --
    Common stock, $0.001 par value, 50,000,000 shares
       authorized, 14,155,276 shares issued and
       outstanding at December 31, 2002 and March 31, 2002            14            14
    Additional paid-in-capital                                    85,283        85,416
    Unearned compensation                                            (12  )        (57)
    Accumulated deficit                                          (80,996  )    (76,596)
                                                             -----------   -----------
       Total stockholders' equity                                  4,289         8,777
                                                             -----------   -----------
       Total liabilities and stockholders' equity            $     8,999   $    11,342
                                                             ===========   ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         DECEMBER 31,            DECEMBER 31,
                                                    --------------------    --------------------
                                                      2002        2001        2002        2001
                                                    --------    --------    --------    --------
Net revenues                                        $  1,140    $  1,128    $  3,135    $  2,668
                                                    --------    --------    --------    --------
Operating expenses:
    Production and content                             1,104       1,157       3,498       3,948
    Sales and marketing                                  547         585       1,858       2,106
    Research and development                             165         162         488         538
    General and administrative                           401         417       1,203       1,601
    Amortization of intangibles                           93         121         320         355
    Write-down of long-lived assets                     --          --          --           782
                                                    --------    --------    --------    --------
        Total operating expenses                       2,310       2,442       7,367       9,330
                                                    --------    --------    --------    --------
Loss from operations                                  (1,170)     (1,314)     (4,232)     (6,662)

Other income (expense), net                              (43)          5         (75)         15
                                                    --------    --------    --------    --------
       Net loss                                       (1,213)     (1,309)     (4,307)     (6,647)

Preferred deemed dividend                                (43)       --           (93)     (3,189)

Cumulative cash dividend on preferred stock             --           (65)       --           (97)
                                                    --------    --------    --------    --------
Net loss attributable to common stockholders        $ (1,256)   $ (1,374)   $ (4,400)   $ (9,933)
                                                    ========    ========    ========    ========

Basic and diluted net loss per share attributable
       to common stockholders                       $  (0.09)   $  (0.10)   $  (0.32)   $  (0.73)

Weighted average shares used in computing
       basic and diluted net loss per share
       attributable to common stockholders            13,997      13,585      13,919      13,535

         The accompanying notes are an integral part of these condensed consolidated financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                            ------------------------
                                                                               2002          2001
                                                                            ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $   (4,307)   $   (6,647)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Write-down of long-lived assets                                              --             782
     Loss from retirement of assets, net                                          --              23
     Stock-based compensation and warrant amortization                              61           152
     Depreciation and amortization                                                 745           908
     Allowance for doubtful accounts                                                 9           309
     Amortization of prepaid advertising rights                                    647           606
     Changes in assets and liabilities:
        Accounts receivable                                                        (98)          (56)
        Prepaid expenses, other current assets and other assets                   (254)          100
        Accounts payable and other liabilities                                     173          (660)
        Deferred revenue                                                           204           455
                                                                            ----------    ----------
           Net cash used in operating activities                                (2,820)       (4,028)
                                                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                             --              (6)
                                                                            ----------    ----------
           Net cash used in investing activities                                  --              (6)
                                                                            ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock, net                                 --           3,204
   Proceeds from issuance of common stock, net                                    --               7
   Proceeds from bank borrowings                                                    47          --
   Payments to bank                                                                (37)         --
   Deposit against a future transaction from stockholder                           500          --
   Proceeds from notes payable, net                                              1,094          --
   Principal payments under capital leases                                        (157)         (144)
                                                                            ----------    ----------
           Net cash provided by financing activities                             1,447         3,067
                                                                            ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (1,373)         (967)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 1,542         3,047
                                                                            ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $      169    $    2,080
                                                                            ==========    ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of stock and warrants in connection with acquisition            $       42    $      108
   Issuance of warrants in connection with issuance of convertible
     notes payable                                                                  14          --
   Preferred deemed dividend in connection with preferred stock financing           93         3,189
   Cash dividend on preferred stock                                               --              97
   Adjustment in value of assets purchased under capital lease                      17          --

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

2. BASIS OF PRESENTATION

     The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the period presented. The condensed consolidated balance sheet data as of March 31, 2002 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and nine month periods ended December 31, 2002 are not necessarily indicative of the expected results for any other interim period or the fiscal year ending March 31, 2003.

     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flow from operations since inception and has an accumulated deficit at December 31, 2002 of $80,996. These factors raise substantial doubt about Salon's ability to continue as a going concern.

     Salon has reduced expenses, and may reduce them further, to match anticipated revenues to reach cash-flow breakeven. However, until cash-flow breakeven is reached, Salon will have to rely on additional investment capital. There can be no assurance that Salon will be able to obtain such additional capital on terms, which are favorable, or at all.

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

3. CONCENTRATIONS

     No customer accounted for more than 10% of total revenue for the three or nine months ended December 31, 2002 or December 31, 2001. Three customers accounted for 11% each of the total accounts receivable balance as of December 31, 2002. Three customers accounted for 10% each of the total accounts receivable balance as of December 31, 2001.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

4. GOODWILL AMORTIZATION AND INTANGIBLE ASSETS

     In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill amortization was discontinued as of March 31, 2002, thereby eliminating annual goodwill amortization of approximately $100 based on anticipated amortization for fiscal year 2003 that would have been incurred under the prior accounting standard. The carrying value of goodwill at December 31, 2002 was $200 and has been found not to be impaired. Salon reassessed the expected useful lives of existing intangible assets and found that no change to the useful lives of the assets was required.

     The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the three and nine months ended December 31, 2001:

                                                              Three Months Ended          Nine Months Ended
                                                                  December 31,               December 31,
                                                          --------------------------  --------------------------
                                                              2002          2001          2002          2001
                                                          ------------- ------------  ------------  ------------
Reported net loss attributable to common stockholders     $      1,256  $      1,374  $      4,400  $      9,933

Goodwill amortization                                             --              35          --              98
                                                          ------------  ------------  ------------  ------------
Adjusted net loss attributable to common stockholders     $      1,256  $      1,339  $      4,400  $      9,835
                                                          ============  ============  ============  ============

Basic and diluted net loss per share attributable
to common stockholders                                    $       0.09  $       0.10  $       0.32  $       0.73

Goodwill amortization                                             --            --            --            --
                                                          ------------  ------------  ------------  ------------
Adjusted basic and diluted net loss per share
attributable to common stockholders                       $       0.09  $       0.10  $       0.32  $       0.73
                                                          ============  ============  ============  ============

     The following table sets forth information concerning Salon's intangible assets as of December 31, 2002:

                                                             Gross                         Net
                                                            Carrying    Accumulated     Carrying
                                                             Amount     Amortization     Amount
                                                          ------------  ------------  ------------
Trade name                                                $      1,200  $        900  $        300
Proprietary technology                                             355           266            89
Audio technology                                                   158           106            52
                                                          ------------  ------------  ------------
Total intangible assets subject to amortization           $      1,713  $      1,272  $        441
                                                          ============  ============  ============

Goodwill                                                  $      3,555  $      3,355  $        200
                                                          ------------  ------------  ------------
Total intangible assets not subject to amortization       $      3,555  $      3,355  $        200
                                                          ============  ============  ============

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

The weighted average amortization period remaining for all intangible assets subject to amortization is 1.25 years.

5. NET LOSS PER SHARE

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period, as follows:

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  DECEMBER 31,               DECEMBER 31,
                                                          --------------------------  --------------------------
                                                               2002         2001          2002          2001
                                                          ------------  ------------  ------------  ------------
Numerator:
  Net loss attributable to common stockholders            $     (1,256) $     (1,374) $     (4,400) $     (9,933)
                                                          ============  ============  ============  ============

Denominator:
  Weighted average shares outstanding                       14,155,000    14,155,000    14,155,000    14,153,000
  Weighted average shares held in escrow                      (158,000)     (570,000)     (236,000)     (618,000)
                                                          ------------  ------------  ------------  ------------
  Weighted average shares used in computing
     basic and diluted net loss per share
     attributable to common stockholders                    13,997,000    13,585,000    13,919,000    13,535,000
                                                          ============  ============  ============  ============
  Basic and diluted net loss per share attributable
     to common stockholders                               $      (0.09) $      (0.10) $      (0.32) $      (0.73)
                                                          ============  ============  ============  ============
  Antidilutive securities including options,
     warrants and convertible preferred stock not
     included in loss per shares calculation                31,875,098    27,388,774    31,875,098    27,388,774

6. NOTES PAYABLE

     On July 24, 2002, Salon entered into a Note and Warrant Purchase Agreement with various investors, including three Directors of Salon, for net proceeds of approximately $696. Under the agreement, Salon issued Convertible Promissory Notes (Notes) for a gross amount of $714 and issued warrants to purchase approximately 357,021 shares of common stock at $0.21 per share. The Notes accrue interest on the unpaid principal at 6.0% per year with such interest and principal due the earlier of (i) the date of the next meeting of Salon's stockholders at which a proposal seeking the approval of the sale of the Notes and the sale of shares of Salon's Series B Preferred Stock is voted upon and is not approved by Salon's stockholders, or (ii) September 30, 2003.

     On December 18, 2002 Salon entered into a Note and Warrant Purchase Agreement with an investor for net proceeds of approximately $200. Under the agreement, Salon issued a Note for a gross

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

amount of $200 and issued warrants to purchase approximately 300,000 shares of common stock at $0.0575 per share. The Note accrues interest on the unpaid principal at 6.0% per year with such interest and principal due September 30, 2003.

     The Notes can be converted into financing securities or Salon's common stock. As of this filing, the holders of the Notes have not elected to convert their Notes into either financing securities or Salon's common stock.

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

     The warrants issued in conjunction with the Notes issued on July 24, 2002 were valued at $6 using the Black-Scholes option-pricing model, applying an contractual life of three years, a weighted average risk-free rate of 2.75%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of $0.04. The warrants issued in conjunction with the Notes issued on December 18, 2002 were valued at $8 using the Black-Scholes option-pricing model, applying an expected life of three years, a weighted average risk-free rate of 2.17%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of $0.04. However, since the Notes do not stipulate a maximum number of shares issuable upon conversion, Salon may potentially have insufficient shares authorized to satisfy all obligations under convertible instruments, warrant agreements and options. Accordingly, as of July 24, 2002 all outstanding warrants were classified as long-term liabilities at their fair value of $175 on that day, along with $16 from the valuation of all new warrants issued. The warrants' fair value has been remeasured as of December 31, 2002 resulting in a charge of $101. Of this charge, $93 related to warrants issued in conjunction with prior issuances of preferred stock, and was recorded as a preferred deemed dividend in Salon's results of operations for the nine months ended December 31, 2002.

     On October 3, 2002, Salon sold and issued an unsecured promissory note to a director of Salon and raised gross proceeds of $200. The unsecured promissory note accrues interest on the unpaid principal at 6.0% per year, with such interest and principal due the earlier of (i) the date of the next meeting of Salon's stockholders at which a proposal seeking the approval of the sale of the convertible promissory notes and the sale of shares of Salon's Series B Preferred Stock is voted upon and is not approved by Salon's stockholders, or
(ii) September 30, 2003. The terms of the note stipulate that Salon shall undertake reasonable efforts to amend the terms of the note to be consistent with the rights and privileges to the convertible promissory notes issued on July 24, 2002.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

7. DEPOSIT AGAINST A FUTURE TRANSACTION FROM STOCKHOLDER

     On December 19, 2002, Salon received a $500 deposit against a future transaction from a stockholder who is also a Director of Salon. The $500 deposit is included as a component of current assets in Salon's balance sheet as of December 31, 2002. In January 2003, Salon finalized a Note and Warrant Purchase Agreement with the stockholder. Under the agreement, Salon issued a Convertible Promissory Note (Note) for a gross amount of $100 which it kept, issued warrants to purchase approximately 150,000 shares of common stock at $0.0575 per share and transferred $400 to a segregated account. The Note accrues interest on the unpaid principal at 6.0% per year, with such interest and principal due September 30, 2003. The Note can be converted into financing securities or Salon's common stock.

     The Note automatically converts upon the closing of the Salon's first sale of its preferred or common stock with aggregate gross proceeds to Salon of at least $2,000 (including the conversion of the outstanding principal of the Note and other converted indebtedness of Salon). In the event that Salon issues new financing securities by September 30, 2003, the number of shares of the financing securities to be issued upon conversion of the Note shall equal the aggregate amount of the Note divided by the price per share of the financing securities issued and sold. If no new financing occurs by September 30, 2003, the Note convert to shares of common stock based on the average closing price of Salon's common stock over the sixty trading days ending on September 30, 2003 as reported on such market(s) and/or exchanges where the common stock has traded.

8. SUBSEQUENT EVENTS

     On February 11, 2003, Salon finalized a Note and Warrant Purchase Agreement with an investor who is a related party of Salon. Under the agreement, Salon issued a Convertible Promissory Note (Note) for a gross amount of $100 and issued warrants to purchase approximately 300,000 shares of common stock at $0.0575 per share. The Note accrues interest on the unpaid principal at 6.0% per year, with such interest and principal due September 30, 2003. The Note can be converted into financing securities or Salon's common stock.

     The Note automatically converts upon the first closing of Salon's proposed Series D Preferred Stock Financing ("Financing") and, if no such Financing shall have occurred by the close of business on September 30, 2003, then the Note shall automatically convert into shares of Salon's common stock. In the event of an automatic conversion of the Note upon a subsequent Financing, the number of shares of preferred or common stock to be issued upon conversion of this and other notes shall equal the aggregate amount of the Note obligation divided by the price per share of the securities issued and sold in the Financing. In the event of an automatic Note conversion into common stock absent a Financing, the number of shares of the Common Stock to be issued upon conversion of Notes shall equal the aggregate amount of the Note obligations divided by the average closing price of the Company's common stock over the sixty (60) trading days ending on September 30, 2003, as reported on such market(s) and/or exchange(s) where the common stock has traded during such sixty trading days.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

9. BANK BORROWING

     In October 2002, Salon entered into an Accounts Receivable Purchase Agreement with a bank. Under the terms of the agreement, the bank can make advances of 60% or 80% of the face value of acceptable receivables from Salon, depending on the nature of the receivable. The aggregate advances on receivables outstanding under the agreement cannot exceed $1.0 million, however the amount is capped at $0.3 million until such time as Salon has $2.5 million of unrestricted cash. Amounts advanced under this agreement accrue interest at prime plus 1% per annum on the average daily balance outstanding and are subject to a fee of 1.25% per month on the average daily balance outstanding. Upon collection of the outstanding receivable used as collateral for the advance, the corresponding advance is paid back to the bank along with applicable fees. As part of the agreement, Salon issued 37,500 warrants to the bank. The warrants were valued at $2 using the Black-Scholes option-pricing model, applying a contractual life of seven years, a weighted average risk-free rate of 4.375%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of seven cents. The prime interest rate charged by the bank during the quarter ended December 31, 2002 was 4.25%. Salon has received $47 under this agreement of which it has paid back $37 as of December 31, 2002. Salon received approximately $10 net during the month of January 2003.

10. RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and
(2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Division of a Business." Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this standard did not have an effect on Salon's financial statements.

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

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Salon believes that the adoption of this standard will have no material impact on its financial statements.

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

OVERVIEW

     Salon is an Internet media company providing online news and information for the sophisticated reader. An online pioneer, Salon offers award-winning journalism from breaking news and in-depth analysis to provocative commentary on politics, technology, culture and entertainment. Salon also offers an audio streaming website, and hosts two online communities -Table Talk and The Well. Salon believes that its network of websites combines the thoughtfulness of print, the timeliness of television and the interactivity of talk radio. Salon believes that its content allows Salon to attract and retain users who are younger, more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its network of websites and online communities a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online.

     On June 22, 1999, Salon had its initial public offering, with its common stock quoted on the NASDAQ National Market under the symbol SALN. Due to Salon's inability to meet the continued listing requirements of the NASDAQ Market, on November 21, 2002 Salon's common stock instead began trading in the OTC (Over-The-Counter) Bulletin Board marketplace under the symbol SALN.OB

     The main entry and navigation point to Salon's ten websites is Salon's home page at www.salon.com. The websites provide news, features, interviews and regular columnists on specific topics, from politics and arts and entertainment to parenting and health, while Salon's online communities allow users to interact and discuss Salon content and other topics via electronic messaging. Salon's users can access Table Talk or The Well through www.salon.com or through Salon's ten content websites. Prior to January 22, 2003, Salon offered its unabridged News and Politics website to Salon Premium subscribers only, with an abridged form available to all users. Effective January 22, 2003, Salon began restricting access to substantially all of its content to either Salon Premium subscribers, or to non Salon Premium subscribers willing to view some form of advertisement. Access for non Salon Premium subscribers is restricted to a time-sensitive pass which allows access to Salon's content for a specific period of time from an imbedded cookie.

     This section and other parts of this Form 10-Q should be considered in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Matters of interest therein include, but are not limited to, Salon's disclosure of critical accounting policies.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001

NET REVENUES:

     Net revenues for the three months ended December 31, 2002 and December 31, 2001 were $1.1 million. Net revenues increased 18% to $3.1 million for the nine months ended December 31, 2002 from $2.7 million for the nine months ended December 31, 2001.

     Advertising revenues decreased to $0.5 million, subscription revenues increased to $0.5 million and miscellaneous other revenues stayed constant at $0.1 million for the three months ended December 31, 2002 compared to advertising revenues of $0.7 million, subscription revenues of $0.3 million and other revenues of $0.1 million for the three months ended December 31, 2001. Advertising revenues stayed constant at $1.5 million, subscription revenues increased to $1.3 million and miscellaneous other revenues increased slightly to $0.3 million for the nine months ended December 31, 2002 compared to advertising revenues of $1.5 million, subscription revenues of $0.8 million and miscellaneous other revenues of $0.2 million for the nine months ended December 31, 2001. The nine months ended December 31, 2001 results included $0.2 million of website management software sales with no comparable amounts this year as Salon has suspended all efforts to market its website management software.

     The decrease in advertising revenues for the three months ended December 31, 2002 reflects the continuing trend of the majority of advertising dollars being allocated by advertisers to the largest websites and apprehension by advertisers of Salon's financial viability. Even though advertising revenues for the nine months ended December 31, 2002 and December 31, 2001 are constant, this year's results continue to be impaired by the majority of advertising dollars being allocated by advertisers to the largest websites and related concerns by advertisers about Salon's financial viability. Last year's results were also impacted by these same factors, along with the negative effects of the September 11, 2001 terrorist acts.

     Subscription revenues increased for both the three months and nine months ended December 31, 2002 compared to December 31, 2001 as Salon continues to convert more website visitors to Salon Premium subscriptions. During the three months ended December 31, 2002 Salon generated approximately 20,400 new and renewed subscriptions for Salon Premium compared to 12,400 new subscriptions only during the three months ended December 31, 2001. The increase in subscription revenue for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001 is attributable to an increase in new subscribers, renewals of prior subscribers and the fact that Salon Premium was operating for nine months this year, whereas Salon Premium was only operational for approximately eight months last year. As of December 31, 2002, Salon has approximately 47,300 active Salon Premium subscribers and is experiencing an approximate 71% renewal rate for one-year subscriptions. Salon cannot predict what its renewal rate will be in the future. As of December 31, 2002, Salon has deferred $0.7 million of Salon Premium revenue. During September 2002, Salon discontinued its two-year subscription plan and implemented a new $18.50 per year plan, which gives a subscriber access to all of Salon's content, with advertising. All other subscription plans enable a subscriber to view Salon's content without advertising. Effective January 22, 2003, Salon began restricting access to substantially all of its content to either Salon Premium subscribers, or to non Salon Premium subscribers willing to view some form of advertisement. Content access for general viewers is planned to be time-limited and authorized after passing through an advertising experience. Salon cannot predict what effect, if any, the restriction to Salon content will have on Salon's results of operations.

PRODUCTION AND CONTENT:

     Production and content expenses during the three months ended December 31, 2002 were $1.1 million versus $1.2 million during the three months ended December 31, 2001, a decline of $0.1 million or 5%. The slight reduction in product and content expenses is the net result of a general reduction of all costs in order to preserve Salon's limited cash resources.

     Production and content expenses during the nine months ended December 31, 2002 were $3.5 million versus $3.9 million during the nine months ended December 31, 2001, a decline of $0.4 million or 11%. The decrease in production and content costs is primarily attributable to an approximate $0.3 million decrease in salaries and benefits from the elimination of fifteen staff positions between periods, $0.1 million from switching to a new Internet site service provider, and $0.1 decrease in depreciation as assets became more fully depreciated, and other general cost reductions. Salon does not anticipate material future reductions in production and content expenditures.

SALES AND MARKETING:

     Sales and marketing expenses during the three months ended December 31, 2002 were $0.5 million versus $0.6 million for the three months ended December 31, 2001, a decline of $0.1 million. The slight decrease in sales and marketing expenses was primarily attributable to lower amortization of prepaid advertising due to a decrease in the utilization of this asset to offset the increase during the three months ended June 30, 2002 and a general reduction in all costs to preserve Salon's limited cash resources. Last year's results included the benefit of a $0.1 million reversal of an accrual no longer deemed necessary with no comparable amount this year.

     Sales and marketing expenses during the nine months ended December 31, 2002 were $1.9 million versus $2.1 million for the nine months ended December 31, 2001, a decline of $0.2 million. The decline in sales and marketing expenses was attributable to a $0.1 million decrease in salary related costs from the elimination of eight positions between periods and $0.1 million from a general reduction in expenditures in order to preserve Salon's limited cash resources. Amortization of prepaid advertising rights was $0.6 million for both periods. Salon does not anticipate material future reductions in sales and marketing expenditures and expects future amortization of prepaid advertising to be approximately $100 to $200 per quarter for the remainder of the fiscal year.

RESEARCH AND DEVELOPMENT:

     Research and development expenses were constant for both the three months and nine months ended December 31, 2002 and December 31, 2001 at $0.2 million and $0.5 million, respectively. Salon does not anticipate material future reductions in research and development expenditures.

GENERAL AND ADMINISTRATIVE:

     General and administrative expenses were constant at $0.4 million for the three months ended December 31, 2002 and December 31, 2001. General and administrative expenses were $1.2 million for the nine months ended December 31, 2002 versus $1.6 million during the nine months ended December

31, 2001, a decline of $0.4 million or 25%. The decline between periods primarily reflects a $0.2 million write-off of a long-term note receivable from a customer last year that was deemed un-collectable, along with $0.1 million in additional bad debt charges, with no comparable amounts this year. Salon does not anticipate material future reductions in general and administrative expenditures.

AMORTIZATION OF INTANGIBLES:

     Amortizations of intangible expenses were $0.1 million for the three months ended December 31, 2002 and December 31, 2001.

     Amortization of intangible expenses during the nine months ended December 31, 2002 were $0.3 million, comparable to the $0.4 million during the nine months ended December 31, 2001. The decline in amortization of $0.1 million reflects the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), in which goodwill amortization was discontinued as of March 31, 2002, eliminating annual goodwill amortization of approximately $0.1 million. Salon does not anticipate any significant changes to the amortization of its intangibles the remainder of the fiscal year.

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

     In May 2000, Salon acquired MP3Lit.com in a transaction that included contingently issueable common stock. As a consequence, Salon issued 317,000 shares of common stock valued at $0.1 million in May 2001 resulting in additional purchase consideration classified as goodwill. As determined during the fiscal year ended March 31, 2001, all the goodwill associated with the acquisition was impaired, and as a result the additional goodwill resulting from this additional stock award was written off during the three month period ended June 30, 2001. Additional contingent shares of 412,100 were issued in May 2002 and the additional goodwill of $42 resulting from this additional stock award was written off during the three month period ended June 30, 2002. An additional 158,500 contingent shares are to be issued in May 2003. Salon cannot predict at this time the financial impact of issuing these additional contingent shares.

PREFERRED DEEMED DIVIDEND:

     On July 24, 2002 and December 18, 2002, Salon entered into Note and Warrant Purchase Agreements with various investors, received gross amounts of $0.9 million and issued warrants to purchase approximately 657,021 shares of common stock. The convertible redeemable feature of the Note and Warrant Purchase Agreements did not stipulate a maximum number of shares issuable upon conversion, which could potentially result in Salon having insufficient shares authorized to satisfy all obligations under convertible instruments, warrant agreements and options. Accordingly, as of July 24, 2002 all outstanding warrants were reclassified to long-term liabilities at their fair value of $175 on that day, along with $16 from the valuation of the new warrants issued. The fair values of all warrants issued were remeasured as of December 31, 2002, resulting in a charge of $101. Of this charge, $93 related to warrants issued in conjunction with prior issuances of preferred stock, and was recorded as a preferred deemed dividend in Salon's results of operations for nine months ended December 31, 2002. Of the $93, $43 is the change in value of warrants during the three months ended December 31, 2002.

     The preferred deemed dividend of $3.2 million for the nine months ended December 31, 2001 represents a non-cash charge resulting from the difference between the offering price of Salon's Series A redeemable convertible preferred stock sold in August and September 2001 and the fair value of Salon's common stock into which the preferred stock is convertible on the dates of the transactions, as well as the effect of an immediate redemption right of the preferred stock issued, after allocating the proceeds between preferred stock and warrants.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:

     As a result of the above factors, Salon recorded a net loss of $1.3 million, or $0.09 per share for the three months ended December 31, 2002 compared to a net loss of $1.4 million, or $0.10 per share for the three months ended December 31, 2001. In addition, Salon recorded a net loss of $4.4 million, or $0.32 per share for the nine months ended December 31, 2002 compared to a net loss of $9.9 million, or $0.73 per share for the nine months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES:

     As of December 31, 2002, Salon had $0.2 million in available cash remaining from the issuance of a convertible redeemable note issued in December 2002. Salon also had $0.5 million of restricted cash held primarily as deposits for various lease arrangements and $0.5 million of restricted cash from a deposit against a future transaction from a stockholder who is also a director of Salon.

     Net cash used in operations was $2.8 million for the nine months ended December 31, 2002, compared to $4.0 million for the nine months ended December 31, 2001. The principal use of cash during the nine months ended December 31, 2002 was to fund the $4.3 million net loss for the period and $0.5 million to restrict the cash deposit received from a stockholder, offset partly by non-cash charges of $1.5 million. The principal use of cash during the nine months ended December 31, 2001 was to fund the $6.6 million net loss for the period and a $0.7 million decrease in liabilities, offset partly by non-cash charges of $2.8 million and $0.5 million in deferred revenue, primarily from the implementation of Salon Premium subscriptions in April 2001.

     No cash was used in investing activities for the nine months ended December 31, 2002, compared to an immaterial amount for the nine months ended December 31, 2001. Salon does not expect any significant capital expenditures during the current fiscal year.

     Net cash provided from financing activities was $1.4 million for the nine months ended December 31, 2002, compared to $3.1 million for the nine months ended December 31, 2001. The principal source of funds for the nine months ended December 31, 2002 was $0.9 million from the issuance of convertible redeemable notes, $0.2 million from the issuance of a promissory note, a $0.5 million deposit against a future transaction from a stockholder, partly offset by $0.2 million of lease payments. The principal source of funds for the nine months ended December 31, 2001 was $3.2 million from the issuance of Series A convertible preferred stock, partly offset by $0.1 million of lease payments.

     As of December 31, 2002, Salon's available cash resources were sufficient to meet working capital needs for approximately one month. Subsequent to December 31, 2002, Salon finalized an agreement with a stockholder who had made a $0.5 million deposit against a future transaction with Salon. Under the terms of the agreement, $0.1 million was made available for general operating use and $0.4 million was transferred to a segregated account. On February 11, 2003 Salon finalized an additional agreement with another investor and received $0.1 million. Effective January 22, 2002, Salon began to restrict access to predominately all of Salon's content to either Salon Premium subscribers or to website visitors who are willing to view some form of advertisement. The additional restriction to Salon content is anticipated to increase Salon Premium subscriptions with a corresponding increase in cash receipts from the new subscriptions. Since this is a substantial change of Salon's business strategy, Salon cannot predict how much and when new cash will be generated from the change. Salon believes with the cash on hand on December 31, 2002, $0.2 million from the above mentioned agreements, incremental new cash to be generated from the restriction of Salon's content, together with collections of accounts receivable, that it will be difficult to meet working capital needs during February 2003.

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

     Salon is contemplating selling its prepaid advertising rights valued at $5.6 million as of December 31, 2002. It is possible that the rights might be sold for $1 million to $3 million in cash, which would result in recording a loss of $2.6 million to $4.6 million. Salon cannot predict when and if such a sale will occur.

     Salon has a ten-year operating lease for office space at its San Francisco location with approximately seven years remaining. Salon is attempting to reduce this commitment and has suspended applicable lease payments effective December 2002. On January 29, 2003 Salon received a demand letter for $0.2 million from the landlord. Payment of this demand would have a great adverse effect on Salon's current financial position. To a lesser extent, Salon has an operating lease for office space in New York, NY with approximately two years remaining. Salon is currently negotiating with the landlord to reduce this commitment.

     Salon's independent accountants have included a paragraph in their report for the fiscal years ending March 31, 2002 and 2001 indicating that substantial doubt exists as to Salon's ability to continue as a going concern because it has recurring operating losses and negative cash flows, and an accumulated deficit. Salon has eliminated various positions, not filled positions opened by attrition, implemented a wage reduction of 15% effective April 1, 2001, and has cut discretionary spending to minimal amounts.

     In October 2002, Salon entered into an Accounts Receivable Purchase Agreement with a bank. Under the terms of the agreement, the bank can make advances of 60% or 80% of the face value of acceptable receivables from Salon, depending on the nature of the receivable. The aggregate advances on receivables outstanding under the agreement cannot exceed $1.0 million, however the amount is capped at $0.3 million until such time as Salon has $2.5 million of unrestricted cash. Amounts advanced under this agreement accrue interest at prime plus 1% per annum on the average daily balance outstanding and are subject to a fee of 1.25% per month on the average daily balance outstanding. Upon collection of the outstanding receivable used as collateral for the advance, the corresponding advance is paid back to the bank along with applicable fees. As part of the agreement, Salon issued 37,500 warrants to the bank. The warrants were valued at $2,000 using the Black-Scholes option-pricing model, applying an contractual life of seven years, a weighted average risk-free rate of 4.375%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of seven cents. The prime interest rate charged by the bank during the quarter ended December 31, 2002 was 4.25%. Salon has received $47,000 under this agreement of which it has paid back $37,000 as of December 31, 2002. Salon received has approximately $10,000 net during the month of January 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and
(2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Division of a Business." Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this standard did not have an effect on Salon's financial statements.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Salon believes that the adoption of this standard will have no material impact on its financial statements.

RISK FACTORS

FACTORS THAT MAY AFFECT SALON'S FUTURE RESULTS AND MARKET PRICE OF STOCK

SALON WILL VERY LIKELY CEASE OPERATIONS IN ITS CURRENT FORM IF IT IS UNABLE TO RAISE ADDITIONAL WORKING CAPITAL DURING FEBRUARY 2003

     As of December 31, 2002 Salon has $0.2 million of available cash and received $0.2 million from finalizing two Note and Warrant Purchase Agreements, with a stockholder who is also a Director of Salon in January 2003 and a related party investor in February 2003. With this limited cash resource, Salon needs to raise additional working capital within February 2003 to remain in operation. If Salon raises additional funds by selling equity securities, or instruments that convert into equity securities, the percentage ownership of Salon's existing stockholders will be reduced and its stockholders will likely experience substantial dilution. Salon cannot be sure that additional financing will be available on terms favorable to Salon, or at all.

     The "going-concern" opinion from Salon's independent accountants limits Salon's ability to access certain types of financing, and the circumstances which prompted this opinion may limit or prevent Salon from obtaining suitable financing, if at all.

SALON LACKS SIGNIFICANT REVENUES AND HAS A HISTORY OF LOSSES

     Salon has a history of significant losses and expects to incur operating losses in the near future. For the nine months ended December 31, 2002, Salon had net losses attributable to common stockholders of $4.4 million and had an accumulated deficit of $81.0 million. If and when Salon does achieve profitability, Salon may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

     Salon believes with its cash on hand, together with collections of accounts receivable, $0.2 million from finalizing two Note and Warrant Purchase Agreement in January and February 2003, that it will be difficult to meet working capital needs during February 2003. Salon needs to raise additional funds within February 2003 and is currently in the process of exploring financing options. If Salon is unable to complete the financial transactions it is pursuing or if it were unable to fund its liquidity needs, then Salon would not be able to continue operations.

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

IN JANUARY 2003 SALON INSTITUTED SITE CHANGES THAT WILL AFFECT ITS REVENUE

     In January 2003, Salon began to restrict access to substantially all of its new content to Salon Premium subscribers or to non Salon Premium subscribers willing to view some form of advertising. It is anticipated that the number of unique visitors to Salon's websites will decrease with a corresponding decrease in page views. Salon estimates that within the last six months it has been generating monthly unique visitors of between 2.5 million and 3.3 million. The decrease in page views is anticipated to equate to a decrease in the number of impressions available to sell to general advertisers with offsetting new revenues from rich media presentations which create a "day pass" to view the site and an increase in Salon Premium subscriptions. Considering these factors, the future revenue picture is uncertain. Salon believes advertisers are very receptive to rich media presentations that create a "day pass". Salon believes that restricting access to its content will substantially increase Salon Premium subscriptions, but cannot estimate to what extent.

SALON OPERATIONS REQUIRE ATTRACTIVE CONTENT, SUBSCRIBER INTEREST AND CONFIDENCE BY SUBSCRIBERS AND SUPPLIERS THAT THE SUBSCRIPTION OFFERING WARRANTS THEIR LONG-TERM SUPPORT AND INVESTMENT. THE ABSENCE OF ANY OF THESE FACTORS COULD IMPAIR THE RESULTS, REVENUE AND CASH FLOW FROM SUBSCRIPTIONS.

     As of December 31, 2002 Salon has experienced a renewal rate for one-year subscription to Salon Premium of approximately seventy-one percent. Salon cannot predict if this rate will continue in the future. In addition, Salon will not know what renewal rate it can expect for individuals who have signed up for the now terminated two-year Salon Premium subscription plan, or if they will switch to the one year plan, until the quarter ending June 30, 2003, when those renewals are set to begin.

SALON HAS DEPENDED ON ADVERTISING SALES FOR MUCH OF ITS REVENUES, AND ITS INABILITY TO MAINTAIN OR INCREASE ADVERTISING REVENUES WILL HARM ITS BUSINESS

     Salon has historically depended on the sale of advertising for the majority of its revenue. The January 2003 site changes will change the mix of revenue, lowering traditional forms of advertising, increasing new forms and changing subscription patterns. The net effect is currently unknown and could be negative or positive.

     Maintaining or increasing Salon's advertising revenues depends upon many factors, including whether it will be able to:

     o    successfully sell and market it new access-permitting advertisements;

     o    entice non Salon Premium website visitors to view new ad formats;

     o maintain a significant number of unique site visitors and corresponding significant reach of Internet users;

     o maintain a significant number of sellable impressions available to advertisers;

     o grow the number of Salon Premium subscribers willing to view website advertisements

     o    successfully sell and market it network to advertisers;

     o    maintain or increase its user base;

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

THE LENGTH OF SALON'S SALES CYCLES IS UNCERTAIN AND VARIABLE AND MAY LEAD TO SHORTFALLS IN REVENUES AND FLUCTUATIONS IN ITS OPERATING RESULTS

     Salon's dependence on advertising subjects it to the risk of revenue shortfalls because the sales cycles for advertising vary significantly, and during these cycles Salon may expend substantial funds and management resources while not obtaining advertising revenues. If sales are delayed or do not occur, Salon's financial results for a particular period may be harmed. The time between the date of initial contact with a potential customer and the signing of an advertising order may range from as little as one week to up to several months. Sales of advertising are subject to factors over which Salon has little or no control, including:

     o    advertisers' budgets;

     o    the acceptability of "day passes" to advertisers;

     o    internal acceptance reviews by advertisers and their agencies;

     o    the possibility of cancellation or delay of projects by advertisers.

SALON'S ADVERTISING CREDITS MAY BE SOLD AT A DISCOUNT, RESULTING IN A SIGNIFICANT CHARGE TO OPERATING RESULTS

     Salon has $5.6 million of remaining prepaid advertising rights generated from the sale of 1,125,000 of shares of Salon's common stock to Rainbow Media Holdings, Inc., a subsidiary of Cablevision Systems Corp. in December 1999. Salon continues to use these rights, but is also contemplating selling the advertising rights at a discount, which may result in a substantial charge to operations. Rainbow Media Holdings views the rights as non-assignable and this may affect the action taken.

CABLEVISION SYSTEMS CORP. FINANCIAL STRUCTURE HAS CHANGED, POTENTIALLY AFFECTING THE UTILIZATION OF ADVERTISING CREDITS OR THE ABILITY TO SELL THE CREDITS

     On December 9, 2002 Cablevision Systems Corp. concluded a sale of its Bravo network to NBC. The Bravo network was part of Rainbow Media Holdings, Inc., a subsidiary of Cablevision Systems Corp., which Salon used to run its advertisements and utilize its advertising credits. Salon does not know what effect this ownership change will have in its ability to utilize its advertising credits or how it may impact Salon's efforts to sell these credits.

OUR STOCK HAS BEEN AND WILL LIKELY CONTINUE TO BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, MANY OF WHICH WILL BE BEYOND OUR CONTROL, THAT MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT

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

IF OUR SHARE PRICE IS VOLATILE, WE MAY BE THE TARGETS OF SECURITIES LITIGATION, WHICH IS COSTLY AND TIME-CONSUMING TO DEFEND

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

SALON'S PRINCIPAL STOCKHOLDERS CAN EXERCISE A CONTROLLING INFLUENCE OVER SALON'S BUSINESS AFFAIRS AND THEY MAY MAKE BUSINESS DECISIONS WITH WHICH NON-PRINCIPAL STOCKHOLDERS DISAGREE THAT WILL AFFECT THE VALUE OF THEIR INVESTMENT

     Salon has one officer and seven directors, one of which is associated with a company that has an investment in Salon, that in the aggregate, beneficially own approximately 36 percent of the voting rights granted by ownership of common and preferred stock as of December 31, 2002. If Salon were to aggregate this class of ownership with all other 5 percent and greater shareholders, this combined group of shareholders would beneficially own approximately 57 percent of the voting rights granted by ownership of common and preferred stock as of December 31, 2002. If the principal stockholders were to act together, these stockholders would be able to exercise control over most matters requiring approval by other stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if principal stockholders oppose non-principal stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of Salon, which could cause Salon's stock price to decline.

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

     As of December 31, 2002 Salon had leasehold improvements recorded at cost at $1.0 million with a net book value of $0.6 million, as well as $0.5 million of office lease deposits and restricted cash. The leasehold improvements are being depreciated over the term of its respective lease. If Salon were to shorten the lease term of various lease agreements for any reason, or terminate lease agreements, these assets could be adversely affected. In Salon's San Francisco offices, in particular, Salon subleased approximately 50 percent of its office space to a third party, offsetting Salon's overall costs. This agreement will not be present in March 2003 and should Salon be unable to find a replacement tenant, Salon would be adversely affected.

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of Salon's management, including Salon's principal executive officers and principal financial officer, Salon conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 134, as amended, within the 90 day period prior to the filing date of this report. Based Salon's evaluation, Salon's principal executive officer and principal financial officer concluded that Salon's disclosure controls and procedures are effective.

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


--------------------------------------------------------------------------------
PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS.

     Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On December 18, 2002, Salon issued a Convertible Promissory Note (Note) to an investor, and issued warrants to purchase approximately 300,000 shares of common stock at $0.0575 per share, for net proceeds of approximately $0.2 million. The proceeds from the issuance of the Note are to be used for working capital and other general corporate purposes. The Note and warrants were issued pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

     The Note can be converted into financing securities or Salon's common stock. The holder of the Note has not elected to convert the Note into financing securities or Salon's common stock

     The Note automatically converts upon the closing of the Salon's first sale of its preferred or common stock with aggregate gross proceeds to Salon of at least $2.0 million (including the conversion of the outstanding principal of the Note and other converted indebtedness of Salon). In the event that Salon issues new financing securities by September 30, 2003, the number of shares of the financing securities to be issued upon conversion of the Note shall equal the aggregate amount of the Note divided by the price per share of the financing securities issued and sold. If no new financing occurs by September 30, 2003, the Note converts to shares of common stock based on the average closing price of Salon's common stock over the sixty trading days ending on September 30, 2003 as reported on such market(s) and/or exchanges where the common stock has traded.

     In the event of bankruptcy or insolvency proceedings, the Note becomes immediately due and payable. Salon granted the purchaser of the Note a security interest in substantially all of Salon's assets. The indebtedness of the Note is subordinated to certain bank indebtedness, as incurred.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable

ITEM 5. OTHER INFORMATION.

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS.


4.2.13*       Note Dated as of October 3, 2002

4.2.14***     Note and Warrant Purchase Agreement, dated as of December 18, 2002

4.2.15***     Form of Convertible Promissory Note, dated December 18, 2002

4.2.16***     Form of Common Stock Purchase Warrant, dated December 18, 2002

99.6 Certification of Michael O'Donnell, Chief Executive Officer and President of the Registrant pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002

99.7 Certification of Robert O'Callahan, Chief Financial Officer of the Registrant pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002

99.8**        Press release dated November 20, 2002


* Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on October 15, 2002

** Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on December 2, 2002

*** Incorporated by reference to the exhibit filed with the Registrant's Current
    Report on Form 8-K filed on December 31, 2002


(B) REPORTS ON FORM 8-K.

     On October 15, 2002 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of unsecured promissory notes for which it received gross proceeds of $200,000 in cash.

     On December 2, 2002 Salon filed a Current Report on Form 8-K under Item 5 announcing that Salon's common stock began trading in the Over-The-Counter (OTC) Bulletin Board effective November 21, 2002.

     On December 31, 2002 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of a convertible promissory note and warrants for which it received gross proceeds of $200,000 in cash.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned, thereunto duly authorized.


                                    SALON MEDIA GROUP, INC.


Dated: 2/14/03                      /s/ Michael O'Donnell
                                    -------------------------------------------
                                    Michael O'Donnell, Chief Executive Officer
                                      and President


Dated: 2/14/03                     /s/ Robert O'Callahan
                                   --------------------------------------------
                                   Robert O'Callahan, Chief Financial Officer,
                                     Treasurer and Secretary

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


Date: February 13, 2002

/s/ Robert O'Callahan
---------------------------
Robert O'Callahan
Chief Financial Officer,
Treasurer and Secretary

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date:
February 13, 2002


/s/ Michael O'Donnell
-----------------------------
Michael O'Donnell
Chief Executive Officer and President