Form 10-K
period 2003-03-31
SALON MEDIA GROUP INC
filed 2003-06-30
CIK 1084332

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED MARCH 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes [_] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's common stock on September 30, 2002 was approximately $560,000. Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 9, 2003 was 14,155,276 shares.

Parts of the definitive proxy statement for Registrant's 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.
================================================================================

--------------------------------------------------------------------------------
FORM 10-K
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------

                                                                           PAGE
PART I                                                                    NUMBER

ITEM 1.    Business.......................................................    4

ITEM 2.    Properties.....................................................   12

ITEM 3.    Legal Proceedings..............................................   12

ITEM 4.    Submission of Matters to a Vote of Security Holders............   12

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................   13

ITEM 6.    Selected Consolidated Financial Data...........................   14

ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Result of Operations.......................................   15

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk.....   38

ITEM 8.    Consolidated Financial Statements and Supplementary Data.......   39

ITEM 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures......................................   65

PART III

ITEM 10.   Directors and Executive Officers of the Registrant.............   66

ITEM 11.   Executive Compensation.........................................   66

ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.....................   66

ITEM 13.   Certain Relationships and Related Transactions.................   66

ITEM 14.   Controls and Procedures........................................   66

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.......................................................   67

SIGNATURES ...............................................................   72

--------------------------------------------------------------------------------
FORM 10-K
SALON MEDIA GROUP, INC.
INDEX - (CONTINUED)
--------------------------------------------------------------------------------



Certifications............................................................   74

Consent of Independent Accountants........................................   76

Exhibits..................................................................   77

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

         Salon's actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Condition and Result of Operations" and "Factors That May Affect Salon's Future Results and Market Price of Stock." In this report, the words "anticipates," "believes," "expects," "estimates," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1.  BUSINESS

OVERVIEW

         Salon Media Group, Inc. is an Internet media company that provides online news and information. An online pioneer, Salon offers award-winning journalism from breaking news and in-depth analysis to provocative commentary on politics, technology, culture and entertainment. Salon also offers an audio streaming Website, and hosts two online communities -Table Talk and The Well. Salon believes that its network of Websites combines the thoughtfulness of print, the timeliness of television and the interactivity of talk radio.

         Salon was originally incorporated in July 1995 in the state of California and reincorporated in Delaware in June 1999. On June 22, 1999, Salon had its initial public offering, with its common stock quoted on the NASDAQ National Market under the symbol SALN. Effective May 16, 2001 Salon adopted the name Salon Media Group, Inc. Due to Salon's inability to meet the continued listing requirements of the NASDAQ Market, on November 21, 2002 Salon's common stock began trading in the OTC (Over-The-Counter) Bulletin Board marketplace under the symbol SALN.OB.

WEBSITES

         The main entry and navigation point to Salon's nine primary subject-specific Websites is Salon's home page at www.salon.com. Salon's content provides a continuously updated array of news, features, interviews and regular columnists and include the following:

News & Politics         Salon News & Politics features breaking stories,
                        investigative journalism and commentary, as well as interviews with newsmakers, politicians and pundits.

Opinion Provocative commentary daily from Joe Conason and weekly from Tina Brown and Andrew Sullivan. In addition, author and broadcaster Arianna Huffington contributes regularly to the Website.

Technology &            Smart, opinionated coverage of Internet news and digital
Business                culture from today's best technology writers, along with
                        in-depth features about the business world and the economy. Technology & Business offers daily feature stories and reviews of books, hardware, software and Websites.

Arts &                  Arts & Entertainment features movie, music and
Entertainment           television reviews and interviews. The Website includes
                        frequent television features; extended film coverage including actor and director interviews; Real Life Rock
                        Top 10, Greil Marcus' weekly music column; and Masterpiece, a weekly spotlight on a great work of art, from pop culture to opera.

Life Life features articles by thought-provoking writers about family life, motherhood and women's lives and issues. Includes the weekly "Mothers Who Think" feature and a biweekly column by Anne Lamott.

Books Books include ahead-of-the-curve daily book reviews and interviews with today's most interesting writers.

Comics The Website features the works of comic luminaries Tom Tomorrow, Ruben Bolling, Carol Lay and Keith Knight.

Sex This site hosts articles about sex, society and culture, and features "Since You Asked," the advice column of Cary Tennis.

Salon Audio             Salon Audio offers hundreds of free recordings of short
                        stories, novel excerpts, poems, essays, and interviews.
                        Authors include such American legends as Ernest
                        Hemingway and Edgar Allen Poe, plus contemporary favorites such as John Grisham, Michael Crichton, Anne
                        Rice, Tom Wolfe, John Updike, Maya Angelou, Henry
                        Rollins and many more.

         Salon has two online subscription communities, The Well and Table Talk, which allow users to discuss Salon content and interact with other users and Salon's editorial staff. Salon frequently arranges for featured guests, including well-known commentators and writers, to join discussions on The Well. The Well is a member-only discussion community while Table Talk is available for all Internet users to read, but only subscribers may post. The two online communities had a total of approximately 4,300 paying subscribers as of March 31, 2003.

         Salon believes that its original, award-winning content allows Salon to attract and retain users who are younger, more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its network of Websites and online communities a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online. Web awards that Salon has won since 2000 include:

2003
  "Top 100 Classics - News and Entertainment Categories" - PC Magazine

2002
  "Best 50 Websites" - Time Magazine
  "Best Print and Zine" - Webby Awards
  "Best of the Web - Book Clubs" - Forbes
  "Outstanding Digital Journalism Overall Coverage" - GLAAD

2001
  "Best Online Magazine" - Yahoo Internet Life
  "Best Independent Enterprise Journalism" - Online Journalism Awards "Top 100 Websites" - PC Magazine

2000
  "General Excellence in Online Journalism Original to the Web" - Online
   Journalism Awards
  "Enterprise Journalism Original to the Web" - Online Journalism Awards "Best Technology Website" and "Best Parenting Website" - Forbes

TRAFFIC AND DEMOGRAPHICS

         The number of unique visitors to a Website is used as a measure of it vitality and popularity. Salon analyzes its server log files to determine this metric. As defined by Salon, a unique visitor is an individual (non-duplicated) visitor to its network of Websites. Salon's unique visitors stayed constant at approximately 3.5-3.8 million per month during the years ended March 31, 2002 and March 31, 2001. However, during the year ended March 31, 2003, the number of unique visitors declined as evidenced by the 2.6-3.0 million per month unique visitors experienced during the last six months of the year. The decline in unique visitors is largely attributable to the reduction of daily content and the launch of a new business model that requires that readers subscribe or view an ad before gaining access to full text of articles.

         Salon believes its viewers are attractive to advertisers and brand campaigns. According to a Spring 2003 survey by @Plan, an independent research firm, Salon's user base has the following characteristics: (a) 62% are between the ages of 25 and 49; (b) an average household income of $82,700; (c) 74% have earned a college degree and 41% have earned a post-graduate degree; (d) 41% have professional or managerial positions; (e) 96% shop online; and (f) 71% are online every day.


INTERNET ADVERTISING

         The Internet was originally thought to be a unique medium for advertisers because it would allow more flexibility, interactivity and measurement capabilities than traditional media, such as newspapers, magazines, television and radio, while providing users with immediate access to information about advertisers and their products. It was hoped that the Internet would allow advertisers to gather demographic information about users and to deliver targeted messages and products to specific consumer groups. Advertisers purchased advertising on Websites based on revenues anticipated to be generated from "click-throughs" and registrations by individuals. Today, many advertisers continue to purchase adverting based on this short-term criteria. Salon strives not to sell space on its Websites on a click-through basis as it has found this type of advertising not to be profitable and instead, markets its space to advertisers forging brand loyalty.

         Jupiter Research estimated that calendar year 2002 Internet advertising was $5.6 billion and expects 10% growth to $6.2 billion in calendar year 2003. Internet advertising is projected to grow to $14 billion by 2007. Most of the growth in Internet advertising experienced in the industry during calendar year 2002 was centered on the largest Websites. The Online Publishers Association
(OPA), which represents the largest media Websites such as Knight Ridder Digital and New York Times Digital, reported that advertising revenues grew on average 36 percent from October 2002 to December 2002 as compared to the comparable period in the prior year, and grew on average 41 percent from January 2003 to March 2003 as compared to the comparable period in the prior year. In both time periods, Salon's advertising revenues declined reflecting the fact that the majority of advertisers direct their spending to the largest Websites, as well an apprehension by advertisers to place orders with Salon given Salon's going concern uncertainty and corresponding uncertainty of Salon's ability to fulfill an order.

PAY FOR ONLINE CONTENT

         When activity first surged on the Internet, access to content was not restricted and free of charge. A few Websites, notably the Wall Street Journal's online edition, realized that to be profitable, they had to charge for access to content. This initiative was originally viewed with skepticism by other Internet media companies, but is now more widely adopted. The OPA has reported, based on a study by comScore Networks, that U.S. consumers spent $1.3 billion for online content in calendar year 2002, representing one in ten online users, a 95% increase over calendar year 2001. However, personals/dating, business/investment and entertainment/lifestyle pay for content Websites accounted for approximately $0.8 billion of the spending during calendar year 2002, while Salon's category, general news, was estimated to have generated $70 million of the total. The general news category of Websites against which Salon competes for subscription dollars includes Websites such as CNN.com, NYTimes.com and USAToday.com. Salon's niche in this category is its independence and award winning content.

REVENUE SOURCES

         Salon's revenue sources are advertising, subscriptions services, which include Salon Premium and The Well/Table Talk, and syndication of content that has previously appeared on Salon's Websites.

         Advertising revenues, which are derived from the sale of promotional space on its Websites, are the primary source of revenue for Salon. Services that have been offered range from short-term advertisements to long-term arrangements and have included the development of co-branded, integrated Websites. During the years ended March 31, 2003 and March 31, 2002, most advertisements were of short duration, generally less than ninety days, and did not include any co-branded, integrated Websites. Barter revenue, in which Salon exchanges advertising space on its Websites for reciprocal advertising space on other Websites, has not been a source of revenue for the years ending March 31, 2003 and 2002, and represented only 0.9% of revenues for the year ended March 31, 2001.

         Salon's advertising obligations typically include the guarantee of a minimum number of impressions, or times that an advertisement appears in pages viewed by users of Salon's Websites. To the extent the minimum guaranteed impressions are not delivered, Salon defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved. No customer accounted for over ten percent of either total revenue or advertising revenue for the year ended March 31, 2003. One customer, Lexus, accounted for 13% of advertising revenue and 8% of total revenue for the year ended March 31, 2002. One customer, Ask Jeeves, accounted for 11% of advertising revenue and 10% of total revenue for the year ended March 31, 2001.

         Salon began offering Salon Premium, a paid subscription service, in April 2001. Salon Premium's initial rates were $6 for a one-month subscription, $30 for a one-year subscription and $50 for a two-year subscription. The two-year subscription option was suspended in November 2002. Benefits of Salon Premium included access to exclusive new content; the option to view Salon content without advertising banners, pop-ups or other forms of advertisements; access to all content and the ability to easily download content in text format, a convenience that enables readers to view additional Salon articles when not connected to the Internet. From the onset of Salon Premium, non Salon Premium visitors to Salon's Websites could access abridged versions of text. Access to unabridged text was reduced in October 2001 when the then distinct News and Politics Websites were made available exclusively to Salon Premium members. In September 2002, Salon began to offer access to Salon's content for $18.50 per year to individuals willing to view advertisements. In January 2003, Salon began to restrict access to substantially all of its content to Salon Premium subscribers or to non Salon Premium subscribers willing to view some form of advertisement. Current rates for annual subscriptions are $30 without ads and $18.50 with advertisements.

         Salon Premium revenue is recognized ratably over the period that services are provided. For the year ended March 31, 2003, Salon received $1.6 million in cash and recognized $1.3 million of revenue for this service from approximately 70,000 subscription sales. For the year ended March 31, 2002, in which Salon Premium operated for approximately eleven months, Salon received $1.1 million in cash and recognized $0.6 million of revenue from approximately 35,100 subscription sales. Salon had approximately 62,000 active subscribers and a renewal rate of 71 percent as of March 31, 2003.

         Salon offers The Well and Table Talk, monthly subscription services, for access to on-line discussion forums. Revenue is recognized ratably over the subscription period. For the year ended March 31, 2003, Salon received for this service $0.6 million in cash and recognized a like amount of revenue with 4,300 active members as of March 31, 2003.

           Salon generates nominal revenue from the licensing of content that previously appeared in Salon's Websites and for providing links to a third party's Website. The third party offers personals/dating services.

SALES AND MARKETING

         Salon has sales offices in New York City and San Francisco with seven active sales employees as of March 31, 2003, down from ten employees as of March 31, 2002. In addition, Salon has two employees engaged in marketing based in its San Francisco office.

         During the year ended March 31, 2003, Salon incurred $0.8 million in advertising costs to promote and attract viewers to its network of Websites compared to $0.7 million for the year ended March 31, 2002. During the year ended March 31, 2001, Salon incurred $1.2 million in advertising costs. Advertising costs for each of the years ended March 31, 2003, March 31, 2002 and March 31, 2001 include the use of approximately $0.8 million of non-cash advertising credits, which resulted from an investment in Salon by Rainbow Media Holdings in the form of prepaid advertising rights that provides advertising in various television networks without the use of cash. During the year ended March 31, 2003, Rainbow Media Holdings transferred an obligation to provide Salon with approximately $5.0 million of advertising credits to NBC's Bravo channel, while still retaining an obligation to provide Salon with approximately $3.0 million of advertising credits.

           Salon has determined that the optimum utilization of these rights is not to use them to promote Salon's Websites, but instead, market them to third parties in an effort to generate working capital. If the rights are not sold, Salon estimates that it will use approximately $0.8 million of the rights to promote Salon during the year ended March 31, 2004. Due to efforts to conserve working capital, Salon does not anticipate any cash related marketing expenditures during the year ending March 31, 2004.

COMPETITION

         Salon competes for advertising revenues from the major portals such as Yahoo.com, major search engines such as Google and major online media publications such as CNN.com. These major Websites attract the majority of advertising dollars, leaving a small percentage of advertising dollars to all the remaining Websites. Some of Salon's competitors provide cross platform advertising mediums such as print and Internet advertising. These competitors enjoy substantial competitive advantages over Salon since advertisers sometimes look for cross platforms to advertise their goods and services. These competitive factors, as well reluctance by advertisers to place orders with Salon given Salon's going concern uncertainty and corresponding uncertainty of Salon's ability to fulfill an order, have led to a decline in advertising revenues.

         Salon competes for pay for online content, or subscriptions, with the major Internet media Websites such as CNN.com, NYTimes.com and USAToday.com. Salon's pricing for its annual subscriptions of $30 without advertisements and $18.50 with advertisements, are under the 2002 average of approximately $49 as reported by the OPA, which Salon feels allows it to compete with the major media Websites. Salon believes that its award winning content and independence attract individuals to Salon's Websites, and to ultimately subscribe to its Salon Premium pay for online content service.

SALON'S STRATEGY

INCREASING CIRCULATION

         Salon has limited cash resources to market its Websites in order to increase circulation. However, Salon does have unique, compelling and highly acclaimed editorial content desirable by major portals and ISP's searching for content for their Websites. Salon has entered into an agreement with AOL to provide content to the news portion of its Website. AOL is to republish one Salon article per week on its news channel and provide links back to 2-3 additional news articles on the Salon.com Websites. It is hoped that this agreement will increase circulation. Salon will attempt to secure similar agreements with other ISP's during the coming year.

CONTINUE TO ESTABLISH INNOVATIVE ADVERTISING PROGRAMS

         In January 2003, Salon began to enable those readers who were not Salon Premium subscribers' to access all new content if they were willing to view some form of rich media advertising which Salon refers to as an "Ultramercial." In May 2003, Salon implemented a new ad format to non Salon Premium subscribers who visited Salon's home page, which requires Website visitors to view a rich media "Ultramercial" before gaining access to Salon's content. The new format results in a Website visitor actually interacting with an advertisement for approximately 30 seconds and in return is given a pass to access the site for 12-18 hours. Salon's strategy is to continue to promote the benefits of this new ad format.

EXPAND SUBSCRIPTION-BASED REVENUES

         Salon began to encourage Website visitors to subscribe to Salon Premium with its launch in April 2001. Subscriptions increased in December 2001 with the implementation of $6.00 monthly plan, and increased further in September 2002 with the implementation of an $18.50 annual plan that enabled access to Salon content for individuals willing to view some form of advertisement (the original $30 plan enabled readers to view Salon content without banners and pop-ups). Inducements to join Salon Premium have included bundling in magazine subscriptions and other related promotions. Salon intends on increasing and/or modifying these promotional programs. Subsequent to March 31, 2003, Salon rolled out three new benefits including enabling subscribers at the $30 level to receive a one year subscription to "Wired" magazine and to access Salon content from one's PDA and cell phone. The current and planned features to increase subscribers to Salon Premium are also geared to maximize the 71 percent renewal rate Salon has experienced through March 31, 2003.

         In order to increase Salon Premium revenue, Salon has entered into two agreements in which third parties will aggregate Salon's content with other content providers. The combined content is to be sold to individuals for a monthly charge. Salon estimates that one of the third parties will initiate this service in July 2003 and is uncertain when the other third party will initiate its service. Salon is unable to predict how successful this strategy will be.

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

         Salons Websites are supported by a variety of servers using the Solaris and Linux operating systems. Salon's top technical priority is the fast delivery of pages to its users. Salon's systems are designed to handle traffic growth by balancing the amount of traffic among multiple servers. Salon relies on server redundancy to help achieve its goal of 24 hour, seven-day-a-week Website availability. Regular automated backups protect the integrity of Salon data. Salon servers are maintained by a third-party facility that provides bandwidth on demand to meet the fluctuating needs of Salons network. The third party offers high-speed connections to the Internet, helping ensure fast serving and delivery of Salon's Websites, and monitors all servers via human or technical means on a continuous basis. Salon follows password management procedures to protect access to its servers. Uninterruptible power supplies for protection against power outages support all of Salon's servers.

         Software to maintain and manage Salon Premium was created in-house. In May 2003, Salon re-developed and re-deployed its subscription sign-up system in order to improve customer experience and level of customer support, and to increase the flexibility of service offerings. During the year ended March 31, 2003, account and subscription management systems were re-engineered in order to apply additional control mechanisms and to improve the level of performance reporting related to the subscription service offering.

PROPRIETARY RIGHTS

         Salon's success and ability to compete is dependent in part on the goodwill associated with our trademarks, trade names, service marks and other proprietary rights and on our ability to use U.S. laws to protect our intellectual property, including our original content, content provided by third parties, and content provided by columnists. Salon also claims common law protection on certain names and marks that it has used in connection with business activities.

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

EMPLOYEES

         As of March 31, 2003, Salon had 4 part-time and 55 full-time employees. Salon believes its employee relations are good. None of Salon's employees are represented by a labor union or are subject to a collective bargaining agreement. Salon's future success is highly dependent on the ability to attract, hire, retain and motivate qualified personnel.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information with respect to executive officers of Salon as of March 31, 2003:

Name                       Age  Position
------------------------- ----- ------------------------------------------------
David Talbot                51  Chairman of the Board, Editor-in-Chief
Michael O'Donnell           39  Chief Executive Officer, President
Elizabeth Hambrecht         40  Chief Financial Officer, Treasurer and Secretary
Scott Rosenberg             43  Senior Vice President, Editorial Operations
Patrick Hurley              41  Senior Vice President, Business Operations

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

         ELIZABETH HAMBRECHT has served as Salon's Chief Financial Officer, Treasurer and Secretary since April 2003. From 1999 to March 2003, she was the co-founder and Director of Asiacontent.com. From 1997 to 2000 she was the co-founder, Chief Financial Officer and Director of Boom.com. From 1992 to 1995 she was Executive Director at Goldman Sachs (Hong Kong) Ltd. From 1987 to 1992 she was Assistant Director at Barings Securities (Hong Kong) Ltd. Ms Hambrecht holds a Bachelor of Arts degree in history from Vassar College.

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

ITEM 2.  PROPERTIES

         As of March 31, 2003, Salon leases the 15th and 16th floors at 22 Fourth Street, San Francisco, California, representing approximately 20,800 square feet of office space at approximately $70,000 per month, with the lease expiring in December 2009.

         On March 27, 2003, Salon received a "Verified Complaint for Damages" for failure to make rental payments as stipulated in its lease agreement for its office space in San Francisco. On June 20, 2003, the landlord filed a "Notice of Entry of Default" with the Superior Court of the State of California for the County of San Francisco whereby the landlord made a demand for damages of approximately $300,000. On June 27, 2003, Salon and its landlord amended the lease agreement, for which Salon will only lease the 16th floor, to terminate on February 28, 2005 and a monthly rent of approximately $21,000. In return, Salon will forfeit a $0.4 million deposit held by the landlord. The amended lease agreement will cure the "Notice of Entry of Default."

         Salon leases approximately 7,000 square feet of space at 126 Fifth Avenue, New York, New York. The rent for this space currently is approximately $18,000 per month, and the lease expires in December 2004. Subsequent to March 31, 2003, Salon subleased the premises at approximately $11,000 per month for the duration of the original lease.

         Salon leases nominal office space at 41 East 11th Street, 11th Floor, New York, NY for approximately $9,000 per month with the lease terminating on May 31, 2004.

ITEM 3.   LEGAL PROCEEDINGS

         Except as described in Item 2; "Properties," Salon is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

         On June 22, 1999, Salon had its initial public offering, with its common stock quoted on the NASDAQ National Market under the symbol SALN. Due to Salon's inability to meet the continued listing requirements of the NASDAQ Market, on November 21, 2002 Salon's common stock instead began trading in the OTC (Over-The-Counter) Bulletin Board marketplace under the symbol SALN.OB

         Information with respect to the quarterly high and low market prices for Salon's common stock for its fiscal years 2003 and 2002, based on sales transactions reported by NASDAQ and in the OTC (Over-The-Counter) Bulletin Board, is provided below:

                                    FISCAL YEAR ENDED                   FISCAL YEAR ENDED
                                     MARCH 31, 2003                       MARCH 31, 2002
                             --------------------------------     -------------------------------
FOR THE QUARTERS ENDED            HIGH             LOW                  HIGH            LOW
                             ---------------- ---------------     -------------------------------
      June 30                     0.17             0.02                 0.59           0.18
      September 30                0.14             0.04                 0.65           0.12
      December 31                 0.09             0.01                 0.26           0.10
      March 31                    0.08             0.04                 0.21           0.12

         There were 241 holders of record of Salon common stock as of June 9, 2003. The closing price of Salon's common stock on June 9, 2003 was $0.06 per share.

         Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                                    Dollar amounts in thousands, except per share
                                         -----------------------------------------------------------------
Year Ended March 31,                        2003          2002          2001          2000          1999
-------------------------------------    ---------     ---------     ---------     ---------     ---------
Net revenues                             $   4,003     $   3,619     $   7,202     $   8,002     $   2,921
Net loss (1)                             $   5,597     $   8,000     $  19,155     $  21,890     $   6,233
Net loss attributable to common
       stockholders (2)                  $   5,678     $  11,286     $  19,155     $  33,405     $   6,504
Basic and diluted net loss per share
attributable to common stockholders      $    0.41     $    0.83     $    1.48     $    3.63     $   16.63
Weighted average common shares
     outstanding used in computing
     per share amounts                      13,938        13,547        12,962         9,204           391
Cash and cash equivalents                $     162     $   1,542     $   3,047     $  17,982     $     754
Prepaid advertising rights               $   5,480     $   6,266     $   7,075     $   7,884     $    --
Total assets (3)                         $   7,590     $  11,342     $  16,298     $  35,284     $   7,808
Capital leases - long-term portion       $      18     $      77     $     325     $     324     $    --
Total long-term liabilities              $     569     $     229     $     601     $     473     $      75

(1) Net loss for year ended March 31, 2003 includes write-down of long-lived assets of $345 related to certain leasehold improvements. The net loss for the year ended March 31, 2002 includes a write-down of long-lived assets of $782 due to impairments. The net loss for the year ended March 31, 2001 includes a write-down of long-lived assets of $3,517 due to impairments.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

OVERVIEW

         Salon Media Group, Inc. is an Internet media company that produces a total network of nine primary subject-specific Websites, and two online communities - The Well and Table Talk. Salon was incorporated in July 1995 and launched its initial Websites in November 1995.

         A significant portion of Salon's revenues is advertising revenues, derived from the sale of promotional space on its Websites. Services that have been offered range from short-term advertisements to long-term arrangements and may have included the development of co-branded, integrated Websites. During the years ended March 31, 2003 and March 31, 2002, most advertisements were of short duration, generally less than ninety days, and did not include any co-branded, integrated Websites. Barter revenue, in which Salon exchanges advertising space on its Websites for reciprocal advertising space on other Websites, has not been a source of revenue for the years ending March 31, 2003 and 2002, and represented only 0.9% of revenues for the year ended March 31, 2001.

         Salon began offering Salon Premium, a pay for online content subscription service, in April 2001. Salon Premium's rates are $6 for a one-month subscription, $30 for a one-year subscription without ads, $18.50 for a one-year subscription with ads and $50 for a two-year subscription. The two-year subscription option was suspended in November 2002. Benefits of Salon Premium include unrestricted access to new content; the option to view Salon content without advertising banners, pop-ups or other forms of advertisements (with the exception of the $18.50 plan); access to all content and the ability to easily download content in text format, a convenience that enables readers to view additional Salon articles when not connected to the Internet. From the onset of Salon Premium, non Salon Premium visitors to Salon's Websites could access abridged versions of text. Access to unabridged text was reduced in October 2001 when the then distinct News and Politics Websites were made available exclusively to Salon Premium members. In January 2003, Salon began to restrict access to substantially all of its content to Salon Premium subscribers or to non Salon Premium subscribers willing to view some form of advertisement. Salon Premium revenue is recognized ratably over the period that services are provided. During the year ended March 31, 2003, Salon received $1.6 million in cash and recognized $1.3 million of revenue for this service.

         Salon offers The Well and Table Talk, monthly subscription services, for access to on-line discussion forums. Revenue is recognized ratably over the subscription period. Salon generates nominal revenue from the licensing of content that previously appeared in Salon's Websites and for hosting links to a third party's personals/dating Website.

         Production and content expenses consist primarily of salaries and related expenses for Salon's editorial, artistic, audio and production staffs, online communities staff, payments to freelance writers and artists, and telecommunications and computer related expenses for the support and delivery of Salon's Websites and online communities.

         Sales and marketing expenses consist primarily of salaries, commissions and related personnel costs, travel, and other costs associated with Salon's sales force, as well as advertising, promotional and distribution costs and the amortization of advertising credits.

         Research and development expenses consist primarily of salaries and related personnel costs associated with the development, testing and enhancement of Salon's software to manage its Websites, and to maintain and enhance the software utilized in managing Salon Premium, as well as supporting marketing and sales efforts.

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

         The acquisition of The Well LLC in March 1999 and MP3Lit.com (MP3Lit) in May 2000 resulted in Salon recording goodwill and other intangible assets. Through March 31, 2001 amortization of such assets was being amortized ratably over the estimated useful lives of the respective assets, generally five years. During the fiscal year ended March 31, 2001 Salon determined The Well LLC asset was partially impaired and recorded an impairment charge of $1.8 million.

         In May 2000, Salon acquired MP3Lit, a Website dedicated to offering spoken word and audio literature recordings in the MP3 format and recorded $1.9 million of goodwill. During the year ended March 31, 2001 Salon determined that no significant income could be generated in the foreseeable future from the sale of digital downloadable spoken word recordings that was Salon's original intent in acquiring MP3Lit. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $1.7 million during the year ended March 31, 2001, net of $0.2 million amortization previously recorded. The acquisition of MP3Lit included contingently issuable common stock. In May 2001, Salon issued 317,000 such shares, valued at $0.1 million that resulted in additional purchase consideration classified as goodwill. As Salon had determined that all goodwill associated with the acquisition was impaired, the goodwill resulting from this additional stock award was written off and included as a component of write-down of long-lived assets in Salon's results of operations for the year ended March 31, 2002. Additional contingent shares of 412,100 were issued in May 2002, were valued at an immaterial amount, determined to be additional goodwill, and expensed as a component of amortization of intangibles in Salon's results of operations for the year ended March 31, 2003. The remaining contingent shares of 158,500 are expected to be issued in July 2003 and Salon cannot predict their financial impact at this time.

           Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2003, Salon had an accumulated deficit of $82.3 million. These losses have been funded primarily through the issuance of common stock from Salon's initial public offering in June 1999, issuance of preferred stock, and recently, from the issuance of $1.7 million in convertible notes payable. Salon believes that it will incur negative cash flows from operations for the year ending March 31, 2004.

         Salon has not recorded a provision for federal or state income taxes for any period since inception due to reoccurring operating losses. At March 31, 2003 Salon had net operating loss carryforwards for federal income tax purposes of $56.0 million, which expire in the years March 31, 2011 through March 31, 2022. Salon also has net operating loss carryforwards for California state income tax purposes of $28.2 million that will begin to expire in 2004. Utilization of Salon's net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets. The net valuation allowance increased $3.0 million during the year ended March 31, 2003 to $22.7 million. Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. These factors include Salon's history of net losses since inception and expected near-term future losses.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon's significant accounting policies are described in Note 2 to the consolidated financial statements. Salon believes accounting policies and estimates related to revenue recognition and prepaid advertising rights are the most critical to Salon's financial statements. Future results may differ from current estimates, assumptions or change in conditions.

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

         Nearly half of Salon's revenues for the year ended March 31, 2003 are advertising revenues, derived from the sale of promotional space on its Websites. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon's obligations typically include the guarantee of a minimum number of impressions, or number of times that an advertisement appears in pages viewed by users of Salon's Websites. To the extent the minimum guaranteed impressions are not delivered, Salon defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved, if mutually agreeable with an advertiser. If these "make good" impressions are not agreeable to an advertiser, no further revenue is recognized.

         Salon began offering Salon Premium, a paid subscription service, in April 2001. Salon Premium's rates are $6 for a one-month subscription, $30 for a one-year subscription without ads, and $18.50 for a one-year subscription with ads. A $50 subscription for a two-year subscription implemented in April 2001 was suspended in November 2002. Benefits of Salon Premium include the option to view Salon content without advertising banners, pop-ups or other forms of advertising (except for the $18.50 subscription plan); unrestricted access to content, and the ability to easily download content in text format, a convenience that enables readers to view additional Salon articles when not connected to the Internet. Revenue is recognized ratably over the subscription period.

         Salon offers The Well and Table Talk, monthly subscription services, for access to on-line discussion forums. Revenue is recognized ratably over the subscription period.

PREPAID ADVERTISING RIGHTS

         In December 1999, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings and received $11.8 million of advertising credits that were to be utilized for up to ten years. The credits were valued at $8.1 million, based on the price of Salon's stock on the date the transaction was finalized. As of March 31, 2003, Salon has $8.0 million advertising credits resulting from the transaction, valued at $5.5 million, which Salon is attempting to sell to generate working capital. The sale of these rights will most likely result in a charge to operations. Salon cannot determine the amount that the credits could be sold as some proposals have been for minimal all-cash up-front proposals, while others have encompassed larger amounts over time. Salon cannot determine if the transaction will in fact take place, as a potential transaction will involve Salon, NBC, which must agree to the transfer of rights to a third party, and a third party willing to acquire the rights.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 2003 AND 2002

NET REVENUES

         Salon's net revenue increased 11% to $4.0 million in the year ended March 31, 2003 from $3.6 million in the fiscal year ended March 31, 2002.

         Advertising revenues decreased 13% to $1.7 million for the year ended March 31, 2003 from $1.9 million for the year ended March 31, 2002. The decrease in advertising revenues reflected an apprehension by advertisers to place orders with Salon given Salon's going concern uncertainty and corresponding uncertainty of Salon's ability to fulfill an order. In addition, the decrease reflects the majority of advertising dollars being allocated by advertisers to the largest Websites and not to Websites of Salon's size. Salon cannot predict what advertising revenues will be generated during the year ending March 31, 2004.

          Subscription revenues increased 60% to $1.9 million for the year ended March 31, 2003 from $1.2 million for the year ended March 31, 2002. The increase is attributable largely to Salon Premium, a pay for online content subscription service launched in late April 2001, which generated $1.3 million in revenue during the year versus $0.6 million last year, its inaugural year in which it operated for eleven months. Salon estimates it will generate between $1.5 million and $2.0 million of Salon Premium revenue for the year ending March 31, 2004.

         All other sources of revenue accounted for $0.4 million for the year ended March 31, 2003 compared to $0.3 million for the year ended March 31, 2002. The increase of $0.1 million was primarily due to an increase in revenue from a third party for which Salon provides links to its Website.

PRODUCTION AND CONTENT

         Production and content expenses during the year ended March 31, 2003 was $4.4 million versus $5.0 million for the year ended March 31, 2002, a decline of $0.6 million or 12%. The decrease primarily reflects reducing approximately eighteen positions during the year ended March 31, 2002, to a staffing level that stayed relatively constant throughout the year ended March 31, 2003, and the reversal of previously accrued bonuses that resulted in salary related costs decreasing by $0.4 million. In addition, during the year ended March 31, 2003, Internet hosting costs were reduced by $0.1 million as Salon found a new provider for this service, depreciation expense declined by $0.1 million as assets became more fully depreciated and general operating costs were reduced by $0.1 million. These reductions were offset by a $0.1 million increase in freelance expenditures. Salon does not anticipate production and content expenditures to vary significantly for the year ending March 31, 2004 from the current year results.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses during the year ended March 31, 2003 were $2.3 million versus $2.7 million for the year ended March 31, 2002, a decline of $0.4 million or 16%. The decrease primarily reflects reducing approximately six positions during the year ended March 31, 2002, and then reducing an additional three positions during the year ended March 31, 2003, resulting in salary related costs decreasing by $0.2 million. A general reduction in expenditures in order to preserve Salon's limited cash resources resulted in general expenditures decreasing by $0.2 million.

         Sales and marketing expenses have included a charge for the use of advertising credits from the sale of common stock to Rainbow Media Holdings, Inc. since Salon's year ended March 31, 2000. For the years ending March 31, 2003 and March 31, 2002 Salon used $0.8 million of such credits. Salon has determined that the best use of its advertising credits would be to market actively the credits in order to generate working capital. These credits may be sold during Salon's year ending March 31, 2004. Consequently, excluding the amortization of advertising credits, Salon anticipates that sales and marketing expenses will be approximately $1.6 million for the year ending March 31, 2004.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses during the year ended March 31, 2003 were $0.6 million versus $0.7 million for the year ended March 31, 2002, a decline of $0.1 million or 11%. The decrease primarily reflects reducing approximately three positions during the year ended March 31, 2002, to a staffing level that stayed relatively constant throughout the year ended March 31, 2003, resulting in salary related costs decreasing by $0.1 million. Salon does not anticipate research and development expenditures to vary significantly for the year ending March 31, 2004 from the current year results.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses during the year ended March 31, 2003 were $1.4 million versus $1.9 million for the year ended March 31, 2002, a decline of $0.5 million or 30%. The decrease is attributable to reversing $0.2 million in previously accrued bonuses. In addition, March 31, 2002 results include $0.3 million of bad debt expense, with this year's results only reflecting marginal bad debt expense. Salon estimates that general and administrative expenses will be approximately $1.4 million for the year ending March 31, 2004.

AMORTIZATION OF INTANGIBLES

         Amortization of intangible expenses during the year ended March 31, 2003 was $0.4 million versus $0.5 million for the year ended March 31, 2002, a decline of $0.1 million or 13%. The decrease is attributable to the suspension in amortizing goodwill in accordance with the April 1, 2002 adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Salon estimates that amortization of intangibles will be approximately $0.4 million for the year ending March 31, 2004.

WRITE-DOWN OF LONG-LIVED ASSETS

       In 1999, Salon entered into a ten-year lease for two floors of office space in San Francisco. In February 2001, Salon began to sublease one of the two floors with the sublease agreement terminating during the year ended March 31, 2003. Salon has determined that the office space previously subleased will not be utilized or subleased, and as a consequence, wrote-down the value of the assets associated with the office space by $0.3 million.

       The results for Salon's year ending March 31, 2002 includes a write-down of long-lived assets of $0.7 million associated with the discontinuance in marketing proprietary software to manage Websites and $0.1 million of goodwill associated with issuing 317,000 shares of common stock stipulated in the May 2000 acquisition agreement of MP3Lit.com by Salon.

INTEREST EXPENSE

         Interest expense for both years ended March 31, 2003 and 2002 was $0.1 million. The interest expense for the year ended March 31, 2002 was primarily related to lease obligations of Salon, while the interest expense for the year ended March 31, 2003 primarily relates to the bridge notes issued during the year.

PREFERRED DEEMED DIVIDEND

         The preferred deemed dividend of $3.2 million for the year ended March 31, 2002 represents a non-cash charge resulting from the difference between the offering price of Salon's Series A redeemable convertible preferred stock sold in August and September 2001 and the fair value of Salon's common stock into which the preferred stock was convertible on the dates of the transactions, as well as the effect of an immediate redemption right of the preferred stock issued, after allocating the proceeds between preferred stock and warrants.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

         As a result of the above factors, Salon recorded a net loss attributable to common stockholders of $5.7 million or $0.41 per share for the fiscal year ended March 31, 2003 compared to a net loss of $11.3 million or $0.83 per share for the fiscal year ended March 31, 2002.


FISCAL YEARS ENDED MARCH 31, 2002 AND 2001

NET REVENUES

         Salon's net revenue decreased 50% to $3.6 million in the year ended March 31, 2002 from $7.2 million in the fiscal year ended March 31, 2001.

         Advertising revenues decreased 68% to $1.9 million for the year ended March 31, 2002 from $6.2 million for the year ended March 31, 2001. The decrease in advertising revenue was attributable to an overall contraction in the United States economy, e-commerce or Internet businesses reducing advertising without compensating increases from more established advertisers, most advertisers choosing to place advertisements in the largest Websites, the September 11, 2001 terrorist acts, and advertisers' concern with Salon's financial viability. Salon did not record any barter sales for the year ended March 31, 2002 and $0.1 million of barter sales during the year ended March 31, 2001.

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

         All other sources of revenue accounted for $0.3 million for the year ended March 31, 2002 compared to $0.5 million for the year ended March 31, 2001. The decrease of $0.2 million was primarily due to a decline in licensing revenues.

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

SALES AND MARKETING EXPENSES

         Sales and marketing expenses during the year ended March 31, 2002 were $2.7 million versus $7.2 million for the year ended March 31, 2001, a decline of $4.5 million or 62%. The decrease in sales and marketing expenses is primarily attributable to an elimination of approximately thirty positions between April 1, 2000 and March 31, 2002, and the effect of a 15% salary reduction initiated April 1, 2001, which combined reduced expenses by $2.4 million. Curtailment of non-essential advertising, marketing and distribution expenditures resulted in savings of $1.3 million, and a reduction in travel reduced expenses by $0.2 million.

         Included in sales and marketing expenses are non-cash advertising expenses related to an investment in Salon by Rainbow Media Holdings, Inc. in the form of prepaid advertising rights valued at $8.1 million which is being expensed as it is used. Amounts used were $0.8 million for each of the years ended March 31, 2002 and 2001.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses during the year ended March 31, 2002 were $0.7 million versus $1.6 million for the year ended March 31, 2001, a decline of $0.9 million or 56%. Of the decrease, $0.5 million is attributable to an elimination of approximately fourteen positions between April 1, 2000 and March 31, 2002 and the effect of a 15% salary reduction initiated April 1, 2001, while $0.4 million is due to a general contraction in spending.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses during the year ended March 31, 2002 were $1.9 million versus $3.5 million for the year ended March 31, 2001, a decline of $1.6 million or 45%. Of the decrease, $0.5 million is attributable to an elimination of approximately five positions between April 1, 2000 and March 31, 2002 and the effect of a 15% salary reduction initiated April 1, 2001, and a decline in general corporate expenses, which was partially offset by an increase in bad debt expense due to the write-off of a $0.2 million long-term note receivable. The results for the year ended March 31, 2001 included $0.6 million of administrative expenses related to attempts to seek venture capital financing and to market and sell Salon's proprietary software used to manage content on Websites. No comparable expenses were incurred during the year ended March 31, 2002 as Salon discontinued such efforts.

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

WRITE-DOWN OF LONG-LIVED ASSETS

         During the year ended March 31, 2001, Salon capitalized $0.7 million of expenditures to enhance Salon's proprietary software in an effort to market and sell the product. During the quarter ended June 30, 2001, Salon discontinued all development and dedicated internal marketing efforts to focus on its core publishing business. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $0.7 million during the year ended March 31, 2002.

         In May 2000, Salon acquired MP3Lit.com in a transaction that included contingently issuable common stock. As a consequence, Salon issued 317,000 shares of common stock valued at $0.1 million in May 2001 resulting in additional purchase consideration classified as goodwill. As determined during the fiscal year ended March 31, 2001, all the goodwill associated with the acquisition was impaired, and as a result, the goodwill resulting from this additional stock award was written off during the year ended March 31, 2002. Contingent shares of 412,100 were issued subsequent to March 31, 2002 with the value being immaterial. Additional contingent shares of 158,500 are expected to be issued in July 2003 and Salon cannot predict their financial impact at this time.

INTEREST INCOME

         Interest income during the year ended March 31, 2002 was $0.1 million versus $0.6 million for the year ended March 31, 2001, a decline of $0.5 million or 86%. The decrease is primarily attributable to falling cash balances, as Salon has been utilizing its cash to fund operations.

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

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

         As a result of the above factors, Salon recorded a net loss attributable to common stockholders of $11.3 million or $0.83 per share for the fiscal year ended March 31, 2002 compared to a net loss of $19.2 million or $1.48 per share for the fiscal year ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, Salon had approximately $0.2 million in available cash from the issuance of notes payable in March 2003. The notes payable issued were to related parties, one of which is a

Director of Salon, are expected to be converted to equity securities in September 2003. Salon also had $0.4 million of restricted cash held as deposit for a lease arrangement for office space in San Francisco.

         Net cash used in operations was $2.9 million for the year ended March 31, 2003, compared to $5.0 million for the year ended March 31, 2002. The principal use of cash during the year ended March 31, 2003 was to fund the $5.6 million net loss for the period, offset partly by non-cash charges of $2.2 million and changes in assets and liabilities of $0.5 million. The principal use of cash during the year ended March 31, 2002 was to fund the $8.0 million net loss for the period and a $0.8 million decrease in liabilities, partly offset by non-cash charges of $3.3 million and an increase in deferred revenues of $0.3 million. The principal use of cash during the year ended March 31, 2001 was to fund the $19.2 million net loss for the period and a $1.8 million decrease in liabilities, offset partly by non-cash charges of $6.9 million and a decrease of $1.7 million in receivables.

         Net cash used in investing activities was immaterial for the years ended March 31, 2003 and March 31, 2002. During the year ended March 31, 2001, net cash used for investing activities consisted of $0.4 million for an acquisition and $1.0 million for the purchase of property and equipment. Salon does not anticipate significant purchases of property and equipment for the year ending March 31, 2004.

         For the year ended March 31, 2003, net cash from financing activities was $1.5 million, which was comprised of $1.7 million from the issuance of notes payable, offset by $0.2 million from nominal payments for capital lease obligations. For the year ended March 31, 2002, net cash from financing activities consisted of $3.7 million from the issuance of preferred stock, offset by $0.2 million from nominal payments for capital lease obligations. For the year ended March 31, 2001, net cash from financing activities consisted of $0.1 million from the issuance of common stock, offset primarily by $0.2 million of nominal capital lease obligation payments.

         In October 2002, Salon entered into an Accounts Receivable Purchase Agreement with a bank. Under the terms of the agreement, the bank can make advances of 60% or 80% of the face value of acceptable receivables from Salon, depending on the nature of the receivable. The aggregate advances on receivables outstanding under the agreement cannot exceed $1.0 million, however the amount is capped at $0.3 million until such time as Salon has $2.5 million of unrestricted cash. Amounts advanced under this agreement accrue interest at prime plus 1% per annum on the average daily balance outstanding and are subject to a fee of 1.25% per month on the average daily balance outstanding. Upon collection of the outstanding receivable used as collateral for the advance, the corresponding advance is paid back to the bank along with applicable fees. As part of the agreement, Salon issued 37,500 warrants to the bank. The warrants were valued at $2 using the Black-Scholes option-pricing model, applying a contractual life of seven years, a weighted average risk-free rate of 4.375%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of seven cents. Salon borrowed and repaid $0.1 million during the year ending March 31, 2003 and has no amounts outstanding under this agreement as of March 31, 2003. Subsequent to March 31, 2003, Salon has borrowed approximately $0.1 million under the agreement.

         Salon, as permitted under Delaware law and in accordance with our Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at Salon's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, the Salon does have a Director and Officer Insurance Policy that limits Salon's exposure and enables Salon to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Salon believes the fair value of these indemnification agreements is minimal.

         The following summarizes Salon's contractual obligations as of March 31, 2003, as amended and in effect subsequent to March 31, 2003, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                               Payments Due By Period
                     ---------------------------------------------------------------------------
                          Total           1 Year or Less       1 - 3 Years        After 3 Years
                     ---------------     ---------------     ---------------     ---------------
Operating leases     $         1,012     $           582     $           430     $          --
Capital leases                   115                  96                  19                --
                     ---------------     ---------------     ---------------     ---------------
     Total           $         1,127     $           678     $           449     $          --
                     ===============     ===============     ===============     ===============

         Salon's auditors have included a paragraph in their report indicating that substantial doubt exists as to Salon's ability to continue as a going concern because it has recurring operating losses and negative cash flows, and an accumulated deficit. Salon has eliminated various positions, not filled positions opened by attrition, implemented a wage reduction of 15% effective April 1, 2001, and has cut discretionary spending, but due to limited visibility of advertising activity, it is unable to predict accurately if and when it will reach cash-flow break even.

         As of March 31, 2003, Salon's available cash resources were sufficient to meet working capital needs for approximately one month. Subsequent to March 31, 2003, Salon received $0.9 million from the issuance of various notes payable, all of which has been utilized to fund operations. The notes payable issued were to related parties, one of which is a Director of Salon, are expected to be converted to equity securities in September 2003.

          Salon is attempting to secure additional funds from the issuance of equity securities or instruments that convert into equity securities. If Salon raises additional funds by selling equity securities, or instruments that convert into equity securities, the percentage ownership of Salon's current stockholders will be reduced and its stockholders will most likely experience additional dilution. Given Salon's recent low stock price, any dilution will likely be substantial for existing stockholders.

         Salon is attempting to sell its prepaid advertising rights to generate additional working capital. Salon cannot accurately predict how much they may be sold as some proposals have been for minimal all-cash up-front proposals, while others have encompassed larger amounts over time. Salon believes that any sale of its prepaid advertising rights will most likely result in a charge to operating results. Salon cannot determine if a transaction will in fact take place, as a potential transaction will involve Salon, NBC, which must agree to the transfer of rights to a third party, and a third party willing to acquire the rights.

         If Salon does not secure additional funds from the issuance of equity securities and instruments that convert into equity securities, or from the sale of advertising credits, Salon may be unable to continue as a going concern and cease operations. Salon cannot determine at this time whether or not, or to what extent, it will be successful in securing additional cash resources during its second quarter of its fiscal year ending March 31, 2004 to meet operating requirements.

         As of March 31, 2003, Salon has an operating lease for two floors of office space in San Francisco that terminates in December 2009 for approximately $70,000 per month. From December 2002 to February 2003 Salon suspended lease payments in an attempt to reduce this lease commitment. In March 2003, Salon commenced making reduced payments pending an amended lease agreement. On March 27, 2003, Salon received a "Verified Complaint for Damages" for failure to make rental payments as stipulated in its lease agreement for its office space in San Francisco. On June 20, 2003, the landlord filed a "Notice of Entry of Default" with the Superior Court of the State of California for the County of San Francisco whereby the landlord made a demand for damages of approximately $300,000. On June 27, 2003, Salon and its landlord amended the lease agreement, for which Salon will only lease the 16th floor, to terminate on February 28, 2005 and a monthly rent of approximately $21,000. In return, Salon will forfeit a $0.4 million deposit held by the landlord. The amended lease agreement will cure the "Notice of Entry of Default."

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2002, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 has been effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard had no material impact on Salon's financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard had no material impact on Salon's financial statements.

         In November 2002, the EITF reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements With Multiple Deliverables" which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Salon is currently evaluating the effect that the adoption of EITF No. 00-21 will have on its financial position and results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Salon has not determined the impact that the adoption of SFAS No. 150 will have on its financial position or results of operations.

FACTORS THAT MAY AFFECT SALON'S FUTURE RESULTS AND MARKET PRICE OF STOCK

SALON WILL VERY LIKELY CEASE OPERATIONS IN ITS CURRENT FORM IF IT IS UNABLE TO RAISE ADDITIONAL CASH RESOURCES

         Salon has received $0.9 million from the issuance of notes payable subsequent to March 31, 2003. These funds, in conjunction with collections of accounts receivable and Salon Premium subscriptions, have been used to fund operations as of this filing. Salon needs to secure additional cash resources in order to continue as a going concern. Salon is attempting to secure additional funds from the issuance of equity securities and instruments that convert into equity securities and from the sale of its prepaid advertising rights.

         If Salon does not secure additional funds from the issuance of equity securities and instruments that convert into equity securities, or from the sale of advertising rights, Salon may be unable to continue as a going concern and cease operations. Salon cannot determine at this time whether or not, or to what extent, it will be successful in securing additional cash resources during its second quarter of its year ending March 31, 2004 to meet operating requirements until it reaches cash flow breakeven.

SALON LACKS SIGNIFICANT REVENUES AND HAS A HISTORY OF LOSSES

         Salon has a history of significant losses and expects to incur operating losses in the near future. For the year ended March 31, 2003, Salon had net losses attributable to common stockholders of $5.7 million and had an accumulated deficit of $82.3 million. If and when Salon does achieve profitability, Salon may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

         Salon's independent accountants provided a "going-concern" audit opinion on the consolidated financial statements for the years ended March 31, 2003, 2002 and 2001. The audit opinion reported substantial doubt about Salon's ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the "going-concern" opinion Salon's stock price and investment prospects may be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

SALON MAY OR MAY NOT BE SUCCESSFUL IN SELLING ITS PREPAID ADVERTISING RIGHTS

         As of March 31, 2003, Salon has approximately $8.0 million of prepaid advertising rights valued at $5.5 million. The rights resulted from the December 1999 sale of 1,125,000 of shares of Salon's common stock to Rainbow Media Holdings, Inc., a subsidiary of Cablevision Systems Corporation. At the time of the transaction, Rainbow Media Holdings, Inc. owned the Bravo television network. On December 9, 2002 Cablevision Systems Corporation concluded a sale of its Bravo network to NBC and as a result, NBC acquired an obligation to provide Salon with approximately $5.0 million in advertising.

Salon is negotiating with NBC for their approval to sell these rights to a third party. Salon cannot accurately predict if it will acquire the approval from NBC to sell the rights, or how much they may be sold to a third party. Proposals from a third party for the purchases of rights have included minimal all-cash upfront proposals, while others have encompassed larger amounts over time. Salon believes that any sale of its prepaid advertising rights will most likely result in a charge to operating results. Any proceeds from the sale of these prepaid rights will be used to fund Salon's operations.

         Approximate $3.0 million in rights are still owed by Cablevision Systems Corporation. Salon does not know to what extent Cablevision Systems will facilitate the transfer and sale of these rights to a third party.

IN JANUARY 2003 AND AGAIN IN MAY 2003 SALON INSTITUTED WEBSITE ACCESS CHANGES, AND MAY MAKE OTHER CHANGES IN THE FUTURE, THAT MAY AFFECT ITS REVENUE

         In January 2003, Salon began to restrict access to substantially all of its new content to Salon Premium subscribers or to non Salon Premium subscribers willing to view some form of advertising or "Ultramercial." In May 2003, Salon instituted a new form of advertising in which non Salon Premium visitors to Salon's home page were automatically subjected to an "Ultramercial" advertisement. Salon has not noticed a significant change in the number of unique visitors to its Websites from the restrictions implemented in January 2003. The changes implemented in May 2003 are still too recent to signal significant changes in Website traffic, and therefore, Salon cannot forecast what affects, if any, these change will have in future months. It is possible that the number of unique visitors to Salon's Websites may decrease, resulting in a corresponding decrease in page views. The decrease in page views could equate to a decrease in the number of impressions available to sell to general advertisers and adversely affect advertising revenues.

         Offsetting the potential drop of impressions available to sell are new advertising revenues from rich media presentations that create a time sensitive pass to view Salon's Websites, and a potential increase in Salon Premium subscriptions from individuals who do not want to be subjected to advertisements. Salon cannot estimate the affect Website restrictions will have on its ability to generate revenues.

SALON HAS ENTERED INTO THIRD-PARTY SUBSCRIPTION BUNDLING SERVICES

         Subsequent to March 31, 2003 Salon entered into two agreements with third parties who are to combine Salon's content with other content providers and sell the bundled content to individuals for a set monthly fee. Under these agreements, anticipated to begin in July 2003, Salon is to receive a nominal amount per subscriber per month. Salon cannot reasonably estimate how much revenue may be generated from these agreements.

SALON'S OPERATIONS REQUIRE ATTRACTIVE CONTENT, SUBSCRIBER INTEREST, AND CONFIDENCE BY SUBSCRIBERS AND SUPPLIERS THAT THE SUBSCRIPTION OFFERING WARRANTS THEIR LONG-TERM SUPPORT AND INVESTMENT. THE ABSENCE OF ANY OF THESE FACTORS COULD IMPAIR THE RESULTS, REVENUE AND CASH FLOW FROM SUBSCRIPTIONS.

         Salon is under severe budgetary constraints to limit expenditures. These constraints affect editorial staffing levels and the purchase of content from freelance writers. These constraints affect the amount and quality of content published on Salon's Websites and consequently, the positive experience of Website visitors. The positive experience leads to reoccurring Website visits, new subscriptions to Salon Premium, and corresponding high renewal rates of Salon Premium subscribers. As of March 31,

2003 Salon has experienced a renewal rate for one-year subscription to Salon Premium of approximately seventy-one percent. Salon cannot predict if this rate will continue in the future or how many new Salon Premium subscriptions it will acquire.

SALON HAS DEPENDED ON ADVERTISING SALES FOR MUCH OF ITS REVENUES, AND ITS INABILITY TO MAINTAIN OR INCREASE ADVERTISING REVENUES WILL HARM ITS BUSINESS

         Salon has historically depended on the sale of advertising for the majority of its revenue. The January and May 2003 Website changes will change the mix of revenue, lowering traditional forms of advertising, increasing new forms of advertising and changing subscription patterns. The net effect is currently unknown and could be negative or positive.

         Maintaining or increasing Salon's advertising revenues depends upon many factors, including whether it will be able to:

         o  successfully sell and market it new content access advertisements;

         o entice non Salon Premium Website visitors to view and advertisers to sell new ad units and formats;

         o maintain a significant number of unique site visitors and corresponding significant reach of Internet users;

         o maintain a significant number of sellable impressions available to advertisers;

         o grow the number of $18.50 Salon Premium plan subscribers willing to view Website advertisements

         o  successfully sell and market it network to advertisers;

         o  increase the amount of revenues it receives per advertisement;

         o  increase awareness of the Salon brand;

         o target advertisements and electronic commerce opportunities to users with appropriate interests;

         o accurately measure the number and demographic characteristics of its users; and

         o  retain sales personnel.

THE LENGTH OF SALON'S SALES CYCLE IS UNCERTAIN AND VARIABLE AND MAY LEAD TO SHORTFALLS IN REVENUES AND FLUCTUATIONS IN ITS OPERATING RESULTS

         Salon's dependence on advertising subjects it to the risk of revenue shortfalls because the sales cycles for advertising vary significantly, and during these cycles Salon may expend substantial funds and management resources while not obtaining advertising revenues. If sales are delayed or do not occur, Salon's financial results for a particular period may be harmed. The time between the date of initial contact with a potential customer and the signing of an advertising order may range from as little as one week to up to several months. Sales of advertising are subject to factors over which Salon has little or no control, including:

         o  advertisers' budgets;

         o the acceptability of "access passes" and "Ultramercials" to advertisers;

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

         The securities markets have experienced significant price and volume fluctuations, and the market prices of the securities of Internet companies have been especially volatile. This market volatility, as well as general economic, market or political conditions have, and may continue to reduce the market price of our common stock, regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

IF OUR SHARE PRICE IS VOLATILE, WE MAY BE THE TARGETS OF SECURITIES LITIGATION, WHICH IS COSTLY AND TIME-CONSUMING TO DEFEND

         In the past, following periods of market volatility in the price of a company's securities, security holders have instituted class action litigation. Our share price has, in the past, experienced price volatility, and may continue to do so in the future. Many companies have been subject to this type of litigation. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the merits or outcome, we could incur substantial legal costs and our management's attention could be diverted, causing our business, financial condition and operating results to suffer. To date, Salon has not been subject to such litigation.

SALON'S PRINCIPAL STOCKHOLDERS CAN EXERCISE A CONTROLLING INFLUENCE OVER SALON'S BUSINESS AFFAIRS AND THEY MAY MAKE BUSINESS DECISIONS WITH WHICH NON-PRINCIPAL STOCKHOLDERS DISAGREE THAT WILL AFFECT THE VALUE OF THEIR INVESTMENT

         Salon has four directors, one of which is associated with a company that has an investment in Salon, that in the aggregate, own a significant percentage of the voting rights granted by ownership of common stock, preferred stock and convertible debt as of March 31, 2003 and convertible debt issued subsequent to March 31, 2003. If Salon were to aggregate this class of ownership with all other 5 percent and greater shareholders, this combined group of shareholders would most likely own a majority of the voting rights granted by ownership of common and preferred stock as of March 31, 2003. If the principal stockholders were to act together, these stockholders would be able to exercise control over most matters requiring approval by other stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if principal stockholders oppose non-principal stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of Salon, which could cause Salon's stock price to decline.

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

         Due to Salon's current operating difficulties, Salon may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Salon may be unable to retain its current key employees or attract, integrate or retain other qualified employees in the future. If Salon does not succeed in attracting new personnel or integrating, retaining and motivating its current personnel, its business could be harmed.

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

SALON'S TECHNOLOGY DEVELOPMENT EFFORTS MAY NOT BE SUCCESSFUL IN IMPROVING THE FUNCTIONALITY OF ITS NETWORK, WHICH COULD RESULT IN REDUCED TRAFFIC ON ITS NETWORK OR RETENTION OF SALON PREMIUM SUBSCRIBERS

         Salon has developed a proprietary online publishing system and has developed software to manage its Salon Premium subscription service. If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery and subscription management, including advertising on the Internet, its network of Websites or subscription management may not operate properly which could harm Salon's business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm Salon's business. Moreover, complex software products like its online publishing and subscription management systems frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may impact its business adversely.

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

TRACKING AND MEASUREMENT STANDARDS FOR INTERNET BASED ADVERTISING MAY NOT EVOLVE TO THE EXTENT NECESSARY TO SUPPORT INTERNET ADVERTISING, THEREBY CREATING UNCERTAINTY ABOUT THE VIABILITY OF SALON'S BUSINESS MODEL

         Measurement standards for Internet based advertising are evolving. In addition, software to track Internet usage is also evolving. The development of such software or other methodologies may not keep pace with Salon's information needs, particularly to support Salon's internal business requirements and those of its advertisers. The absence or insufficiency of this information could limit Salon's ability to attract and retain advertisers.

         It is important to Salon's advertisers that Salon accurately presents the demographics of its user base and the delivery of advertisements on its Websites. Salon depends on third parties to provide certain of the advertiser-requested services. If they were unable to provide these services in the future, Salon would need to perform this function itself or obtain them from another provider, if available. This could cause Salon to incur additional costs or lose revenue due to a lower level of service. Companies may choose to not advertise on Salon or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

IF USE OF THE INTERNET DOES NOT GROW, SALON'S BUSINESS COULD BE HARMED

         Salon's success is highly dependent upon continued growth in the use of the Internet generally and in particular as a medium for content, advertising and electronic commerce. If Internet usage does not grow, it may not be able to increase revenues from advertising and this may harm Salon's business. A number of factors may inhibit the growth of Internet usage, including the following. If these or any other factors cause use of the Internet to slow or decline, its results of operations could be harmed.

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

         Increased competition could result in advertising price reductions or loss of market share, any of which could harm our business. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of Salon's present and potential competitors are likely to enjoy substantial competitive advantages over Salon. If Salon does not compete effectively or if it experiences any pricing pressures or loss of market share resulting from increased competition, its business could be harmed.

SALON MAY BE HELD LIABLE FOR CONTENT OR THIRD PARTY LINKS ON ITS WEBSITES OR CONTENT DISTRIBUTED TO THIRD PARTIES

         As a publisher and distributor of content over the Internet, including user-generated content on Salon's online communities and links to third party Websites that may be accessible through Salon.com, Salon faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature, content or ownership of the material that is published on or distributed from its network of Websites. These types of claims have been brought, sometimes successfully, against online services, Websites and print publications in the past. Other claims may be based on errors or false or misleading information provided on linked Websites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on its links to sexually explicit Websites and our provision of sexually explicit advertisements when this content is displayed. Although Salon carries general liability insurance, its insurance may not be adequate to indemnify Salon for all liabilities imposed. Any liability that is not covered by its insurance or is in excess of its insurance coverage could severely harm its financial condition and business. Implementing measures to reduce its exposure to these forms if liability may require Salon to spend substantial resources and limit the attractiveness of Salon's service to users.


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

SALON'S INTERNALLY DEVELOPED SOFTWARE AND SOFTWARE PLATFORMS PROVIDED BY A THIRD PARTY TO MANAGE SALON'S SUBSCRIPTION BUSINESS MIGHT FAIL RESULTING IN LOST SUBSCRIPTION INCOME

         Salon's software to manage its subscription business was developed internally to interface with the software provided by a third party. The third party's software provides a gateway to authenticate credit card transactions. If these systems were to fail or not function as intended, credit card transactions might not be processed and Salon's revenues would therefore be harmed.

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

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES OF THE INTERNET MAY RESTRICT SALON'S BUSINESS OR RAISE ITS COSTS

         There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues including content, copyrights, distribution, antitrust matters, user privacy, pricing, and the characteristics and quality of products and services. An increase in regulation or the application of existing laws to the Internet could significantly increase Salon's costs of operations and harm Salon's business. For example, the Communications Decency Act of 1996 sought to prohibit the transmission of certain types of information and content over the web. Additionally, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Imposition of access fees could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, obscenity, libel and personal privacy are applicable to the Internet or the application of laws and regulations from jurisdictions whose laws do not currently apply to its business.

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

POSSIBLE STATE SALES AND OTHER TAXES COULD ADVERSELY AFFECT SALON'S RESULTS OF OPERATIONS

         Salon generally does not collect sales or other taxes from individuals who sign up for Salon subscriptions. During the year ended March 31, 2003, the State of California audited Salon's sales tax returns and found Salon in compliance with its filings and did not object to the fact that it does not collect sales tax on subscriptions. However, one or more other states may seek to impose sales tax collection obligations on out-of-state companies, including Salon, which engage in or facilitate electronic commerce. The State of California, due to current budget constraints, has discussed instituting a sales tax on Internet based transactions. Other state and local governments have discussed and made proposals imposing taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could reduce Salon's ability to derive revenue from electronic commerce. Moreover, if any state or foreign country were to assert successfully that Salon should collect sales or other taxes on the exchange of merchandise on its network or to tax revenue generated from Salon subscriptions, its financial results could be harmed.

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

         Salon's certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

         o Salon's board is classified into three classes of directors as nearly equal in size as possible with staggered three year-terms; and

         o special meetings of the stockholders may be called only by the Chairman of the Board, the Chief Executive Officer or the Board of Directors.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                            Page

Report of Independent Auditors  ..............................................40

Consolidated Balance Sheets as of March 31, 2003 and 2002.....................41

Consolidated Statements of Operations for the years ended March 31, 2003
     2002, and 2001   ........................................................42

Statements of Stockholders' Equity for the years ended March 31, 2003
     2002, and 2001   ........................................................43

Consolidated Statements of Cash Flows for the years ended March 31, 2003
     2002, and 2001   ........................................................44

Notes to Consolidated Financial Statements....................................45


Selected Quarterly Financial Data  (unaudited)................................65

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Salon Media Group, Inc.:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Salon Media Group, Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit at March 31, 2003 of $82.3 million that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ PricewaterhouseCoopers LLP
San Jose, California
June 27, 2003

                             SALON MEDIA GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                            MARCH 31,
                                                                                     ----------------------
                                                                                       2003          2002
                                                                                     --------      --------
ASSETS
    Current assets:
       Cash and cash equivalents                                                     $    162      $  1,542
       Accounts receivable, net                                                           227           326
       Prepaid expenses and other current assets                                          169           212
                                                                                     --------      --------
        Total current assets                                                              558         2,080

    Property and equipment, net                                                           459         1,299
    Prepaid advertising rights                                                          5,480         6,266
    Intangible assets, net                                                                348           719
    Goodwill, net                                                                         200           200
    Other assets                                                                          545           778
                                                                                     --------      --------
        Total assets                                                                 $  7,590      $ 11,342
                                                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Notes payable - related parties                                               $  1,256      $   --
       Notes payable - non related parties                                                458          --
       Accounts payable and accrued liabilities                                         1,275         1,542
       Deferred revenue                                                                   918           563
       Capital lease obligations, current                                                  91           231
                                                                                     --------      --------
        Total current liabilities                                                       3,998         2,336

    Warrants payable                                                                      354          --
    Other long term liabilities                                                           197           152
    Capital lease obligations, long term                                                   18            77
                                                                                     --------      --------

       Total liabilities                                                                4,567         2,565
                                                                                     --------      --------
Commitments and Contingencies (Note 8)

Stockholders' equity:
      Preferred stock, $0.001 par value, 5,000,000 shares authorized, 934 shares issued and outstanding at March 31, 2003 and March 31, 2002
           (aggregate liquidation preference of $7,472 at March 31, 2003 and
            March 31, 2002)                                                              --            --

    Common stock, $0.001 par value, 50,000,000 shares authorized, 14,155,276
       shares issued and outstanding at March 31, 2003 and March 31, 2002                  14            14
    Additional paid-in capital                                                         85,283        85,416
    Unearned compensation                                                                --             (57)
    Accumulated deficit                                                               (82,274)      (76,596)
                                                                                     --------      --------
       Total stockholders' equity
                                                                                        3,023         8,777
                                                                                     --------      --------
        Total liabilities and stockholders' equity                                   $  7,590      $ 11,342
                                                                                     ========      ========

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED MARCH 31,
                                                         ------------------------------------
                                                           2003          2002          2001
                                                         --------      --------      --------
Net revenues                                             $  4,003      $  3,619      $  7,202
                                                         --------      --------      --------

Operating expenses:
   Production and content                                   4,425         5,009         9,809
   Sales and marketing                                      2,305         2,737         7,160
   Research and development                                   626           703         1,598
   General and administrative                               1,354         1,925         3,523
   Amortization of intangibles                                412           476         1,207
   Write-down of long-lived assets                            345           782         3,517
                                                         --------      --------      --------
       Total operating expenses
                                                            9,467        11,632        26,814

Loss from operations                                       (5,464)       (8,013)      (19,612)


Interest income                                                13            82           591

Other income (expense), net                                  (146)          (69)         (134)
                                                         --------      --------      --------
       Net loss                                            (5,597)       (8,000)      (19,155)

Preferred deemed dividend                                     (81)       (3,189)         --

Cumulative cash dividend on preferred stock                  --             (97)         --
                                                         --------      --------      --------
Net loss attributable to common stockholders             $ (5,678)     $(11,286)     $(19,155)
                                                         ========      ========      ========

Basic and diluted net loss per share attributable to
   common stockholders                                   $  (0.41)     $  (0.83)     $  (1.48)

Weighted average shares used in computing basic
   and diluted net loss per share attributable
   to common stockholders                                  13,938        13,547        12,962

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                             Preferred         Common                                                       Total
                                               Stock            Stock                 Additional                            Stock-
                                          -----------------------------------------    Paid-In    Unearned   Accumulated   holders'
                                           Shares     Amount     Shares     Amount     Capital  Compensation   Deficit     Equity
                                          ----------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                      --         --      $ 12,547   $     13   $ 78,448    $ (2,098)   $(46,155)   $ 30,208


Shares issued under employee stock plans     --         --           325       --          134        --          --           134
Shares issued for acquisition                --         --         1,268          1      1,469        --          --         1,470
Unearned compensation                        --         --          --         --       (1,647)      1,693        --            46
Amortization of unearned compensation        --         --          --         --         --           174        --           174
Net loss                                     --         --          --         --         --          --       (19,155)    (19,155)
                                          ----------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2001                      --         --        14,140         14     78,404        (231)    (65,310)     12,877

Series A convertible preferred stock and
   common stock warrants issued for cash      809       --          --         --        3,205        --          --         3,205
Series B convertible preferred stock and
   common stock warrants issued for cash      125       --          --         --          466        --          --           466
Preferred dividend                           --         --          --         --        3,189        --        (3,189)       --
Cash dividend on preferred stock             --         --          --         --           97        --           (97)       --
Shares issued under employee stock plans     --         --            15       --            4        --          --             4
Warrants issued in association with
   agreements                                --         --          --         --            3        --          --             3
Value of contingent shares issued in
   conjunction with acquisition              --         --          --         --          108        --          --           108
Amortization of unearned compensation        --         --          --         --          (60)        174        --           114
Net loss                                     --         --          --         --         --          --        (8,000)     (8,000)
                                          ----------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2002                       934       --        14,155         14     85,416         (57)    (76,596)      8,777

Amortization of unearned compensation        --         --          --         --         --            57        --            57
Value of contingent shares issued in
   conjunction with acquisition              --         --          --         --           42        --          --            42
Reclassification of warrants to
liabilities -see
   Note 10                                   --         --          --         --         (175)       --          --          (175)
Net loss                                     --         --          --         --         --          --        (5,678)     (5,678)
                                          ----------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2003                       934   $   --        14,155   $     14   $ 85,283    $   --      $(82,274)   $  3,023
                                          ========================================================================================

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED MARCH 31,
                                                                                 ------------------------------------
                                                                                   2003          2002          2001
                                                                                 --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        $ (5,597)     $ (8,000)     $(19,155)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Write-down of long lived assets                                                   345           782         3,517
    Loss from retirement of assets                                                      2            28          --
    Stock-based compensation and warrant amortization                                 108           200           269
    Depreciation and amortization                                                     944         1,213         2,057
    Allowance for doubtful accounts                                                    46            73           133
    Write-off of long-term receivable                                                --             236           150
    Prepaid advertising rights usage                                                  786           809           809
    Changes in assets and liabilities:
      Accounts receivable                                                              53            75         1,668
      Prepaid expenses, other current assets and other assets                         326           111        (1,027)
      Accounts payable and accrued liabilities                                       (226)         (836)       (1,800)
      Deferred revenue                                                                355           340            13
                                                                                 --------      --------      --------
         Net cash used in operating activities                                     (2,858)       (4,969)      (13,366)
                                                                                 --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                    (4)           (7)       (1,043)
 Acquisitions, net of liabilities assumed                                            --            --            (400)
                                                                                 --------      --------      --------
         Net cash used in investing activities                                         (4)           (7)       (1,443)
                                                                                 --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock, net                                      --           3,671          --
 Proceeds from issuance of common stock, net                                         --               7           134
 Proceeds from bank borrowings                                                         82          --            --
 Repayment of short-term borrowings                                                   (82)         --             (90)
 Proceeds from issuance of notes payable, net                                       1,694          --            --
 Principal payments under capital leases                                             (212)         (207)         (170)
                                                                                 --------      --------      --------
         Net cash (used in) provided by financing activities                        1,482         3,471          (126)
                                                                                 --------      --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (1,380)       (1,505)      (14,935)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,542         3,047        17,982
                                                                                 --------      --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    162      $  1,542      $  3,047
                                                                                 ========      ========      ========


AMOUNT PAID FOR INTEREST                                                         $     35      $     68      $    118
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Adjustment in value of assets purchased under capital lease                     $     17      $   --        $   --
 Warrants issued in connection with issuance of convertible notes payable              65          --            --
 Issuance of stock and warrants in connection with acquisition                         42           108         1,470
 Issuance of warrants in connection with agreements                                     3             3          --
 Preferred deemed dividend in connection with preferred stock financing                81         3,189          --
 Dividend on preferred stock                                                         --              97          --
 Value assigned to reciprocal advertising agreements                                 --            --              63
 Property and equipment purchased under capital lease                                --            --             221

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1.  THE COMPANY

         Salon Media Group, Inc ("Salon") is an Internet media company that produces a total network of nine primary subject-specific Websites and two online communities. One of the Websites provides audio streaming. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at March 31, 2003 of $82,274. These factors raise substantial doubt about Salon's ability to continue as a going concern.

         Salon has reduced expenses, and may reduce them further, to match anticipated revenues to reach cash flow breakeven. However, until cash flow breakeven is reached, Salon will have to rely on additional investment capital or other financing alternatives. These financing alternatives may include the sale of prepaid advertising credits. There can be no assurance that Salon will be able to sell its advertising credits and obtain additional capital on terms, which are favorable, or at all.

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

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ACCOUNTS RECEIVABLE

Accounts receivable are stated net of doubtful accounts. Salon estimates the uncollectibility of the accounts receivable balance and maintains allowances for estimated losses. Salon analyses accounts receivable, historical bad debts, receivable aging, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

PREPAID ADVERTISING RIGHTS

         Prepaid advertising rights are carried at cost less accumulated amortization, with amortization commensurate to the usage of such rights and expire in January 2010.

INTANGIBLE ASSETS

         Goodwill and other purchased intangibles are carried at cost less accumulated amortization. Through March 31, 2002 amortization of goodwill was computed on a straight-line basis over five years. As of April 1, 2002, goodwill is no longer being amortized and is assessed on an annual basis for impairment by applying a fair value based test.

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

REVENUE RECOGNITION

         Salon's revenues are primarily from the sale of advertising space on its Websites and the sale of subscriptions to individuals. Salon recognizes advertising revenue once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Revenues are recognized ratably in the period over which Salon's obligations are fulfilled. Payments received before Salon's obligations are fulfilled are classified as "Deferred revenue" in Salon's consolidated balance sheet.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         During the years ended March 31, 2003 and March 31, 2002, advertisements were generally short-term agreements, usually less than ninety days. During the year ending March 31, 2001, advertisements ranged from short-term advertisements to long-term arrangements. Revenues derived from such arrangements are recognized during the period the advertising space is provided, as long as no significant obligations remain at the end of the period. Salon's obligations typically include the guarantee of a minimum number of impressions, or number of times that an advertisement appears in pages viewed by users of Salon's Websites. To the extent the minimum guaranteed impressions are not delivered, Salon defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved, if mutually agreeable with an advertiser. If these "make good" impressions are not agreeable to an advertiser, no further revenue is recognized.

         Revenue from Salon's subscription services, which includes Salon Premium, The Well and Table Talk, is recognized ratably over the subscription period. Salon has offered Salon Premium subscriptions for periods of one month, one year and two years. In November 2002, Salon suspended offering two-year subscriptions. Well and Table Talk subscriptions are generally only for one month.

          For the year ended March 31, 2001, advertising revenues included barter revenues, which are the exchange by Salon of advertising space on Salon's Websites for reciprocal advertising space on other Websites and represented 0.9% of total revenues.

 ADVERTISING COSTS

          Salon expenses advertising costs as they are incurred. Advertising expense was $772, $689, and $1,208 for the fiscal years ended March 31, 2003, 2002, and 2001. Of these total expenses, barter advertising cost represents none, none, and $63 for the fiscal years ended March 31, 2003, 2002, and 2001, respectively.

COMPREHENSIVE LOSS

         Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources. There were no differences between the net loss for the years ended March 31, 2003, 2002 and 2001 and comprehensive loss for those periods.

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

STOCK-BASED COMPENSATION

          Salon accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" (APB 25), and Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" (FIN 44), and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of Salon's stock and the exercise price. Salon accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

         If Salon's compensation expense under its stock option plan had been determined pursuant to SFAS 123, Salon's net loss and net loss per share would have been as follows:

                                                                                   YEAR ENDED MARCH 31,
                                                                           ------------------------------------
                                                                             2003          2002          2001
                                                                           --------      --------      --------
Net loss attributable to common stockholders:
    As reported                                                            $ (5,678)     $(11,286)     $(19,155)
    Add back: stock-based employee compensation
    expense included in reported net loss                                        57           114           174

    Deduct: total stock-based compensation expense
    determined under the fair value based method, net
    of related tax                                                             (737)       (1,258)       (2,896)
                                                                           --------      --------      --------
    Pro forma net loss attributable to common stockholders                 $ (6,358)     $(12,430)     $(21,877)
                                                                           ========      ========      ========

Basic and diluted net loss per share attributable common stockholders:
    As reported                                                            $  (0.41)     $  (0.83)     $  (1.48)
    Pro forma net loss per share                                           $  (0.46)     $  (0.92)     $  (1.69)

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NET LOSS PER SHARE

         Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

                                                                        YEAR ENDED MARCH 31,
                                                           ------------------------------------------------
                                                               2003              2002              2001
                                                           ------------      ------------      ------------
Numerator:
  Net loss attributable to common stockholders             $     (5,678)     $    (11,286)     $    (19,155)
                                                           ============      ============      ============

Denominator:
  Weighted average shares outstanding                        14,155,000        14,153,000        13,672,000
  Weighted average shares held in escrow                       (217,000)         (606,000)         (710,000)
                                                           ------------      ------------      ------------
  Weighted average shares used in computing basic
     and diluted net loss per share attributable to
     common stockholders                                     13,938,000        13,547,000        12,962,000
                                                           ============      ============      ============
  Basic and diluted net loss per share attributable to
     common stockholders                                   $      (0.41)     $      (0.83)     $      (1.48)
                                                           ============      ============      ============

  Antidilutive securities including options, warrants
     and convertible preferred stock not included
     in loss per share calculation                           33,214,000        31,873,000         4,961,000
                                                           ------------      ------------      ------------

CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral. Salon provides an allowance for credit losses that it periodically adjusts to reflect management's expectations of future losses. Two customers accounted for 24% and 19% respectively, of total trade accounts receivable at March 31, 2003 and two customers accounted for 14% and 10%, respectively, of total trade accounts receivable at March 31, 2002.

          No customer accounted for 10% or more of total revenue for the fiscal year ended March 31, 2003 and 2002, and one customer accounted for 10% of total revenue for the fiscal year ended March 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies the guidance of EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 has been effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard had no material impact on Salon's financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard had no material impact on Salon's financial statements.

         In November 2002, the EITF reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements With Multiple Deliverables" which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Salon is currently evaluating the effect that the adoption of EITF No. 00-21 will have on its financial position and results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Salon has not determined the impact that the adoption of SFAS No. 150 will have on its financial position or results of operations.

NOTE 3.  RELATED PARTY TRANSACTIONS

         In March 2000, Salon entered into a publishing and joint-marketing agreement with a principal shareholder. The shareholder served as a Director until August 2001.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         In October 2000, Salon loaned to its Chairman and Editor in Chief, $75 that accrues interest at a 6.3% annual rate. As of March 31, 2003, the loan and associated accrued interest total $85 and is included as a component of "Prepaid expenses and other current liabilities" in Salon's Consolidated Balance Sheets. In addition, $1 of interest has been paid as of March 31, 2003.

         In October 2001, Salon entered into a month-to-month sublease agreement with an investor for office space in New York, NY and received rent income of $57 during the year ended March 31, 2003 and $68 during the year ended March 31, 2002.

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

NOTE 4. ACQUISITIONS

MP3LIT.COM:

         On May 5, 2000, Salon acquired MP3Lit.com (MP3Lit), a Website dedicated to offering spoken word and audio literature recordings in the MP3 format. The acquisition of MP3Lit consisted of: (i) 380,000 shares of common stock valued at $3.375 per share; (ii) $400 of cash consideration; (iii) warrants to purchase 100,000 shares of common stock over a five-year period at a price of $10.50 per share; (iv) 888,000 shares of common stock were issued and held in escrow. The warrants were valued at $185 using the Black-Scholes option-pricing model, applying an expected life of five years, a weighted average risk-free rate of 6.73%, an expected dividend yield of 0%, a volatility of 90% and a deemed fair value of common stock of $1.85; and (iv) acquisition costs of $135.

         In May 2001, 317,000 shares of common stock held in escrow were issued and valued at $108 using the Black-Scholes option-pricing model that resulted in additional purchase consideration classified as goodwill. As determined during the fiscal year ended March 31, 2001, all the goodwill associated with the acquisition was impaired, and as a result, the additional goodwill resulting from this additional stock award in May 2001 was written off during the fiscal year ended March 31, 2002. Contingent shares of 412,100 were issued in May 2002 with the value being immaterial. Subsequent to March 31, 2003, the final contingent shares held of 158,500 are expected to be released with an immaterial value.

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

NOTE 5. BALANCE SHEET COMPONENTS
                                                          Year Ended March 31,
                                                          --------------------
                                                           2003          2002
                                                          -------      -------
Accounts receivable, net:
       Accounts receivable                                $   267      $   366
       Less: allowance for doubtful accounts                  (40)         (40)
                                                          -------      -------
                                                          $   227      $   326
                                                          =======      =======
Prepaid expenses and other current assets
          Prepaid expenses                                $    83      $    85
          Receivable from employee                             85           81
          Other receivables                                     1           46
                                                          -------      -------
                                                          $   169      $   212
                                                          =======      =======
Property and equipment, net
       Computer hardware and software                     $ 1,717      $ 1,728
       Leasehold improvements                                 976        1,009
       Furniture and office equipment                         457          571
                                                          -------      -------
                                                            3,150        3,308
       Less accumulated depreciation and amortization      (2,691)      (2,009)
                                                          -------      -------
                                                          $   459      $ 1,299
                                                          =======      =======
Other assets
       Restricted cash                                    $   420      $   640
       Other                                                  125          138
                                                          -------      -------
                                                          $   545      $   778
                                                          =======      =======

Accounts payable and accrued liabilities
       Accounts payable                                   $   709      $   423
       Salaries and wages payable                             186          678
       Accrued services                                       105          142
       Reserve for claims                                     203          236
       Other accrued expenses                                  72           63
                                                          -------      -------
                                                          $ 1,275      $ 1,542
                                                          =======      =======

         Depreciation expense for the years ended March 31, 2003, 2002 and 2001 was $513, $737 and $849, respectively.

         Included in computer hardware and software, and furniture and office equipment are assets under capital leases amounting to $800 and $784 as of March 31, 2003 and March 31, 2002 respectively. The related accumulated depreciation for these assets was $632 and $437 as of March 31, 2003 and 2002, respectively.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         Restricted cash at March 31, 2003 and 2002 represents time deposits held at financial institutions as collateral for Salon's letters of credit pursuant to various lease agreements. Subsequent to March 31, 2003, Salon forfeited the $420 restricted cash to a landlord in order to reduce the remaining term of a lease from 6.75 years to two years, reduced its office space by approximately half and reduced monthly lease payments by seventy-two percent. The resulting decrease in rent payments exceeded the balance of the forfeited deposit, which accordingly, will be expensed over the revised lease term.

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

         No shares were issued during the years ended March 31, 2003 and March 31, 2002. Salon issued 67,000 shares at an average price of $0.99 per share during the year ended March 31, 2001. The weighted average fair value of rights granted under the ESPP in accordance with SFAS No. 123 was $0.45 per share for the year ended March 31, 2001.

NOTE 7.  401(K) SAVINGS PLAN

         Salon's 401(k) Savings Plan (the "401(k) Plan") is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms. Participants may contribute from 1% to 20% of compensation, subject to statutory limitations. Employer matching contributions are discretionary based on a certain percentage of a participant's contributions as determined by management of Salon. Salon has not made any discretionary contributions to the 401(k) Plan through March 31, 2003.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         Salon has a non-cancelable operating lease agreement for its office space in San Francisco that expires in December 2009, for its office in New York, NY that expires in December 2004 and for minimal office equipment. Rent expense under these operating lease agreements was $1,306, $1,472, and $1,744, for the years ended March 31, 2003, 2002, and 2001, respectively.

         Salon leases minimal furniture and computer equipment under capital leases with imputed interest rates from 8.9% to 15.9%.

         Subsequent to March 31, 2003, Salon reduced the lease space, term and amount of its San Francisco office to expire in February 2005 for which the landlord retained a $420 deposit. The forfeited deposit of $420 will be expensed over the revised lease term. Also subsequent to March 31, 2003, Salon

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

subleased its office space in New York and entered into a new lease agreement for office space. Under the sublease agreement, which expires in December 2005, requires $395 of lease payments by Salon to the landlord and $217 of payments by the sublessor to the landlord. The sublease agreement results in a loss of $180 that will be included in Salon's results of operations for the year ended March 31, 2004.

         Future minimum rental payments under capital leases and amended non-cancelable operating leases subsequent to March 31, 2003 are as follows:

                                                            CAPITAL    OPERATING
YEAR ENDING MARCH 31,                                       LEASES       LEASES
---------------------                                      -------      -------
    2004                                                   $    96      $   582
    2005                                                        19          424
    2006                                                      --              6
                                                           -------      -------
          Total minimum lease payments                         115      $ 1,012
                                                                        =======
             Less: interest                                     (6)
                                                           -------
          Present value of minimum lease payments              109
             Less: current portion                             (91)
                                                           -------
          Long-term portion of capital lease obligation    $    18
                                                           =======

         Salon has entered into various agreements in which it subleases office space. Rental income resulting from these agreements was $530, $910, and $575, for the years ended March 31, 2003, 2002, and 2001, respectively. The income is recorded as an offset against rent expense.


         Salon, as permitted under Delaware law and in accordance with our Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at Salon's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, the Salon does have a Director and Officer Insurance Policy that limits Salon's exposure and enables Salon to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Salon believes the fair value of these indemnification agreements is minimal.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

         In accordance with FASB No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill amortization was discontinued as of March 31, 2002, thereby eliminating annual goodwill amortization of approximately $100 based on anticipated amortization for fiscal year 2003 that would have been incurred under the prior accounting standard. The carrying value of goodwill at March 31, 2003 was $200 and has been found not to be impaired. Salon reassessed the expected useful lives of existing intangible assets and found that no change to the useful lives of the assets was required.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of Salon's fiscal years ended March 31, 2001 and March 31, 2002:

                                                                                2003           2002           2001
                                                                             ----------     ----------     ----------
Reported net loss attributable to common stockholders                        $    5,678         11,286     $   19,155
Goodwill amortization                                                              --              133            867
                                                                             ----------     ----------     ----------
Adjusted net loss attributable to common stockholders                        $    5,678     $   11,153     $   18,288
                                                                             ==========     ==========     ==========

Basic and diluted net loss per share attributable to common stockholders     $     0.41     $     0.83     $     1.48

Goodwill amortization                                                              --             0.01           0.07
                                                                             ----------     ----------     ----------
Adjusted basic and diluted net loss per share attributable to
   common stockholders                                                       $     0.41     $     0.82     $     1.41
                                                                             ==========     ==========     ==========

         The following table sets forth information concerning Salon's intangible assets as of March 31, 2003:

                                                          Gross                          Net
                                                         Carrying     Accumulated      Carrying
                                                          Amount      Amortization      Amount
                                                        ----------     ----------     ----------
Trade name                                              $    1,200     $      960     $      240
Proprietary technology                                         355            284             71
Audio technology                                               158            121             37
                                                        ----------     ----------     ----------
Total intangible assets subject to amortization         $    1,713     $    1,365     $      348
                                                        ==========     ==========     ==========

Goodwill                                                $    3,555     $    3,355     $      200
                                                        ----------     ----------     ----------
Total intangible assets not subject to amortization     $    3,555     $    3,355     $      200
                                                        ==========     ==========     ==========

         The following table sets forth information concerning Salon's intangible assets as of March 31, 2002:

                                                          Gross                          Net
                                                         Carrying     Accumulated      Carrying
                                                          Amount      Amortization      Amount
                                                        ----------     ----------     ----------
Trade name                                              $    1,200     $      720     $      480
Proprietary technology                                         355            213            142
Audio technology                                               158             61             97
                                                        ----------     ----------     ----------
Total intangible assets subject to amortization         $    1,713     $      994     $      719
                                                        ==========     ==========     ==========

Goodwill                                                $    3,555     $    3,355     $      200
                                                        ----------     ----------     ----------
Total intangible assets not subject to amortization     $    3,555     $    3,355     $      200
                                                        ==========     ==========     ==========

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         In May 2000, Salon acquired MP3Lit, a Website dedicated to offering spoken word and audio literature recordings in the MP3 format and recorded $1,873 of goodwill. During the year ended March 31, 2001 Salon determined that no significant income could be generated in the foreseeable future from the sale of digital downloadable spoken word recordings that was Salon's original intent in acquiring MP3Lit. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $1,717 during the year ended March 31, 2001, net of $156 amortization previously recorded. The acquisition of MP3Lit included contingently issuable common stock. In May 2001, Salon issued 317,000 such shares, valued at $108 that resulted in additional purchase consideration classified as goodwill. As Salon had determined that all goodwill associated with the acquisition was impaired, the goodwill resulting from this additional stock award was written off and included as a component of write-down of long-lived assets in Salon's results of operations for the year ended March 31, 2002. Additional contingent shares of 412,100 were issued in May 2002, valued at $42, determined to be additional goodwill, and expensed as a component of amortization of intangibles in Salon's results of operations for the year ended March 31, 2003.

         In March 1999 Salon acquired The Well LLC, an online community and recorded $3,555 of goodwill. During the year ended March 31, 2001 Salon determined that future cash flows could not justify the then carrying value of $2,133 and recorded an impairment charge $1,800 representing the difference between the carrying value of the goodwill and other intangibles and the discounted net present value of the expected future net cash flows.

         The aggregate amortization expense for Salon's fiscal year ended March 31, 2004 is estimated to be $348 and none to be charged thereafter.

NOTE 10. CONVERTIBLE PROMISSORY NOTES PAYABLE

         On July 24, 2002, Salon entered into a Note and Warrant Purchase Agreement with various investors, including three then Directors of Salon, for net proceeds of approximately $696. Under the agreement, Salon issued Convertible Promissory Notes (Notes) for a gross amount of $714 and issued warrants to purchase 357,021 shares of common stock at $0.21 per share. The Notes accrue interest on the unpaid principal at 6.0% per year with such interest and principal due the earlier of (i) the date of the next meeting of Salon's stockholders at which a proposal seeking the approval of the sale of the Notes and the sale of shares of Salon's Series B Preferred Stock is voted upon and is not approved by Salon's stockholders, or (ii) September 30, 2003.

         On December 18, 2002 Salon entered into a Note and Warrant Purchase Agreement with an investor for net proceeds of $200. Under the agreement, Salon issued a Note for a gross amount of $200 and issued warrants to purchase 300,000 shares of common stock at $0.0575 per share. The Note accrues interest on the unpaid principal at 6.0% per year with such interest and principal due September 30, 2003.

         On January 26, 2003 Salon entered into a Note and Warrant Purchase Agreement with an investor who is also a Director of Salon, for net proceeds of $100. Under the agreement, Salon issued a Note for a gross amount of $100 and issued warrants to purchase 150,000 shares of common stock at $0.0575 per share. The Note accrues interest on the unpaid principal at 6.0% per year with such interest and principal due September 30, 2003.

         On February 11, 2003 Salon entered into a Note and Warrant Purchase Agreement with an investor for net proceeds of $100. Under the agreement, Salon issued a Note for a gross amount of $100

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

and issued warrants to purchase 300,000 shares of common stock at $0.0575 per share. The Note accrues interest on the unpaid principal at 6.0% per year with such interest and principal due September 30, 2003.

         During March 2003, Salon entered into four Note and Warrant Purchase Agreements with two investors, one of which is a Director of Salon, for net proceeds of $400. Under the agreement, Salon issued Notes for a gross amount of $400 and issued warrants to purchase 1,200,000 shares of common stock at $0.046 per share. The Notes accrue interest on the unpaid principal at 6.0% per year with such interest and principal due September 30, 2003.

         The Notes listed above can be converted into financing securities or Salon's common stock. As of this filing, the holders of the Notes have not elected to convert their Notes into either financing securities or Salon's common stock.

         Notes issued between July 24, 2002 and January 26, 2003 automatically convert upon the closing of Salon's first sale of its proposed Series C preferred stock or common stock with aggregate gross proceeds to Salon of at least $2,000 (including the conversion of the outstanding principal of the Notes and other converted indebtedness of Salon). Notes issued subsequent to January 26, 2003, convert to a proposed Series D preferred stock, and if no such financing occurs by September 30, 2003, the notes automatically convert into shares of Salon's common stock.

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

         In the event of bankruptcy or insolvency proceedings, the Notes become immediately due and payable. Salon granted the purchasers of the Notes a security interest in substantially all of Salon's assets. The indebtedness of the Notes is subordinated to bank indebtedness, if incurred.

         The warrants issued in conjunction with the Notes issued from July 2002 through March 2003 were valued at $63 using the Black-Scholes option-pricing model, applying a contractual life of three years, a weighted average risk-free rate ranging from 2.75% to 1.5%, a volatility of 120% and a deemed fair value of common stock ranging from $0.04 to $0.05 per share.

         The Notes issued did not stipulate a maximum number of shares issuable upon conversion. Therefore, Salon may potentially have insufficient shares authorized to satisfy all obligations under convertible instruments, warrant agreements and options. Accordingly, as of July 24, 2002 all outstanding warrants were classified as long-term liabilities at their fair value of $175 on that day, along with $65 from the valuation of all new warrants issued. The warrants' fair value has been remeasured as of March 31, 2003 resulting in a charge of $114. Of this charge, $81 related to warrants issued in conjunction with prior issuances of preferred stock, and was recorded as a preferred deemed dividend in Salon's results of operations for the year ended March 31, 2003.

         On October 3, 2002, Salon sold and issued an unsecured promissory note to a Director of Salon and raised gross proceeds of $200. The unsecured promissory note accrues interest on the unpaid

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

principal at 6.0% per year, with such interest and principal due the earlier of
(i) the date of the next meeting of Salon's stockholders at which a proposal seeking the approval of the sale of the convertible promissory notes and the sale of shares of Salon's Series B Preferred Stock is voted upon and is not approved by Salon's stockholders, or (ii) September 30, 2003. The terms of the note stipulate that Salon shall undertake reasonable efforts to amend the terms of the note to be consistent with the rights and privileges to the convertible promissory notes issued on July 24, 2002, with such amendments not having occurred as of March 31, 2003.

NOTE 11. STOCKHOLDERS' EQUITY

PREFERRED STOCK

         Salon has 5,000,000 shares of preferred stock whose preferences, rights and privileges are to be decided by the Board of Directors, authorized in April 1999.

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

         Each share of Series A preferred stock is convertible at the option of the holder into shares of common stock at any time after the earlier of (a) the date on which Salon is delisted from any NASDAQ market or (b) the date on which the holders of common stock approve the issuance of Series A preferred stock with such approval having taken place on October 24, 2001. Each share of Series B preferred stock is convertible at the option of the holder into shares of common stock at any time. The Series A preferred stock initially was convertible into 12,944,000 shares of common stock at the discretion of the Series A preferred stockholders. The Series B preferred stock can be converted into 2,829,654 shares of common stock, or approximately 19.9%, of Salon's outstanding common stock, also at the discretion of the Series B stockholders. No conversion of Series A or Series B preferred stock to common stock occurred as of March 31, 2003.

         Both the conversion price and the warrant exercise price for Series A and B are subject to downward adjustment under certain circumstances related to subsequent stock issuances. The issuance of Series B triggered this feature for the Series A preferred stockholders during the year ended March 31, 2002, resulting in the conversion price of the Series A preferred stock to common stock declining from

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

$0.25 per share to $0.2433758 per share, while increasing the convertible shares of Series A preferred stock from 12,944,000 shares of common stock to 13,296,306 shares of common stock. In addition, the exercise price of warrants issued to Series A holders to acquire 6,472,000 shares of common stock declined from $0.2875 per share to $0.27688215 per share as of March 31, 2003. The conversion price of the Series B preferred stock to common stock is $0.1767 as of March 31, 2003. Salon has committed to not make further preferred stock issuances absent shareholder approval of the terms of the Series B preferred stock and the warrant. Salon anticipates soliciting the approval of its stockholders regarding the conversion of the Series B preferred stock and the issuance and sale of the warrant.

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

         The difference between the offering price of the Series A preferred stock and the fair value of the common stock into which the preferred stock is convertible on the dates of the transactions, resulted in a beneficial conversion feature in the amount of $2,257. The allocation of proceeds between preferred stock and warrants and the immediate redemption feature of the preferred stock resulted in an immediate accretion of the preferred stock in the amount of $932. The warrants have been valued using the Black-Scholes option-pricing model, assuming no dividend yield, an expected volatility of 100%, contractual life of five years and a risk-free interest rate of 4.5%. The aggregate value of the beneficial conversion feature and immediate accretion, of $3,189, is reflected as a preferred dividend in the consolidated statements of operations. In addition, an 8% cash dividend of $97 has accrued to the holders of the preferred stock as of March 31, 2003 and 2002. As of March 31, 2003, no cash dividend was paid.

         Neither the Series A or B Preferred Stock, the associated warrants, nor the underlying shares of common stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

CONVERTIBLE PREFERRED STOCK WARRANTS

         In July 1998, Salon issued a warrant to purchase 79,000 shares of Old Series B preferred stock at an exercise price of $3.16 per share in connection with an online distribution agreement. Salon valued the warrant at $217 using the Black-Scholes option pricing model and amortized this amount to sales and marketing expense through its fiscal year ended March 31, 2000 in its Consolidated Statement of Operations. Upon completion of the initial public offering, the warrant was converted to the right to purchase an equivalent number of Salon's common stock at the same exercise price per share. The warrant may be exercised at any time within 5 years after issuance and expires in July 2003. The warrant has not been exercised as of March 31, 2003.

         In September 1998, Salon issued warrants to purchase up to 220,000 shares of common stock at an exercise price of $0.52 per share in connection with the sale of Old Series C convertible preferred stock. Salon valued the warrants at $615 using the Black-Scholes option-pricing model and applied the amount to additional paid-in capital. The allocation of proceeds between convertible preferred stock and warrants resulted in a beneficial conversion feature in the amount of $271 that was reflected as a preferred deemed dividend in the Consolidated Statement of Operations for the fiscal year ended March 31, 1999.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Upon completion of the initial public offering, the warrant was converted to the right to purchase an equivalent number of Salon's common stock at the same exercise price per share. The warrants may be exercised at any time within 10 years after issuance and expire in September 2008. As of March 31, 2003, warrants to purchase 173,000 shares of common stock were exercisable.

         In April 1999, Salon issued warrants to purchase 148,000 shares of Old Series C preferred stock at an exercise price of $3.88 per share. Salon valued the warrants using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk-free interest rate of 5.14%, an expected dividend yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrants of $1.4 million was netted against the proceeds from Salon's initial public offering. Upon completion of the initial public offering, the warrants were converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price per share. The warrants may be exercised at any time within five years after issuance and expire in April 2004. The warrants have not been exercised as of March 31, 2003.

         In April 1999, Salon issued warrants to purchase 26,000 shares of Old Series C preferred stock at an exercise price of $3.88 per share. Salon valued the warrant using the Black-Scholes option pricing model, applying a contractual life of 5 years, a weighted average risk-free interest rate of 5.14%, an expected dividends yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrants of $244 was amortized through Salon's fiscal year ending March 31, 2002 as a component of sales and marketing expense in the Consolidated Statement of Operations. Upon completion of Salon's initial public offering, the warrants were converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price per share. The warrants may be exercised at any time within five years after issuance and expire in April 2004. The warrants have not been exercised as of March 31, 2003.

COMMON STOCK WARRANTS NOT ASSOCIATED WITH ISSUANCE OF SERIES A OR B PREFERRED STOCK

         In June 1999, Salon issued warrants to purchase 6,000 shares of common stock at an exercise price of $10.06 per share in return for marketing consulting work. Salon valued the warrants using the Black-Scholes option-pricing model, applying an contractual life of 5 years, a weighted average risk-free interest rate of 5.5%, an expected dividend yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.06. The fair market value of the warrants of $47 was amortized through Salon's fiscal year ending March 31, 2002 as a component of sales and marketing expense in the Consolidated Statement of Operations. The warrants may be exercised at any time within five years after issuance and expire in June 2004. The warrants have not been exercised as of March 31, 2003.

         In January 2002, Salon issued warrants to purchase 30,000 shares of common stock at an exercise price of $0.15 per share in return for marketing consulting work. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 5 years, a weighted average risk-free interest rate of 4.15%, an expected dividend yield of zero percent, a volatility of 100% and a deemed fair value of common stock of $0.12. The fair market value of the warrants of $3 was amortized through Salon's fiscal year ending March 31, 2002 as a component of sales and marketing expense in the Consolidated Statement of Operations. The warrants may be exercised at any time within five years after issuance and expire in June 2007. The warrants have not been exercised as of March 31, 2003.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         In October 2002, Salon issued warrants to purchase 37,500 shares of common stock at an exercise price of $0.05 per share to secure an account receivable purchase agreement with a bank. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 7 years, a weighted average risk-free interest rate of 3.0%, an expected dividend yield of zero percent, a volatility of 120% and a deemed fair value of common stock of $0.07. The fair market value of the warrants of $2 was amortized through Salon's fiscal year ending March 31, 2003 as a component of interest and other expense in the Consolidated Statement of Operations. The warrants may be exercised at any time within seven years after issuance and expire in October 2009. The warrants have not been exercised as of March 31, 2003.

COMMON STOCK ISSUED FOR PREPAID ADVERTISING RIGHTS

         In December 1999, Salon issued 1,125,000 shares of common stock, representing approximately 10% of Salon's then outstanding common stock to a broadcasting company in exchange for $11,800 in advertising and promotional time to be delivered over ten years. Based on the then closing price of Salon's common stock, Salon recorded the value of the services to be rendered at $8,100 that it is amortizing as used. To date, the broadcasting company has delivered $3,272 of advertising and promotion time.

NOTE 12. INCOME TAXES

         Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurring operating losses. At March 31, 2003, Salon has net operating loss carry-forwards of $56,006 and $28,177 for Federal and California purposes, respectively, available to reduce future taxable income, if any. These carry-forwards expire through 2022 and 2012 for Federal and California purposes, respectively, if not utilized beforehand.

         At March 31, 2003, Salon has research and development credit carry-forwards of $12 and $9 for Federal and California income tax purposes, respectively. The research and development credit carry-forwards expire beginning in the year 2011.

         The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a company. In the event Salon had incurred a change in ownership, utilization of the carry-forwards could be restricted.

         Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                MARCH 31,
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------
Net operating losses                                     $ 20,686      $ 18,638

Other                                                       2,000         1,087
                                                         --------      --------
Total deferred tax assets                                  22,686        19,725
Valuation allowance                                       (22,686)      (19,725)
                                                         --------      --------

Net deferred tax asset                                   $   --        $   --
                                                         ========      ========

                             SALON MEDIA GROUP, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets. The difference between Salon's effective income tax rate and the federal statutory (34%) rate is as follows:

                                               YEAR ENDED MARCH 31,
                                        ---------------------------------
                                          2003         2002         2001
                                        -------      -------      -------
Statutory tax benefit                   $(1,930)     $(3,860)     $(6,513)
State taxes, net of federal benefit        (331)        (662)      (1,118)

Permanent differences                       105        1,472          869

Other                                      (805)         343          716
                                        -------      -------      -------
Total                                    (2,961)      (2,707)      (6,046)

Change in valuation allowance             2,961        2,707        6,046
                                        -------      -------      -------

                                        $  --        $  --        $  --
                                        =======      =======      =======

NOTE 13. EMPLOYEE STOCK OPTION PLAN

         Under the Salon Internet, Inc. 1995 Stock Option Plan ("Salon Plan") incentive and nonqualified stock options may be granted to officers, employees, directors and consultants of Salon. Options vest over periods of one to four years and have terms of ten years. The exercise price of options is determined by the Board of Directors and is generally at least equal to the fair market value of the stock on the grant date. Salon does not have any option plans not approved by shareholders. At March 31, 2003, 2002, and 2001, Salon had 1,151,000, 559,000, and 97,000, shares, respectively, authorized and available for grants under this plan.

         The following table summarizes activity under Salon's Plan from March 31, 2001 through March 31, 2003:
                                                               Weighted
                                                                Average
                                              Number of        Exercise
                                                shares           Price
                                              ----------      ----------
Balance March 31, 2000                         2,712,000      $     4.64
Options granted                                1,914,000      $     1.36
Options terminated                              (859,000)     $     3.66
Options exercised                               (258,000)     $     0.26
                                              ----------
Balance March 31, 2001                         3,509,000      $     3.43
Options granted                                4,206,000      $     0.17
Options terminated                              (972,000)     $     1.99
Options exercised                                (15,000)     $     0.32
                                              ----------
Balance March 31, 2002                         6,728,000      $     1.61
Options granted                                   69,000      $     0.10
Options terminated                              (661,000)     $     1.36
Options exercised                                   --        $     --
                                              ----------
Balance March 31, 2003                         6,136,000      $     1.62
                                              ==========

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The following table summarizes information about stock options outstanding at March 31, 2003:

                                         Options Outstanding                          Options Exercisable
                        ----------------------------------------------------   ----------------------------------
                                               Weighted
                                               Average             Weighted                             Weighted
                            Number of         Remaining            Average           Number of           Average
      Range of               Shares          Contractual           Exercise            Shares           Exercise
  Exercise Prices          Outstanding       Life (Years)           Price           Exercisable           Price
---------------------   ------------------  --------------   ---------------   -----------------   --------------
   $0.06 - $ 0.06              11,000            9.5           $     0.06                 -          $      -
   $0.11 - $ 0.14           3,050,000            8.6                 0.14             1,088,000           0.14
   $0.20 - $ 0.20             485,000            4.0                 0.20               477,000           0.20
   $0.32 - $ 0.37             926,000            7.9                 0.36               681,000           0.36
   $0.52 - $ 0.52              34,000            5.5                 0.52                34,000           0.52
   $1.38 - $ 2.00             685,000            7.4                 1.80               445,000           1.81
   $2.92 - $ 3.63             131,000            6.0                 2.98               126,000           2.97
   $5.06 - $ 6.97             113,000            6.7                 5.57               102,000           5.55
   $8.50 - $10.94             701,000            6.4                 9.68               636,000           9.72
                        ------------------                                        -----------------
                            6,136,000            7.6           $     1.62             3,589,000      $    2.33
                        ==================                                        =================

         At March 31, 2002 and 2001 options to purchase 1,900,000 and 1,118,000 shares of common stock, respectively, were exercisable.

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

                                                     YEAR ENDED MARCH 31,
                                                  --------------------------
                                                   2003      2002       2001
                                                  -----     -----      -----
Production and content                            $  35     $  72      $  46
Sales and marketing                                  21        55        106
Research and development                           --         (22)        11
General and administrative                            1         9         11
                                                  -----     -----      -----
                                                  $  57     $ 114      $ 174
                                                  =====     =====      =====

         The pro forma information included in Note 2 of the consolidated financial statements illustrates the results of operations as if Salon had accounted for its grants of employee stock options under the fair value method of SFAS No. 123. The fair value of the options was estimated at the date of grant using the

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Black-Scholes option-pricing model. Salon determined the estimated fair value of its options granted for the years ended March 31, 2003, 2002, and 2001 using the following weighted assumptions:

                                             YEAR ENDED MARCH 31,
                                    ----------------------------------------
                                    2003             2002               2001
                                    ----             ----               ----
    Risk-free interest rates    3.25 - 4.38%     3.55 - 4.67%       4.56 - 6.44%
    Expected lives (in years)       4.00             4.00               4.00
    Expected volatility            120.0%           120.0%             100.0%
    Dividend yield                  0.0%             0.0%               0.0%

         The weighted average grant date fair value per share of options granted during the years ended March 31, 2003, 2002, and 2001 was $0.08, $0.14, and $0.98, respectively.

NOTE 14. BANK LINE OF CREDIT

         In October 2002, Salon entered into an Accounts Receivable Purchase Agreement with a bank. Under the terms of the agreement, the bank can make advances of 60% or 80% of the face value of acceptable receivables from Salon, depending on the nature of the receivable. The aggregate advances on receivables outstanding under the agreement cannot exceed $1,000, however the amount is capped at $300 until such time as Salon has $2,500 of unrestricted cash. Amounts advanced under this agreement accrue interest at prime plus 1% per annum on the average daily balance outstanding and are subject to a fee of 1.25% per month on the average daily balance outstanding. Upon collection of the outstanding receivable used as collateral for the advance, the corresponding advance is paid back to the bank along with applicable fees. As part of the agreement, Salon issued 37,500 warrants to the bank. The warrants were valued at an immaterial amount using the Black-Scholes option-pricing model, applying a contractual life of seven years, a weighted average risk-free rate of 4.375%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of seven cents. Salon borrowed and repaid $89 during the year ending March 31, 2003 and has no amounts outstanding under this agreement as of March 31, 2003. Subsequent to March 31, 2003, Salon has borrowed $61 net under the agreement.

NOTE 15. SUBSEQUENT EVENTS

         Between April 10, 2003 and June 27, 2003, Salon issued Note and Warrant Purchase Agreements for $900 and issued warrants to purchase 3,000,000 shares of common stock. The notes accrue interest on the unpaid principal at 6.0% per year with such interest and principal due September 30, 2003.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             Net Loss       Loss per share
                                         Attributable to    Attributable to
                Net           Gross          Common             Common
Quarter      Revenues         Margin       Stockholders      Stockholders
----------  ----------      ----------      ----------        -----------
2003
    1st     $      972      $    (201)      $  (1,663)        $    (0.12)
    2nd          1,023           (198)         (1,481)             (0.11)
    3rd          1,140             36          (1,256)             (0.09)
    4th            868            (59)         (1,278)             (0.09)
            ----------      ----------      ----------
    Total   $    4,003      $    (422)      $  (5,678)        $    (0.41)
            ==========      ==========      ==========

2002
    1st     $      973      $    (554)      $  (2,920)        $    (0.22)
    2nd            567           (697)         (5,639)             (0.42)
    3rd          1,128            (29)         (1,374)             (0.10)
    4th            951           (110)         (1,353)             (0.10)
            ----------      ----------      ----------
    Total   $    3,619      $  (1,390)      $ (11,286)        $    (0.83)
            ==========      ==========      ==========

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


ITEM 14.  CONTROLS AND PROCEDURES

         a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(C) and 15d-14(C) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

        (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) The following documents are filed as a part of this Report:

         1 Financial Statements: The information concerning Salon's financial statements, and the Report of PricewaterhouseCoopers LLP, Independent Auditors, required by this item is incorporated by reference herein to the section of this Report in Item 8, entitled "Financial Statements and Supplementary Data."

         2 Exhibits: The Exhibits listed are filed as part of, or incorporated by reference into, this Report.

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

     4.2.6(11)    Form of Common Stock Purchase Warrant dated September 13, 2001 issued by Salon Media Group, Inc.

     4.2.7(12)    Securities Purchase Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems
                  Incorporated.

     4.2.8(12)    Securities Rights Agreement dated as of February 14, 2002
                  between Salon Media Group, Inc. and Adobe Systems
                  Incorporated.

     4.2.9(12)    Form of Common Stock Purchase Warrant dated February 14, 2002 issued by Salon Media Group, Inc.

     4.2.10(13)   Note and Warrant Purchase Agreement dated as of July 24, 2002

     4.2.11(13)   Form of Convertible Promissory Note, dated July 24, 2002
                  issued by Salon Media Group, Inc.

     4.2.12(13)   Form of Common Stock Purchase Warrant, dated July 24, 2002 issued by Salon Media Group, Inc.

     4.2.13(14)   Note dated as of October 3, 2002

     4.2.14(15)   Note and Warrant Purchase Agreement dated as of December 18,
                  2002

     4.2.15(15)   Form of Convertible Promissory Note, dated December 18, 2002 issued by Salon Media Group, Inc.

     4.2.16(15)   Form of Common Stock Purchase Warrant, dated December 18, 2002 issued by Salon Media Group, Inc.

     4.2.17(16)   Note and Warrant Purchase Agreement dated as of January 26,
                  2003

     4.2.18(16)   Form of Convertible Promissory Note, dated January 26, 2003 issued by Salon Media Group, Inc.

     4.2.19(16)   Form of Common Stock Purchase Warrant, dated January 26, 2003 issued by Salon Media Group, Inc.

     4.2.20(17)   Note and Warrant Purchase Agreement dated as of February 11,
                  2003

     4.2.21(17)   Form of Convertible Promissory Note, dated February 11, 2003 issued by Salon Media Group, Inc.

     4.2.22(17)   Form of Common Stock Purchase Warrant, dated February 11, 2003 issued by Salon Media Group, Inc.

     4.2.23(18)   Form of Note and Warrant Purchase Agreement used during March
                  2003

     4.2.24(18)   Form of Convertible Promissory Note used during March 2003 by
                  Salon Media Group, Inc.

     4.2.25(18)   Form of Common Stock Purchase Warrant used during March 2003 by Salon Media Group, Inc.

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

     10.22(1)     Series B Preferred Stock Purchase Agreement dated November 28,
                  1997.

     10.23(1) Series C Preferred Stock Purchase Agreement dated September 18, 1998.

     10.24(1)     Series C Preferred Stock Purchase Agreement dated April 14,
                  1999.

     10.25(2) Warrant to Purchase Stock issued to Chatsworth Securities LLC dated April 14, 1999.

     21.1(8)      Subsidiaries of Salon

     23.2         Consent of Independent Auditors, PricewaterhouseCoopers LLP

     24.1(1)      Power of Attorney (included on page II-5).

     27.1         Financial Data Schedule

     99.1 Certification of Chief Executive Officer under Section 906 of the Sarvanes-Oxley Act of 2002

     99.2 Certification of Chief Financial Officer under Section 906 of the Sarvanes-Oxley Act of 2002

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

     10 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on August 20, 2001

     11 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on September 25, 2001

     12 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on March 13, 2002

     13 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on July 29, 2002

     14 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on October 15, 2002

     15 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on December 30, 2002

     16 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on February 11, 2003

     17 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on February 24, 2003

     18 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on March 28, 2003

     b) Reports on Form 8-K during the quarter ended March 31, 2003:

         On February 11, 2003 Salon filed a Current Report on Form 8-K under
Item 5 announcing the sale of a convertible promissory note and warrants for which it received gross proceeds of $100,000 in cash.

         On February 24, 2003 Salon filed a Current Report on Form 8-K under
Item 5 announcing the sale of a convertible promissory note and warrants for which it received gross proceeds of $100,000 in cash.

         On March 28, 2003 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of convertible promissory notes and warrants for which it received gross proceeds of $400,000 in cash.

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

                                      SALON MEDIA GROUP, INC.

                                      By:  /s/ Michael O'Donnell
                                           -------------------------------------
                                           Michael O'Donnell
                                           Chief Executive Officer and President


                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael O'Donnell and Elizabeth Hambrecht, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                   Title                          Date
--------------------------------------  -------------------------------------       -------------

          /s/ David Talbot              Chairman of the Board,                      June 27, 2003
--------------------------------------  Editor-in-Chief
            David Talbot


       /s/ Michael O' Donnell           Chief Executive Officer,                    June 27, 2003
--------------------------------------  President and Director
          Michael O'Donnell             (Principal Executive Officer)


       /s/ Elizabeth Hambrecht          Chief Financial Officer, Secretary,         June 27, 2003
--------------------------------------  Treasurer and Director
         Elizabeth Hambrecht            (Principal Financial Officer)


        /s/ Dr. John Warnock            Director                                    June 27, 2003
--------------------------------------
          Dr. John Warnock


              Signature                                   Title                          Date
--------------------------------------  -------------------------------------       -------------

          /s/ Robert Ellis              Director                                    June 27, 2003
--------------------------------------
            Robert Ellis


       /s/ James H. Rosenfield          Director                                    June 27, 2003
--------------------------------------
         James H. Rosenfield


          /s/ Michael Fuchs             Director                                    June 27, 2003
--------------------------------------
            Michael Fuchs



                                 CERTIFICATIONS

I, Michael O'Donnell, certify that:

1. I have reviewed this annual report on Form 10-K of Salon Media Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

/s/ Michael O'Donnell
-------------------------------------
Michael O'Donnell
Chief Executive Officer and President

I, Elizabeth Hambrecht, certify that:

1. I have reviewed this annual report on Form 10-K of Salon Media Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

/s/ Elizabeth Hambrecht
-------------------------------------
Elizabeth Hambrecht
Chief Financial Officer, Secretary and Treasurer