Form 10-K/A
period 2003-03-31
SALON MEDIA GROUP INC
filed 2003-07-29
CIK 1084332

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's common stock on September 30, 2002 was approximately $320,000. Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 9, 2003 was 14,155,276 shares.

================================================================================

================================================================================

                                   FORM 10-K/A

         The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended March 31, 2003 to include the Part III information set forth herein:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         Salon's executive officers and directors as of March 31, 2003 are as follows:

Name                      Age Position
------------------------- --- --------------------------------------------------
David Talbot               51 Chairman of the Board, Editor-in-Chief
Michael O'Donnell          39 Chief Executive Officer, President, Director
Elizabeth Hambrecht(4)     40 Chief Financial Officer, Treasurer and Secretary
Robert O'Callahan(6)       52 Chief Financial Officer, Treasurer and Secretary
                              (former)
Scott Rosenberg            43 Senior Vice President, Editorial Operations
Patrick Hurley             41 Senior Vice President, Business Operations
George Hirsch(5)           68 Director
Brian Dougherty(3)         47 Director
Dr. John Warnock(1)        62 Director
Robert Ellis               67 Director
Rob McKay(1)               39 Director
James H. Rosenfield(2)     74 Director
Michael Fuchs(2)           57 Director

   (1)   Member of Audit Committee
   (2)   Member of Compensation Committee
   (3)   Resigned April 28, 2003
   (4)   Approved as officer effective May 2, 2003
   (5)   Director effective April 3, 2003
   (6)   Employment terminated in May 2003

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

         MICHAEL O'DONNELL has served as Salon's President and Director since December 1996. He became Chief Executive Officer in April 1999. In 1996, he served as Vice President of Sales and Merchandising at SegaSoft, Inc., a consumer software publisher. From 1995 to 1996, Mr. O'Donnell was Vice President of Worldwide Sales at Rocket Science Games, Inc., a consumer software publisher. From

1993 to 1995, he served as Vice President of Retail Sales at Mindscape, Inc., a consumer software publisher. Mr. O'Donnell holds a Bachelor of Arts degree in political science from the University of California at Berkeley.

         ELIZABETH HAMBRECHT has served as Salon's Chief Financial Officer, Treasurer and Secretary since May 2003. From 1999 to March 2003, she was the co-founder and Director of Asiacontent.com. From 1997 to 2000 she was the co-founder, Chief Financial Officer and Director of Boom.com. From 1992 to 1995 she was Executive Director at Goldman Sachs (Hong Kong) Ltd. From 1987 to 1992 she was Assistant Director at Barings Securities (Hong Kong) Ltd. Ms Hambrecht holds a Bachelor of Arts degree in history from Vassar College.

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

         GEORGE HIRSCH has served as a Director of Salon since April 2003. In 1978 he was the founding publisher of THE RUNNER magazine and served as its President through 1987, at which time Rodale Inc., the publisher of RUNNER'S WORLD, acquired it. Since 1987 he has held various positions with Rodale, Inc., including Worldwide Publisher of RUNNER'S WORLD, Publishing Director of MEN'S HEALTH, and Director of International Magazines. Currently he is Worldwide Publisher Emeritus of RUNNER'S WORLD and MEN'S HEALTH magazines. In 1973 he was founding publisher of NEW TIMES magazine and served as its President through 1979. In 1967 he was the founding publisher NEW YORK magazine and served as its President through 1971. From 1962 through 1967 he held various positions with Time Inc. Mr. Hirsch holds a Masters in Business Administration from the Harvard University and a B.A. in History from Princeton University.

         BRIAN DOUGHERTY served as a Director of Salon from November 1999 through April 2003. Mr. Dougherty was the founder, Chairman and Chief Technology Officer for Wink Communications, a publicly traded company that provided a complete end-to-end system for electronic commerce on television. Before founding Wink in 1994, Mr. Dougherty founded Geoworks, a computer software company delivering operating systems for handheld devices.

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

         ROBERT ELLIS has served as a Director of Salon since August 2001. He is an advisor, investor, and director of Internet companies. From 1997 through 1999 he was the publisher, board member and early investor of XOOM.com (XMCM) that was merged with the National Broadcasting Company, Inc.'s Internet properties. He formerly was president of eNature.com, the leading nature content site on the web. Mr. Ellis is a co-founder and member of the board of One FN, and is on the board of Winetasting.com. In 1996, he founded and produced Bonjour Paris, a travel destination site in France featured on America Online. Prior to that, he founded and owned Compact Publishing, for which he developed the Time Almanac with Time Magazine. He formerly was a correspondent for Time Magazine. Mr. Ellis holds an M.A. degree in History from the University of Chicago and a B. A. in Philosophy from Yale University.

         ROB MCKAY has served as a Director of Salon since August 2001. He has served as the President of the McKay Family Foundation since its inception in 1992, which supports community-based activist organizations working for long-term social and economic change. Mr. McKay is also the Managing Partner for the McKay Investment Group, which provides venture capital for early-stage technology and consumer product companies. He also serves actively on a number of corporate and foundation boards. Mr. McKay received his B.A. degree in Political Science and Sociology from Occidental College, and his M.A. in Social and Public Policy from the University of California, Berkeley.

         JAMES H. ROSENFIELD has served as a Director of Salon since April 1998. Mr. Rosenfield has been the President of JHR & Associates, a media-consulting firm, since 1998. From 1994 to 1998, Mr. Rosenfield was Managing Director at the investment-banking firm of Veronis Suhler & Associates. From 1987 to 1994, he was Chairman and Chief Executive Officer of John Blair Communications, Inc., a television sales and syndication company. From 1965 to 1985, Mr. Rosenfield held various executive positions at CBS Corporation, a television broadcasting and media company, including Executive Vice President of the Broadcast Group. Mr. Rosenfield holds a B.A. degree in English from Dartmouth College.

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

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the compensation during the fiscal years ended March 31, 2001, March 31, 2002 and March 31, 2003 of the Chief Executive Officer and the four other most highly compensated current and former executive officers.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION           LONG TERM
                                             -------------------          COMPENSATION
                                                                             AWARDS
                                                                           ----------
                                                                           SECURITIES
                                                                           UNDERLYING      ALL OTHER
       NAME AND PRINCIPAL POSITION       YEAR     SALARY       BONUS(1)     OPTIONS      COMPENSATION
       ---------------------------       ----     ------       --------     -------      ------------
Michael O'Donnell....................... 2003    $191,250     $    -0-         --          $   -0-
   President and Chief Executive         2002    $191,250     $    -0-      440,000        $   -0-
   Officer                               2001    $225,000     $    -0-      140,384        $   -0-

David Talbot............................ 2003    $191,250     $    -0-         --          $   -0-
   Chairman and Editor in Chief          2002    $191,250     $    -0-      440,000        $   -0-
                                         2001    $225,000     $    -0-      131,884        $   -0-

Robert O'Callahan....................... 2002    $148,750     $    -0-         --          $   -0-
   (Former) Chief Financial Officer,     2002    $148,750     $    -0-      240,000        $   -0-
   Treasurer and Secretary               2001    $120,705     $    -0-      136,188        $   -0-

Patrick Hurley.......................... 2003    $148,750     $  1,711         --          $   -0-
   Senior Vice President - Business      2002    $148,750     $    -0-      165,000        $   -0-
   Operations                            2001    $146,054     $    -0-       48,188        $   -0-

Scott Rosenberg......................... 2003    $148,750     $  1,711         --          $   -0-
   Senior Vice President - Editorial     2002    $148,750     $    -0-      170,000        $   -0-
   Operations                            2001    $151,317     $    -0-       40,188        $   -0-

-----------------

(1) Bonuses are principally based on performance and are shown in the year earned.

STOCK OPTIONS GRANTED IN FISCAL 2003

         None of the individuals named in the Summary Compensation Table received any option grants during the fiscal year ended March 31, 2003.

OPTION EXERCISES AND FISCAL 2003 YEAR-END VALUES

         The following table sets forth information concerning unexercised options to purchase Salon's Common Stock held as of March 31, 2003 by the persons named in the Summary Compensation Table. There were no exercises of options by any of the officers named in the Summary Compensation Table during the fiscal year ended March 31, 2003.


                                     NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                                     AT FISCAL YEAR END(1)               AT FISCAL YEAR END (2)
                                     ---------------------               ----------------------

             NAME               EXERCISABLE      UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
             ----               -----------      -------------       -----------      -------------
  Michael O'Donnell.......        756,246            334,138            $   -0-        $     -0-
  David Talbot............        615,756            331,128            $   -0-        $     -0-
  Robert O'Callahan (3)...        180,666            195,522            $   -0-        $     -0-
  Patrick Hurley..........        142,480            120,708            $   -0-        $     -0-
  Scott Rosenberg.........        133,805            118,154            $   -0-        $     -0-

-----------------

(1) Salon's stock options generally vest one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by Salon. All options are exercisable only to the extent vested.

(2) The value of the unexercised in-the-money options is based on a fair market value of $0.06, the closing price of Salon's Common Stock on March 28, 2002 as reported on the Over-The-Counter (OTC) Bulletin Board and is net of the exercise price of such options. It does not include options that had an exercise price greater than $0.06.

(3) Robert O'Callahan left Salon in May 2003 and did not exercise any of these options.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about Salon's common stock that may be issued upon the exercise of options, warrants and rights under all of Salon's existing equity compensation plans as of March 31, 2003, including the Salon.com 1995 Stock Option Plan and the 1999 Employee Stock Purchase Plan.

------------------------------------------------------------------------------------------------------------------
         PLAN CATEGORY             NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                                   BE ISSUED UPON EXERCISE      EXERCISE PRICE OF      REMAINING AVAILABLE FOR
                                   OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     FUTURE ISSUANCE UNDER
                                     WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       EQUITY COMPENSATION
                                                                                           PLANS, EXCLUDING
                                                                                       SECURITIES REFLECTED IN
                                                                                              COLUMN (A)

                                             (A)                       (B)                       (C)
------------------------------------------------------------------------------------------------------------------

Equity compensation plans               6,136,087 (1)                 $1.62                 1,151,182 (1)
approved by security                            0 (2)                                         417,525 (2)
holders
------------------------------------------------------------------------------------------------------------------

Equity compensation plans                   None                       None                      None
not approved by security
holders
                                ----------------------------------------------------------------------------------
Total                                     6,136,087                    N/A                    1,568,707
------------------------------------------------------------------------------------------------------------------

-----------------

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

COMPENSATION OF DIRECTORS

         Directors receive no compensation for serving as directors of Salon, except for Mr. Rosenfield. During the fiscal year ended March 31, 2003, Mr. Rosenfield was paid a directors' fee of $5,000 and reimbursement of expenses of $2,907 for a total of $7,907.

ITEM 12.  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK AND COMMON STOCK EQUIVALENTS

             The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of June 30, 2003 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each director and nominee, (c) by the Chief Executive Officer and the other four most highly compensated executive officers serving on March 31, 2003 (the "Named Executive Officers"), and (d) by all executive officers and directors of Salon as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)                            AMOUNT AND NATURE OF    PERCENT OF
                                                                 BENEFICIAL OWNERSHIP(2)    CLASS(3)
--------------------------------------------------------------   -----------------------    --------
William R. Hambrecht (4)......................................          6,804,542                  35.7%
539 Bryant Street, Suite 100
San Francisco, CA  94107

Adobe Systems Incorporated (5)................................          6,378,458                  34.7%
345 Park Avenue
San Jose, CA  95126

Shea Ventures LLC (6).........................................          3,721,281                  20.8%
655 Brea Canyon Road, Suite 200
Walnut, CA 91788

Constellation Venture Capital (7).............................          2,183,765                  13.9%
Bear Stearns Asset Management
575 Lexington Ave.
New York, NY  10022

Wasserstein Adelson Ventures LP (8)...........................          2,054,900                  13.1%
1301 Avenue of the Americas, 44th Floor
New York, NY 10019

Octavia LLC(9)................................................          1,548,423                   9.9%
1735 Union Street
San Francisco, CA 94123

Thomas H. Dittmer Declaration of Trust (10)...................          1,515,000                   9.7%
150 South Wacker Drive, Suite 950
Chicago, IL 60606

                                                                   AMOUNT AND NATURE OF    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1) - CONTINUED              BENEFICIAL OWNERSHIP(2)    CLASS(3)
--------------------------------------------------------------   -----------------------    --------
Rainbow Media Holdings, Inc. (11) ............................          1,125,000                   7.9%
1111 Stewart Ave.
Bethpage, NY  11714

Funds affiliated with Granite Ventures LLC (12)...............            795,007                   5.6%
One Bush Street
San Francisco, CA, 94104


EXECUTIVE OFFICERS AND DIRECTORS
Dr. John Warnock (13).........................................          5,481,303                  28.0%
Rob McKay (14)................................................          1,804,386                  11.5%
Michael Fuchs (15)............................................          1,533,334                   9.8%
David Talbot (16).............................................          1,038,229                   7.0%
Michael O'Donnell (17)........................................            848,230                   5.7%
Robert O'Callahan (18)........................................            210,146                   1.5%
Scott Rosenberg (19) .........................................            198,020                   1.4%
Patrick Hurley (20)...........................................            166,125                   1.2%
Brian Dougherty (21)..........................................             81,770                     *%
James H. Rosenfield (22)......................................             87,979                     *%
Robert Ellis (23) ............................................             28,334                     *%
Directors and executive officers as a group (eleven persons)           11,477,856                  46.0%
*Less than one percent (1%).

-----------------

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

(2) Options granted under Salon's 1995 Stock Option Plan generally vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's employment.

(3) Calculated on the basis of 14,155,276 shares of Common Stock outstanding as of June 30, 2003, shares of Common Stock underlying options exercisable within sixty (60) days of June 30, 2003, shares of Common Stock that a shareholder has the right to acquire upon conversion of shares of Series A Preferred Stock or Series B Preferred Stock and currently exercisable warrants to acquire shares of Common Stock are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants, as applicable. Excludes potential dilution of the future conversion of convertible promissory notes with no fixed conversion price issued to William Hambrecht, Ironstone Group, Inc., Shea Ventures, Octavia LLC, and Dr. John Warnock.

(4) Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and is the manager of this entity. WR Hambrecht + Co., LLC directly owns 1,910,000 shares of Common Stock. Mr. Hambrecht directly owns no shares of Common Stock. Mr. Hambrecht disclaims beneficial ownership of the shares of Salon's Common Stock held directly by the LLC, other than his proportionate ownership interest. Includes 2,054,435 shares of Common Stock that Mr. Hambrecht has the right to acquire upon conversion of 125 shares of Series A Preferred Stock and 1,340,107 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Includes 1,500,000 shares of Common Stock issuable upon exercise of immediately exercisable warrants by Ironstone Group, Inc., which Mr. Hambrecht is a shareholder of.

(5) Includes 2,829,654 shares of Common Stock that stockholder has the right to acquire upon conversion of 125 shares of Series B Preferred Stock and 1,414,827 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(6) Includes 2,054,436 shares of Common Stock that stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock and 1,366,845 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Includes 300,000 shares of Common Stock that a trust controlled by the stockholder may be immediately issued upon exercise of an immediately exercisable warrant.

(7) Consists of 530,192 shares of Common Stock held by Constellation Venture Capital, L.P. and 114,138 shares held by Constellation Venture Offshore, L.P. Includes 1,035,435 shares of Common Stock that Constellation Venture Capital has the right to acquire upon conversion of 63 shares of Series A Preferred Stock and 504,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(8) Consists of 515,464 shares of Common Stock held by stockholder. Includes 1,035,436 shares of Common Stock that stockholder has the right to acquire upon conversion of 63 shares of Series A Preferred Stock and 504,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(9) Includes 1,019,000 shares of Common Stock that stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 529,423 shares of Common Stock issuable upon exercise of immediately exercisable warrants.

(10) Includes 1,019,000 shares of Common Stock that stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 496,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(11) Rainbow Media Holdings, Inc. is a subsidiary of Cablevision Systems Corporation (NYSE:CVC)

(12) Consists of 53,617 shares of Common Stock held by Adobe Ventures II, LP, 198,062 shares held by H&Q Salon Investors, LP, 316,851 shares held by H&Q Adobe Ventures Management LP, 33,367 shares held by H&Q Adobe Ventures Management II LLC., 47,700 shares held by Standish O'Grady, 4,250 shares held by Granite Ventures, LLC and 141,160 shares issuable upon exercise of warrants held by Adobe Ventures II, LP. Because voting and investment decisions concerning the above securities may be made by or in conjunction with the other reporting persons, each of the reporting persons may be deemed a member of a group that shares voting and dispositive power over all of the above securities but disclaims beneficial owner of any securities other than those directly held by such reporting person.

(13) Includes 2,054,436 shares of Common Stock that stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock and 3,349,345 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Includes 18,334 shares subject to options that may be exercised within sixty (60) days of June 30, 2003.

(14) Mr. McKay is the managing partner of the McKay Investment Group. Includes 1,019,000 shares of Common Stock that the McKay Investment Group has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 496,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Includes 18,334 shares subject to options that may be exercised within sixty (60) days of June 30, 2003 and 58,423 shares of Common Stock issuable upon exercise of an immediately exercisable warrant by Mr. McKay.

(15) Includes 1,019,000 shares of Common Stock that stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 496,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Includes 18,334 shares subject to options that may be exercised within sixty (60) days of June 30, 2003.

(16) Includes 701,229 shares subject to options that may be exercised within sixty (60) days of June 30, 2003, includes 2,577 shares held by Camille Peri, Mr. Talbot's spouse and a former employee of Salon, and also includes 5,154 shares held in trust for the benefit of Mr. Talbot's children. Mr. Talbot disclaims beneficial ownership of the shares held individually by his spouse and in trust for his children.

(17) Includes 842,634 shares subject to options that may be exercised within sixty (60) days of June 30, 2003.

(18) Includes 210,146 shares subject to options that may be exercised within sixty (60) days of June 30, 2003. Mr. O'Callahan served as Salon's Chief Financial Officer, Treasurer and Secretary until May 2003.

(19) Includes 156,791 shares subject to options that may be exercised within sixty (60) days of June 30, 2003.

(20) Includes 166,125 shares subject to options that may be exercised within sixty (60) days of June 30, 2003.

(21) Includes 56,770 shares subject to options that may be exercised within sixty (60) days of June 30, 2003 and 25,000 shares of Common Stock issuable upon an immediately exercisable warrant. Mr. Dougherty was a Director until April 2003.

(22) Includes 87,979 shares subject to options that may be exercised within sixty (60) days of June 30, 2003.

(23) Includes 18,334 shares subject to options that may be exercised within sixty (60) days of June 30, 2003.

SERIES A PREFERRED STOCK

         The following table sets forth information regarding the beneficial ownership of Salon's Series A Preferred Stock as of March 31, 2003 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all executive officers and directors of Salon as a group.

                                                                  AMOUNT AND NATURE OF     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                           BENEFICIAL OWNERSHIP       CLASS
-------------------------------------------------------------     --------------------       -----
William R. Hambrecht (2)(8)..................................             125                 15.5%
539 Bryant Street, Suite 100
San Francisco, CA  94107

Dr. John Warnock (3)(7) .....................................             125                 15.5%
260 Surrey Place
Los Altos, CA  94022

Shea Ventures LLC (3) .......................................             125                 15.5%
655 Brea Canyon Rd., Suite 200
Walnut, CA  91788

Wasserstein Adelson Ventures, L.P. (4) ......................              63                  7.8%
1301 Avenue of the Americas, 44th Floor
New York, NY  10019

Constellation Venture Capital (5)............................              63                  7.7%
Bear Stearns Asset Management
575 Lexington Ave.
New York, NY  10022

McKay Investment Group (6)(7) ...............................              62                  7.7%
303 Sacramento St., 4th Floor
San Francisco, CA  94111

Octavia LLC (6) .............................................              62                  7.7%
1735 Union St.
San Francisco, CA  94123

Thomas H. Dittmer Declaration of Trust (6) ..................              62                  7.7%
150 South Wacker Drive, Suite 950
Chicago, IL  60606

Michael Fuchs (6)(7) ........................................              62                  7.7%
9 W. 57th St., Suite 4220
New York, NY  10019

Directors and executive officers as a group (three persons)               249                 30.8%

-----------------

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

(8) Related to the Chief Financial Officer, Treasurer and Secretary as of this filing.




SERIES B PREFERRED STOCK

         The following table sets forth information regarding the beneficial ownership of Salon's Series B Preferred Stock as of March 31, 2003 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series B Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all executive officers and directors of Salon as a group.

                                                                AMOUNT AND NATURE OF        PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP           CLASS
----------------------------------------------------------      --------------------           -----

Adobe Systems Inc. (1)....................................              125                        100.0%
345 Park Avenue
San Jose, CA  95126
Directors and executive officers as a group (2)...........               0                         100.0%

-----------------

(1) Shares held by the named stockholder are convertible into 2,829,654 shares of Common Stock, subject to adjustment.

(2) No director or Named Executive Officer beneficially owns shares of Series B Preferred Stock. However, Salon Director Dr. John Warnock is the Co-Chairman of the Board of Adobe Systems Inc. and disclaims beneficial ownership of the shares of Series B Preferred stock held by Adobe Systems Inc.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of Salon's executive officers have served as a member of the Compensation Committee or Board of Directors of any other entity that has an executive officer serving as a member of Salon's Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 2000, Salon entered into a publishing and joint-marketing agreement with Arnoldo Mondadori Editore, of which Leonardo Mondadori was a principal shareholder. Mr. Mondadori was a Board member until August 2001.

         On October 10, 2000, Salon loaned David Talbot $75,179 with an agreed 6.3% annual interest rate with no due date. $1,424.80 in interest has been paid to date; the current account balance stands at $85,458.93.

         In October 2001, Salon entered into a month-to-month sublease agreement with an investor for office space in New York, NY and received $57,000 and $68,000 in rent income during the years ended March 31, 2003 and March 31, 2002, respectively.

         On August 9, 2001, Salon completed a private placement sale of 622 shares of its Series A Preferred Stock. On September 13, 2001, Salon sold an additional 190 shares of Series A Preferred Stock. Copies of the relevant documents for this private placement of the Series A Securities were filed for the first closing as exhibits to Salon's Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2001, and were filed for the second closing as exhibits to Salon's Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2001. Salon directors Dr. John Warnock and Michael Fuchs purchased Series A Preferred Stock. Director Rob McKay is associated with a purchaser of Series A Preferred Stock.

         On March 7, 2002, Salon completed a private placement sale of 125 shares of its Series B Preferred Stock. Copies of the relevant documents for this private placement of the Series B Securities were filed as exhibits to the Salon's Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2002. The Series B Securities were issued in connection with a private equity financing to Adobe Systems, Inc. Salon Director Dr. John Warnock is Co-Chairman of the Board of Adobe Systems, Inc.

         On July 24, 2002, Salon sold and issued convertible promissory notes and warrants to a group of investors (the "Bridge Financing"), including Salon directors Dr. John Warnock, Rob McKay and Brian Dougherty. In connection with the Bridge Financing, Dr. Warnock, Mr. KcKay and Mr. Dougherty invested $198,690, $116,845, and $50,000, respectively, and were issued warrants to purchase 99,345, 58,423 and 25,000 shares of common stock respectively. The Bridge Financing was approved by a special committee comprised of disinterested directors of Salon's board of directors. Brian Dougherty was a Board member until April 2003.

         On October 3, 2002 Salon sold an unsecured promissory note for $200,000 to Salon director Dr. John Warnock. Salon sold and issued convertible promissory notes and warrants to director Dr. John Warnock on January 26, 2003, March 18, 2003 and March 25, 2003 for $100,000, $100,000 and $100,000, respectively, and issued warrants to purchase 150,000, 300,000, and 300,000 shares, respectively. These financings were approved by a special committee comprised of disinterested directors of Salon's board of directors.

         Subsequent to March 31, 2003, Salon hired Elizabeth Hambrecht as Salon's Chief Financial Officer, Treasurer and Secretary. Ms. Hambrecht is the daughter of William R. Hambrecht. Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and is the manager of this entity. WR Hambrecht + Co., LLC directly owns 1,910,000 shares of Salon Common Stock. Mr. Hambrecht directly owns no shares of Common Stock. Mr. Hambrecht disclaims beneficial ownership of the shares of Salon's Common Stock held directly by the LLC, other than his proportionate ownership interest. Mr. Hambrecht has the right to acquire 2,054,435 shares of Common Stock of Salon upon conversion of 125 shares of Series A Preferred Stock and 1,000,000 shares of Common Stock issuable upon exercise of immediately exercisable warrants. On July 24, 2002, Salon sold and issued convertible promissory notes and warrants to a group of investors, including Mr. Hambrecht. In connection with this financing, Mr. Hambrecht invested $80,214 and was issued warrants to purchase 40,107 shares of common stock. Mr. Hambrecht has an ownership interest in Ironstone Group, Inc. Through March 31, 2003 Ironstone Group, Inc invested $300,000 and acquired from Salon convertible promissory notes and warrants. The warrants entitle Ironstone Group, Inc. to immediately purchase 900,000 shares of Salon Common Stock.

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

         Based solely on Salon's review of such forms furnished to Salon and written representations from certain reporting persons, Salon believes that all filing requirements applicable to Salon's executive officers, directors and more than ten percent (10%) stockholders were complied with, except for Form 4 for Dr. John Warnock for warrants acquired on January 26, 2003, March 18, 2003 and March 25, 2003 was filed June 2003.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         None

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SALON MEDIA GROUP, INC.

                                     By:  /s/  Michael O' Donnell
                                         --------------------------------------
                                          Michael O'Donnell
                                          Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                           Title                     Date
----------------------------  ------------------------------------ -------------

  /s/ Michael O' Donnell      Chief Executive Officer,             July 29, 2003
----------------------------  President and Director
     Michael O'Donnell        (Principal Executive Officer)


  /s/ Elizabeth Hambrecht     Chief Financial Officer, Secretary,  July 29, 2003
----------------------------  Treasurer and Director
    Elizabeth Hambrecht       (Principal Financial Officer)

                                 CERTIFICATIONS
I, Michael O'Donnell, certify that:

1. I have reviewed this annual report on Form 10-K/A of Salon Media Group, Inc.;

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


Date: July 29, 2003

/s/ Michael O'Donnell
--------------------------------------
Michael O'Donnell
Chief Executive Officer and President

I, Elizabeth Hambrecht, certify that:

1. I have reviewed this annual report on Form 10-K/A of Salon Media Group, Inc.;

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


Date: July 29, 2003

/s/ Elizabeth Hambrecht
--------------------------------------
Elizabeth Hambrecht
Chief Financial Officer, Secretary and Treasurer