Form 10-Q
period 2003-06-30
SALON MEDIA GROUP INC
filed 2003-08-12
CIK 1084332

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------
                                    FORM 10-Q
                                ----------------


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


                                       OR


          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _________ TO _________


                         COMMISSION FILE NUMBER 0-26395


                             SALON MEDIA GROUP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                            94-3228750
-------------------------------                           ----------------------
(STATE OR OTHER JURISDICTION OF                               (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)


                          22 FOURTH STREET, 16TH FLOOR
                             SAN FRANCISCO, CA 94103
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (415) 645-9200
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (TITLE OF CLASS)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]    No [_]

Indicate by check mark whether the Registrant is an accelerated filer as defined
by Rule 12b-12 of the act.    Yes [_]    No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 1, 2003 was 14,155,276 shares.
================================================================================

================================================================================
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
================================================================================



                                                                           PAGE
PART I    FINANCIAL INFORMATION                                           NUMBER

ITEM 1:   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of June 30,
          2003 and March 31, 2003 (unaudited)...............................   3

          Condensed Consolidated Statements of Operations for the
          three months ended June 30, 2003 and 2002 (unaudited).............   4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended June 30, 2003 and 2002 (unaudited).............   5

          Notes to Condensed Consolidated Financial Statements (unaudited)..   6


ITEM 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  11


ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk........  28


ITEM 4:   Controls and Procedures...........................................  28



PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings.................................................  28


ITEM 2.   Changes in Securities and Use of Proceeds.........................  28


ITEM 3.   Defaults upon Senior Securities...................................  29


ITEM 4.   Submission of Matters to a Vote of Security Holders...............  29


ITEM 5.   Other Information.................................................  29


ITEM 6:   Exhibits and Reports on Form 8-K..................................  30



          Signatures........................................................  32

================================================================================
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                         JUNE 30,        MARCH 31,
                                                           2003            2003
                                                        ----------      ----------
ASSETS
   Current assets:
      Cash and cash equivalents                         $       83      $      162
      Accounts receivable, net                                 315             227
      Prepaid expenses and other current assets                597             169
                                                        ----------      ----------
         Total current assets                                  995             558
   Property and equipment, net                                 332             459
   Prepaid advertising rights                                5,360           5,480
   Other intangibles, net                                      255             348
   Goodwill, net                                               200             200
   Other assets                                                203             545
                                                        ----------      ----------
         Total assets                                   $    7,345      $    7,590
                                                        ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Notes payable-related parties                     $    2,056      $    1,256
      Notes payable-non related parties                        558             458
      Bank borrowing                                            61              --
      Accounts payable and accrued liabilities               1,566           1,366
      Deferred revenue                                         919             918
                                                        ----------      ----------
         Total current liabilities                           5,160           3,998
   Long-term liabilities
      Warrants payable                                         350             354
      Other long-term liabilities                              132             215
                                                        ----------      ----------
         Total liabilities                                   5,642           4,567
                                                        ----------      ----------
Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
      shares authorized, 934 issued and
      outstanding at June 30, 2003 and March
      31, 2003 (liquidation value of $7,472 at
      June 30, 2003)                                            --              --
   Common stock, $0.001 par value, 50,000,000
      shares authorized, 14,155,276 shares
      issued and outstanding at June 30, 2003
      and March 31, 2003                                        14              14
   Additional paid-in-capital                               85,283          85,283
   Accumulated deficit                                     (83,594)        (82,274)
                                                        ----------      ----------
         Total stockholders' equity                          1,703           3,023
                                                        ----------      ----------
         Total liabilities and stockholders' equity     $    7,345      $    7,590
                                                        ==========      ==========


                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                             THREE MONTHS ENDED JUNE 30,
                                                             --------------------------
                                                                2003            2002
                                                             ----------      ----------
Net revenues                                                 $    1,045      $      972
                                                             ----------      ----------

Operating expenses:
   Production and content                                         1,189           1,173
   Sales and marketing                                              563             752
   Research and development                                         149             162
   General and administrative                                       371             407
   Amortization of intangibles                                       93             134
                                                             ----------      ----------
      Total operating expenses                                    2,365           2,628
                                                             ----------      ----------

Loss from operations                                             (1,320)         (1,656)

Other income (expense), net                                         (72)             (7)
                                                             ----------      ----------
Net loss                                                         (1,392)         (1,663)

Preferred deemed dividend                                            72              --
                                                             ----------      ----------
Net loss attributable to common stockholders                 $   (1,320)     $   (1,663)
                                                             ==========      ==========

Basic and diluted net loss per share
   attributable to common stockholders                       $    (0.09)     $    (0.12)

Weighted average shares used in computing
   basic and diluted net loss per share                          13,997          13,761


                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,
                                                            --------------------------
                                                               2003            2002
                                                            ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $   (1,392)     $   (1,663)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
      Loss from retirement of assets, net                           43              --
      Stock-based compensation and warrant amortization            (21)             15
      Depreciation and amortization                                214             284
      Allowance for (recovery of) doubtful accounts                 (8)             12
      Amortization of prepaid advertising rights                   120             357
      Changes in assets and liabilities:
         Accounts receivable                                       (80)            (85)
         Prepaid expenses, other current assets and
           other assets                                            (48)             12
         Accounts payable and other liabilities                    166            (124)
         Deferred revenue                                            1              89
                                                            ----------      ----------
             Net cash used in operating activities              (1,005)         (1,103)
                                                            ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                               (1)             --
   Proceeds from asset sales                                        15              --
                                                            ----------      ----------
             Net cash provided by investing activities              14              --
                                                            ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowing                                     80              --
   Payments to bank                                                (19)             --
   Proceeds from issuance of notes payable                         900              --
   Principal payments under capital leases                         (49)            (51)
                                                            ----------      ----------
             Net cash used in financing activities                 912             (51)
                                                            ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (79)         (1,154)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   162           1,542
                                                            ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $       83      $      388
                                                            ==========      ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

   Issuance of stock and warrants in connection
      with acquisition                                      $       --      $       42
   Issuance of warrants in connection with issuance
      of convertible notes payable                                  89              --
   Preferred deemed dividend in connection with
      preferred stock financing                                    (72)             --


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


2.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2003 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three months ended June 30, 2003 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2004.

     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at June 30, 2003 of $83,594. These factors raise substantial doubt about Salon's ability to continue as a going concern.

     Salon has reduced expenses, and may reduce them further, to match anticipated revenues to reach cash flow breakeven. There can be no assurance that a further cost cutting exercise will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on Salon's business and results of operations. Until cash flow breakeven is reached, Salon will have to rely on additional investment capital or other financing activities. These financing alternatives may include the sale of the prepaid advertising rights. There can be no assurance that Salon will be able to sell its advertising rights at all or at a reasonable rate to Salon and Salon also may not be able to obtain additional capital on terms, which are favorable, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.   CONCENTRATIONS OF CREDIT RISK

     No customer accounted for more than 10% of total revenue for the three-month periods ended June 30, 2003 and June 30, 2002. Five customers accounted for 21%, 13%, 11%, 11% and 10% of the total accounts receivable balance as of June 30, 2003. One customer accounted for 12% of the total accounts receivable balance as of June 30, 2002.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

4.   GOODWILL AMORTIZATION AND INTANGIBLE ASSETS

     The following table sets forth information concerning Salon's goodwill and intangible assets as of June 30, 2003:

                                                           GROSS                              NET
                                                          CARRYING       ACCUMULATED        CARRYING
                                                           AMOUNT        AMORTIZATION        AMOUNT
                                                        ------------     ------------     ------------
Trade name                                              $      1,200     $      1,020     $        180
Proprietary technology                                           355              302               53
Audio technology                                                 158              136               22
                                                        ------------     ------------     ------------
Total intangible assets subject to amortization         $      1,713     $      1,458     $        255
                                                        ============     ============     ============

Goodwill                                                $      3,555     $      3,355     $        200
                                                        ------------     ------------     ------------
Total intangible assets not subject to amortization     $      3,555     $      3,355     $        200
                                                        ============     ============     ============

The weighted average amortization period remaining for all intangible assets subject to amortization is 0.75 years.


5.   NET LOSS PER SHARE

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period, as follows:

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                         -----------------------------
                                                                             2003             2002
                                                                         ------------     ------------
Numerator:
  Net loss attributable to common stockholders                           $     (1,320)    $     (1,663)
                                                                         ============     ============
Denominator:
  Weighted average shares outstanding                                      14,155,000       14,155,000
  Weighted average shares held in escrow                                     (158,000)        (394,000)
                                                                         ------------     ------------
  Weighted average shares used in computing
     basic and diluted net loss per share                                  13,997,000       13,761,000
                                                                         ============     ============
  Basic and diluted net loss per share attributable
     to common stockholders                                              $      (0.09)    $      (0.12)
                                                                         ============     ============
  Antidilutive securities including options, warrants and
     convertible preferred stock not included in net loss
     attributable to common stockholders per share calculation             35,519,965       31,359,385

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

If Salon's compensation expense under its stock option plan had been determined pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," Salon's net loss per share would have been as follows:

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                         -----------------------------
                                                                             2003             2002
                                                                         ------------     ------------
Net loss attributable to common stockholders:
  As reported                                                            $     (1,320)    $     (1,663)
  Add back: stock-based employee compensation expense
     included in reported net loss                                                 --               15
  Deduct: total stock-based compensation expense determined
     under the fair value based method, net of related tax                        (82)            (302)
                                                                         ------------     ------------
  Pro forma net loss attributable to commonstockholders                  $     (1,402)    $     (1,950)
                                                                         ============     ============

Basic and diluted net loss per share attributable to
common stockholders:
  As reported                                                            $      (0.09)    $      (0.12)
  Pro forma net loss per share                                           $      (0.10)    $      (0.14)


6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements With Multiple Deliverables" which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 will not have a significant affect on Salon's financial position and results of operations.

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 will not have an adverse affect on Salon's financial position or results of operations.


7.   NOTES PAYABLE

     On April 10, 2003 Salon entered into a Note and Warrant Purchase agreement with two investors for $200 and issued warrants to purchase 600,000 shares of common stock at $0.046 per share. The investors included a Director of Salon, as well as an entity of which the father of Salon's Chief Financial Officer, Treasurer and Secretary, has an ownership interest in. On April 29, 2003 Salon finalized a Note and Warrant Purchase agreement with the same investors for $200 and issued warrants to purchase 600,000 shares of common stock at $0.0575 per share. On May 28, 2003 Salon finalized a Note and Warrant Purchase agreement with the same Director of Salon for $300 and issued warrants to purchase 900,000 shares of common stock at $0.0575 per share. On June 12, 2003 Salon finalized a Note and Warrant Purchase agreement with the father of Salon's Chief Financial Officer, Treasurer and Secretary for $100 and issued warrants to purchase 300,000 shares of common stock at $0.0575 per share. On June 26, 2003 Salon finalized a Note and Warrant Purchase agreement with an investor for $100 and issued warrants to purchase 300,000 shares of common stock at $0.0575 per share.

     The notes issued accrue interest on the unpaid principal at 6.0% per year with such interest and principal due September 30, 2003 and can be converted into financing securities or Salon's common stock. As of this filing, the holders of these notes and the notes issued during the year ended March 31, 2003, have not elected to convert their notes into either financing securities or Salon's common stock. The notes automatically convert upon the closing of Salon's first sale of its preferred or common stock with aggregate gross proceeds to Salon of at least $2,000 (including the conversion of the outstanding principal of the notes and other converted indebtedness of Salon). In the event that Salon issues new financing securities by September 30, 2003, the number of shares of the financing securities to be issued upon conversion of the notes shall equal the aggregate amount of the Notes divided by the price per share of the financing securities issued and sold. If no new financing occurs by September 30, 2003, all notes convert to shares of common stock based on the average closing price of Salon's common stock over the sixty trading days ending on September 30, 2003 as reported on such market(s) and/or exchanges where the common stock has traded. In the event of bankruptcy or insolvency proceedings, the notes become immediately due and payable. Salon granted the purchasers of the notes a security interest in substantially all of Salon's assets. The indebtedness of the notes is subordinated to certain bank indebtedness.

     The warrants issued in conjunction with the notes were valued at $89 using the Black-Scholes option-pricing model, applying a contractual life of three years, a weighted average risk-free rate of 2.0%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of $0.04 to $0.05.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



     The $2,614 of convertible notes payable issued by Salon do not stipulate a maximum number of shares issuable upon conversion. Since Salon may potentially have insufficient shares authorized to satisfy all obligations under convertible instruments, warrant agreements and options, the value of warrants issued are classified as long-term liabilities, with the fair value re-measured at each balance sheet period. The re-measurement of warrants as of June 30, 2003 resulted in a benefit of $93, of which $72 related to warrants issued in conjunction with the prior issuances of preferred stock, and was recorded as a preferred deemed dividend in Salon's results of operations.


8.   BANK BORROWINGS

     Salon has an Accounts Receivable Purchase Agreement with a bank. Under the terms of the agreement, the bank can make advances of 60% or 80% of the face value of acceptable receivables from Salon, depending on the nature of the receivable. During the period ended June 30, 2003, Salon borrowed $80 and repaid $19 under the agreement. Subsequent to June 30, 2003, Salon repaid an additional $58.


9.   SUBSEQUENT EVENTS

     On July 10, 2003 Salon finalized a Note and Warrant Purchase agreement with three investors for $248 and issued warrants to purchase 744,015 shares of common stock at $0.046 per share. The investors included a Director of Salon, and an entity of which Salon's Chief Financial Officer, Treasurer and Secretary, has an ownership interest in. On July 30, 2003 Salon finalized a Note and Warrant Purchase agreement with a Director of Salon for $100 and issued warrants to purchase 300,000 shares of common stock at $0.0345 per share.

     On July 7, 2003, as part of an amended lease agreement, a landlord drew on a letter of credit from Salon. Salon relinquished a $420 certificate of deposit, which Salon had held as collateral for the letter of credit. The $420 of restricted cash was recorded as a component of prepaid expenses and other current assets in Salon's balance sheet on June 30, 2003. The $420 will be recorded as an incentive payment and amortized over the amended lease term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     This section and other parts of this Form 10-Q contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) that involve risks and uncertainties, including, but not limited to, statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources. Although Salon Media Group, Inc. (Salon) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance those plans, and intentions or expectations will be achieved. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon's public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

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

OVERVIEW

     Salon Media Group, Inc. is an Internet media company that provides online news and information. An online pioneer, Salon offers award-winning journalism from breaking news and in-depth analysis to provocative commentary on politics, technology, culture and entertainment. Salon also offers an audio streaming Website, and hosts' two online communities - Table Talk and The Well. Salon believes that its network of Websites combines the thoughtfulness of print, the timeliness of television and the interactivity of talk radio.

     The main entry and navigation point to Salon's nine subject specific Websites is Salon's home page at www.salon.com. The Websites provide news, features, interviews and regular columnists on specific topics, from politics and arts and entertainment to parenting and health, while Salon's online communities allow users to interact and discuss Salon content and other topics via electronic messaging. Salon's users can access Table Talk or The Well through www.salon.com or through Salon's content Websites.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

NET REVENUES:

     Net revenues were constant at $1.0 million for both three-month periods ended June 30, 2003 and June 30, 2002.

     Advertising revenues declined to $0.4 million for the three months ended June 30, 2003 from $0.5 million the prior year, while subscription revenue increased from $0.4 million to $0.6 million in the same period. The decrease in advertising revenue was attributable to Internet advertisers choosing to place advertisements in the largest websites, as well as apprehension by advertisers to place orders with Salon given Salon's going concern uncertainty and corresponding uncertainty of Salon's ability to fulfill an order. The subscription revenue increase was attributable to recognizing revenue as earned over the subscription period from cash continuously received from Salon Premium subscribers from the period ended June 30, 2002 to June 30, 2003. For the three months ended June 30, 2003, approximately 18,300 individuals signed up for Salon Premium, compared to 12,700 for the three months ended June 30, 2002. As of June 30, 2003, Salon has approximately 66,200 active subscribers and deferred $0.8 million of revenue, compared to 37,900 active subscribers and deferred revenue of $0.6 million as of June 30, 2002. The renewal rate experienced for Salon Premium subscriptions was 76% for the three months ended June 30, 2003 compared to 66% for the three months ended June 30, 2002. Salon cannot predict what its renewal rate will be in the future. Salon estimates that it will recognize approximately $1.5 to $2.0 million of Salon Premium revenue for its fiscal year ending March 31, 2004 but cannot accurately estimate advertising revenue during the period.

PRODUCTION AND CONTENT:

     Production and content expenses were constant at $1.2 million for both three-month periods ended June 30, 2003 and June 30, 2002. Subleasing over-capacity office space in New York, NY resulted in a charge of $0.1 million for current and future losses, which was offset by a general decrease in all other expenses. After considering the $0.1 million one-time charge, Salon does not anticipate material future reductions in production and content expenditures.

SALES AND MARKETING:

     Sales and marketing expenses during the three months ended June 30, 2003 were $0.6 million versus $0.8 million for the three months ended June 30, 2002, a decline of $0.2 million or 25%. The decline was attributable to utilizing $0.2 million less prepaid advertising rights this year compared to last year.

     Salon acquired its prepaid advertising rights during its year ended March 31, 2000 and has been amortizing the utilization of these rights since that time. Salon has determined that the best use of its advertising rights would be to sell the rights in order to generate working capital. These rights might be sold during Salon's year ending March 31, 2004. Consequently, excluding the amortization of the advertising rights, Salon anticipates that sales and marketing expenses will be approximately $1.6 million for the year ending March 31, 2004.

RESEARCH AND DEVELOPMENT:

     Research and development expenses during the three months ended June 30, 2003 were $0.2 million, the same as during the three months ended June 30, 2002. Salon does not anticipate material future reductions in research and development expenditures.

GENERAL AND ADMINISTRATIVE:

     General and administrative expenses during the three months ended June 30, 2003 were $0.4 million, the same as during the three months ended June 30, 2002. Salon does not anticipate material future reductions in general and administrative expenditures.

AMORTIZATION OF INTANGIBLES:

     Amortization of intangible expenses during the three months ended June 30, 2003 were $0.1 million, the same as during the three months ended June 30, 2002.

NET LOSS:

     As a result of the above factors, Salon recorded a net loss of $1.3 million, or $0.09 per share for the three months ended June 30, 2003 compared to a net loss of $1.7 million, or $0.12 per share for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES:

     As of June 30, 2003, Salon had approximately $0.1 million in available cash from the issuance of a note payable on June 26, 2003.

     Net cash used in operations was $1.0 million for the three months ended June 30, 2003, compared to $1.1 million for the three months ended June 30, 2002. The principal use of cash during the three months ended June 30, 2003 was to fund the $1.4 million net loss for the period, which was offset by $0.4 million of non-cash charges. The principal use of cash during the three months ended June 30, 2002 was to fund the $1.7 million net loss for the period and a $0.1 million decrease in liabilities, offset partly by non-cash charges of $0.7 million.

     No cash was used in investing activities for the three-month periods ended June 30, 2003 and June 30, 2002. Salon does not expect any significant capital expenditures during the current fiscal year.

     Net cash from financing activities provided $0.9 million for the three months ended June 30, 2003 compared to a usage of $0.1 million for the three months ended June 30, 2002. For the three months ended June 30, 2003, Salon issued $0.9 million of convertible notes payable, of which $0.8 million was to related parties, borrowed a net $0.1 million from a bank, and made payments under capital leases of $0.1 million. The payments under capital leases were comparable to payments made during the three months ended June 30, 2002.

     Salon's independent accountants have included a paragraph in their report for the fiscal years ended March 31, 2003 and March 31, 2002 indicating that substantial doubt exists as to Salon's ability to continue as a going concern because it has recurring operating losses and negative cash flows, and an accumulated deficit. Salon has eliminated various positions, has not filled positions opened by attrition, implemented a wage reduction of 15% effective

April 1, 2001, and has cut discretionary spending, but due to limited visibility of advertising activity, it is unable to predict accurately if and when it will reach cash-flow break even.

     On June 27, 2003 Salon amended its lease for office space in San Francisco. Under the terms of the amended lease agreement, retroactive to February 28, 2003, the termination date was moved from December 2009 to February 2005; the monthly base rent was lowered from approximately $70,000 to approximately $21,000; Salon will only rent one floor; prior rents owed to the landlord will be repaid by the end of the revised release term; and Salon will forfeit a $0.4 million deposit. As of June 30, 2003 the balance of prior rents owed aggregated to $0.2 million. On July 7, 2003, the landlord drew on a $0.4 million letter of credit from Salon, held as a security deposit by the landlord and collateralized by Salon with a $0.4 million certificate of deposit. On June 30, 2003, this restricted cash was recorded as a component of prepaid expenses and other current assets in Salon's balance sheet. The forfeited deposit of $0.4 million will be recorded as an incentive payment and amortized over the amended lease term.

     As of June 30, 2003, Salon's available cash resources were sufficient to meet working capital needs for less than one month. Subsequent to June 30, 2003, Salon received approximately $348,000 from the issuance of convertible notes payable, all of which has been utilized to fund operations. The notes payable issued included $250,000 from a Director of Salon and an entity of which Salon's Chief Financial Officer, Secretary and Treasurer, has a pecuniary interest in.

     As of this filing, Salon has $3.0 million of convertible notes payable which are expected to convert to equity securities in September 2003.

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

     Salon is attempting to sell its prepaid advertising rights to generate additional working capital. Salon cannot accurately predict if and how much they may be sold for. Salon believes that any sale of its prepaid advertising rights will most likely result in a charge to operating results. Salon cannot determine if a transaction will in fact take place, as a potential transaction will involve Salon, NBC, which must agree to the transfer of rights to a third party, and a third party willing to acquire the rights.

     If Salon does not secure additional funds from the issuance of equity securities and instruments that convert into equity securities, or from the sale of prepaid advertising rights, Salon may be unable to continue as a going concern and cease operations. Salon cannot determine at this time whether or not, or to what extent, it will be successful in securing additional cash resources during its second quarter of its fiscal year ending March 31, 2004 to meet operating requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements With Multiple Deliverables" which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 will not have an adverse affect on Salon's financial position and results of operations.

     In May 2003, the Financial Accounting Standards Board (FASB) issued Standard of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 will not have an adverse affect on Salon's financial position or results of operations.


RISK FACTORS

FACTORS THAT MAY AFFECT SALON'S FUTURE RESULTS AND MARKET PRICE OF STOCK


SALON WILL VERY LIKELY CEASE OPERATIONS IN ITS CURRENT FORM IF IT IS UNABLE TO RAISE ADDITIONAL CASH RESOURCES

     Salon has received approximately $348,000 from the issuance of convertible notes payable subsequent to June 30, 2003. These funds, in conjunction with collections of accounts receivable and Salon Premium subscriptions, have been used to fund operations as of this filing. Salon needs to secure additional cash resources in order to continue as a going concern. Salon is attempting to secure additional funds from the issuance of equity securities and instruments that convert into equity securities and from the sale of its prepaid advertising rights.

     If Salon does not secure additional funds from the issuance of equity securities and instruments that convert into equity securities, or from the sale of advertising rights, Salon may be unable to continue as a going concern and cease operations. Salon cannot determine at this time whether, or to what extent, it will be successful in securing additional cash resources during its second quarter of its year ending March 31, 2004 to meet operating requirements until it reaches cash flow breakeven.

SALON HAS RELIED ON RELATED PARITIES FOR SIGNIFICANT INVESTMENT CAPITAL

     Salon has been relying on cash from related parties to fund operations. Out of $2.6 million of cash received by Salon from the issuance of convertible notes payable as of June 30, 2003, $2.1 million was from related parties. Of the approximate $348,000 cash received by Salon from the issuance of convertible notes payable issued subsequent to June 30, 2003, $250,000 was from related parties. Curtailment of cash investments by related parties could detrimentally impact Salon's ability to continue its operations and Salon may be unable to continue as a going concern.

SALON LACKS SIGNIFICANT REVENUES AND HAS A HISTORY OF LOSSES

     Salon has a history of significant losses and expects to incur operating losses in the near future. For the three months ended June 30, 2003, Salon had net losses attributable to common stockholders of $1.3 million and had an accumulated deficit of $83.6 million. If and when Salon does achieve profitability, Salon may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

     Salon's independent accountants provided a "going-concern" audit opinion on the consolidated financial statements for the years ended March 31, 2003, 2002 and 2001. The audit opinion reported substantial doubt about Salon's ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the "going-concern" opinion, Salon's stock price and investment prospects may be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

SALON MAY OR MAY NOT BE SUCCESSFUL IN SELLING ITS PREPAID ADVERTISING RIGHTS

     As of June 30, 2003, Salon has approximately $7.8 million of prepaid advertising rights valued at $5.4 million. The rights resulted from the December 1999 sale of 1,125,000 of shares of Salon's common stock to Rainbow Media Holdings, Inc., a subsidiary of Cablevision Systems Corporation. At the time of the transaction, Rainbow Media Holdings, Inc. owned the Bravo television network. On December 9, 2002 Cablevision Systems Corporation concluded a sale of its Bravo network to NBC and as a result, NBC acquired an obligation to provide Salon with approximately $5.0 million in advertising. Salon is negotiating with NBC for their approval to sell these rights to a third party. Salon cannot accurately predict if it will acquire the approval from NBC to sell the rights, or how much they may be sold to a third party. Salon believes that any sale of its prepaid advertising rights will most likely result in a charge to operating results. Any proceeds from the sale of these prepaid rights will be used to fund Salon's operations.

     Approximate $3.0 million in rights are still owed by Cablevision Systems Corporation. Salon does not know to what extent Cablevision Systems will facilitate the transfer and sale of these rights to a third party.

IN JANUARY 2003 AND AGAIN IN MAY 2003 SALON INSTITUTED WEBSITE ACCESS CHANGES, AND MAY MAKE OTHER CHANGES IN THE FUTURE, THAT MAY AFFECT ITS REVENUE

     In January 2003, Salon began to restrict access to substantially all of its new content to Salon Premium subscribers or to non Salon Premium subscribers willing to view some form of advertising or "Ultramercial." In May 2003, Salon introduced a new form of advertising in which non Salon Premium visitors to Salon's home page were automatically subjected to an "Ultramercial" advertisement. Salon has not noticed a significant change in the number of unique visitors to its Websites from the restrictions implemented in January 2003 or from the ad format introduced in May 2003. Salon cannot forecast what affects, if any, these change will have in future months. It is possible that the number of unique visitors to Salon's Websites may decrease, resulting in a corresponding decrease in page views. The decrease in page views could equate to a decrease in the number of impressions available to sell to general advertisers and adversely affect advertising revenues.

     Offsetting the potential drop of impressions available to sell are new advertising revenues from rich media presentations that permit time limited access to view Salon's Websites, and a potential increase in Salon Premium subscriptions from individuals who do not want to be subjected to advertisements. Salon cannot estimate the affect Website restrictions will have on its ability to generate revenues.

SALON HAS ANNOUNCED THAT SALON PREMIUM SUBSCRIPTION RATES WILL INCREASE, WHICH MAY AFFECT THE CASH RECEIVED FOR THIS SERVICE AND THE CORRESPONDING REVENUE RECOGNIZED

     In July 2003, Salon announced that it was planning on raising its annual subscription rate for Salon Premium from $30 with no ads and $18.50 with ads to $35 and $22.50, respectively. The effective date the new rates will take effect is contemplated to be August 15, 2003. The announcement of the rate increase has resulted in Salon Premium subscriptions increasing above normal amounts. Salon cannot estimate what effect, if any, the rate increase will have on Salon Premium subscriptions

SALON HAS ENTERED INTO THIRD-PARTY SUBSCRIPTION BUNDLING SERVICES

     Salon has entered into two agreements with third parties who contemplate combining Salon's content with other content providers, with the resulting bundled content sold to individuals for a set monthly fee. Of the monthly fee, Salon would earn a nominal amount. As of this filing, Salon's has not earned any revenue from these agreements and contemplates immaterial amounts by September 30, 2003. Subsequent to June 30, 2003, Salon entered into another similar agreement with a third party, but contemplates receiving immaterial amounts by September 30, 2003. Salon cannot estimate how much revenue it may earn under these agreements.

SALON'S OPERATIONS REQUIRE ATTRACTIVE CONTENT, SUBSCRIBER INTEREST, AND CONFIDENCE BY SUBSCRIBERS AND SUPPLIERS THAT THE SUBSCRIPTION OFFERING WARRANTS THEIR LONG-TERM SUPPORT AND INVESTMENT. THE ABSENCE OF ANY OF THESE FACTORS COULD IMPAIR THE RESULTS, REVENUE AND CASH FLOW FROM SUBSCRIPTIONS.

     Salon is under severe budgetary constraints to limit expenditures. These constraints affect editorial staffing levels and the purchase of content from freelance writers. These constraints affect the amount and quality of content published on Salon's Websites and consequently, the positive experience of Website visitors. The positive experience leads to reoccurring Website visits, new subscriptions to Salon Premium, and corresponding high renewal rates of Salon Premium subscribers. For the three months ended June 30, 2003 Salon has experienced a renewal rate for one-year subscription to Salon Premium of approximately seventy-six percent. Salon cannot predict if this rate will continue in the future or how many new Salon Premium subscriptions it will acquire.

SALON HAS DEPENDED ON ADVERTISING SALES FOR MUCH OF ITS REVENUES, AND ITS INABILITY TO MAINTAIN OR INCREASE ADVERTISING REVENUES WILL HARM ITS BUSINESS

     Salon has historically depended on the sale of advertising for the majority of its revenue. The January 2003 Website change and the advertising format introduced in May 2003 will change the mix of revenue, lowering traditional forms of advertising, increasing new forms of advertising and changing subscription patterns. The net effect is currently unknown.

     Maintaining or increasing Salon's advertising revenues depends upon many factors, including whether it will be able to:

     o    successfully sell and market it new content access advertisements;
     o entice non Salon Premium Website visitors to view and advertisers to sell new ad units and formats;
     o maintain a significant number of unique site visitors and corresponding significant reach of Internet users;
     o maintain a significant number of sellable impressions available to advertisers;
     o grow the number of Salon Premium plan subscribers willing to view Website advertisements
     o    successfully sell and market it network to advertisers;
     o    increase the amount of revenues it receives per advertisement;
     o    increase awareness of the Salon brand;
     o target advertisements and electronic commerce opportunities to users with appropriate interests;
     o accurately measure the number and demographic characteristics of its users; and
     o    retain key sales personnel.

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

     As of this filing, Salon has three directors, one of which is associated with a company that has an investment in Salon, that in the aggregate, own a significant percentage of the voting rights granted by ownership of common stock, preferred stock and convertible debt as of June 30, 2003 and convertible debt issued subsequent to June 30, 2003. Also, Salon's Chief Financial Officer, Secretary and Treasurer is the daughter of an investor whose beneficial ownership of Salon is in excess of 5 percent. In addition, investors whose beneficial ownership of Salon is in excess of 5 percent, primarily hold $3.0 million of convertible debt of as of this filing. This debt may convert to approximately sixty-six million shares of common stock by September 30, 2003 based on the average closing price of Salon's common stock for the sixty-day period ending August 6, 2003. If Salon were to aggregate this class of ownership with all other 5 percent and greater shareholders, this combined group of shareholders would own a majority of the voting rights granted by ownership of common and preferred stock as of June 30, 2003. If the principal stockholders were to act together, these stockholders would be able to exercise control over most matters requiring approval by other stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if principal stockholders oppose non-principal stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of Salon, which could cause Salon's stock price to decline.

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

THE CONTROVERSIAL CONTENT OF SALON'S WEBSITES MAY LIMIT ITS REVENUES

     Many of Salon's Websites contain, and will continue to contain, content that is politically and culturally controversial. As a result of this content, current and potential advertisers, Salon Premium subscribers, or third parties who contemplate aggregating content, may refuse to do business with Salon. Salon's outspoken stance on political issues has and may continue to result in negative reactions from some users, commentators and other media outlets. From time to time, certain advocacy groups have successfully targeted Salon's advertisers in a attempt to persuade such advertisers to cease doing business with Salon. These efforts may be a material impediment to Salon's ability to grow and maintain advertising revenue.

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

     Increased competition could result in advertising price reductions or loss of market share, any of which could harm Salon's business. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of Salon's present and potential competitors are likely to enjoy substantial competitive advantages over Salon. If Salon does not compete effectively or if it experiences any pricing pressures or loss of market share resulting from increased competition, its business could be harmed.

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

POSSIBLE STATE SALES AND OTHER TAXES COULD ADVERSELY AFFECT SALON'S RESULTS OF OPERATIONS

     Salon generally does not collect sales or other taxes from individuals who sign up for Salon subscriptions. During the year ended March 31, 2003, the State of California audited Salon's sales tax returns and found Salon in compliance with its filings and did not object to the fact that it did not collect sales tax on subscriptions. However, one or more other states may seek to impose sales tax collection obligations on out-of-state companies, including Salon, which engage in or facilitate electronic commerce. State and local governments have discussed and made proposals imposing taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could reduce Salon's ability to derive revenue from electronic commerce. Moreover, if any state or foreign country were to assert successfully that Salon should collect sales or other taxes on the exchange of merchandise on its network or to tax revenue generated from Salon subscriptions, its financial results could be harmed.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Salon does not have an exposure to market risk for changes in interest rates.


ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.


================================================================================
PART II:     OTHER INFORMATION
================================================================================

ITEM 1.  LEGAL PROCEEDINGS.

         Not Applicable



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On April 10, 2003 Salon entered into a Note and Warrant Purchase agreement with two investors for $200 and issued warrants to purchase 600,000 shares of common stock at $0.046 per share. The investors included a Director of Salon, as well as an entity of which the father of Salon's Chief Financial Officer, Treasurer and Secretary, has an ownership interest in. On April 29, 2003 Salon finalized a Note and Warrant Purchase agreement with the same investors for $200 and issued warrants to purchase 600,000 shares of common stock at $0.0575 per share. On May 28, 2003 Salon finalized a Note and Warrant Purchase agreement with the same Director of Salon for $300 and issued warrants to purchase 900,000 shares of common stock at $0.0575 per share. On June 12, 2003 Salon finalized a Note and Warrant Purchase agreement with the father of Salon's Chief Financial Officer, Treasurer and Secretary for $100 and issued warrants to purchase 300,000 shares of common stock at $0.0575 per share. On June 26, 2003 Salon finalized a Note and Warrant Purchase agreement with an investor for $100 and issued warrants to purchase 300,000 shares of common stock at $0.0575 per share. The proceeds from the issuance of the Note are to be used for working capital and other general corporate purposes. The Note and warrants were issued pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

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

         Not Applicable



ITEM 5.  OTHER INFORMATION.

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS.

4.2.26(1)   Note and Warrant Purchase Agreement dated April 10, 2003

4.2.27(1)   Convertible Promissory Note dated April 10, 2003 by Salon Media
            Group, Inc.

4.2.28(1)   Common Stock Purchase Warrant dated April 10, 2003 by Salon Media
            Group, Inc.

4.2.29(2)   Note and Warrant Purchase Agreement dated April 29, 2003

4.2.30(2)   Convertible Promissory Note dated April 29, 2003 by Salon Media
            Group, Inc.

4.2.31(2)   Common Stock Purchase Warrant dated April 29, 2003 by Salon Media
            Group, Inc.

4.2.32(3)   Note and Warrant Purchase Agreement dated May 28, 2003

4.2.33(3)   Convertible Promissory Note dated May 28, 2003 by Salon Media Group,
            Inc.

4.2.34(3)   Common Stock Purchase Warrant dated May 28, 2003 by Salon Media
            Group, Inc.

4.2.35(4)   Note and Warrant Purchase Agreement dated June 12, 2003

4.2.36(4)   Convertible Promissory Note dated June 12, 2003 by Salon Media
            Group, Inc.

4.2.37(4)   Common Stock Purchase Warrant dated June 12, 2003 by Salon Media
            Group, Inc.

4.2.38(5)   Note and Warrant Purchase Agreement dated June 26, 2003

4.2.39(5)   Convertible Promissory Note dated June 26, 2003 by Salon Media
            Group, Inc.

4.2.40(5)   Common Stock Purchase Warrant dated June 26, 2003 by Salon Media
            Group, Inc.

10.26 Amended Office Lease between Salon's San Francisco landlord and Salon dated June 27, 2003

31.1 Certification of Michael O'Donnell, Chief Executive Officer and President of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2 Certification of Elizabeth Hambrecht, Chief Financial Officer, Treasurer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1 Certification of Michael O'Donnell, Chief Executive Officer and President of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2 Certification of Elizabeth Hambrecht, Chief Financial Officer, Treasurer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

99.1(6)     Press release dated June 30, 2003 by Salon Media Group, Inc.


(1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on April 22, 2003

(2) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on May 12, 2003

(3) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on June 10, 2003

(4) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on June 27, 2003

(5) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on July 11, 2003

(6) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on July 3, 2003



(B)  REPORTS ON FORM 8-K.

     On April 22, 2003 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of convertible promissory notes and warrants for which it received $200,000 in cash.

     On May 12, 2003 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of convertible promissory notes and warrants for which it received $200,000 in cash.

     On June 10, 2003 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of convertible promissory notes and warrants for which it received $300,000 in cash.

     On July 25, 2003 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of convertible promissory notes and warrants for which it received $100,000 in cash.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned, thereunto duly authorized.


                                          SALON MEDIA GROUP, INC.



Dated:  8/11/03                           /s/ Michael O'Donnell
                                          -------------------------------------
                                          Michael O'Donnell,
                                          Chief Executive Officer and President



Dated:  8/11/03                           /s/ Elizabeth Hambrecht
                                          -------------------------------------
                                          Elizabeth Hambrecht,
                                          Chief Financial Officer,
                                          Secretary and Treasurer