Form 10-Q
period 2003-09-30
SALON MEDIA GROUP INC
filed 2003-11-13
CIK 1084332

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

                For the quarterly period ended September 30, 2003

                                       or

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

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer as defined by Rule 12b-12 of the act. Yes [ ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on November 1, 2003 was 14,155,276 shares.
================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------


                                                                           PAGE
PART I FINANCIAL INFORMATION                                              NUMBER


ITEM 1: Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of September 30,
         2003 and March 31, 2003 (unaudited).................................3

        Condensed Consolidated Statements of Operations for the
         three months and six months ended September 30, 2003 and
         2002 (unaudited)....................................................4

        Condensed Consolidated Statements of Cash Flows for the
         six months ended September 30, 2003 and 2002 (unaudited)............5

        Notes to Condensed Consolidated Financial Statements (unaudited).....6

ITEM 2: Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................12

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk..........30

ITEM 4: Controls and Procedures.............................................30

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings...................................................30

ITEM 2. Changes in Securities and Use of Proceeds...........................30

ITEM 3. Defaults upon Senior Securities.....................................31

ITEM 4. Submission of Matters to a Vote of Security Holders.................31

ITEM 5. Other Information...................................................31

ITEM 6: Exhibits and Reports on Form 8-K....................................32

        Signatures..........................................................33

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                                                              SEPTEMBER 30,          MARCH 31,
                                                                                  2003                 2003
                                                                              ------------         ------------
ASSETS
    Current assets:
       Cash and cash equivalents                                              $         42         $        162
       Accounts receivable, net                                                        241                  227
       Prepaid expenses and other current assets                                       558                  169
                                                                              ------------         ------------
        Total current assets                                                           841                  558

    Property and equipment, net                                                        283                  459
    Prepaid advertising rights                                                       5,240                5,480
    Goodwill, net                                                                      200                  200
    Other intangibles, net                                                             163                  348
    Other assets                                                                       137                  545
                                                                              ------------         ------------
        Total assets                                                          $      6,864         $      7,590
                                                                              ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Convertible notes payable-related parties                              $      2,464         $      1,256
       Convertible notes payable-non related parties                                   863                  458
       Bank borrowing                                                                   72                 --
       Accounts payable and accrued liabilities                                      1,452                1,366
       Deferred revenue                                                                897                  918
                                                                              ------------         ------------
        Total current liabilities                                                    5,748                3,998
    Long-term liabilities
         Warrants payable                                                              522                  354
         Other long-term liabilities                                                    84                  215
                                                                              ------------         ------------
       Total liabilities                                                             6,354                4,567
                                                                              ------------         ------------
Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000
       shares authorized, 934 issued and outstanding
       at September 30, 2003 and March 31, 2003 (liquidation
       value of $7,472 at September 30, 2003)                                         --                   --
    Common stock, $0.001 par value, 50,000,000 shares
       authorized, 14,155,276 shares issued and outstanding
       at September 30, 2003 and March 31, 2003                                         14                   14
    Additional paid-in-capital                                                      85,288               85,283
    Accumulated deficit                                                            (84,792)             (82,274)
                                                                              ------------         ------------
       Total stockholders' equity                                                      510                3,023
                                                                              ------------         ------------
        Total liabilities and stockholders' equity                            $      6,864         $      7,590
                                                                              ============         ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                         -------------------------       -------------------------
                                                            2003           2002             2003           2002
                                                         ----------     ----------       ----------     ----------
Net revenues                                             $    1,086     $    1,023       $    2,131     $    1,995
                                                         ----------     ----------       ----------     ----------

Operating expenses:
    Production and content                                      956          1,221            2,145          2,394
    Sales and marketing                                         467            559            1,030          1,311
    Research and development                                    149            161              298            323
    General and administrative                                  322            395              693            802
    Amortization of intangibles                                  97             93              190            227
                                                         ----------     ----------       ----------     ----------
        Total operating expenses                              1,991          2,429            4,356          5,057
                                                         ----------     ----------       ----------     ----------

Loss from operations                                           (905)        (1,406)          (2,225)        (3,062)

Other income, net                                              (252)           (25)            (324)           (32)
                                                         ----------     ----------       ----------     ----------
       Net loss                                              (1,157)        (1,431)          (2,549)        (3,094)


Preferred deemed dividend                                       (41)           (50)              31            (50)
                                                         ----------     ----------       ----------     ----------

Net loss attributable to common stockholders             $   (1,198)    $   (1,481)      $   (2,518)    $   (3,144)
                                                         ==========     ==========       ==========     ==========

Basic and diluted net loss per share attributable
       to common stockholders                            $    (0.09)    $    (0.11)      $    (0.18)    $    (0.23)

Weighted average shares used in computing
       basic and diluted net loss per share
       attributable to common stockholders                   14,090         13,997           14,044         13,880


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      --------------------------
                                                                                         2003            2002
                                                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $   (2,549)     $   (3,094)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Loss from retirement of assets, net                                                      43            --
     Stock-based compensation and warrant amortization                                       224              39
     Depreciation and amortization                                                           432             518
     Allowance for (recovery of) doubtful accounts                                            (8)              9
     Amortization of prepaid advertising rights                                              240             507
     Changes in assets and liabilities:
        Accounts receivable                                                                   (6)            (44)
        Prepaid expenses, other current assets and other assets                             (129)            147
        Accounts payable and other liabilities                                                24             (82)
        Deferred revenue                                                                     (21)            130
                                                                                      ----------      ----------
           Net cash used in operating activities                                          (1,750)         (1,870)
                                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                         (1)           --
   Proceeds from asset sales                                                                  15            --
                                                                                      ----------      ----------
           Net cash provided by investing activities                                          14            --
                                                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowing                                                              155            --
   Payments to bank                                                                          (83)           --
   Proceeds from issuance of notes payable                                                 1,613             696
   Principal payments under capital leases                                                   (69)           (102)
                                                                                      ----------      ----------
           Net cash provided by financing activities
                                                                                           1,616             594
                                                                                      ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (120)         (1,276)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             162           1,542
                                                                                      ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $       42      $      266
                                                                                      ==========      ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of stock and warrants in connection with acquisition                      $        5      $       42
   Issuance of warrants in connection with issuance of convertible
      notes payable                                                                          151               6
   Preferred deemed dividend in connection with preferred stock financing                    (31)             50

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

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

2. BASIS OF PRESENTATION

         The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2003 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the six months ended September 30, 2003 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2004.

         These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at September 30, 2003 of $84,792. These factors raise substantial doubt about Salon's ability to continue as a going concern.

         Salon has reduced expenses, and may reduce them further, to match anticipated revenues to reach cash flow breakeven. There can be no assurance that a further cost cutting exercise will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on Salon's business and results of operations. Until cash flow breakeven is reached, Salon will have to rely on additional investment capital or other financing activities, including notes from investors. These financing alternatives may include the sale of the prepaid advertising rights. There can be no assurance that Salon will be able to sell its advertising rights at all or at a reasonable rate to Salon and Salon also may not be able to obtain additional capital on terms, which are favorable, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. CONCENTRATIONS OF CREDIT RISK

         No customer accounted for more than 10% of total revenue for the three-month or six month periods ended September 30, 2003 and September 30, 2002. Four customers accounted for 26%, 16%, 15% and 13% of the total accounts receivable balance as of September 30, 2003. Three customers accounted for 23%, 11% and 10% of the total accounts receivable balance as of September 30, 2002.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

4. GOODWILL AMORTIZATION AND INTANGIBLE ASSETS

         The following table sets forth information concerning Salon's goodwill and intangible assets as of September 30, 2003:

                                                          Gross                       Net
                                                        Carrying    Accumulated    Carrying
                                                         Amount    Amortization     Amount
                                                      -----------  ------------  -----------
Trade name                                            $     1,200  $      1,080  $       120
Proprietary technology                                        355           320           35
Audio technology                                              158           150            8
                                                      -----------  ------------  -----------
Total intangible assets subject to amortization       $     1,713  $      1,550  $       163
                                                      ===========  ============  ===========

Goodwill                                              $     3,555  $      3,355  $       200
                                                      -----------  ------------  -----------
Total intangible assets not subject to amortization   $     3,555  $      3,355  $       200
                                                      ===========  ============  ===========

The weighted average amortization period remaining for all intangible assets subject to amortization is 0.5 years.

5. NET LOSS PER SHARE

         Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period, as follows:

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  SEPTEMBER 30                 SEPTEMBER 30
                                                          ---------------------------   --------------------------
                                                              2003           2002           2003          2002
                                                          ------------   ------------   ------------  ------------
Numerator:
    Net loss attributable to common stockholders          $     (1,198)  $     (1,481)  $     (2,518) $     (3,144)
                                                          ------------   ------------   ------------  ------------

Denominator
    Weighted average shares outstanding                     14,155,000     14,155,000     14,155,000    14,155,000
    Weighted average shares held in escrow                     (65,000)      (158,000)      (111,000)     (275,000)
                                                          ------------   ------------   ------------  ------------
    Weighted average shares used in computing
        basic and diluted net loss per share                14,090,000     13,997,000     14,044,000    13,880,000
                                                          ============   ============   ============  ============

Basic and diluted net loss per share attributable
    to common stockholders                                $      (0.09)  $      (0.11)  $      (0.18)  $     (0.23)
                                                          ============   ============   ============  ============

Antidilutive securities including options, warrants
 and convertible preferred stock not included in net
 loss attributable to common stockholders per share
 calculation                                                36,944,787     31,635,330     36,944,787    31,635,330

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

If Salon's compensation expense under its stock option plan had been determined pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," Salon's net loss per share would have been as follows:

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     SEPTEMBER 30                  SEPTEMBER 30
                                                             ---------------------------    ---------------------------
                                                                 2003           2002            2003           2002
                                                             ------------   ------------    ------------   ------------
Net loss attributable to common stockholders:
     As reported                                             $     (1,198)  $     (1,481)   $     (2,518)  $     (3,144)
     Add back: stock-based employee compensation
         expense included in reported net loss                        --              15             --              30

     Deduct: total stock-based compensation
         expense determined under the fair value
         based method, net of related tax                             (22)          (212)           (104)          (514)

     Pro forma net loss attributable to common
                                                             ------------   ------------    ------------   ------------
         stockholders                                        $     (1,220)  $     (1,678)   $     (2,622)  $     (3,628)
                                                             ============   ============    ============   ============

Basis and diluted net loss per share attributable
  to common stockholders:
         As reported                                         $      (0.09)  $      (0.11)   $      (0.18)  $      (0.23)
         Pro forma net loss per share                        $      (0.09)  $      (0.12)   $      (0.19)  $      (0.26)

6. RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements With Multiple Deliverables" which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a significant affect on Salon's financial position and results of operations.

         In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have an adverse affect on Salon's financial position or results of operations.

7. CONVERTIBLE NOTES PAYABLE

         On April 10, 2003 Salon finalized a Note and Warrant Purchase agreement with two investors for $200 and issued warrants to purchase 600,000 shares of common stock at $0.046 per share. The investors included a Director of Salon, as well as an entity that the father of Salon's President, Chief Financial Officer, Treasurer and Secretary, has an ownership interest in. On April 29, 2003 Salon finalized a Note and Warrant Purchase agreement with the same investors for $200 and issued warrants to purchase 600,000 shares of common stock at $0.0575 per share. On May 28, 2003 Salon finalized a Note and Warrant Purchase agreement with the same Director of Salon for $300 and issued warrants to purchase 900,000 shares of common stock at $0.0575 per share. On June 12, 2003 Salon finalized a Note and Warrant Purchase agreement with the father of Salon's President, Chief Financial Officer, Treasurer and Secretary for $100 and issued warrants to purchase 300,000 shares of common stock at $0.0575 per share. On June 26, 2003 Salon finalized a Note and Warrant Purchase agreement with an investor for $100 and issued warrants to purchase 300,000 shares of common stock at $0.0575 per share. On July 10, 2003 Salon finalized a Note and Warrant Purchase agreement with three investors for $248 and issued warrants to purchase 744,015 shares of common stock at $0.046 per share. The investors included a Director of Salon, and an entity that Salon's President, Chief Financial Officer, Treasurer and Secretary has an ownership interest in. On July 30, 2003 Salon finalized a Note and Warrant Purchase agreement with a Director of Salon for $100 and issued warrants to purchase 300,000 shares of common stock at $0.0345 per share. On August 29, 2003 Salon finalized a Note and Warrant Purchase agreement with three investors for $165 and issued warrants to purchase 495,000 shares of common stock at $0.0345 per share. The investors included a Director of Salon, and Salon's President, Chief Financial Officer, Treasurer and Secretary.

         The notes, which were amended effective September 12, 2003 and September 22, 2003, can be converted into financing securities or Salon's common stock and accrue interest on the unpaid principal at 6.0% per year with such interest and principal due on December 31, 2003. The notes automatically convert upon the closing of Salon's first sale of its preferred or common stock with aggregate gross proceeds to Salon of at least $2,000 (including the conversion of the outstanding principal of the notes and other converted indebtedness of Salon). In the event that Salon issues new financing securities by December 31, 2003, the number of shares of the financing securities to be issued upon conversion of the notes shall equal the aggregate amount of the Notes divided by the price per share of the financing securities issued and sold. If no new financing occurs by December 31, 2003, the notes can convert at the option of the note holder to shares of common stock based on the average closing price of Salon's common stock over the sixty trading days ending on September 30, 2003 or December 31, 2003, which ever is lower, as reported on such market(s) and/or exchanges where the common stock has traded. The conversion of the notes to common stock may only occur at such time as Salon's stockholders approve an

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

amendment to Salon's certificate of incorporation increasing the authorized shares of common stock to a level that would permit conversion of the notes to common stock. In the event of bankruptcy or insolvency proceedings, the notes become immediately due and payable. Salon granted the purchasers of the notes a security interest in substantially all of Salon's assets. The indebtedness of the notes is subordinated to certain bank indebtedness.

         On September 12, 2003 and September 29, 2003, Salon finalized Note and Warrant Purchase agreements with the same Director of Salon mentioned above for a total of $200 and issued warrants to purchase 300,000 shares of common stock at $0.0575 per share and 300,000 shares of common stock at $0.0805 per share. The terms of these notes are identical to the terms of the amended notes mentioned above.

         As of this filing, the holders of these notes and the notes issued during the year ended March 31, 2003, have not elected to convert their notes into either financing securities or Salon's common stock.

         The warrants issued in conjunction with the notes were valued at $151 using the Black-Scholes option-pricing model, applying a contractual life of three years, a weighted average risk-free rate of 2.0% to 2.4%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of $0.04 to $0.07.

         The $3,327 of convertible notes payable issued by Salon do not stipulate a maximum number of shares issuable upon conversion. Since Salon may potentially have insufficient shares authorized to satisfy all obligations under convertible instruments, warrant agreements and options, the value of warrants issued are classified as long-term liabilities, with the fair value re-measured at each balance sheet period. The re-measurement of warrants as of September 30, 2003 resulted in a cummulative charge of $17, of which a benefit of $31 related to warrants issued in conjunction with the prior issuances of preferred stock, and was recorded as a preferred deemed dividend in Salon's results of operations.

8. BANK BORROWINGS

         Salon has an Accounts Receivable Purchase Agreement with a bank. Under the terms of the agreement, the bank can make advances of 60% or 80% of the face value of acceptable receivables from Salon, depending on the nature of the receivable. During the six month period ended September 30, 2003, Salon borrowed $155 and repaid $83 under the agreement. Subsequent to September 30, 2003, Salon borrowed an additional $27 and repaid $72.

9. SUBSEQUENT EVENTS

         On October 1, 2003 Michael O'Donnell, Salon's President and Chief Executive Officer, resigned. As part of the resignation, Michael O'Donnell received warrants to purchase one million shares of Salon's common stock at $.05 per share. The warrants were valued at $31 using the Black-Scholes option-pricing model, applying a contractual life of two years, a weighted average risk-free rate of 1.625%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of $0.05. David Talbot, Salon's Chairman of the Board and Editor-in-Chief became the Chief Executive Officer and Elizabeth Hambrecht, Salon's Chief Financial Officer, Treasurer and Secretary became Salon's President.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

         On October 6, 2003 Salon finalized a Note and Warrant Purchase agreement with an investors for $100 and issued warrants to purchase 300,000 shares of common stock at $0.0805 per share. The investor was an entity of which the father of Salon's President, Chief Financial Officer, Treasurer and Secretary, has an ownership interest in. On October 10, 2003 Salon finalized a Note and Warrant Purchase agreement with a Director of Salon for $100 and issued warrants to purchase 300,000 shares of common stock at $0.0575 per share. On October 30, 2003 Salon finalized a Note and Warrant Purchase agreement with two investors for $150 and issued warrants to purchase 450,000 shares of common stock at $0.0575 per share. The investors included a Director of Salon, as well as an entity that the father of Salon's President, Chief Financial Officer, Treasurer and Secretary, has an ownership interest in. On November 12, 2003 Salon finalized a Note and Warrant Purchase agreement with a Director of Salon for $100 and issued warrants to purchase 300,000 shares of common stock at $0.069 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         This section and other parts of this Form 10-Q contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) that involve risks and uncertainties, including, but not limited to, statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, anticipated sale of television advertising credits, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources. Although Salon Media Group, Inc. (Salon) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance those plans, and intentions or expectations will be achieved. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon's public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002

NET REVENUES:

         Net revenues increased 6% to $1.1 million for the three months ended September 30, 2003 from $1.0 million for the three months ended September 30, 2002 and increased 7% to $2.1 million for the six months ended September 30, 2003 from $2.0 million for the six months ended September 30, 2002.

         Advertising revenues decreased to $0.4 million for the three months ended September 30, 2003 from $0.5 million for the three months ended September 30, 2002 and decreased to $0.8 million for the six months ended September 30, 2003 from $1.0 million for the six months ended September 30, 2002. The drop in advertising revenues has resulted from advertisers preference to advertise on websites with more website visitors and corresponding more ad impressions than Salon is able to generate. To offset this decline, Salon has introduced a new strategy whereby it emphasizes to potential advertisers its intercept ad format with rich media (called an "Ultramercial"), that Salon feels results in a more favorable ad experience than traditional banner advertising. Salon also emphasizes the fact that its focused audience demographics (such as age, annual income and education) facilitate product branding. Salon cannot predict how successful this strategy will be.

         Subscription revenues increased to $0.6 million for the three months ended September 30, 2003 from $0.5 million for the three months ended September 30, 2002 and increased to $1.2 million for the six months ended September 30, 2003 from $0.9 million for the six months ended September 30, 2002. The increase in subscription revenues is attributable to Salon Premium, as subscriptions to The Well have remained constant. New and renewal one-year subscriptions to Salon Premium for the three months ended September 30, 2003 were approximately 15,000, and approximately 30,000 for the six months ended September 30, 2003, compared to approximately 8,000 for the three months ended September 30, 2002 and 17,000 for the six months ended September 30, 2002. The increase in subscriptions is primarily attributable to the appeal of Salon's content which compels new individuals to subscribe, a renewal rate for one-year paid subscriptions as of September 30, 2003 estimated to range from 65% to 70%, the introduction of an annual subscription plan with ads in September 2002, and gift subscriptions. During the three and six months ended September 30, 2002 two-year subscriptions to Salon Premium were approximately 500 and 700, respectively. Salon discontinued this two-year subscription plan in November 2002. Individuals previously opting for two-year subscriptions are now signing up for the one-year plans. Salon cannot estimate if its growth in subscribers will continue at the same levels being experienced. Effective August 15, 2003 Salon raised the price of Salon Premium annual subscriptions to $35 with no ads and $22.50 with ads. Salon cannot predict what affect, if any, this increase will have on subscription revenues. As of September 30, 2003, Salon has approximately 72,000 active subscribers and deferred $0.8 million of revenue, compared to 41,000 active subscribers and deferred revenue of $0.5 million as of September 30, 2002, representing an approximate increase of 75% in active subscribers from the comparable period last year.

         Salon estimates that it will recognize approximately $2.0 million of Salon Premium revenue for its fiscal year ending March 31, 2004 but cannot accurately estimate advertising revenue during the period.

PRODUCTION AND CONTENT:

         Production and content expenses during the three months ended September 30, 2003 were $1.0 million versus $1.2 million during the three months ended September 30, 2002, a decline of $0.2 million or 22%. Production and content expenses during the six months ended September 30, 2003 were $2.1 million versus $2.4 million during the six months ended September 30, 2002, a decline of $0.3 million or

10%. Product and content expenses have declined in all categories reflecting the limited cash on hand to fund operations. Salon does not anticipate material future changes in production and content expenditures.


SALES AND MARKETING:

         Sales and marketing expenses during the three months ended September 30, 2003 were $0.5 million versus $0.6 million for the three months ended September 30, 2002, a decline of $0.1 million or 16%. The modest decline was in all expense categories and reflected the limited cash on hand to fund operations during the period.

         Sales and marketing expenses during the six months ended September 30, 2003 were $1.0 million versus $1.3 million for the six months ended September 30, 2002, a decline of $0.3 million or 21%. The decline is primarily attributable to utilizing $0.3 million less prepaid advertising rights this year compared to last year.

         Salon acquired its prepaid advertising rights during its year ended March 31, 2000 and has been amortizing the utilization of these rights since that time. Salon has determined that the best use of its advertising rights would be to sell the rights in order to generate working capital. Salon has attempted to sell a portion of these rights without success. Consequently, excluding the amortization of the advertising rights, Salon anticipates that sales and marketing expenses will be approximately $1.6 million for the year ending March 31, 2004.

RESEARCH AND DEVELOPMENT:

         Research and development expenses during the three months and six months ended September 30, 2003 were $0.2 million and $0.3 million respectively, were comparable to amounts for the three months and six months ended September 30, 2002. Salon does not anticipate material future changes or reductions in research and development expenditures.

GENERAL AND ADMINISTRATIVE:

         General and administrative expenses during the three months ended September 30, 2003 were $0.3 million versus $0.4 million for the three months ended September 30, 2002, a decline of $0.1 million or 18%. General and administrative expenses during the six months ended September 30, 2003 were $0.7 million versus $0.8 million for the six months ended September 30, 2002, a decline of $0.1 million or 14%. General and administrative expenses have declined in all categories reflecting the limited cash on hand to fund operations.

         On October 1, 2003, Salon's Chief Executive Officer and Treasurer resigned. As a result, Salon expects to incur charges of approximately $104 for salary related costs and $31 reflecting the value of warrants issued to acquire one million shares of Salon's common stock at $0.05 per share for its quarter ending December 31, 2003. Salon anticipates all other costs in the future to be comparable to costs incurred during the period just ended.

AMORTIZATION OF INTANGIBLES:

         Amortization of intangible expenses during the three months and six months ended September 30, 2003 were $0.1 million and $0.2 million respectively, comparable to amounts for the three months and six months ended September 30, 2002.

OTHER INCOME, NET:

         Other income, net for the three and six months ended September 30, 2003 was $0.3 million compared to none for the three and six months ended September 30, 2002. Approximately, $0.2 million of the increase is attributable to expensing the value of warrants issued in conjunction with the issuance of notes payable, and $0.1 million from the accrual of interest on the notes issued and other nominal interest related items. The majority of the warrants issued has been to related parties, primarily John Warnock, a Director of Salon and entities that the father of Salon's President, Chief Financial Officer, Treasurer and Secretary, has an ownership interest in.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:

         As a result of the above factors, Salon recorded a net loss attributable to common stockholders of $1.2 million, or $0.09 per share for the three months ended September 30, 2003 compared to a net loss attributable to common stockholders of $1.5 million, or $0.11 per share for the three months ended September 30, 2002. In addition, Salon recorded a net loss attributable to common stockholders of $2.5 million, or $0.18 per share for the six months ended September 30, 2003 compared to a net loss attributable to common stockholders of $3.1 million, or $0.23 per share for the six months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES:

         As of September 30, 2003, Salon has $42,000 cash on hand.

         Net cash used in operations was $1.8 million for the six months ended September 30, 2003, compared to $1.9 million for the six months ended September 30, 2002. The principal use of cash during the six months ended September 30, 2003 was to fund the $2.5 million net loss for the period, which was primarily offset by $0.9 million of non-cash charges. The principal use of cash during the six months ended September 30, 2002 was to fund the $3.1 million net loss for the period, which was primarily offset by $1.1 million of non-cash charges

         No cash was used in investing activities for the six months ended September 30, 2003 and September 30, 2002. Salon does not expect any significant capital expenditures during the current fiscal year.

         Net cash from financing activities provided $1.6 million for the six months ended September 30, 2003 compared to $0.6 million for the six months ended September 30, 2002. For the six months ended September 30, 2003, Salon issued $1.6 million of convertible notes payable, of which $1.4 million was to related parties, borrowed a net $0.1 million from a bank, and made payments under capital leases of $0.1 million. For the six months ended September 30, 2002, Salon issued $0.7 million of convertible notes payable, of which $0.3 million was to related parties, and made payments under capital leases of $0.1 million.

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

         On June 27, 2003 Salon amended its lease for office space in San Francisco. Under the terms of the amended lease agreement, retroactive to February 28, 2003, the termination date was moved from December 2009 to February 2005; the monthly base rent was lowered from approximately $70,000 to approximately $21,000; Salon will only rent one floor; prior rents owed to the landlord will be repaid by the end of the revised release term; and Salon will forfeit a $0.4 million deposit. As of September 30, 2003 the balance of prior rents owed aggregated to $0.2 million. On July 7, 2003, the landlord drew on a $0.4 million letter of credit from Salon, held as a security deposit by the landlord and collateralized by Salon with a $0.4 million certificate of deposit. The forfeited deposit of $0.4 million was recorded as pre-payment, to be amortized over the amended lease term. As of September 30, 2003, $0.3 million is yet to be amortized and is included as a component of prepaid expenses and other current assets in Salon's balance sheet.

         As of September 30, 2003, Salon had $42,000 in available cash. Subsequent to September 30, 2003, Salon received $450,000 from the issuance of convertible notes payable, of which $300,000 was from a Director of Salon and $150,000 was from an entity that the father of Salon's President, Chief Financial Officer, Secretary and Treasurer, is an investor. These funds have been utilized to fund operations. During the current fiscal year, Salon has substantially relied upon these two investors to offset the negative cash flows from operating activities. There is no assurance that these two investors will continue to invest in Salon.

         Salon has entered into discussions with third parties to finance additional new content for Salon's Websites. There is no assurance that these discussions will result in additional new funding.

         As of this filing, Salon has $3.8 million of convertible notes payable which are expected to convert to equity securities by December 2003.

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

         Salon is attempting to sell its prepaid advertising rights to generate additional working capital. Salon cannot accurately predict if and how much they may be sold for. Salon believes that any sale of its prepaid advertising rights will most likely result in a charge to operating results. Salon cannot determine if a transaction will in fact take place, as a potential transaction will involve Salon, NBC, which must agree to the transfer of rights to a third party, and a third party willing to acquire the rights. Salon has negotiated with NBC for their approval to sell these rights to a third party and has been unsuccessful in this endeavor as of this filing

         If Salon does not secure additional funds from the issuance of equity securities and instruments that convert into equity securities, or from the sale of prepaid advertising rights, Salon may be unable to continue as a going concern and cease operations. Salon cannot determine at this time whether or not, or to what extent, it will be successful in securing additional cash resources during its third quarter of its fiscal year ending March 31, 2004 to meet operating requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements With Multiple Deliverables" which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have an adverse affect on Salon's financial position and results of operations.

         In May 2003, the Financial Accounting Standards Board (FASB) issued Standard of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have an adverse affect on Salon's financial position or results of operations.


RISK FACTORS

FACTORS THAT MAY AFFECT SALON'S FUTURE RESULTS AND MARKET PRICE OF STOCK


SALON WILL VERY LIKELY CEASE OPERATIONS IN ITS CURRENT FORM IF IT IS UNABLE TO RAISE ADDITIONAL CASH RESOURCES

         Salon has received $450,000 from the issuance of convertible notes payable subsequent to September 30, 2003. These funds, in conjunction with collections of accounts receivable and Salon Premium subscriptions, have been used to fund operations as of this filing. Salon needs to secure additional cash resources in order to continue as a going concern. Salon is attempting to secure additional funds from the issuance of equity securities and instruments that convert into equity securities and from the sale of its prepaid advertising rights.

         If Salon does not secure additional funds from the issuance of equity securities and instruments that convert into equity securities, or from the sale of advertising rights, Salon may be unable to continue as a going concern and cease operations. Salon cannot determine at this time whether, or to what extent, it will be successful in securing additional cash resources during its third quarter of its year ending March 31, 2004 to meet operating requirements until it reaches cash flow breakeven.

SALON HAS RELIED ON RELATED PARTIES FOR SIGNIFICANT INVESTMENT CAPITAL

         Salon has been relying on cash from related parties to fund operations. The related parties are primarily John Warnock, a Director of Salon, and an entity that the father of Salon's President, Chief Financial Officer, Secretary and Treasurer is an investor. Out of $3.3 million of cash received by Salon from the issuance of convertible notes payable as of September 30, 2003, $2.5 million was from related parties. All of the $450,000 cash received by Salon from the issuance of convertible notes payable issued subsequent to September 30, 2003 was from related parties. Curtailment of cash investments by related parties could detrimentally impact Salon's ability to continue its operations and Salon may be unable to continue as a going concern.

SALON LACKS SIGNIFICANT REVENUES AND HAS A HISTORY OF LOSSES

         Salon has a history of significant losses and expects to incur operating losses in the near future. For the six months ended September 30, 2003, Salon had net losses attributable to common stockholders of $2.5 million and had an accumulated deficit of $84.8 million. If and when Salon does achieve profitability, Salon may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

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

SALON MAY OR MAY NOT BE SUCCESSFUL IN SELLING ITS PREPAID ADVERTISING RIGHTS

         As of September 30, 2003, Salon has approximately $7.7 million of prepaid advertising rights valued at $5.2 million. The rights resulted from the December 1999 sale of 1,125,000 of shares of Salon's common stock to Rainbow Media Holdings, Inc., a subsidiary of Cablevision Systems Corporation. At the time of the transaction, Rainbow Media Holdings, Inc. owned the Bravo television network. On December 9, 2002 Cablevision Systems Corporation concluded a sale of its Bravo network to NBC and as a result, NBC acquired an obligation to provide Salon with approximately $5.0 million in advertising. Salon has negotiated with NBC for their approval to sell these rights to a third party and has been unsuccessful in this endeavor as of this filing. Salon cannot accurately predict if it will acquire the approval from NBC to sell the rights, or how much they may be sold to a third party. Salon believes that any sale of its prepaid advertising rights will most likely result in a charge to operating results. Any proceeds from the sale of these prepaid rights will be used to fund Salon's operations.

         Approximate $3.0 million in rights are still owed by Cablevision Systems Corporation. Salon does not know to what extent Cablevision Systems will facilitate the transfer and sale of these rights to a third party.

SALON HAS ENTERED INTO THIRD-PARTY SUBSCRIPTION BUNDLING SERVICES

         Salon has entered into two agreements with third parties who contemplate combining Salon's content with other content providers, with the resulting bundled content sold to individuals for a set monthly fee. Of the monthly fee, Salon would earn a nominal amount. As of this filing, Salon's has not earned any revenue from these agreements and contemplates immaterial amounts by December 31, 2003. Salon cannot estimate how much revenue it may earn under these agreements.

SALON'S OPERATIONS REQUIRE ATTRACTIVE CONTENT, SUBSCRIBER INTEREST, AND CONFIDENCE BY SUBSCRIBERS AND SUPPLIERS THAT THE SUBSCRIPTION OFFERING WARRANTS THEIR LONG-TERM SUPPORT AND INVESTMENT. THE ABSENCE OF ANY OF THESE FACTORS COULD IMPAIR THE RESULTS, REVENUE AND CASH FLOW FROM SUBSCRIPTIONS.

         Salon is under severe budgetary constraints to limit expenditures. These constraints affect editorial staffing levels and the purchase of content from freelance writers. These constraints affect the amount and quality of content published on Salon's Websites and consequently, the positive experience of Website visitors. The positive experience leads to reoccurring Website visits, new subscriptions to Salon Premium, and corresponding high renewal rates of Salon Premium subscribers. For the six months ended September 30, 2003 Salon's estimated renewal rate for one-year paid subscription to Salon Premium ranges from 65% to 70%. Salon cannot predict if this rate will continue in the future or how many new Salon Premium subscriptions it will acquire.

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

     o    attract and retain key sales personnel.

THE LENGTH OF SALON'S SALES CYCLE IS UNCERTAIN AND VARIABLE AND MAY LEAD TO SHORTFALLS IN REVENUES AND FLUCTUATIONS IN ITS OPERATING RESULTS

         Salon's dependence on advertising subjects it to the risk of revenue shortfalls because the sales cycles for advertising vary significantly, and during these cycles Salon may expend substantial funds and management resources while not obtaining advertising revenues. If sales are delayed or do not occur, Salon's financial results for a particular period may be harmed. The time between the date of initial contact with a potential customer and the signing of an advertising order may range from as little as one week to up to several months. Sales of advertising are subject to factors over which Salon has little or no control, including:

     o    advertisers' budgets;

     o the acceptability of "access passes" and rich media "Ultramercials" to advertisers;

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

         As of this filing, Salon has two directors, one of which is associated with a company that has an investment in Salon, that in the aggregate, own a significant percentage of the voting rights granted by ownership of common stock, preferred stock and convertible debt as of September 30, 2003 and convertible debt issued subsequent to September 30, 2003. Also, Salon's President, Chief Financial

Officer, Secretary and Treasurer is the daughter of an investor whose beneficial ownership of Salon is in excess of 5 percent. In addition, investors whose beneficial ownership of Salon is in excess of 5 percent, primarily hold $3.6 million of convertible debt of as of this filing. This debt may convert to approximately ninety million shares of common stock by December 31, 2003 based on the average closing price of Salon's common stock for the sixty-day period ending September 30, 2003. If Salon were to aggregate this class of ownership with all other 5 percent and greater shareholders, this combined group of shareholders would own a majority of the voting rights granted by ownership of common and preferred stock as of September 30, 2003. If the principal stockholders were to act together, these stockholders would be able to exercise control over most matters requiring approval by other stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if principal stockholders oppose non-principal stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of Salon, which could cause Salon's stock price to decline.

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

SALON NEEDS TO HIRE, INTEGRATE AND/OR RETAIN QUALIFIED PERSONNEL BECAUSE THESE INDIVIDUALS ARE IMPORTANT TO ITS GROWTH

         Salon's success significantly depends on key editorial and design personnel. In addition, because Salon's users must perceive the content of Salon's Websites as having been created by credible and notable sources, Salon's success also depends on the name recognition and reputation of its editorial staff, in particular David Talbot, Salon's founder, Chief Executive Officer and Editor-in-Chief.

         Salon's future success depends to a significant extent on the continued services David Talbot, the loss of which would likely have a significantly adverse effect on its business.

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

         Salon relies on a number of third party suppliers for various services. While Salon believes that it could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by its current suppliers could severely harm its business.

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


--------------------------------------------------------------------------------
PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS.

         Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities:

         On April 10, 2003 Salon finalized a Note and Warrant Purchase agreement with two investors for $200,000 and issued warrants to purchase 600,000 shares of common stock at $0.046 per share. The investors included a Director of Salon, as well as an entity of which the father of Salon's President, Chief Financial Officer, Treasurer and Secretary, has an ownership interest in. On April 29, 2003 Salon finalized a Note and Warrant Purchase agreement with the same investors for $200,000 and issued warrants to purchase 600,000 shares of common stock at $0.0575 per share. On May 28, 2003 Salon finalized a Note and Warrant Purchase agreement with the same Director of Salon for $300,000 and issued warrants to purchase 900,000 shares of common stock at $0.0575 per share. On June 12, 2003 Salon finalized a Note and Warrant Purchase agreement with the father of Salon's President, Chief Financial Officer, Treasurer and Secretary for $100,000 and issued warrants to purchase 300,000 shares of common stock at $0.0575 per share. On June 26, 2003 Salon finalized a Note and Warrant Purchase agreement with an investor for $100,000 and issued warrants to purchase 300,000 shares of common stock at $0.0575 per share. On July 10, 2003 Salon finalized a Note and Warrant Purchase agreement with three investors for $248,000 and issued warrants to purchase 744,015 shares of common stock at $0.046 per share. The investors included a Director of Salon, and an entity of which Salon's President, Chief Financial Officer, Treasurer and Secretary, has an ownership interest in. On July 30, 2003 Salon finalized a Note and Warrant Purchase agreement with a Director of Salon for $100,000 and issued warrants to purchase 300,000 shares of common stock at $0.0345 per share. On August 29, 2003 Salon finalized a Note and Warrant Purchase agreement with three investors for $165,000 and issued warrants to purchase 495,000 shares of common stock at $0.0345 per share. The investors included a Director of Salon, and Salon's President, Chief Financial Officer, Treasurer and Secretary.

         The notes, which were amended effective September 12, 2003 and September 22, 2003, can be converted into financing securities or Salon's common stock and accrue interest on the unpaid principal at 6.0% per year with such interest and principal due on December 31, 2003. The notes automatically convert upon the closing of Salon's first sale of its preferred or common stock with aggregate gross proceeds to Salon of at least $2,000,000 (including the conversion of the outstanding principal of the notes and other converted indebtedness of Salon). In the event that Salon issues new financing securities by December 31, 2003, the number of shares of the financing securities to be issued upon conversion of the notes shall equal the aggregate amount of the Notes divided by the price per share of the financing securities issued and sold. If no new financing occurs by December 31, 2003, the notes can convert at the option of the note holder to shares of common stock based on the average closing price of Salon's common stock over the sixty trading days ending on September 30, 2003 or December 31, 2003, which ever is lower, as reported on such market(s) and/or exchanges where the common stock has traded. The conversion of the notes to common stock may only occur at such time as Salon's stockholders approve an amendment to Salon's certificate of incorporation increasing the authorized shares of common stock to a level that would permit conversion of the notes to common stock. In the event of bankruptcy or insolvency proceedings, the notes become immediately due and payable. Salon granted the purchasers of the notes a security interest in substantially all of Salon's assets. The indebtedness of the notes is subordinated to certain bank indebtedness.

         On September 12, 2003 and September 29, 2003, Salon finalized Note and Warrant Purchase agreements with the same Director of Salon mentioned above for a total of $200,000 and issued warrants to purchase 300,000 shares of common stock at $0.0575 per share and 300,000 shares of common stock at $0.0805 per share. The terms of these notes are identical to the terms of the amended notes mentioned above.

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

         The issuance of the shares of notes and warrants were deemed exempt from registration under the Securities Act as a transaction by an issuer not involving public offering. The investors represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in the transactions.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5. OTHER INFORMATION.

         On October 9, 2003 Salon announced that Michael O'Donnell, Salon's President and Chief Executive Officer had resigned. David Talbot, Salon's Chairman of the Board and Editor-in-Chief became the Chief Executive Officer and Elizabeth Hambrecht, Salon's Chief Financial Officer, Treasurer and Secretary became Salon's President.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS.

4.2.41(1)  Note and Warrant Purchase Agreement dated July 10, 2003

4.2.42(1)  Convertible Promissory Note dated July 10, 2003 by Salon Media Group,
           Inc.

4.2.43(1)  Common Stock Purchase Warrant dated July 10, 2003 by Salon Media
           Group, Inc.

4.2.44(2)  Note and Warrant Purchase Agreement dated July 30, 2003

4.2.45(2)  Convertible Promissory Note dated July 30, 2003 by Salon Media Group,
           Inc.

4.2.46(2)  Common Stock Purchase Warrant dated July 30, 2003 by Salon Media
           Group, Inc.

4.2.47(3)  Note and Warrant Purchase Agreement dated September 12, 2003

4.2.48(3)  Convertible Promissory Note dated September 12, 2003 by Salon Media
           Group, Inc.

4.2.49(3)  Common Stock Purchase Warrant dated September 12, 2003 by Salon Media
           Group, Inc.

4.2.50(4)  Note and Warrant Purchase Agreement dated September 29, 2003

4.2.51(4)  Convertible Promissory Note dated September 29, 2003 by Salon Media
           Group, Inc.

4.2.52(4)  Common Stock Purchase Warrant dated September 29, 2003 by Salon Media
           Group, Inc.

31.1 Certification of David Talbot, Chairman and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2 Certification of Elizabeth Hambrecht, President, Chief Financial Officer, Treasurer and Secretary of the Registrant pursuant to
           Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1 Certification of David Talbot, Chairman and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2 Certification of Elizabeth Hambrecht, President, Chief Financial Officer, Treasurer and Secretary of the Registrant pursuant to
           Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on July 25, 2003

(2) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on August 7, 2003

(3) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on September 29, 2003

(4) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on October 14, 2003

(B) REPORTS ON FORM 8-K.

         On July 25, 2003 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of convertible promissory notes and warrants for which it received $248,005 in cash.

         On August 7, 2003 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of convertible promissory notes and warrants for which it received $100,000 in cash.

         On September 29, 2003 Salon filed a Current Report on Form 8-K under
Item 5 announcing the sale of convertible promissory notes and warrants for which it received $100,000 in cash.

         On October 14, 2003 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of convertible promissory notes and warrants for which it received $100,000 in cash on September 29, 2003 and $100,000 in cash on October 6, 2003.







SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned, thereunto duly authorized.


                                     SALON MEDIA GROUP, INC.

Dated: 11/13/03                      /s/ David Talbot
                                     -------------------------------------------
                                     David Talbot, Chairman and Chief Executive
                                     Officer


Dated: 11/13/03                      /s/ Elizabeth Hambrecht
                                     -------------------------------------------
                                     Elizabeth  Hambrecht, President, Chief
                                     Financial Officer, Secretary and Treasurer