Form 10-Q
period 2003-12-31
SALON MEDIA GROUP INC
filed 2004-02-06
CIK 1084332

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       OR

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-26395



                             SALON MEDIA GROUP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                            94-3228750
-------------------------------                               -------------
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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                ----------------
                                (TITLE OF CLASS)


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

Indicate by check mark whether the Registrant is an accelerated filer as defined
by Rule 12b-12 of the act.  Yes [_]    No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 5, 2004 was 14,155,276 shares.
================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------



                                                                           PAGE
PART I     FINANCIAL INFORMATION                                          NUMBER

ITEM 1:    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
           as of December 31, 2003 and March 31, 2003 (unaudited)..........    3

           Condensed Consolidated Statements of Operations
           for the three months and nine months ended
           December 31, 2003 and 2002 (unaudited) .........................    4

           Condensed Consolidated Statements of Cash Flows
           for the nine months ended December 31, 2003
           and 2002 (unaudited) ...........................................    5

           Notes to Condensed Consolidated Financial Statements
           (unaudited).....................................................    6

ITEM 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................   12

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk......   30

ITEM 4:    Controls and Procedures.........................................   30




PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings...............................................   30

ITEM 2.    Changes in Securities and Use of Proceeds.......................   30

ITEM 3.    Defaults upon Senior Securities.................................   31

ITEM 4.    Submission of Matters to a Vote of Security Holders.............   32

ITEM 5.    Other Information...............................................   32

ITEM 6:    Exhibits and Reports on Form 8-K................................   32


           Signatures......................................................   34

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                   DECEMBER 31,        MARCH 31,
                                                                       2003              2003
                                                                   ------------      ------------
ASSETS
    Current assets:
       Cash and cash equivalents                                   $        922      $        162
       Accounts receivable, net                                             357               227
       Prepaid expenses and other current assets                            473               169
                                                                   ------------      ------------
       Total current assets                                               1,752               558
    Property and equipment, net                                             169               459
    Prepaid advertising rights                                            4,880             5,480
    Goodwill, net                                                           200               200
    Other intangibles, net                                                   78               348
    Other assets                                                            183               545
                                                                   ------------      ------------
       Total assets                                                $      7,262      $      7,590
                                                                   ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Convertible notes payable-related parties                   $         --      $      1,256
       Convertible notes payable-non related parties                         --               458
       Accounts payable and accrued liabilities                           1,283             1,366
       Deferred revenue                                                   1,080               918
                                                                   ------------      ------------
       Total current liabilities                                          2,363             3,998
    Long-term liabilities
       Warrants payable                                                     707               354
       Other long-term liabilities                                           15               215
                                                                   ------------      ------------
       Total liabilities                                                  3,085             4,567
                                                                   ------------      ------------
Stockholders' equity:
       Preferred stock, $0.001 par value, 5,000,000 shares
          authorized, 7,052 issued and outstanding at
          December 31, and 934 issued and outstanding at
          March 31, 2003 (liquidation value of $17,948 at
          December 31, 2003 and $7,472 at March 31, 2003)
       Common stock, $0.001 par value, 50,000,000 shares
          authorized, 14,155,276 shares issued and outstanding
          at December 31, 2003 and March 31, 2003                            14                14
       Additional paid-in capital                                        90,142            85,283
       Accumulated deficit                                              (85,979)          (82,274)
                                                                   ------------      ------------
       Total stockholders' equity                                         4,177             3,023
                                                                   ------------      ------------
       Total liabilities and stockholders' equity                  $      7,262      $      7,590
                                                                   ============      ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)





                                                 THREE MONTHS ENDED DECEMBER 31,     NINE MONTHS ENDED DECEMBER 31,
                                                 ------------------------------      ------------------------------
                                                     2003              2002              2003              2002
                                                 ------------      ------------      ------------      ------------
Net revenues                                     $      1,273      $      1,140      $      3,404      $      3,135
                                                 ------------      ------------      ------------      ------------

Operating expenses:
    Production and content                              1,069             1,104             3,214             3,498
    Sales and marketing                                   649               547             1,679             1,858
    Research and development                              150               165               448               488
    General and administrative                            371               401             1,064             1,203
    Amortization of intangibles                            86                93               276               320
                                                 ------------      ------------      ------------      ------------
       Total operating expenses                         2,325             2,310             6,681             7,367
                                                 ------------      ------------      ------------      ------------

Loss from operations                                   (1,052)           (1,170)           (3,277)           (4,232)
Other income (expense), net                              (134)              (43)             (458)              (75)
                                                 ------------      ------------      ------------      ------------
       Net loss                                        (1,186)           (1,213)           (3,735)           (4,307)


Preferred deemed dividend                                  (1)              (43)               30               (93)
                                                 ------------      ------------      ------------      ------------
Net loss attributable to common stockholders     $     (1,187)     $     (1,256)     $     (3,705)     $     (4,400)
                                                 ============      ============      ============      ============

Basic and diluted net loss per share
  attributable to common stockholders            $      (0.08)     $      (0.09)     $      (0.26)     $      (0.32)

Weighted average shares used in computing
  basic and diluted net loss per share
  attributable to common stockholders                  14,155            13,997            14,081            13,919





                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                    NINE MONTHS ENDED DECEMBER 31,
                                                                                    ------------------------------
                                                                                        2003              2002
                                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $     (3,735)     $     (4,307)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Loss from retirement of assets, net                                                    43                --
       Stock-based compensation and warrant amortization                                     332                61
       Depreciation and amortization                                                         683               745
       Allowance for (recovery of) doubtful accounts                                          (8)                9
       Amortization of prepaid advertising rights                                            600               647
       Changes in assets and liabilities:
          Accounts receivable                                                               (122)              (98)
          Prepaid expenses, other current assets and other assets                            (97)             (254)
          Accounts payable and other liabilities                                             (31)              173
          Deferred revenue                                                                   162               204
                                                                                    ------------      ------------
             Net cash used in operating activities                                        (2,173)           (2,820)
                                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                        (1)               --
    Proceeds from asset sales                                                                 15                --
                                                                                    ------------      ------------
             Net cash provided by investing activities                                        14                --
                                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank borrowing                                                             182                47
    Payments to bank                                                                        (182)              (37)
    Deposit against future transaction from stockholder                                       --               500
    Proceeds from issuance of notes payable                                                2,513             1,094
    Proceeds from issuance of preferred stock, net                                           490                --
    Principal payments under capital leases                                                  (84)             (157)
                                                                                    ------------      ------------
             Net cash provided by financing activities                                     2,919             1,447
                                                                                    ------------      ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    760            (1,373)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             162             1,542
                                                                                    ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $        922      $        169
                                                                                    ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock and warrants in connection with acquisition                   $          5      $         42
    Issuance of warrants in connection with issuance of notes payable                        262                14
    Issuance of warrants in connection with severance agreement                               31                --
    Issuance of warrants in connection with editorial collaboration                           69                --
    Issuance of warrants in connection with issuance of preferred stock                       31                --
    Preferred deemed dividend in connection with preferred stock financing                   (30)               93
    Adjustment in value of assets purchased under capital lease                               --                17

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


2.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2003 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the nine months ended December 31, 2003 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2004.

     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at December 31, 2003 of $85,979. These factors raise substantial doubt about Salon's ability to continue as a going concern.

     Salon has reduced expenses, and may reduce them further, to match anticipated revenues to reach cash flow breakeven. There can be no assurance that a further cost cutting exercise will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on Salon's business and results of operations. Until cash flow breakeven is reached, Salon will have to rely on additional investment capital or other financing activities, including notes from investors and the issuance of preferred stock. There can be no assurance that Salon will be able obtain additional capital on terms, which are favorable, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.   CONCENTRATIONS OF CREDIT RISK

     No customer accounted for more than 10% of total revenue for the three-month or nine-month periods ended December 31, 2003 or December 31, 2002. Two customers accounted for 20% and 13% of the total accounts receivable balance as of December 31, 2003. Three customers accounted for 11% each of the total accounts receivable balance as of December 31, 2002.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



4.   GOODWILL AMORTIZATION AND INTANGIBLE ASSETS

     The following table sets forth information concerning Salon's goodwill and intangible assets as of December 31, 2003:

                                                         Gross                          Net
                                                        Carrying     Accumulated      Carrying
                                                         Amount      Amortization      Amount
                                                      ------------   ------------   ------------
Trade name                                            $      1,200   $      1,140   $         60
Proprietary technology                                         355            337             18
Audio technology                                               158            158              0
                                                      ------------   ------------   ------------
Total intangible assets subject to amortization       $      1,713   $      1,635   $         78
                                                      ============   ============   ============

Goodwill                                              $      3,555   $      3,355   $        200
                                                      ------------   ------------   ------------
Total intangible assets not subject to amortization   $      3,555   $      3,355   $        200
                                                      ============   ============   ============

The weighted average amortization period remaining for all intangible assets subject to amortization is 0.25 years.


5.   NET LOSS PER SHARE

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period, as follows:

                                                     THREE MONTHS ENDED DECEMBER 31     NINE MONTHS ENDED DECEMBER 31
                                                     ------------------------------     ------------------------------
                                                         2003              2002             2003              2002
                                                     ------------      ------------     ------------      ------------
Numerator:
    Net loss attributable to common stockholders     $     (1,187)     $     (1,256)    $     (3,705)     $     (4,400)
                                                     ------------      ------------     ------------      ------------

Denominator
    Weighted average shares outstanding                14,155,000        14,155,000       14,155,000        14,155,000
    weighted average shares held in escrow
                                                               --          (158,000)         (74,000)         (236,000)
                                                     ------------      ------------     ------------      ------------
    Weighted average shares used in computing
      basic and diluted net loss per share             14,155,000        13,997,000       14,081,000        13,919,000
                                                     ============      ============     ============      ============

Basic and diluted net loss per share attributable
  to common stockholders                             $      (0.08)     $      (0.09)    $      (0.26)     $      (0.32)
                                                     ============      ============     ============      ============

Antidilutive securities including options,
  warrants and convertible preferred stock not
  included in net loss attributable to common
  stockholders per share calculation                  187,699,197       31,875,098      187,699,197       31,875,098

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

If Salon's compensation expense under its stock option plan had been determined pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," Salon's net loss per share would have been as follows:

                                                     THREE MONTHS ENDED DECEMBER 31     NINE MONTHS ENDED DECEMBER 31
                                                     ------------------------------     ------------------------------
                                                         2003              2002             2003              2002
                                                     ------------      ------------     ------------      ------------
Net loss attributable to common stockholders:
     As reported                                     $     (1,187)     $     (1,256)    $     (3,705)     $     (4,400)
     Add back: stock-based employee compensation
         expense included in reported net loss                 --                15               --                45

     Deduct: total stock-based compensation
         expense determined under the fair value
         based method, net of related tax                     (94)             (166)            (198)             (680)
                                                     ------------      ------------     ------------      ------------
     Pro forma net loss attributable to common
         stockholders                                $     (1,281)     $     (1,407)    $     (3,903)     $     (5,035)
                                                     ============      ============     ============      ============

Basis and diluted net loss per share attributable
  to common stockholders:
         As reported                                 $      (0.08)     $      (0.09)    $      (0.26)     $      (0.32)
         Pro forma net loss per share                $      (0.09)     $      (0.10)    $      (0.28)     $      (0.36)


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


7.   CONVERTIBLE NOTES PAYABLE AND PREFERRED STOCK

     The following is a recap of convertible notes payable issued by Salon for working capital and general corporate use:

           NOTE                             WARRANTS                   INVESTORS
----------------------------   -----------------------------------   --------------
                                           Exercise price per share
                                 Number    ------------------------
    Issue Date        Amount     Issued    Original      Revised(*)  Number    Ref.
------------------   -------   ---------   --------      ---------   ------   -----
  April 10, 2003     $   200     600,000   $ 0.0460      $  0.0418      2      2,6
  April 29, 2003         200     600,000     0.0575         0.0454      2      2,6
   May 28, 2003          300     900,000     0.0575         0.0454      1       2
  June 12, 2003          100     300,000     0.0575         0.0454      1       4
  June 26, 2003          100     300,000     0.0575         0.0454      1       1
  July 10, 2003          248     744,015     0.0460         0.0418      3     1,2,5
  July 30, 2003          100     300,000     0.0345         0.0345      1       2
 August 29, 2003         165     495,000     0.0345         0.0345      3     1,2,3
September 12, 2003       100     300,000     0.0575         0.0454      1       2
September 29, 2003       100     300,000     0.0805         0.0526      1       2
 October 6, 2003         100     300,000     0.0805         0.0526      1       6
 October 10, 2003        100     300,000     0.0575         0.0454      1       2
 October 30, 2003        150     450,000     0.0575         0.0454      2      2,6
November 12, 2003        100     300,000     0.0690         0.0490      1       2
November 24, 2003        150     450,000     0.0575         0.0454      2      2,5
December 10, 2003        200     600,000     0.0575         0.0454      1       7
December 11, 2003        100     300,000     0.0575         0.0454      1       2
                     -------   ---------
                     $ 2,513   7,539,015
                     =======   =========

* Exercise price revised pursuant to an anti-dilution provision in applicable warrant Investor References:
1.   Non-related party investor.
2.   Investment by John Warnock. Director of Salon.
3. Investment by Salon's President, Chief Financial Officer, Treasurer and Secretary.
4. Investment by the father of Salon's President, Chief Financial Officer, Treasurer and Secretary.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


Investor References (continued):

5. Investment by entity that Salon's President, Chief Financial Officer, Treasurer and Secretary and father have an ownership interest in.
6. Investment by entity that the father of Salon's President, Chief Financial Officer, Treasurer and Secretary has an ownership interest in.
7. Investment by Wenner Media LLC, which included an additional issuance of 2,000,000 warrants for editorial collaboration between Wenner Media LLC and Salon. On January 15, 2004, the President of Wenner Media LLC joined Salon's Board of Directors.

     On December 31, 2003 Salon issued to the same Director mentioned above warrants to purchase 300,000 shares of common stock at $0.0345 per share for a promissory note dated October 3, 2002 for which no warrants had previously been issued.

     The notes, of which those issued through August 29, 2003 were amended effective September 12, 2003 and September 22, 2003 to conform to the terms of those issued subsequent to that date, could be converted into financing securities or Salon's common stock and accrued interest on the unpaid principal at 6.0% per year with such interest and principal due on or before December 31, 2003. The notes were to automatically convert upon the closing of Salon's first sale of its preferred or common stock with aggregate gross proceeds to Salon of at least $2,000 (including the conversion of the outstanding principal of the notes and other converted indebtedness of Salon). In the event that Salon issued new financing securities by December 31, 2003, the number of shares of the financing securities to be issued upon conversion of the notes were to equal the aggregate amount of the Notes and accrued interest divided by the price per share of the financing securities issued and sold.

     On December 30, 2003 Salon converted $4,227 of notes, which represented all amounts then owed under various note agreements, $167 of accrued interest on such notes, and $500 from the Director of Salon mentioned earlier, to 6,118 shares of Salon's Series C preferred stock, based on a purchase price of $800 per share. The approximate net proceeds of $490 raised will be used for working capital and other general corporate purposes. In addition, warrants to purchase 1,500,000 shares of Salon's common stocks, at an exercise price of $0.0345 per share, were issued to the Director. As of December 31, 2003, an additional 512 Series C preferred shares are authorized for issuance.

     The issuance of the Series C preferred stock was effected in accordance with the Securities Purchase Agreement dated as of December 30, 2003 between Salon and the note holders. The purchasers of Series C Preferred Stock will own approximately 84% of the aggregate total outstanding voting securities of Salon on a fully diluted, as converted basis.

     The holders of Series C preferred stock are entitled to the following rights and preferences: cumulative and accrued dividends of 8.0% annually when, as and if declared by the Board of Directors; in the event of a liquidation event of Salon, they will receive prior and in preference to distributions of assets of Salon made to holders of common stock, Series A preferred stock and Series B preferred stock, an amount equal to $1,600 per share of Series C preferred stock; after liquidation distributions of Salon assets to holders of Series A preferred stock and Series B preferred stock, holders of Series C preferred stock are entitled to participate with the holders of Series A preferred stock, Series B preferred stock and common stock in a distribution of the remaining assets of Salon available to stockholders ratably in proportion to the shares of common stock held by them and the shares of common stock which they have

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

the right to acquire upon conversion of the shares of preferred stock; and certain voting rights and redemption rights. The Series C preferred stock can be converted to common stock after Salon has amended its Certificate of Incorporation, and upon securing the requisite approval of Salon's Board of Directors and stockholders, to increase the authorized number of shares of common stock. The Series C preferred stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.04, or at the rate of one share of Series C preferred stock to 20,000 shares of common stock. The Series C preferred stock conversion price is subject to downward adjustment under certain circumstances related to subsequent Salon stock issuances.

     The issuance of Series C preferred stock triggered anti-dilution provisions of: 1) the Series A and Series B preferred stock, 2) warrants issued to Series A and B preferred stockholders, and 3) warrants issued to note payable holders. The 809 shares of Series A preferred stock previously convertible to 13,2896,306 shares of common stock, is now convertible to 31,345,191 shares of common stock. The 125 shares of Series B preferred stock, previously convertible to 2,829,654 shares of common stock, is now convertible to 6,061,314 shares of common stock. The exercise price of warrants with an exercise price in excess of $0.04 per share was reduced in accordance with the provisions of the underlying documents. The resulting adjusted exercise price per share is noted on the above table for warrants issued during the nine months ended December 31, 2003 to note payable holders.

     Salon's charter allows for the issuance of 50,000,000 shares of common stock, which is insufficient to satisfy all obligations under convertible instruments, warrant agreements and options. Therefore, the value of warrants issued is classified as a long-term liability, with the fair value re-measured at each balance sheet period or upon an anti-dilution triggering event of the underlying security agreement. The re-measurement of warrants as of December 31, 2003 resulted in a cumulative benefit of $40, of which $30 related to warrants issued in conjunction with the issuances of preferred stock, and was recorded as a preferred deemed dividend in Salon's results of operations.


8.   BANK BORROWINGS

     Salon has an Accounts Receivable Purchase Agreement with a bank. Under the terms of the agreement, the bank can make advances of 60% or 80% of the face value of acceptable receivables from Salon, depending on the nature of the receivable. During the nine month period ended December 31, 2003, Salon borrowed $182 and repaid $182 under the agreement. Subsequent to December 31, 2003, Salon allowed the Accounts Receivable Purchase Agreement to expire.


9.   EMPLOYEE MATTERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     This section and other parts of this Form 10-Q contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) that involve risks and uncertainties, including, but not limited to, statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, liquidation preferences, anticipated sale of television advertising credits, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources. Although Salon Media Group, Inc. (Salon) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance those plans, and intentions or expectations will be achieved. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon's public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002

NET REVENUES:

     Net revenues increased 12% to $1.3 million for the three months ended December 31, 2003 from $1.1 million for the three months ended December 31, 2002 and increased 9% to $3.4 million for the nine months ended December 31, 2003 from $3.1 million for the nine months ended December 31, 2002.

     Advertising revenues increased to $0.6 million for the three months ended December 31, 2003 from $0.5 million for the three months ended December 31, 2002 and decreased to $1.4 million for the nine months ended December 31, 2003 from $1.5 million for the nine months ended December 31, 2002. The increase in quarter to quarter advertising revenues was due to a broader acceptance of Salon's intercept ad format with rich media that results in a more favorable ad experience than traditional banner advertising. This quarter increase over last year's amounts was attributable for advertising revenues to be comparable for the two nine-month periods. Salon estimates that advertising revenues for the three months ended March 31, 2004 will be approximately $0.4-0.5 million.

     Subscription revenues increased to $0.6 million for the three months ended December 31, 2003 from $0.5 million for the three months ended December 31, 2002 and increased to $1.8 million for the nine months ended December 31, 2003 from $1.3 million for the nine months ended December 31, 2002.

     The increase in subscription revenues is attributable to Salon Premium, as subscriptions to The Well have remained constant. New and renewal one-year subscriptions to Salon Premium for the three months ended December 31, 2003 were approximately 16,600, and approximately 46,000 for the nine months ended December 31, 2003, compared to approximately 16,100 for the three months ended December 31, 2002 and 33,000 for the nine months ended December 31, 2002. Even though subscriptions for the two three-month periods are comparable, subscriptions for the three months ended December 31, 2003 include approximately 1,000 bonus subscriptions as Salon had a "two for the price of one" promotion during the Christmas holidays. Deducting the non-paying subscriptions, the number of new and renewal subscriptions declined for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. A contributing factor is a decline in the renewal rate. The renewal rate for one-year paid subscriptions as of December 31, 2003 is estimated to range from approximately 60% to 65%, a drop from approximately 70% a year ago. This drop is attributable to the January 2003 decision to make all of Salon's content available to non Salon Premium subscribers as long as a website visitor were willing to view some form of advertising. Salon is reconsidering this strategy and may in future periods restrict access to content to Salon Premium members only. As of December 31, 2003, Salon has approximately 74,000 active Salon Premium subscribers and deferred $0.8 million of revenue, compared to 47,000 active subscribers and deferred revenue of $0.7 million as of December 31, 2002, representing an approximate increase of 56% in active subscribers from the comparable period last year. Salon estimates that Salon Premium revenues for the three months ended March 31, 2004 will be approximately $0.5 million.

PRODUCTION AND CONTENT:

     Production and content expenses during the three months ended December 31, 2003 and December 31, 2002 was $1.1 million. Production and content expenses during the nine months ended December 31, 2003 were $3.2 million versus $3.5 million during the nine months ended December 31, 2002, a decline of $0.3 million or 8%. Limited cash on hand to fund operations resulted in product and content expenses staying steady for the two three-month periods and declining during the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. Salon does not anticipate material future changes in production and content expenditures.

SALES AND MARKETING:

     Sales and marketing expenses during the three months ended December 31, 2003 were $0.6 million versus $0.5 million for the three months ended December 31, 2002, an increase of $0.1 million or 19%. Even though expenditures requiring cash declined $0.1 million due to limited cash resources, increased utilization of prepaid advertising rights resulted in a $0.2 million additional non-cash amortization charge during the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

     Sales and marketing expenses during the nine months ended December 31, 2003 were $1.7 million versus $1.9 million for the nine months ended December 31, 2002, a decline of $0.2 million or 10%. The decline is primarily attributable to a reduction in sales and marketing staff, as the utilization of prepaid advertising rights was comparable for both periods.

     Salon estimates that expenditures requiring the utilization of cash will be approximately $0.3 million and the amortization of prepaid advertising rights to be approximately 0.2 million for the three months ended March 31, 2004.

RESEARCH AND DEVELOPMENT:

     Research and development expenses during the three months and nine months ended December 31, 2003 were $0.2 million and $0.4 million respectively, and were comparable to amounts for the three months and nine months ended December 31, 2002. Salon does not anticipate material future changes or reductions in research and development expenditures.

GENERAL AND ADMINISTRATIVE:

     General and administrative expenses during the three months and nine months ended December 31, 2003 were $0.4 million and $1.1 million respectively, were comparable to amounts for the three months and nine months ended December 31, 2002. Even though cash related operating expenditures declined by $0.1 million, the resignation of Michael O'Donnell, Salon's President and Chief Executive Officer on October 1, 2003 resulted in a charge of approximately $0.1 million. The $0.1 million charge included salary and benefits continuation through March 31, 2004 as well as the value of warrants to purchase 1,000,000 shares of Salon's common stock at $0.05 per share issued to Mr. O'Donnell. Salon does not anticipate material future changes or reductions in general administrative expenditures.

AMORTIZATION OF INTANGIBLES:

     Amortization of intangible expenses during the three months and nine months ended December 31, 2003 were $0.1 million and $0.3 million respectively, comparable to amounts for the three months and nine months ended December 31, 2002.

OTHER INCOME (EXPENSE), NET:

     Other income, net for the three and nine months ended December 31, 2003 was $0.1 million and $0.4 million, respectively, compared to none and $0.1 million for the three and nine months ended September 30, 2002, respectively.

The $0.1 million charge for the three months ended December 31, 2003 was primarily interest on the issuance of $4.2 million notes payable. The $0.4 million charge for the nine months ended December 31, 2003 included $0.1 million for interest and $0.3 million attributable to expensing the value of warrants issued in conjunction with the issuance of notes payable. The majority of the warrants issued have been to related parties, primarily John Warnock, a Director of Salon and entities that the father of Salon's President, Chief Financial Officer, Treasurer and Secretary, has an ownership interest in. On December 30, 2003, the notes payable and accrued interest were converted to Series C preferred stock.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:

     As a result of the above factors, Salon recorded a net loss attributable to common stockholders of $1.2 million, or $0.08 per share for the three months ended December 31, 2003 compared to a net loss attributable to common stockholders of $1.3 million, or $0.09 per share for the three months ended December 31, 2002. In addition, Salon recorded a net loss attributable to common stockholders of $3.7 million, or $0.26 per share for the nine months ended December 31, 2003 compared to a net loss attributable to common stockholders of $4.4 million, or $0.32 per share for the nine months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES:

     Net cash used in operations was $2.2 million for the nine months ended December 31, 2003, compared to $2.8 million for the nine months ended December 31, 2002. The principal use of cash during the nine months ended December 31, 2003 was to fund the $3.7 million net loss for the period, which was offset by $1.7 million of non-cash charges. The principal use of cash during the nine months ended December 31, 2002 was to fund the $4.3 million net loss for the period, which was offset by $1.5 million of non-cash charges

     No cash was used in investing activities for the nine months ended December 31, 2003 and December 31, 2002. Salon anticipates incurring approximately $40,000 of tenant improvements during the three months ended March 31, 2004.

     Net cash from financing activities provided $2.9 million for the nine months ended December 31, 2003 compared to $1.4 million for the nine months ended December 31, 2002. For the nine months ended December 31, 2003, Salon issued $2.5 million of convertible notes payable, of which $2.3 million was to related parties, borrowed and paid back $0.2 million from a bank, and made payments under capital leases of $0.1 million and received $0.5 million from the issuance of Series C preferred stock. For the nine months ended December 31, 2002, Salon issued $1.1 million of convertible notes payable, of which $0.6 million was to related parties, and received a $0.5 million deposit against a future transaction from a Director, partially offset by $0.2 million of payments under capital leases.

     Salon's independent accountants through its fiscal year ended March 31, 2003, included a paragraph in their report for the fiscal years ended March 31, 2003 and March 31, 2002 indicating that substantial doubt exists as to Salon's ability to continue as a going concern because it has recurring operating losses and negative cash flows, and an accumulated deficit. Salon has eliminated various positions, has not filled positions opened by attrition, implemented a wage reduction of 15% effective April 1, 2001, and has cut discretionary spending, but due to limited visibility of advertising activity, it is unable to predict accurately if and when it will reach cash-flow break even.

     On December 31, 2003, Salon amended its lease agreement for its office space at 22 Fourth Street, San Francisco, California. Under the terms of the revised lease agreement, Salon is to vacate the 16th floor and relocate to the 11th floor by March 31, 2004 and incur all tenant improvement expenditures.

In return, the lessor agrees to forfeit approximately $145,000 of arrears rents owed. Salon anticipates incurring minimal tenant improvement expenditures by March 31, 2004 to execute the amendment.

     As of December 31, 2003, Salon has $0.9 million in cash on hand, which includes $0.5 million from the issuance of Series C preferred stock on December 30, 2003.

     Salon contemplates issuing approximately 500 additional Series C preferred shares during February 2004 with identical terms to those issued on December 30, 2003, to two investors and receive $0.4 million in cash. The investors include the father of Salon's President, Chief Financial Officer, Secretary and Treasurer and a Director of Salon. If such an event were to incur, Salon estimates that based on its common stock closing price of February 3, 2004, it will incur a non-cash preferred deemed dividend charge of approximately $2.5 million on its results of operations.

     During the nine months ended December 31, 2003 Salon received $2.3 million from notes payable issued to related parties. Of the $2.3 million, $1.5 million was from a Director of Salon, approximately $0.5 million was either from the father of Salon's President, Chief Financial Officer, Secretary and Treasurer or entities for which he was an investor, and $0.1 million for which Salon's President, Chief Financial Officer, Secretary and father had an ownership interest therein. In addition, Salon received $0.5 million from the same Director from the issuance of Series C preferred stock. As of this filing, there is no contractual assurance that the Director, or entities related to Salon's President, Chief Financial Officer, Secretary and Treasurer will continue to invest in Salon.

     Effective January 13, 2004 Salon and Rolling Stone, an entity of Wenner Media LLP, entered into an editorial collaboration agreement for which both entities agreed to jointly finance, produce and publish content. On January 15, 2004, the President of Wenner Media LLP joined Salon's Board of Directors. At this time, it is not known to what extent the editorial collaboration agreement will result in new content.

     On December 30, 2003 Salon converted $4.2 million of notes payable, $0.2 million of accrued interest and $0.5 million in cash to 6,118 shares of Series C preferred stock at $800 per share and issued warrants to purchase 1,500,000 shares of Salon's common stock at $0.0345 per share. The issuance of Series C preferred stock greatly diluted potential liquidation preferences of Salon's assets and voting interest of Salon's common stockholders, and to a lesser extent, Series A and Series B preferred stockholders. Series C preferred stockholders have potential liquidation preference rights of $1,600 per share, or $9.8 million in the aggregate, prior and in preference to any potential distribution to Series A and Series B preferred stockholders and common stockholders and control approximately 82% of the voting securities of Salon as of December 31, 2003. The Series A and B preferred stockholders have potential liquidation preference rights of $8,000 per share plus accrued dividends, or $8.2 million in the aggregate, prior and in preference to any potential distribution to common stockholders. After a potential initial distribution to the preferred stockholders as a group, any remaining assets would be available ratably in proportion to the shares of common stock held by them and the shares of common stock which they have the right to acquire upon the conversion of the shares of preferred stock, limited to $4,000 per share, or $3.7 million in aggregate for the Series A and B preferred stockholders. The preferred stockholders as a group, own approximately 95% of the outstanding common stock and common stock that they have the right to acquire upon the conversion of the shares of preferred stock, excluding common stock from the potential exercise of warrants.

     In early 2003, Salon began to market its prepaid advertising rights to generate additional working capital. Any agreement would have involved Salon, NBC, which had to agree to the transfer of rights to a third party, and a third party willing to acquire the rights. In October 2003, Salon concluded that it could not immediately market the rights and suspended all activity to market the rights.

     Salon needs to raise additional funds until it reaches cash flow break even. If Salon does not secure additional funds from the issuance of equity securities or instruments that convert into equity securities, Salon may be unable to continue as a going concern and cease operations. Salon cannot determine at this time whether or not, or to what extent, it will be successful in securing additional cash resources in future periods to meet operating requirements.

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


RISK FACTORS

FACTORS THAT MAY AFFECT SALON'S FUTURE RESULTS AND MARKET PRICE OF STOCK

SALON WILL VERY LIKELY CEASE OPERATIONS IN ITS CURRENT FORM IF IT IS UNABLE TO RAISE ADDITIONAL CASH RESOURCES

     Salon has $0.9 million in cash as of December 31, 2003. These funds, in conjunction with collections of accounts receivable and Salon Premium subscriptions, have been used to fund operations as of this filing. Salon anticipates receiving $0.4 million from the issuance of approximately 500 shares of Series C preferred shares during the month of February 2004, but needs to secure additional cash resources in order to continue as a going concern. Salon is attempting to secure additional funds from the issuance of equity securities and instruments that convert into equity securities.

     If Salon does not secure additional funds from the issuance of equity securities and instruments that convert into equity securities, Salon may be unable to continue as a going concern and cease operations. Salon cannot determine at this time whether, or to what extent, it will be successful in securing additional cash resources to meet operating requirements until it reaches cash flow breakeven.

SALON MAY ISSUE ADDITIONAL PREFERRED STOCK AT EFFECTIVE PRICES LOWER THAN CURRENT COMMON STOCK MARKET PRICES THAT MAY RESULT IN NON CASH CHARGES TO OPERATIONS

     Salon contemplates issuing approximately 500 Series C preferred shares during the month of February 2004 with terms identical to those of its issuance of Series C preferred stock on December 30, 2003. If such an event were to occur, based on Salon's common stock closing price of February 3, 2004, the issuance could result in a non cash preferred deemed dividend charge of approximately $2.5 million to Salon's results of operations. Issuance of securities with an effective common stock per share price of less than current common stock market per share prices could result in other non cash preferred deemed dividend charges to Salon's results of operations. Such issuance will trigger anti-dilution protection for the holders of Series A and B preferred stock and related warrants which will result in an increase in the number of shares of common stock issuable upon conversion of such shares and the exercise of the related warrants. Additionally, existing common stock holders will suffer significant, additional dilution.

SALON HAS RELIED ON RELATED PARTIES FOR SIGNIFICANT INVESTMENT CAPITAL

     Salon has been relying on cash from related parties to fund operations. The related parties are primarily John Warnock, a Director of Salon, and the father or entities that the father of Salon's President, Chief Financial Officer, Secretary and Treasurer is an investor. Out of $2.3 million of cash received by Salon from the issuance of convertible notes payable for the nine months ended December 31, 2003, $2.1 million was from related parties. In addition, the $0.5 million received from the issuance of Series C preferred stock as of December 31, 2003 was from Salon Director John Warnock. Curtailment of cash investments by related parties could detrimentally impact Salon's ability to continue its operations and Salon may be unable to continue as a going concern.

SALON'S PRINCIPAL STOCKHOLDERS CAN EXERCISE A CONTROLLING INFLUENCE OVER SALON'S BUSINESS AFFAIRS AND THEY MAY MAKE BUSINESS DECISIONS WITH WHICH NON-PRINCIPAL STOCKHOLDERS DISAGREE THAT WILL AFFECT THE VALUE OF THEIR INVESTMENT

     The holders of Salon's Series A, B and C preferred stock collectively own approximately 95% of all voting securities as of January 15, 2004. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 67% is by related parties, of which approximately 18% is controlled directly or indirectly by the father of Salon's President, Chief Financial Officer, Secretary and Treasurer and approximately 43% by a Director of Salon. Therefore, related parties by themselves own a controlling interest in Salon.

     If these stockholders were to act together, they would be able to exercise control over most matters requiring approval by other stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if principal stockholders oppose non-principal stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of Salon, which could cause Salon's stock price to decline.

SALON'S PREFERRED STOCKHOLDERS ARE ENTITLED TO POTENTIALLY SIGNIFICANT LIQUIDATION PREFERENCES OF SALON'S ASSETS OVER COMMON STOCKHOLDERS IN THE EVENT OF SUCH AN OCCURRENCE

     Salon's preferred stockholders have liquidation preferences of Salon's assets over common stockholders of a minimum of approximately $17.9 million. In the event of a liquidation event, these holders would have preference over common stockholders of $17.9 million, or more, and therefore could affect the value of an investment in Salon's common stock. Future issuance of preferred stock will increase this liquidation preference.

SALON LACKS SIGNIFICANT REVENUES AND HAS A HISTORY OF LOSSES

     Salon has a history of significant losses and expects to incur operating losses in the near future. For the nine months ended December 31, 2003, Salon had net losses attributable to common stockholders of $3.7 million and had an accumulated deficit of $86.0 million. If and when Salon does achieve profitability, Salon may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

     Salon's independent accountants for the years ended March 31, 2003, 2002 and 2001 provided a "going-concern" audit opinion on the consolidated financial statements for those years. The audit opinion reported substantial doubt about Salon's ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the "going-concern" opinion, Salon's stock price and investment prospects may be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

SALON HAS ENTERED INTO THIRD-PARTY SUBSCRIPTION BUNDLING SERVICES

     Salon has entered into two agreements with third parties who contemplate combining Salon's content with other content providers, with the resulting bundled content sold to individuals for a set monthly fee. Of the monthly fee, Salon would earn a nominal amount. As of this filing, Salon's has not earned any revenue from these agreements and contemplates immaterial amounts through June 30, 2004. Salon cannot estimate how much revenue it may earn under these agreements.

SALON'S OPERATIONS REQUIRE ATTRACTIVE CONTENT, SUBSCRIBER INTEREST, AND CONFIDENCE BY SUBSCRIBERS AND SUPPLIERS THAT THE SUBSCRIPTION OFFERING WARRANTS THEIR LONG-TERM SUPPORT AND INVESTMENT. THE ABSENCE OF ANY OF THESE FACTORS COULD IMPAIR THE RESULTS, REVENUE AND CASH FLOW FROM SUBSCRIPTIONS.

     Salon is under severe budgetary constraints to limit expenditures. These constraints affect editorial staffing levels and the purchase of content from freelance writers. These constraints affect the amount and quality of content published on Salon's Websites and consequently, the positive experience of Website visitors. The positive experience leads to reoccurring Website visits, new subscriptions to Salon Premium, and corresponding high renewal rates of Salon Premium subscribers. For the nine months ended December 31, 2003 Salon's estimated renewal rate for one-year paid subscription to Salon Premium ranges from 60% to 65%. Salon cannot predict if this rate will continue in the future or how many new Salon Premium subscriptions it will acquire.

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

THE LENGTH OF SALON'S SALES CYCLE IS UNCERTAIN AND VARIABLE AND MAY LEAD TO SHORTFALLS IN REVENUES AND FLUCTUATIONS IN ITS OPERATING RESULTS

     Salon's dependence on advertising subjects it to the risk of revenue shortfalls because the sales cycles for advertising vary significantly, and during these cycles Salon may expend substantial funds and management resources while not obtaining advertising revenues. If sales are delayed or do not occur, Salon's financial results for a particular period may be harmed. The time between the date of initial contact with a potential customer and the signing of an advertising order may range from as little as one week to up to several months. Sales of advertising are subject to factors over which Salon has little or no control, including:

     o    advertisers' budgets;

     o    the acceptability of "access passes" and rich media to advertisers;

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

THE CONTROVERSIAL CONTENT OF SALON'S WEBSITES MAY LIMIT ITS REVENUES

     Many of Salon's Websites contain, and will continue to contain, content that is politically and culturally controversial. As a result of this content, current and potential advertisers, potential Salon Premium subscribers, or third parties who contemplate aggregating content, may refuse to do business with Salon. Salon's outspoken stance on political issues has and may continue to result in negative reactions from some users, commentators and other media outlets. From time to time, certain advocacy groups have successfully targeted Salon's advertisers in an attempt to persuade such advertisers to cease doing business with Salon. These efforts may be a material impediment to Salon's ability to grow and maintain advertising revenue.

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

SALON NEEDS TO HIRE, INTEGRATE AND/OR RETAIN QUALIFIED PERSONNEL BECAUSE THESE INDIVIDUALS ARE IMPORTANT TO ITS GROWTH

     Salon's success significantly depends on key editorial personnel. In addition, because Salon's users must perceive the content of Salon's Websites as having been created by credible and notable sources, Salon's success also depends on the name recognition and reputation of its editorial staff, in particular David Talbot, Salon's founder, Chief Executive Officer and Editor-in-Chief.

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

     Salon's success is highly dependent on an increase in the use of the Internet. If the markets for Internet advertising or electronic commerce do not continue to develop, its business may be severely harmed.

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

ITEM 1.  LEGAL PROCEEDINGS.

     Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities:

     On October 6, 2003 Salon finalized a Note and Warrant Purchase agreement with an investors for $0.1 million and issued warrants to purchase 300,000 shares of common stock at $0.0805 per share. The investor was an entity of which the father of Salon's President, Chief Financial Officer, Treasurer and Secretary, has an ownership interest in. On October 10, 2003 Salon finalized a Note and Warrant Purchase agreement with a Director, for $0.1 million and issued warrants to purchase 300,000 shares of common stock at $0.0575 per share. On October 30, 2003 Salon finalized a Note and Warrant Purchase agreement with two investors for $150,000 and issued warrants to purchase 450,000 shares of common stock at $0.0575 per share. The investors included a the same Director previously mentioned, as well as an entity that the father of Salon's President, Chief Financial Officer, Treasurer and Secretary, has an ownership interest in. On November 12, 2003 Salon finalized a Note and Warrant Purchase agreement with a the Director previously mentioned, for $0.1 million and issued warrants to purchase 300,000 shares of common stock at $0.069 per share. On November 24, 2003 Salon finalized a Note and Warrant Purchase agreement with two investors for $150,000 and issued warrants to purchase 450,000 shares of common stock at $0.0575 per share. The investors included the Director previously mentioned, and an entity that Salon's President, Chief Financial Officer, Treasurer and Secretary have an ownership interest in. On December 10, 2003 Salon finalized a Note and Warrant Purchase agreement with an investor for $0.2 million and issued warrants to purchase 2,600,000 shares of common stock at $0.0575 per share. Of the warrants issued, 2,000,000 were for editorial collaboration between the investor and Salon, and 600,000 were for the convertible note issued. The President of the investor, Jann Wenner, subsequently joined Salon's Board of Directors, effective January 15, 2004. On December 11, 2003 Salon finalized a Note and Warrant Purchase agreement with a the Director previously mentioned, for $0.1 million and issued warrants to purchase 300,000 shares of common stock at $0.0575 per share. On December 31, 2003, Salon issued to the same Director mentioned prior to the December 10, 2003 transaction, warrants to purchase 300,000 shares of common stock at $0.0345 per share for a promissory note dated October 3, 2002 for which no warrants had previously been issued.

     On December 30, 2003 Salon converted $4,227,000 of notes, which represented all amounts then owed under various note agreements, $167,000 of accrued interest on such notes, and $500,000 from the Director of Salon mentioned earlier, to 6,118 shares of Salon's Series C preferred stock, based on a purchase price of $800 per share. The approximate net proceeds of $490,000 raised will be used for working capital and other general corporate purposes. In addition, warrants to purchase 1,500,000 shares of Salon's common stock, at an exercise price of $0.0345 per share, was issued to the Director.

     The issuance of the Series C preferred stock was effected in accordance with the Securities Purchase Agreement dated as of December 30, 2003 between Salon and the note holders. The purchasers of Series C Preferred Stock own approximately 82% of the aggregate total outstanding voting securities of Salon. The Purchase Agreement allows for the sale and issuance of an additional 512 shares, which if such sale and issuance were to occur, would result in the purchasers owning approximately 83% of the aggregate total outstanding voting securities.

     The holders of Series C preferred stock are entitled to the following rights and preferences: cumulative and accrued dividends of 8.0% annually when, as and if declared by the Board of Directors; in the event of a liquidation event of Salon, they will receive prior and in preference to distributions of assets of Salon made to holders of common stock, Series A preferred stock and Series B preferred stock, an amount equal to $1,600 per share of Series C preferred stock; after liquidation distributions of Salon assets to holders of Series A preferred stock and Series B preferred stock, holders of Series C preferred stock are entitled to participate with the holders of Series A preferred stock, Series B preferred stock and common stock in a distribution of the remaining assets of Salon available to stockholders ratably in proportion to the shares of common stock held by them and the shares of common stock which they have the right to acquire upon conversion of the shares of preferred stock; and certain voting rights and redemption rights. The Series C preferred stock can be converted to common stock after Salon has amended its Certificate of Incorporation, and upon securing the requisite approval of Salon's Board of Directors and stockholders, to increase the authorized number of shares of common stock. The Series C preferred stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.04, or at the rate of one share of Series C preferred stock to 20,000 shares of common stock. The Series C preferred stock conversion price is subject to downward adjustment under certain circumstances related to subsequent Salon stock issuances.

     The capital raised from the issuance of notes, warrants and Series C preferred stock were for working capital and other general corporate purposes.

     The issuance of the shares of notes, warrants, and Series C preferred stock were deemed exempt from registration under the Securities Act as a transaction by an issuer not involving public offering. The investors represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in the transactions.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable

ITEM 5.  OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS.

4.2.53(1)      Note and Warrant Purchase Agreement dated October 6, 2003

4.2.54(1)      Convertible Promissory Note dated October 6, 2003 by Salon Media
               Group, Inc.

4.2.55(1)      Common Stock Purchase Warrant dated October 6, 2003 by Salon
               Media Group, Inc.

4.2.56(2)      Note and Warrant Purchase Agreement dated October 10, 2003

4.2.57(2)      Convertible Promissory Note dated October 10, 2003 by Salon Media
               Group, Inc.

4.2.58(2)      Common Stock Purchase Warrant dated October 10, 2003 by Salon
               Media Group, Inc.

4.2.59(3)      Note and Warrant Purchase Agreement dated October 30, 2003

4.2.60(3)      Convertible Promissory Note dated October 30, 2003 by Salon Media
               Group, In. with Ironstone Group, Inc.

4.2.61(3)      Common Stock  Purchase  Warrant dated October 30, 2003 by Salon
               Media Group,  Inc. with Ironstone Group, Inc.

4.2.62(3)      Convertible Promissory Note dated October 30, 2003 by Salon Media
               Group, In. with John Warnock

4.2.63(3)      Common Stock Purchase Warrant dated October 30, 2003 by Salon
               Media Group, Inc. with John Warnock

4.2.64(3)      Note and Warrant Purchase Agreement dated November 12, 2003

4.2.65(3)      Convertible Promissory Note dated November 12, 2003 by Salon
               Media Group, Inc.

4.2.66(3)      Common Stock Purchase Warrant dated November 12, 2003 by Salon
               Media Group, Inc.

4.2.67(4)      Note and Warrant Purchase Agreement dated November 24, 2003

4.2.68(4)      Convertible Promissory Note dated November 24, 2003 by Salon
               Media Group, In. and John Warnock

4.2.69(4)      Common Stock Purchase Warrant dated November 24, 2003 by Salon
               Media Group, Inc. for John Warnock

4.2.70(4)      Convertible Promissory Note dated November 24, 2003 by Salon
               Media Group, In. and HAMCO Capital Corporation

4.2.71(4)      Common Stock Purchase Warrant dated November 24, 2003 by Salon
               Media Group, Inc. for HAMCO Capital Corporation

4.2.72(5)      Note and Warrant Purchase Agreement dated December 10, 2003

4.2.73(5)      Convertible  Promissory  Note dated December 10, 2003 by Salon
               Media Group, Inc. and Wenner Media LLC

4.2.74(5)      Common Stock Purchase Warrant dated December 10, 2003 by Salon
               Media Group, Inc. Wenner Media LLC

4.2.75(5)      Note and Warrant Purchase Agreement dated December 11, 2003

4.2.76(5)      Convertible Promissory Note dated December 10, 2003 by Salon
               Media Group, In. and John Warnock

4.2.77(5)      Common Stock Purchase Warrant dated December 10, 2003 by Salon
               Media Group, Inc. and John Warnock

10.27 Ammended Office Lease between Salon's San Francisco landlord and Salon dated December 31, 2003.

16.1(6) Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission

16.2(7) Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission

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


(1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on October 14, 2003

(2) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on October 27, 2003

(3) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on November 14, 2003

(4) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on December 9, 2003

(5) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on December 24, 2003

(6) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on November 17, 2003

(7) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on November 26, 2003

(B)  REPORTS ON FORM 8-K.

     On October 27, 2003 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of convertible promissory notes and warrants for which it received $100,000 in cash.

     On November 6, 2003 Salon filed a Current Report on Form 8-K under Item 4 announcing that PricewaterhouseCoopers LLC declined to stand for reappointment as the independent accountants of Salon and that Burr, Pilger & Meyer LLP was its new independent accountant.

     On November 14, 2003 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of convertible promissory notes and warrants for which it received $250,000 in cash.

     On November 17, 2003 Salon filed a Current Report on Form 8-K/A amending its Current Report filed November 6, 2003 so as to include Exhibit 16.1.

     On November 26, 2003 Salon filed a Current Report on Form 8-K/A amending its Current Report filed November 6, 2003 so as to clarify certain statements made therein.

     On December 9, 2003 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of convertible promissory notes and warrants for which it received $150,000 in cash.

     On December 24, 2003 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of convertible promissory notes and warrants for which it received $300,000 in cash.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned, thereunto duly authorized.


                                             SALON MEDIA GROUP, INC.


Dated:  2/6/04                               /s/ David Talbot
                                             ----------------------------------
                                             David Talbot, Chairman and
                                             Chief Executive Officer



Dated:  2/6/04                               /s/ Elizabeth Hambrecht
                                             ----------------------------------
                                             Elizabeth Hambrecht, President,
                                             Chief Financial Officer, Secretary
                                             and Treasurer