Form 10-K
period 2004-03-31
SALON MEDIA GROUP INC
filed 2004-06-29
CIK 1084332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                                       OR
      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-26395

                             SALON MEDIA GROUP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                94-3228750
     (STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

                          22 FOURTH STREET, 11TH FLOOR
                             SAN FRANCISCO, CA 94103
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's common stock on September 30, 2003 was approximately $500,000. Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 21, 2004 was 14,155,276 shares.

================================================================================

--------------------------------------------------------------------------------
FORM 10-K
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------

                                                                           PAGE
PART I                                                                    NUMBER

ITEM 1.   Business........................................................   4

ITEM 2.   Properties......................................................  12

ITEM 3.   Legal Proceedings................................................ 12

ITEM 4.   Submission of Matters to a Vote of Security Holders.............. 12

PART II

ITEM 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters............................................. 13

ITEM 6.   Selected Consolidated Financial Data............................. 14

ITEM 7.   Management's Discussion and Analysis of Financial Condition
           and Result of Operations........................................ 16

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk....... 37

ITEM 8.   Consolidated Financial Statements and Supplementary Data......... 38

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures....................................... 68

ITEM 9A.  Controls and Procedures.......................................... 68

PART III

ITEM 10.  Directors and Executive Officers of the Registrant............... 69

ITEM 11.  Executive Compensation........................................... 73

ITEM 12.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters...................... 75

ITEM 13.  Certain Relationships and Related Transactions................... 84

ITEM 14.  Principal Accountant Fees and Services........................... 86

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K........................................................ 86

SIGNATURES................................................................. 94

--------------------------------------------------------------------------------
FORM 10-K
SALON MEDIA GROUP, INC.
INDEX - (CONTINUED)
--------------------------------------------------------------------------------

Consent of Independent Registered Public Accounting Firms.................... 96

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


ITEM 1. BUSINESS

OVERVIEW

     Salon Media Group, Inc. is an Internet media company. An online pioneer, Salon offers award-winning journalism from breaking news and in-depth analysis to provocative commentary on politics, technology, culture and entertainment. Salon also offers an audio streaming Website, and hosts two online communities -Table Talk and The Well.

     Salon was originally incorporated in July 1995 in the state of California and reincorporated in Delaware in June 1999. On June 22, 1999, Salon had its initial public offering, with its common stock quoted on the NASDAQ National Market under the symbol SALN. Effective May 16, 2001, Salon adopted the name Salon Media Group, Inc. Due to Salon's inability to meet the continued listing requirements of the NASDAQ Market, on November 21, 2002, Salon's common stock began trading in the OTC (Over-The-Counter) Bulletin Board marketplace under the symbol SALN.OB.

WEBSITE CONTENT AREAS

     The main entry and navigation point to Salon's eight primary subject-specific sections is Salon's home page at www.salon.com. Salon's content provides a regularly updated array of news, features, interviews and regular columnists and include the following:

News & Politics                     Salon News & Politics features breaking
                                    stories,  investigative  journalism and
                                    commentary, as well as interviews with
                                    newsmakers, politicians and pundits.

Opinion Provocative commentary on timely issues, including regular columns by Sidney Blumenthal and Joe Conason. In addition, author and broadcaster Arianna Huffington contributes regularly to the Website.

Technology                          & Business Smart, opinionated coverage of
                                    Internet news and digital culture from
                                    today's best technology writers, along with in-depth features about the business world and the economy. Featuring Patrick Smith's regular Ask the Pilot column.

Arts & Entertainment Arts & Entertainment features movie, music and television reviews and interviews. The section includes frequent television features; extended film coverage including actor and director interviews.

Life Life features articles by thought-provoking writers about family life, motherhood and women's lives and issues. Cary Tennis' popular advice column, Since You Asked, appears daily.

Books Books include ahead-of-the-curve daily book reviews and interviews with today's most interesting writers.

Comics The Comics section features the works of comic luminaries Tom Tomorrow, Ruben Bolling, Carol Lay and Keith Knight.

Salon Audio                         Salon Audio offers hundreds of free
                                    recordings of short stories, novel excerpts, poems, essays, and interviews.


     Salon has two online subscription communities, The Well and Table Talk, which allow users to discuss Salon content and interact with other users. The Well is a member-only discussion community in which members use their real names to post and only members can view the postings. Table Talk is available for all Internet users to read, but only subscribers may post. The two online communities had a total of approximately 3,900 paying subscribers as of March 31, 2004.

     Salon believes that its original, award-winning content allows Salon to attract and retain users who are more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its Website a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online. Web awards that Salon has won since 2000 include:

2004

David Talbot, Salon's Chairman and CEO received Carr Van Anda Award for "Outstanding Journalist"
"Outstanding Digital Journalism Article" - GLAAD

2003

"Top 100 Classics - News and Entertainment Categories" - PC Magazine "Feature Journalism - Independent" - Online Journalism Awards

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


TRAFFIC AND DEMOGRAPHICS


     The number of unique visitors to a Website is used as a measure of it vitality and popularity. Salon analyzes its server log files to determine this metric. As defined by Salon, a unique visitor is an individual (non-duplicated) visitor to its Website. Unique visitors during the years ending March 31, 2002 and March 31, 2001 ranged from 3.5-3.8 million per month. During the year ending March 31, 2003, Salon began to restrict access to its content, thereby suppressing unique visitors, which for the last six months of 2003 ranged from 2.6-3.0 million per month. The busy news cycle due to the war in Iraq and the 2004 presidential campaign has boosted the number of unique visitors to Salon, which increased to 2.7-3.2 million during the last six months of the fiscal year and averaged 3.1 million during the last quarter of the fiscal year ending March 31, 2004.

     Salon believes its viewers are attractive to advertisers and brand campaigns. According to Spring 2004 results from @Plan, an independent syndicated research firm, Salon's user base has the following characteristics:
(a) 58% are between the ages of 25 and 49, with an overall mean average of 41;
(b) an average household income of $80,500; (c) 74% have earned a college degree and 43% have earned a post-graduate degree; (d) 44% have professional or managerial positions; (e) 98% shop online; and (f) 77% are online every day.


INTERNET ADVERTISING

     Internet companies such as Salon, provide platforms or advertising units for companies to advertise their goods and services. Advertising units initially consisted of 468x60 pixel banners, which for Salon resided at the top of any given Website page and 125x125 pixel buttons. Companies such as Salon typically sell these advertising units to advertisers based on a guaranteed number of Website page views by a Website visitor. As this medium has matured, advertisers have demanded improved advertising units to deliver their messages to potential customers. Salon and other companies responded by increasing the mix of advertisement unit sizes to include, among other sizes, 336x280 pixel rectangles and 728x90 pixel leader boards, with the later supplanting the original 468x60 pixel banner. The 728x90 pixel leader board is the number one advertising unit approved by the Interactive Advertising Bureau (IAB) and sold by Salon as of March 31, 2004, followed by 336x280 pixel rectangles. For the industry as a whole, according to online advertising industry leader DoubleClick, the 728x90 pixel leader board is now the number one selling advertising unit, experiencing a 900% growth from 2002 to 2003, while the 468x60 pixel banner experienced a 13% decline during the same time period.

     During 2002, Salon began to offer advertisers an ability to present "rich media" dynamic advertisements, defined as non-static images, which was sold at a premium to other advertising units. In January 2003, Salon began to restrict access to its content solely to Salon Premium subscribers, with access allowed to non-subscribers willing to watch a rich media "Access Pass" advertisement. In May 2003, Salon expanded its Access Pass advertisement to include advertisements triggered before a non Salon Premium subscriber reached Salon's home page at www.salon.com. After watching the advertisement, which lasts up to approximately one minute, the individual is then granted the ability to view all of Salon's content. This strategy has enabled Salon to bundle in its orders the sale of traditional banner and leader board advertising units, and Access Pass rich media advertisements, increasing overall advertising revenues. During the year ended March 31, 2004, approximately 47% of Salon's overall advertising revenues resulted from offering Access Pass advertisements.

     According to a survey conducted by PricewaterhouseCoopers and sponsored by the IAB, revenues from Internet advertising was approximately $7.27 billion during calendar year 2003 versus $6.01 billion during calendar year 2002, a 21% increase. However, the study indicated that approximately 95% of advertising was garnered by the top fifty ad-selling companies. The study therefore implies that Salon competed for approximately $300-$400 million of advertising dollars with all the other ad-selling Websites. Salon's ability to capitalize significantly on this portion of the market was hampered by its financial viability as perceived by potential advertisers, and its low number of unique Website visitors, as advertisers on average tend to seek Websites with a minimum ten million monthly unique Website visitors versus approximately three million for Salon. As a result of these factors, Salon's advertising revenues for the year ended March 31, 2004 increased by approximately $0.1 million to $1.8 million as compared to the year ended March 31, 2003.

     Overall, Internet advertising during calendar year 2003 was estimated to comprise only 3% of the total dollars spent for advertising, compared to approximately 2.5% during calendar year 2002. It is estimated by eMarketer that calendar year 2004 Internet advertising will be approximately $8.4 billion, which considering that approximately 95% of the advertising market will go towards the top fifty Websites, will leave approximately $400-$500 million available for companies such as Salon.

PAY FOR ONLINE CONTENT

     When activity first surged on the Internet, access to content was rarely restricted and was available free of charge. A few Websites, notably the Wall Street Journal's online edition, realized that to be profitable, they had to charge for access to content. This initiative was originally viewed with skepticism by other Internet media companies, but is now more widely adopted. The Online Publishers Association (OPA) has reported, based on a study conducted in partnership with comScore Networks, that U.S. consumers spent $1.56 billion for online content during calendar year 2003, compared to $1.31 billion in calendar year 2002. The 18.8% increase year over year was attributable to a greater number of consumers purchasing content and not additional dollars spent per consumer. Even though the average price for an annual online subscription of $48.65 was relatively unchanged from the previous calendar year, Salon increased its annual subscription fee to Salon Premium with no advertising from $30 to $35 and increased its annual subscription with ads from $18.50 to $22.50 in August 2003. The largest three categories, personals/dating, business/investment and entertainment/lifestyle, accounted for 64% of all spending for content. The general news category, which includes Salon, reportedly generated a total of $87.5 million in subscription revenues during calendar year 2003, or approximately 5.6% of all online content spending, compared to $70 million during calendar year 2002. Salon's niche in this category is its independence and award winning content.

REVENUE SOURCES

     Salon's primary revenue sources are from advertising, and subscriptions to Salon Premium and The Well/Table Talk.

     Advertising revenues are derived from the sale of promotional space on Salon's Website. Traditionally, this was the major source of revenue for Salon. With the introduction of the Salon Premium subscription service in April 2001, the dependency on advertising revenues diminished. Advertising as a percentage of all revenues has decreased from 54% for the year ended March 31, 2002 to 42% for the year ended March 31, 2003 to 39% for the year ended March 31, 2004. During the first quarter of the year ending March 31, 2005, Salon has experienced resurgence in advertising sales, while subscriptions to Salon Premium have reached a plateau of approximately 72,000 active subscribers. Salon cannot estimate if this trend will continue for the remainder its year ending March 31, 2005.

     Most of the advertising campaigns are short duration, generally less than ninety days. Salon's obligations typically include the guarantee of a minimum number of impressions, or views of an advertisement by a Website visitor, a set number of "Access Pass" advertisement downloads by a Website visitor, or a set number of days that an Access Pass advertisement will be run. To the extent the minimum guaranteed amounts are not provided, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are achieved, if mutually agreeable with an advertiser. If these "make good" amounts are not agreeable to an advertiser, no further revenue is recognized. No customer accounted for over ten percent of either total revenue or advertising revenue for the years ended March 31, 2004 or March 31, 2003. One customer, Lexus, accounted for 13% of advertising revenue and 8% of total revenue for the year ended March 31, 2002.

     Salon began offering Salon Premium, a pay for online content subscription service, in April 2001. Subscription durations were originally for one-month, one-year and two-years, with the two-year subscription plan being suspended in November 2002. Initially, some content was restricted to Salon Premium subscribers only. In January 2003, Salon modified its business model by granting "Access Passes," which allows access to substantially all of Salon's content to non Salon Premium subscribers willing to view some form of advertisement. The annual subscription rate for Salon Premium with no ads, the primary plan offered by Salon and originally priced at $30, was increased in August 2003 to $35, with no detrimental effects on subscriptions. Benefits of Salon Premium include the option to view Salon content without advertising banners, pop-ups or other forms of advertisements; the ability to easily download content in text or PDF format, a convenience that enables readers to view additional Salon articles when not connected to the Internet; access to certain Premium-only events; membership to Table Talk; and free of charge print magazines.

     Salon Premium revenue is recognized ratably over the period that services are provided. During the year ended March 31, 2004, Salon received $1.9 million in cash and recognized $1.8 million of revenue for this service from approximately 76,000 new and renewal subscription sales. For the year ended March 31, 2003, Salon received $1.6 million in cash and recognized $1.3 million of revenue for this service from approximately 70,000 new and renewal subscription sales. For the year ended March 31, 2002, in which Salon Premium operated for approximately eleven months, Salon received $1.1 million in cash and recognized $0.6 million of revenue from approximately 35,000 subscription sales. Salon had approximately 72,000 active subscribers and a renewal rate for purchased subscriptions of 64 percent as of March 31, 2004.

     Salon offers The Well and Table Talk monthly subscription services, for access to on-line discussion forums. Revenue is recognized ratably over the subscription period. The revenues recognized and the cash received of $0.6 million has stayed constant for the years ended March 31, 2004, March 31, 2003 and March 31, 2002.

     Salon generates nominal revenue from the licensing of content that previously appeared in Salon and for providing links to a third party's Website. The third party offers a personals/dating services.

SALES AND MARKETING

     Salon has sales offices in New York City and San Francisco with six active advertising sales employees as of March 31, 2004, down from seven employees as of March 31, 2003. Salon has an employee engaged in marketing and another in Salon Premium customer support at its San Francisco office.

     During the year ended March 31, 2004, Salon incurred $1.1 million in advertising costs to promote and attract viewers to its Website, compared to $0.8 million for the year ended March 31, 2003 and $0.7 million for the year ended March 31, 2002. The advertising costs of $1.1 million for the year ended March 31, 2004 were primarily non-cash advertising credits, which resulted from an investment in Salon by Rainbow Media Holdings in the form of prepaid advertising rights that provides advertising in various television networks without the use of cash. Advertising costs for the years ended March 31, 2003 and March 31, 2002 include the usage of approximately $0.8 million of such non-cash advertising credits.

     During the year ended March 31, 2003, Rainbow Media Holdings transferred a portion of its obligation to provide Salon with advertising credits to NBC's Bravo channel, while still retaining a portion of the overall obligation. The transfer occurred due to the sale by Cablevision, which owns Rainbow Media Holdings, of its Bravo channel to NBC.

COMPETITION

     Salon competes for advertising revenues from a multitude of Internet Websites, with the 50 largest Websites attracting an estimated 95% of all the advertising dollars. The Websites include major portals such as Yahoo.com, major search engines such as Google and major online media publications such as CNN.com.

     Salon believes it has no competitors for its pay for online content, or Salon Premium subscription plan. Even though some Websites such as CBCMarketWatch.com and the Wall Street Journal Online edition have online subscription plans, they do not provide general interest news and information, as does Salon. Salon's pricing for its annual subscription of $35 without advertisements is under the 2003 average of approximately $49 as reported by the OPA, which Salon feels allows it to compete for subscription dollars. Salon believes that its award winning content and independence attract individuals to Salon's Website, and to ultimately subscribe to its Salon Premium pay for online content service.

SALON'S STRATEGY

INCREASING CIRCULATION

     Salon has limited cash resources to market its Website in order to increase circulation. However, Salon does have unique, compelling and highly acclaimed editorial content desirable by other media properties. Salon has undertaken various media partnerships that strive to expand its reach. Salon has entered into an editorial partnership with Rolling Stone Magazine, whereby Rolling Stone and Salon collaborate on special reports that are published in Rolling Stone Magazine. Salon's first special report, entitled "Bush's War on Gay Marriage" was published in the March 18, 2004 edition of Rolling Stone, and several additional stories are planned during the 2004 Presidential election campaign. In March 2004, Salon entered into a six-month editorial exchange relationship with The Guardian of London newspaper whereby both companies are to exchange up to three stories daily, with prominent links to each other's respective Website. Also in March 2004, Salon entered an agreement with Air America, a network of radio stations currently in approximately 15 major US cities, to broadcast a "Salon story of the Day " as part of its daily news offering. Even though activity with The Guardian and Air America was minimal through March 31, 2004, it is hoped that these agreements with print publications and radio will increase Salon's visibility and ultimately increase circulation.

     Salon has also initiated a strategy to increase circulation by making content available to advocacy groups that want to send Salon articles directly to their members. For example, in March 2004, Moveon.org sent a Salon story, Karen Kwiatkowski's "The New Pentagon Papers," directly to members on its e-mail list. This initial e-mailing by Moveon.org, was followed up later again in March 2004 and in April 2004 to links to Salon stories. Salon will continue to make editorial available to advocacy groups to distribute to their members, and hopes this will expose it to a pool of new users who will become regular visitors of the Website.

     In order to increase the number of unique visitors to its Website, and therefore become more attractive to advertisers, Salon is exploring collaboration and/or distribution agreements with a major Internet site. Even though Salon is in discussions to further this goal, prior efforts, such as with AOL approximately a year ago, have not resulted in noticeable increases in circulation, if at all.

CONTINUE TO ESTABLISH INNOVATIVE ADVERTISING PROGRAMS

     In January 2003, Salon began to enable those readers who were not Salon Premium subscribers' to access all new content if they were willing to view some form of rich media advertising "Access Pass." Performance matrices for the Access Pass have exceeded IAB banner standard performances, and therefore Salon has been able to charge a premium for this ad unit. The new format results in a Website visitor interacting with an advertisement for approximately one minute and in return is given a pass to access Salon's Website for 8 hours. Salon's strategy is to continue to promote the benefits of this new ad format, and experiment with new technology to increase non-banner advertising inventory.

EXPAND SUBSCRIPTION-BASED REVENUES

     In January 2003, Salon began to "gate" all content and require a user either to view an advertisement, or to become a Salon Premium subscriber. To further entice Website visitors to join Salon Premium, Salon offers free promotions, such as magazine subscriptions to "U.S. News and World Report" and "Wired," which it continuously updates and expands. In addition, Salon occasionally offers potential new subscribers free DVDs and books. The respective publishers provide the offering of magazines, books and DVDs free to Salon in return for promotion of the product by Salon.

     Salon has also offered Premium memberships to advocacy groups to bundle in with their membership or fundraising drives. NARAL Pro-Choice America has bundled a Salon Premium subscription to donors who contribute $35 or more to NARAL. Human Rights Campaign also has bundled in Salon Premium subscriptions for new members who subscribe at a minimum $35 annual fee. In both programs, Salon receives $3.50 per person. Even though the revenues generated from such programs have been minimal as of this filing, Salon hopes that similar programs will attract additional visitors to its Website and make more individuals aware of Salon.

     Salon has begun to implement technology to track user behavior and customize messaging based on the information gathered. Special messaging, via pop-ups to frequent users, has been implemented, as well as customized messaging for lapsed members. Tracking and messaging actions are geared towards increasing Salon Premium subscriptions, and to improve the 64 percent renewal rate for purchased subscriptions that Salon has experienced through March 31, 2004.

     In order to increase Salon Premium revenue, Salon has entered into two agreements in which third parties will aggregate Salon's content with other content providers to be distributed through telephone companies, ISPs and cable companies. The combined content is to be sold to individuals for a monthly charge, and Salon will get a remit for each new subscriber. One of the third parties initiated a private labeled Web subscription service in May 2004 for a small independent telephone company that will market the bundled subscription service to its telephone, cable and ISP customers. It is uncertain when the other third party will initiate its service. Salon is unable to predict how successful this strategy will be.

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

     Salon's Website is supported by a variety of servers using the Solaris and Linux operating systems. Salon's top technical priority is the fast delivery of pages to its users. Salon's systems are designed to handle traffic growth by balancing the amount of traffic among multiple servers. Salon relies on server redundancy to help achieve its goal of 24 hour, seven-day-a-week Website availability. Regular automated backups protect the integrity of Salon data. Salon servers are maintained by a third-party facility that provides bandwidth on demand to meet the fluctuating needs of Salons network. The third party offers high-speed connections to the Internet, helping ensure fast serving and delivery of Salon's Website, and monitors all servers via human or technical means on a continuous basis. Salon follows password management procedures to protect access to its servers. Uninterruptible power supplies for protection against power outages support all of Salon's servers.

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

PROPRIETARY RIGHTS

     Salon's success and ability to compete is dependent in part on the goodwill associated with its trademarks, trade names, service marks and other proprietary rights and on its ability to use U.S. laws to protect its intellectual property, including its original content, content provided by third parties, and content provided by columnists. Salon also claims common law protection on certain names and marks that it has used in connection with business activities.

     Salon owns the Internet address WWW.SALON.COM. Because WWW.SALON.COM is the address of the main home page to Salon's Website and incorporates Salon's company name, it is a vital part of Salon's intellectual property assets. Salon does not have a registered trademark on the address, and therefore it may be difficult for Salon to prevent a third party from infringing its intellectual property rights in the address.

EMPLOYEES

     As of March 31, 2004, Salon had 6 part-time and 49 full-time employees. Salon believes its employee relations are good. None of Salon's employees are represented by a labor union or are subject to a collective bargaining agreement. Salon's future success is highly dependent on the ability to attract, hire, retain and motivate qualified personnel.

ITEM 2. PROPERTIES

     As of March 31, 2004, Salon leases the 11th floor at 22 Fourth Street, San Francisco, California, representing approximately 10,500 square feet of office space at approximately $21,000 per month, with the lease expiring in February 2005.

     Salon leases approximately 7,000 square feet of space at 126 Fifth Avenue, New York, New York. The rent for this space is approximately $19,000 per month, with the lease expiring in December 2004. Salon has subleased these premises since April 2003, with approximately $13,000 per month being paid directly to the lessor from the sub-lessee for the duration of the original lease.

     Salon leases nominal office space at 41 East 11th Street, 11th Floor, New York, NY for approximately $9,000 per month with the lease terminating on May 31, 2004. Subsequent to March 31, 2004, Salon amended the lease for an additional twelve-month period for approximately $10,000 per month.

     Subsequent to March 31, 2004, Salon entered into a lease agreement for minimal office space in Washington, DC. for three years commencing on June 1, 2004 for approximately $1,600 per month.

ITEM 3. LEGAL PROCEEDINGS

     Salon is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     On June 22, 1999, Salon had its initial public offering, with its common stock quoted on the NASDAQ National Market under the symbol SALN. Due to Salon's inability to meet the continued listing requirements of the NASDAQ Market, on November 21, 2002 Salon's common stock instead began trading in the OTC (Over-The-Counter) Bulletin Board marketplace under the symbol SALN.OB

     Information with respect to the quarterly high and low bid prices for Salon's common stock for its fiscal years 2004 and 2003, based on sales transactions reported by NASDAQ through November 20, 2002 and in the OTC (Over-The-Counter) Bulletin Board after November 20, 2002, is provided below:


                                  FISCAL YEAR ENDED          FISCAL YEAR ENDED
                                   MARCH 31, 2004             MARCH 31, 2003
                                ---------------------      ---------------------
FOR THE QUARTERS ENDED             HIGH        LOW            HIGH       LOW
                                ---------- ----------      ---------- ----------
        June 30                    0.08       0.04            0.17       0.02
        September 30               0.10       0.02            0.14       0.04
        December 31                0.07       0.03            0.09       0.01
        March 31                   0.40       0.03            0.08       0.04


     There were 247 holders of record of Salon common stock as of June 21, 2004. This number was derived from Salon's stockholder records, and does not include beneficial owners of Salon's voting common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. The closing price of Salon's common stock on June 21, 2004 was $0.14 per share

     Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                        Dollar amounts in thousands, except per share
                                                            -------------------------------------------------------------------
Year Ended March 31,                                          2004           2003           2002           2001           2000
----------------------------------------------------        -------        -------        -------        -------        -------
Net revenues                                                $ 4,499        $ 4,003        $ 3,619        $ 7,202        $ 8,002
Net loss (1)                                                $ 6,046        $ 5,597        $ 8,000        $19,155        $21,890
Net loss attributable to common
       stockholders (2)                                     $ 8,661        $ 5,678        $11,286        $19,155        $33,405
Basic and diluted net loss per share attributable to
common stockholders                                         $  0.61        $  0.41        $  0.83        $  1.48        $  3.63
Weighted average common shares
       outstanding used in computing
       per share amounts                                     14,099         13,938         13,547         12,962          9,204
Cash and cash equivalents                                   $   696        $   162        $ 1,542        $ 3,047        $17,982
Prepaid advertising rights                                  $ 4,430        $ 5,480        $ 6,266        $ 7,075        $ 7,884
Total assets (3)                                            $ 6,270        $ 7,590        $11,342        $16,298        $35,284
Capital leases - long-term portion                          $  --          $    18        $    77        $   325        $   324
Total long-term liabilities (4)                             $ 2,621        $   569        $   229        $   601        $   473



(1) The net loss for the year ended March 31, 2003 includes write-down of long-lived assets of $345 related to certain leasehold improvements. The net loss for the year ended March 31, 2002 includes a write-down of long-lived assets of $782 due to impairments. The net loss for the year ended March 31, 2001 includes a write-down of long-lived assets of $3,517 due to impairments.

(2) The net loss attributable to common stockholders for fiscal year ended March 31, 2004 includes a preferred deemed dividend of $2,615 that included $2,040 resulting from the difference between the offering price of Salon's Series C preferred stock and warrants sold in February 2004 and the deemed fair value of Salon's common stock on the date of the transaction and $575 from the change in value during the year ended March 31, 2004 of warrants issued to preferred stockholders. The net loss attributable to common stockholders for fiscal year ended March 31, 2002 includes a preferred deemed dividend of $3,189 which was the difference between the offering price of Salon's Series A preferred stock sold in August and September 2001 and the deemed fair value of Salon's common stock on the date of the transaction. The net loss attributable to common stockholders for fiscal year ended March 31, 2000 includes a preferred deemed dividend of $11,515 that was the difference between the offering price of Salon's then Series C preferred stock sold in April 1999 and the deemed fair value of Salon's common stock on the date of the transaction.

(3) Amounts for the years ended March 31, 2000 and 2001 reflect adoption of Emerging Issues Task Force Issue 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees" for that year.

(4) Salon's charter allows for the issuance of 50,000,000 shares of common stock. Since the year ended March 31, 2003, Salon has had an insufficient number of authorized shares to satisfy all obligations under convertible instruments, warrant agreements and options. Therefore, since that time, the value of warrants issued is classified as a long-term liability, with the fair value re-measured at each balance sheet period. The valuation of warrants will continue until such time as Salon has amended its Certificate of Incorporation and upon receiving the requisite approval of Salon's Board of Directors and stockholders to increase the number of authorized common stock. The March 31, 2004 balance of $2,621 represents such value and $354 was the value of the warrants as of March 31, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

OVERVIEW

     Salon Media Group, Inc. is an Internet media company that produces a content Website with eight primary sections, and two online communities - The Well and Table Talk. Salon was incorporated in July 1995 and launched its initial Website in November 1995.

     A significant portion of Salon's revenues is advertising revenues, derived from the sale of promotional space on its Website. The sale of promotional space is generally less than ninety days in duration. Advertising platforms sold included "rich media" streaming advertisements, as well as traditional banner and pop-up advertisements.

     Salon began offering Salon Premium, a pay for online content subscription service, in April 2001. Subscription durations were originally for one-month, one-year and two-years, with the two-year subscription plan being suspended in November 2002. Initially, some unabridged content on Salon's Website was restricted to only Salon Premium subscribers. In January 2003, Salon modified its restrictions to allow access to substantially all of its content to Salon Premium subscribers or to non Salon Premium subscribers willing to view some form of advertisement by granting this pool of individuals an "Access Pass." Salon Premium revenue is recognized ratably over the period that services are provided. During the year ended March 31, 2004, Salon received $1.9 million in cash and recognized $1.8 million of revenue for this service.

     Salon offers The Well and Table Talk, monthly subscription services, for access to on-line discussion forums. Revenue is recognized ratably over the subscription period. Salon generates nominal revenue from the licensing of content that previously appeared in Salon's Website and for hosting links to a third party's personals/dating Website.

     Production and content expenses consist primarily of salaries and related expenses for Salon's editorial, artistic, audio and production staffs, online communities staff, payments to freelance writers and artists, and telecommunications and computer related expenses for the support and delivery of Salon's Website and online communities.

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel costs, travel, and other costs associated with Salon's sales force, as well as advertising, promotional and distribution costs and the amortization of prepaid advertising rights.

     Research and development expenses consist primarily of salaries and related personnel costs associated with the development, testing and enhancement of Salon's software to manage its Website, and to maintain and enhance the software utilized in managing Salon Premium, as well as supporting marketing and sales efforts.

     During the year ended March 31, 2001, Salon capitalized $0.7 million of costs related to enhancing Salon's Website management software. During the year ended March 31, 2002 Salon discontinued all direct efforts to market and sell this software to focus on its core content, production and maintenance business. Accordingly, Salon determined that this asset was impaired and recorded an impairment charge of $0.7 million. Prior to June 2000, Salon expensed all costs related to enhancing its Website, and since then, has not incurred any material costs for enhancement or to add substantial additional functionality on its Website.

     General and administrative expenses consist primarily of salaries and related personnel costs, accounting and legal fees, and other fees associated with operating a publicly traded company.

     Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2004, Salon had an accumulated deficit of $90.9 million. These losses have been funded primarily through the issuance of common stock from Salon's initial public offering in June 1999, issuance of preferred stock, and from the issuance of convertible notes payable. Salon believes that it will incur negative cash flows from operations for the year ending March 31, 2005.

     Salon has not recorded a provision for federal or state income taxes for any period since inception due to reoccurring operating losses. At March 31, 2004 Salon had net operating loss carryforwards for federal income tax purposes of $61.3 million and $31.1 million for California, that begin to expire in the years March 31, 2006 through March 31, 2014. Utilization of Salon's net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets. The net valuation allowance increased $1.5 million during the year ended March 31, 2004 to $24.2 million. Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. These factors include Salon's history of net losses since inception and expected near-term future losses.

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

     Advertising revenues, derived from the sale of promotional space on its Website, comprised 39% of Salon's revenues for the year ended March 31, 2004. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon's obligations typically include the guarantee of a minimum number of impressions, a set number of "Access Pass" advertisement downloads, or a set number of days that an Access Pass advertisement will run. To the extent minimum guaranteed amounts are not provided for, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are achieved, if mutually agreeable with an advertiser. If these "make good" impressions are not agreeable to an advertiser, no further revenue is recognized.

     Salon Premium, a pay for online content subscription service, provides unrestricted access to Salon's content and the ability to easily download content in text or PDF format, a convenience that enables readers to view additional Salon articles when not connected to the Internet. Subscription durations are primarily one-year. Non Salon Premium subscribers generally can gain access to Salon's content after viewing some form of advertisement

     Salon offers The Well and Table Talk, monthly subscription services, for access to on-line discussion forums. Revenue is recognized ratably over the subscription period.

PREPAID ADVERTISING RIGHTS

     In December 1999, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings and received $11.8 million of advertising credits that were to be utilized for up to ten years. The credits were valued at $8.1 million, based on the price of Salon's stock on the date the transaction was finalized. As of March 31, 2004, Salon has $5.4 million advertising credits resulting from the transaction, valued at $4.4 million.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 2004 AND 2003

NET REVENUES

     Salon's net revenue increased 12% to $4.5 million in the year ended March 31, 2004 from $4.0 million in the fiscal year ended March 31, 2003.

     Advertising revenues increased 3% to $1.8 million for the year ended March 31, 2004 from $1.7 million for the year ended March 31, 2003. The modest increase in advertising revenues generally reflects an acceptance by advertisers of Salon's Access Pass advertisement format with rich media that results in a more favorable advertising experience than traditional banner advertising. Viewing Access Pass advertisements allow non Salon Premium subscribers access to Salon's content. Overall, Salon was not able to capitalize on the 21% increase in Internet advertising experienced in calendar year 2003 due to the relatively small number of Website visitors that it generates and concerns of Salon's financial viability.

     As advertising campaigns are normally short in duration and finalized shortly before implementation, Salon cannot predict full year amounts. However, Salon estimates that for its quarter ending June 30, 2004 advertising revenues will be approximately $0.9-$1.0 million.

     Salon Premium and Well/Table Talk subscription revenues increased 28% to $2.4 million for the year ended March 31, 2004 from $1.9 million for the year ended March 31, 2003. The increase is attributable to revenues earned from subscriptions to Salon Premium, which generated $1.8 million in revenue during the year versus $1.3 million the prior year. Salon Premium revenues increased from a growth in overall subscriptions, as new and renewed one-year paid subscriptions for the year ended March 31, 2004 were approximately 63,600, versus approximately 53,300 for the year ended March 31, 2003. However, the number of active subscribers has stabilized at approximately 72,000 primarily from a decline in the renewal rate. The approximate current renewal rate for purchased subscriptions is 64% versus 71% last year. The decline is attributable to the January 2003 decision to make all of Salon's content available to non Salon Premium subscribers as long as a Website visitor were willing to view an Access Pay advertisement. The easing of access to Salon's content removed a major inducement for a

Website visitor to spend cash and subscribe to Salon Premium. However, Salon has made up for this loss of cash by increasingly being able to sell more Access Pass advertisement opportunities to advertisers. Salon does not anticipate the number of subscriptions increasing at the same rate during its year ending March 31, 2005 as it during the year ended March 31, 2004 and estimates that it will recognize Salon Premium revenues of approximately $2.0 for the year ending March 31, 2005.

     All other sources of revenue accounted for $0.3 million for the year ended March 31, 2004 compared to $0.4 million for the year ended March 31, 2003. The decrease of $0.1 million was primarily due to a decrease in the licensing of content, as Salon did not actively pursue this weak market during the second half of its year ended March 31, 2004.

PRODUCTION AND CONTENT

     Production and content expenses during the year ended March 31, 2004 was $4.6 million versus $4.4 million for the year ended March 31, 2003, an increase of $0.2 million or 5%. The increase reflects a credit during the year ended March 31, 2003 of $0.2 million from the reversal of previously accrued bonuses that were not going to be paid and a non cash charge this year of $0.2 million related to the value of warrants issued for editorial collaboration with a print publisher, offset by a $0.1 million reduction of Internet hosting costs and a $0.1 million reduction in general operating costs. Salon does not anticipate production and content cash related expenditures to vary significantly for the year ending March 31, 2005 from the current year results.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses during the year ended March 31, 2004 were $2.4 million versus $2.3 million for the year ended March 31, 2003, an increase of $0.1 million or 4%. The minor overall increase reflects utilizing an additional $0.3 million of advertising credits this year versus last year, offset by reductions of $0.1 million in payroll related costs from the elimination three positions during the year, and $0.1 million from reduced general operating costs. Salon anticipates utilizing $0.5-$0.8 million of advertising credits during the year ending March 31, 2005, with overall expenses of approximately $1.6-$1.9 million.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the years ended March 31, 2004 and March 31, 2003 were $0.6 million. Salon does not anticipate research and development expenditures to vary significantly for the year ending March 31, 2005 from the current year results.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the years ended March 31, 2004 and March 31, 2003 were $1.4 million. While the March 31, 2003 results reflected a credit from reversing a bonus accrual of $0.2 million and the March 31, 2004 results included a charge of $0.1 million related to the issuance of warrants to a former employee, the March 31, 2004 results also include a $0.1 million reduction in legal expenses from a reduction in matters requiring outside counsel guidance and a $0.1 million reduction in general operating costs. Salon estimates that general and administrative expenses will be approximately $0.8-$1.0 million for the year ending March 31, 2005.

AMORTIZATION OF INTANGIBLES

     Amortization of intangible expenses during the years ended March 31, 2004 and March 31, 2003 were $0.4 million. As all intangible assets except for $0.2 million of goodwill have been amortized as of March 31, 2004, Salon does not anticipate incurring any amortization of intangibles expenses for its year ending March 31, 2005.

WRITE-DOWN OF LONG-LIVED ASSETS

     In 1999, Salon entered into a ten-year lease for two floors of office space in San Francisco. In February 2001, Salon began to sublease one of the two floors with the sublease agreement terminating during the year ended March 31, 2003. Salon determined that the office space previously subleased would not be utilized or subleased, and as a consequence, wrote-down the value of the assets associated with the office space by $0.3 million during the year ended March 31, 2003. No comparable charge was incurred during the year ended March 31, 2004.

INTEREST AND OTHER INCOME

     Interest and other income for the year ended March 31, 2004 is primarily $0.1 million of realized income from monies received by Salon to finance editorial content that was completed during the period. The nominal interest and other income for the year ended March 31, 2003 was interest income from certificates of deposit.

INTEREST AND OTHER EXPENSE

     Interest and other expense for the year ended March 31, 2004 was $1.3 million compared to $0.1 million for the year ended March 31, 2004. As Salon has insufficient common stock authorized to satisfy all obligations under convertible instruments, warrant agreements and options, Salon revalues its warrants at each balance sheet period. The results for the year ended March 31, 2004 include a charge of $0.8 million related to the revaluation of warrants held by convertible note holders. Salon contemplates securing Board of Directors and stockholder approval by its third quarter of its year ending March 31, 2005 increasing the authorized number of common shares, which would cure such a deficiency. If such approvals were to be received and the price of Salon's common stock were to not fluctuate significantly from $0.14 per share, Salon does not contemplate incurring such a charge to its results of operations for it year ending March 31, 2005. The year ended March 31, 2004 results also include a charge of $0.1 million of interest on convertible notes and $0.3 million related to amortizing the initial value of warrants issued to the holders of the convertible notes. Salon converted all outstanding convertible notes to preferred stock on December 30, 2003 and as such does not contemplate incurring similar charges on its results of operations for the year ending March 31, 2005.

     The results for the year ending March 31, 2004 also includes $0.1 million of various other interest expense charges related to capital lease agreements and a bank borrowing agreement. The $0.1 million charge for the year ending March 31, 2003 includes nominal charges under capital leases, convertible note interest and the value of warrants issued to convertible note holders.

PREFERRED DEEMED DIVIDEND

     The non-cash preferred deemed dividend of $2.6 million for the year ended March 31, 2004 includes $2.0 million resulting from the difference between the offering price of Salon's Series C preferred stock and warrants sold in February 2004 and the deemed fair value of Salon's common stock on the date of the transaction and $0.6 million from the change in value during the year ended March 31, 2004 of warrants issued to preferred stockholders.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

     As a result of the above factors, Salon recorded a net loss attributable to common stockholders of $8.7 million or $0.61 per share for the fiscal year ended March 31, 2004 compared to a net loss of $5.7 million or $0.41 per share for the fiscal year ended March 31, 2002.


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

     All other sources of revenue accounted for $0.4 million for the year ended March 31, 2003 compared to $0.3 million for the year ended March 31, 2002. The increase of $0.1 million was primarily due to an increase in revenue from a third party for which Salon provides links to its dating/personals Website.

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

     Sales and marketing expenses include a charge for the use of advertising credits. For the years ending March 31, 2003 and March 31, 2002 Salon used $0.8 million of such credits.

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

WRITE-DOWN OF LONG-LIVED ASSETS

     In 1999, Salon entered into a ten-year lease for two floors of office space in San Francisco. In February 2001, Salon began to sublease one of the two floors with the sublease agreement terminating during the year ended March 31, 2003. Salon determined that the office space previously subleased would not be utilized or subleased, and as a consequence, wrote-down the value of the assets associated with the office space by $0.3 million as of March 31, 2003.

     The results for Salon's year ending March 31, 2002 includes a write-down of long-lived assets of $0.7 million associated with the discontinuance in marketing proprietary software to manage Websites and $0.1 million of goodwill associated with issuing 317,000 shares of common stock stipulated in the May 2000 acquisition agreement of MP3Lit.com by Salon.

INTEREST AND OTHER EXPENSE

     Interest and other expense for both years ended March 31, 2003 and 2002 was $0.1 million of interest related expenses. The interest expense for the year ended March 31, 2002 was primarily related to lease obligations of Salon, while the interest expense for the year ended March 31, 2003 primarily relates to the bridge notes issued during the year.

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


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, Salon had approximately $0.7 million in available cash remaining from the issuance Series C preferred stock in December 2003 and February 2004. Salon received a total of $0.9 million from the issuance of Series C preferred stock.

     Net cash used in operations was $2.8 million for the year ended March 31, 2004, compared to $2.9 million for the year ended March 31, 2003. The principal use of cash during the year ended March 31, 2004 was to fund the $6.0 million net loss for the period, offset partly by non-cash charges of $3.4 million and use of assets and liabilities of $0.1 million. The principal use of cash during the year ended March 31, 2003 was to fund the $5.6 million net loss for the period, offset partly by non-cash charges of $2.2 million and changes in assets and liabilities of $0.5 million. The principal use of cash during the year ended March 31, 2002 was to fund the $8.0 million net loss for the period and a $0.8 million decrease in liabilities, partly offset by non-cash charges of $3.3 million and an increase in deferred revenues of $0.3 million.

     Net cash used in investing activities was immaterial for the years ended March 31, 2004, March 31, 2003 and March 31, 2002. Salon anticipates purchases of $0.1 million of property and equipment during the year ending March 31, 2005.

     For the year ended March 31, 2004, net cash from financing activities was $3.3 million, which was comprised of $2.5 million from the issuance of notes payable, $0.9 million from the issuance of Series C preferred stock and $0.2 million from bank borrowings, offset by $0.2 million of re-payments to the bank and $0.1 million of payments under capital leases. For the year ended March 31, 2003, net cash from financing activities was $1.5 million, which was comprised of $1.7 million from the issuance of notes payable, offset by $0.2 million from nominal payments for capital lease obligations. For the year ended March 31, 2002, net cash from financing activities consisted of $3.7 million from the issuance of Series A and B preferred stock, offset by $0.2 million from nominal payments for capital lease obligations.

     In October 2002, Salon entered into an Accounts Receivable Purchase Agreement with a bank. As Salon determined that the agreement was no longer required to meet short-term cash needs, the agreement was allowed to expire in January 2004. Salon has no immediate plans to reactivate a similar agreement. As of March 31, 2004 Salon has immaterial amounts owed under capital leases and does not anticipate entering into similar debt instruments during its year ending March 31, 2005.

     Salon, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers, key employees and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at Salon's request in such capacity. The term of the indemnification period is for the officer's, key employee's or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, Salon does have a Director and Officer Insurance Policy that limits Salon's exposure and enables Salon to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Salon believes the fair value of these indemnification agreements is minimal.

     The following summarizes Salon's contractual obligations as of March 31, 2004, as amended and in effect subsequent to March 31, 2004, and the effect these contractual obligations are expected to have on Salon's liquidity and cash flows in future periods (in thousands):

                                   Payments Due By Period
                   ---------------------------------------------------------
                      Total     1 Year or Less    1-3 Years    After 3 Years
                   ----------   --------------   -----------   -------------
Operating leases   $      475   $          434   $        41   $          --
Capital leases             18               18            --              --
                   ----------   --------------   -----------   -------------
       Total       $      493   $          452   $        41   $          --
                   ==========   ==============   ===========   =============

     PricewaterhouseCoopers LLP, Salon's independent accountants through November 13, 2003 have included a paragraph in their report indicating that substantial doubt exists as to Salon's ability to continue as a going concern because of Salon's recurring operating losses, negative cash flow and an accumulated deficit for the for the years ended March 31, 2002 and March 31, 2003. Salon's current independent accountants, Burr, Pilger & Mayer LLP make the same assertions in their report for Salon's year ended March 31, 2004.

     As of March 31, 2004, Salon's available cash resources were sufficient to meet working capital needs for approximately two months. Subsequent to March 31, 2004, Salon received consent from its Board of Directors and stockholders to issue 2,085 shares of Series D preferred stock at $800 per share. In June 2004, Salon received $0.5 million from the issuance of 417 shares of Series D preferred stock. Salon believes that it will be able to sell an additional 834 shares for $1.0 million during the remainder of its year ending March 31, 2005. However, Salon estimates that with the cash on hand as of March 31, 2004, the cash anticipated to be provided from operations, and $0.5 million from the June 2004 issuance of Series D stock, that it will only have to issue an additional 417 shares of Series D preferred stock to fund operations during the remainder of the year ending March 31, 2005.

     Salon's common stock holders have experienced considerable dilution from the issuance of Series A, B and C preferred stock. As of March 31, 2004, the holders of Salon's preferred stock control approximately 95% of the voting securities of Salon, with related parties holding approximately 66% of such securities. Of the related parties, Director John Warnock holds approximately 40% of the total voting securities, with the father of Salon's President, Chief Financial Officer and Secretary either directly or indirectly, controlling approximately 20% of the total voting securities. As stated in Note 11 of Salon's consolidated financial statement, in the event of a liquidation event, the liquidation preferences of holders of Salon's preferred stock will most likely preclude any common stockholder from receiving little, if any, liquidation distributions. The issuance of Series D preferred stock will result in additional dilution to Salon's common stock holders. The 417 shares of preferred stock issued in June 2004 were sold at an effective common stock purchase price of $0.093 per share and can be converted to approximately 5.4 million shares of common stock.

     Salon's lease for office space, located at 22 Fourth Street, San Francisco, CA was originally to expire in 2009. During the year ending March 31, 2004, Salon amended its lease to terminate in February 2005, for which it forfeited a $0.4 million deposit and lowered its monthly rent from approximately $70,000 per month to approximately $21,000 per month. Salon amended it lease again to relocate from the 16th floor to the 11th floor for which the landlord forgave approximately $145,000 in arrears rents owed. Between now and February 2005, Salon will either extend the term of its existing lease agreement or relocate to similar office space. Salon believes that it will be able to secure a revised or new lease agreement on similar or improved terms.

     Effective January 13, 2004 Salon and Rolling Stone, a wholly owned entity of Wenner Media LLC, entered into an editorial collaboration agreement for which both entities agreed to jointly finance, produce and publish content. On January 15, 2004, the President of Wenner Media LLC joined Salon's Board of Directors. As of March 31, 2004, the two entities have jointly produced one story published on March 18, 2004.

     Salon has no off-balance sheet arrangements.

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

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have an adverse affect on Salon's financial position or results of operations.


FACTORS THAT MAY AFFECT SALON'S FUTURE RESULTS AND MARKET PRICE OF STOCK


SALON MAY CEASE OPERATIONS IN ITS CURRENT FORM IF IT IS UNABLE TO RAISE ADDITIONAL CASH RESOURCES

     Salon has $0.7 million in cash as of March 31, 2004. These funds, in conjunction with collections of accounts receivable, Salon Premium subscriptions, and $0.5 million from the issuance of

417 shares of Series D preferred stock on June 4, 2004, have been used to fund operations as of this filing. Salon believes that it can receive $1.0 million from the issuance of an additional 834 shares of Series D preferred stock. If Salon does not secure additional funds from the issuance of Series D preferred stock, other equity securities or instruments that convert into equity securities, Salon may be unable to continue as a going concern and cease operations.

SALON MAY ISSUE ADDITIONAL PREFERRED STOCK AT EFFECTIVE PRICES LOWER THAN CURRENT COMMON STOCK MARKET PRICES THAT WOULD RESULT IN NON-CASH CHARGES TO OPERATIONS

     The certificate of designation and preferences and rights of the Series D preferred stock approved by Salon's Board of Directors subsequent to March 31, 2004, stipulates that the Series D conversion price will be equal to 70% of the average closing sales price of Salon's common stock for the thirty days prior to the date of issue of the Series D preferred stock. Such a discount will trigger a non-cash preferred deemed dividend charge. The June 2004 issuance of 417 shares of Series D preferred stock will result in an approximate $0.2 million preferred deemed dividend charge to Salon's results of operations. Salon cannot predict to what extent it will incur preferred deemed dividend charges for subsequent issuances of Series D preferred stock.

SALON HAS RELIED ON RELATED PARTIES FOR SIGNIFICANT INVESTMENT CAPITAL

     Salon has been relying on cash from related parties to fund operations. The related parties are primarily John Warnock, a Director of Salon, and William Hambrecht, either directly or indirectly. Mr. Hambrecht is the father of Salon's President, Chief Financial Officer, and Secretary. Out a total of $4.2 million of cash received by Salon from the issuance of convertible notes payable, $3.5 million was from related parties. In addition, of the $0.9 million received from the issuance of Series C preferred stock in December 2003 and February 2004, $0.5 million was from Salon Director John Warnock and $0.2 million was from the father of Salon's President, Chief Financial Officer, and Secretary. Of the $0.5 million received in the June 2004 issuance of Series D preferred stock, $249,600 was from Salon Director John Warnock and $225,600 was either directly or indirectly from the father of Salon's President, Chief Financial Officer, and Secretary. Curtailment of cash investments by related parties could detrimentally impact Salon's ability to continue its operations and Salon may be unable to continue as a going concern.

SALON'S PRINCIPAL STOCKHOLDERS CAN EXERCISE A CONTROLLING INFLUENCE OVER SALON'S BUSINESS AFFAIRS AND THEY MAY MAKE BUSINESS DECISIONS WITH WHICH NON-PRINCIPAL STOCKHOLDERS DISAGREE THAT WILL AFFECT THE VALUE OF THEIR INVESTMENT

     The holders of Salon's Series A, B and C preferred stock collectively own approximately 95% of all voting securities as of March 31, 2004. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 66% is by related parties, of which approximately 20% is controlled directly or indirectly by the father of Salon's President, Chief Financial Officer, and Secretary and approximately 40% by a Director of Salon. Therefore, related parties by themselves own a controlling interest in Salon.

     If these stockholders were to act together, they would be able to exercise control over most matters requiring approval by other stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of Salon, which could cause Salon's stock price to decline.

SALON'S PREFERRED STOCKHOLDERS ARE ENTITLED TO POTENTIALLY SIGNIFICANT LIQUIDATION PREFERENCES OF SALON'S ASSETS OVER COMMON STOCKHOLDERS IN THE EVENT OF SUCH AN OCCURRENCE

     Salon's Series A, B and C preferred stockholders have liquidation preferences of Salon's assets over common stockholders of a minimum of approximately $18.9 million as of March 31, 2004. In the event of a liquidation event, these holders would have preference over common stockholders of $18.9 million, or more, and therefore could affect the value of an investment in Salon's common stock. Future issuance of preferred stock will increase this liquidation preference.

SALON LACKS SIGNIFICANT REVENUES AND HAS A HISTORY OF LOSSES

     Salon has a history of significant losses and expects to incur operating losses in the near future. For the year ended March 31, 2004, Salon had net losses attributable to common stockholders of $8.7 million and had an accumulated deficit of $90.9 million. If and when Salon does achieve profitability, Salon may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

     Burr, Pilger & Mayer LLP, Salon's independent registered public accounting firm for the year ended March 31, 2004 have included a "going-concern" audit opinion on the consolidated financial statements for that year. PricewaterhouseCoopers LLP, Salon's independent registered public accounting firm for the years ended March 31, 2003, and 2002 have included a "going-concern" audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about Salon's ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the "going-concern" opinions, Salon's stock price and investment prospects may be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

SALON'S OPERATIONS REQUIRE ATTRACTIVE CONTENT, SUBSCRIBER INTEREST, AND CONFIDENCE BY SUBSCRIBERS AND SUPPLIERS THAT THE SUBSCRIPTION OFFERING WARRANTS THEIR LONG-TERM SUPPORT AND INVESTMENT. THE ABSENCE OF ANY OF THESE FACTORS COULD IMPAIR THE RESULTS, REVENUE AND CASH FLOW FROM SUBSCRIPTIONS.

     Salon is under severe budgetary constraints to limit expenditures. These constraints affect editorial staffing levels and the purchase of content from freelance writers. These constraints affect the amount and quality of content published on Salon's Website and consequently, the positive experience of Website visitors. The positive experience leads to reoccurring Website visits, new subscriptions to Salon Premium, and corresponding high renewal rates of Salon Premium subscribers. For the year ended March 31, 2004 Salon's estimated renewal rate for one-year paid subscription to Salon Premium was approximately 64%. Salon cannot predict if this rate will continue in the future or how many new Salon Premium subscriptions it will acquire.

SALON HAS DEPENDED ON ADVERTISING SALES FOR MUCH OF ITS REVENUES, AND ITS INABILITY TO MAINTAIN OR INCREASE ADVERTISING REVENUES WILL HARM ITS BUSINESS

     Maintaining or increasing Salon's advertising revenues depends upon many factors, including whether it will be able to:

     o    successfully sell and market its Access Pass advertisements;

     o entice non Salon Premium Website visitors to view and advertisers to sell new ad units and formats;

     o maintain a significant number of unique Website visitors and corresponding significant reach of Internet users;

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

THE LENGTH OF SALON'S SALES CYCLE IS UNCERTAIN AND VARIABLE AND MAY LEAD TO SHORTFALLS IN REVENUES AND FLUCTUATIONS IN ITS OPERATING RESULTS

      Salon's dependence on advertising subjects it to the risk of revenue shortfalls because the sales cycles for advertising vary significantly, and during these cycles Salon may expend substantial funds and management resources while not obtaining advertising revenues. If sales are delayed or do not occur, Salon's financial results for a particular period may be harmed. The time between the date of initial contact with a potential customer and the signing of an advertising order may range from as little as one week to up to several months. Sales of advertising are subject to factors over which Salon has little or no control, including:

     o    advertisers' budgets;

     o the acceptability of Access Pass and other forms of rich media advertisements;

     o    internal acceptance reviews by advertisers and their agencies;

     o    the possibility of cancellation or delay of projects by advertisers.

SALON'S STOCK HAS BEEN AND WILL LIKELY CONTINUE TO BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, MANY OF WHICH WILL BE BEYOND OUR CONTROL, THAT MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT

     The securities markets have experienced significant price and volume fluctuations, and the market prices of the securities of Internet companies have been especially volatile. This market volatility, as well as general economic, market or political conditions have, and may continue to reduce the market price of our common stock, regardless of our operating performance. In addition, Salon's operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

WITH A VOLATILE SHARE PRICE, SALON MAY BE THE TARGETS OF SECURITIES LITIGATION, WHICH IS COSTLY AND TIME-CONSUMING TO DEFEND

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

     o technical difficulties or system downtime affecting the Internet generally or the operation of Salon's Website;

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

THE CONTROVERSIAL CONTENT OF SALON'S WEBSITE MAY LIMIT ITS REVENUES

     Salon's Website contains, and will continue to contain, content that is politically and culturally controversial. As a result of this content, current and potential advertisers, potential Salon Premium subscribers, or third parties who contemplate aggregating content, may refuse to do business with Salon. Salon's outspoken stance on political issues has and may continue to result in negative reactions from some users, commentators and other media outlets. From time to time, certain advocacy groups have successfully targeted Salon's advertisers in an attempt to persuade such advertisers to cease doing business with Salon. These efforts may be a material impediment to Salon's ability to grow and maintain advertising revenue.

SALON'S PROMOTION OF THE SALON BRAND MUST BE SUCCESSFUL IN ORDER TO ATTRACT AND RETAIN USERS AS WELL AS ADVERTISERS AND STRATEGIC PARTNERS

     The success of the Salon brand depends largely on its ability to provide high quality content and services. If Internet users do not perceive Salon's existing content and services to be of high quality, or if it introduces new content and services or enters into new business ventures that are not favorably perceived by users, it may not be successful in promoting and maintaining its brand. Any change in the focus of its operations creates a risk of diluting its brand, confusing consumers and decreasing the value of its user base to advertisers. If Salon is unable to maintain or grow the Salon brand, its business could be severely harmed.

SALON NEEDS TO HIRE, INTEGRATE AND/OR RETAIN QUALIFIED PERSONNEL BECAUSE THESE INDIVIDUALS ARE IMPORTANT TO ITS GROWTH

     Salon's success significantly depends on key editorial personnel. In addition, because Salon's users must perceive the content of Salon's Website as having been created by credible and notable sources, Salon's success also depends on the name recognition and reputation of its editorial staff. Due to Salon's current operating difficulties, Salon may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Salon may be unable to retain its current key employees or attract, integrate or retain other qualified employees in the future. If Salon does not succeed in attracting new personnel or retaining and motivating its current personnel, its business could be harmed.

SALON MAY EXPEND SIGNIFICANT RESOURCES TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS OR TO DEFEND CLAIMS OF INFRINGEMENT BY THIRD PARTIES, AND IF SALON IS NOT SUCCESSFUL IT MAY LOSE RIGHTS TO USE SIGNIFICANT MATERIAL OR BE REQUIRED TO PAY SIGNIFICANT FEES

     Salon's success and ability to compete are significantly dependent on its proprietary content. Salon relies exclusively on copyright law to protect its content. While Salon actively take steps to protect its proprietary rights, these steps may not be adequate to prevent the infringement or misappropriation of its content. Infringement or misappropriation of its content or intellectual property could severely harm its business. Salon also licenses content from various freelance providers and other third-party content providers. While Salon attempts to ensure that this content may be freely licensed to us, other parties may assert claims of infringement against us relating to this content.

     Salon may need to obtain licenses from others to refine, develop, market and deliver new services. Salon may not be able to obtain any such licenses on commercially reasonable terms or at all or rights granted pursuant to any licenses may not be valid and enforceable.

     In April 1999 Salon acquired the Internet address www.salon.com. Because www.salon.com is the address of the main home page to its Website and incorporates its company name, it is a vital part of our intellectual property assets. Salon does not have a registered trademark on the address, and therefore it may be difficult for us to prevent a third party from infringing our intellectual property rights in the address. If Salon fails to adequately protect its rights in the Website address, or if a third party infringes its rights in the address, or otherwise dilutes the value of www.salon.com, its business could be harmed.

SALON'S TECHNOLOGY DEVELOPMENT EFFORTS MAY NOT BE SUCCESSFUL IN IMPROVING THE FUNCTIONALITY OF ITS NETWORK, WHICH COULD RESULT IN REDUCED TRAFFIC ON ITS NETWORK OR A LOSS OF SALON PREMIUM SUBSCRIBERS

     Salon has developed a proprietary online publishing system and has developed software to manage its Salon Premium subscription service. If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery and subscription management, its Website or subscription management systems may not operate properly, which could harm Salon's business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm Salon's business. Moreover, complex software products like its online publishing and subscription management systems frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may impact its business adversely.

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

     Salon uses third-party software to manage and measure the delivery of advertising on its Website. This type of software may fail to perform as expected. If this software malfunctions or does not deliver the correct advertisements to its network, Salon's advertising revenues could be reduced, and its business could be harmed.

     Salon uses third-party software to measure traffic on its Website. This type of software does not always perform as expected. If this software malfunctions or does not accurately measure its user traffic, Salon may not be able to justify its advertising rates, and its advertising revenues could be reduced.

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

     It is important to Salon's advertisers that Salon accurately presents the demographics of its user base and the delivery of advertisements on its Website. Salon depends on third parties to provide certain of the advertiser-requested services. If they were unable to provide these services in the future, Salon would need to perform this function itself or obtain them from another provider, if available. This could cause Salon to incur additional costs or lose revenue due to a lower level of service. Companies may choose to not advertise on Salon or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

IF USE OF THE INTERNET DOES NOT GROW, SALON'S BUSINESS COULD BE HARMED

     Salon's success is highly dependent upon continued growth in the use of the Internet generally and in particular as a medium for content, advertising and electronic commerce. If Internet usage does not grow, it may not be able to increase revenues from advertising and subscriptions, and this may harm Salon's business. A number of factors may inhibit the growth of Internet usage, including the following. If these or any other factors cause use of the Internet to slow or decline, its results of operations could be harmed.

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

SALON MAY BE HELD LIABLE FOR CONTENT OR THIRD PARTY LINKS ON ITS WEBSITE OR CONTENT DISTRIBUTED TO THIRD PARTIES

     As a publisher and distributor of content over the Internet, including user-generated content on Salon's online communities and links to third party Websites that may be accessible through Salon.com, Salon faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature, content or ownership of the material that is published on or distributed from its Website. These types of claims have been brought, sometimes successfully, against online services, Websites and print publications in the past. Other claims may be based on errors or false or misleading information provided on linked Websites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on links to sexually explicit Websites. Although Salon carries general liability insurance, its insurance may not be adequate to indemnify Salon for all liabilities imposed. Any liability that is not covered by its insurance or is in excess of its insurance coverage could severely harm its financial condition and business. Implementing measures to reduce its exposure to these forms if liability may require Salon to spend substantial resources and limit the attractiveness of Salon's service to users.

CONCERNS ABOUT TRANSACTIONAL SECURITY MAY HINDER ELECTRONIC COMMERCE PROGRAMS BY SUBJECTING US TO LIABILITY OR BY DISCOURAGING COMMERCIAL TRANSACTIONS OVER THE INTERNET

     A significant barrier to sale of subscriptions and electronic commerce is the secure transmission of confidential information over public networks. Any breach in Salon's security could expose it to a risk of loss or litigation and possible liability. Salon relies on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in the capabilities of Internet hackers, or other developments, a compromise or breach of the algorithms we use to protect customer transaction data may occur. A compromise of Salon's security could severely harm its business. A party who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of its Website.

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

SALON'S SYSTEMS MAY FAIL DUE TO NATURAL DISASTERS, TELECOMMUNICATIONS FAILURES AND OTHER EVENTS, ANY OF WHICH WOULD LIMIT USER TRAFFIC

     Substantially all of Salon's communications hardware and computer hardware operations for its Website are in facilities in San Francisco, California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in its services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting Salon's Website and could cause advertisers to terminate any agreements with Salon. In addition, Salon could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, Salon's business could be harmed. Salon's insurance policies may not adequately compensate it for any losses that may occur due to any failures of or interruptions in our systems. Salon does not presently have a formal disaster recovery plan.

     Salon's Website must accommodate a high volume of traffic and deliver frequently updated information. It is possible that it will experience systems failures in the future and that such failures could harm its business. In addition, its users depend on Internet service providers, online service providers and other Website operators for access to its Website. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to its systems. Any of these system failures could harm its business.

HACKERS MAY ATTEMPT TO PENETRATE SALON'S SECURITY SYSTEM; ONLINE SECURITY BREACHES COULD HARM ITS BUSINESS

     Consumer and supplier confidence in Salon's Website depends on maintaining relevant security features. Security breaches also could damage its reputation and expose us to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated sectors of its systems and Salon expects that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate its network security could misappropriate proprietary information or cause interruptions in its products and services, Salon may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, Salon may not have a timely remedy against a hacker who is able to penetrate its network security. Such security breaches could materially adversely affect Salon. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Salon's insurance policies may not be adequate to reimburse us for losses caused by security breaches. Salon also faces risks associated with security breaches affecting third parties with whom it has relationships.

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

PRIVACY CONCERNS COULD IMPAIR SALON'S BUSINESS

     Salon has a policy against using personally identifiable information obtained from users of its Website and services without the user's permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If Salon uses this information without permission or in violation of its policy, Salon may face potential liability for invasion of privacy for compiling and providing information to its corporate customers and electronic commerce merchants. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Union, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed.

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

     In addition, offer letters with executive officers may provide for the payment of severance and acceleration of options upon the termination of these executive officers following a change of control of Salon. These provisions in offer letters could have the effect of discouraging potential takeover attempts.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Salon does not have an exposure to market risk for changes in interest rates. Salon has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                            Page

Reports of Independent Registered Public Accounting Firms..................  39

Consolidated Balance Sheets as of March 31, 2004 and 2003..................  41

Consolidated Statements of Operations for the years ended March 31, 2004
     2003, and 2002........................................................  42

Consolidated Statements of Stockholders' Equity for the years ended
     March 31, 2004, 2003, and 2002........................................  43

Consolidated Statements of Cash Flows for the years ended March 31, 2004
     2003, and 2002........................................................  44

Notes to Consolidated Financial Statements.................................  45


Selected Quarterly Financial Data (unaudited)..............................  67

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Salon Media Group, Inc.

We have audited the accompanying consolidated financial statements of Salon Media Group, Inc. as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salon Media Group, Inc. as of March 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $90.9 million at March 31, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Burr, Pilger & Mayer LLP
San Francisco, California
May 4, 2004, except for Note 14,
as to which the date is June 7, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Salon Media Group, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Salon Media Group, Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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





/s/ PricewaterhouseCoopers LLP
San Jose, California
June 27, 2003

                             SALON MEDIA GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 MARCH 31,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------
ASSETS

     Current assets:
          Cash and cash equivalents                        $    696    $    162
          Accounts receivable, net                              306         227
          Prepaid expenses and other current assets             432         169
                                                           --------    --------
          Total current assets                                1,434         558

     Property and equipment, net                                 89         459
     Prepaid advertising rights                               4,430       5,480
     Intangible assets, net                                    --           348
     Goodwill, net                                              200         200
     Other assets                                               117         545
                                                           --------    --------
          Total assets                                     $  6,270    $  7,590
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Notes payable - related parties                  $   --      $  1,256
          Notes payable - non related parties                  --           458
          Accounts payable and accrued liabilities            1,125       1,275
          Deferred revenue                                    1,107         918
          Capital lease obligations, current                     18          91
                                                           --------    --------
          Total current liabilities                           2,250       3,998

     Warrants payable                                         2,621         354
     Other long term liabilities                               --           197
     Capital lease obligations, long term                      --            18
                                                           --------    --------
          Total liabilities                                   4,871       4,567
                                                           --------    --------
Commitments and Contingencies (Note 8)

Stockholders' equity:
      Preferred stock, $0.001 par value, 5,000,000
           shares authorized, 7,552 shares issued
           and outstanding at March 31, 2004 and
           934 shares issued and Outstanding at
           March 31, 2003 (aggregate liquidation
           preference of $18,926 at March 31, 2004
           and $7,472 at March 31, 2003)                       --          --

     Common stock, $0.001 par value, 50,000,000
           shares authorized, 14,155,276 shares
           issued and outstanding at March 31, 2004
           and March 31, 2003                                    14          14
     Additional paid-in capital                              92,320      85,283
     Accumulated deficit                                    (90,935)    (82,274)
                                                           --------    --------
          Total stockholders' equity                          1,399       3,023
                                                           --------    --------
          Total liabilities and stockholders' equity       $  6,270    $  7,590
                                                           ========    ========

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED MARCH 31,
                                                 ------------------------------
                                                   2004       2003       2002
                                                 --------   --------   --------

Net revenues                                     $  4,499   $  4,003   $  3,619
                                                 --------   --------   --------

Operating expenses:
     Production and content                         4,647      4,425      5,009
     Sales and marketing                            2,393      2,305      2,737
     Research and development                         614        626        703
     General and administrative                     1,386      1,354      1,925
     Amortization of intangibles                      353        412        476
     Write-down of long-lived assets                 --          345        782
                                                 --------   --------   --------
         Total operating expenses                   9,393      9,467     11,632

Loss from operations                               (4,894)    (5,464)    (8,013)


Interest and other income                             119         13         82
Interest and other expense                         (1,271)      (146)       (69)
                                                 --------   --------   --------
         Net loss                                  (6,046)    (5,597)    (8,000)
Preferred deemed dividend                          (2,615)       (81)    (3,189)

Cumulative cash dividend on preferred stock          --         --          (97)
                                                 --------   --------   --------
Net loss attributable to common stockholders     $ (8,661)  $ (5,678)  $(11,286)
                                                 ========   ========   ========

Basic and diluted net loss per share
     attributable to common stockholders         $  (0.61)  $  (0.41)  $  (0.83)

Weighted average shares used in computing
     basic and diluted net loss per share
     attributable to common stockholders           14,099     13,938     13,547


           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (in thousands, except Preferred Stock Shares)

                                                  Preferred          Common
                                                    Stock             Stock      Additional                               Total
                                              ---------------------------------   Paid-In     Unearned    Accumulated  Stockholders'
                                               Shares  Amount   Shares   Amount   Capital   Compensation    Deficit       Equity
                                              -------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001                            -       -    14,140   $  14    $ 78,404    $  (231)     $ (65,310)   $  12,877
Series A convertible preferred stock and
   common stock warrants issued for cash         809       -         -       -       3,205          -              -        3,205
Series B convertible preferred stock and
   common stock warrants issued for cash         125       -         -       -         466          -              -          466
Preferred deemed dividend                          -       -         -       -       3,189          -         (3,189)           -
Cash dividend on preferred stock                   -       -         -       -          97          -            (97)           -
Shares issued under employee stock plans           -       -        15       -           4          -              -            4
Warrants issued in association with
   agreements                                      -       -         -       -           3          -              -            3
Value of contingent shares issued in
   conjunction with acquisition                    -       -         -       -         108          -              -          108
Amortization of unearned compensation              -       -         -       -         (60)       174              -          114
Net loss                                           -       -         -       -           -          -         (8,000)      (8,000)
                                              ------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                          934       -    14,155      14      85,416       (57)        (76,596)       8,777


Amortization of unearned compensation              -       -         -       -           -        57               -           57
Value of contingent shares issued in
   conjunction with acquisition                    -       -         -       -          42         -               -           42
Preferred deemed dividend                          -       -         -       -           -         -             (81)         (81)
Reclassification of warrants to liabilities -
   see Note 11                                     -       -         -       -        (175)        -               -         (175)
Net loss                                           -       -         -       -           -         -          (5,597)      (5,597)
                                              ------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003                          934       -    14,155      14      85,283         -         (82,274)       3,023


Value of contingent shares issued in
   conjunction with acquisition                    -       -         -       -           5         -               -            5
Series C convertible preferred stock and
  common stock warrants issued from
  conversion of convertible notes payable      5,493       -         -       -       4,394         -               -        4,394
Series C convertible preferred stock and
  common stock warrants issued for cash        1,125       -         -       -         892         -               -          892
Preferred deemed dividend on issuance of
  Series C Convertible preferred stock             -       -         -       -       2,040         -          (2,040)           -
Preferred deemed dividend from revaluation of
  warrants issued to preferred stock holders       -       -         -       -           -         -            (575)        (575)
Reclassification of warrants to liabilities -
  see Notes 10 and 11                              -       -         -       -        (294)        -               -         (294)
Net loss                                           -       -         -       -           -         -          (6,046)      (6,046)
                                              ------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2004                        7,552   $   -    14,155   $  14    $ 92,320    $    -      $  (90,935)     $ 1,399
                                              ====================================================================================

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            YEAR ENDED MARCH 31,
                                                                                    ------------------------------------
                                                                                      2004          2003          2002
                                                                                    --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                           $ (6,046)     $ (5,597)     $ (8,000)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Write-down of long lived assets                                                    --             345           782
     Loss from retirement of assets                                                       43             2            28
     Stock-based compensation and warrant amortization                                 1,394           108           200
     Depreciation and amortization                                                       928           944         1,213
     Allowance for (recovery of) doubtful accounts                                       (10)           46            73
     Write-off of long-term receivable                                                  --            --             236
     Prepaid advertising rights usage                                                  1,050           786           809
     Changes in assets and liabilities:
         Accounts receivable                                                             (69)           53            75
         Prepaid expenses, other current assets and other assets                         (59)          326           111
         Accounts payable and accrued liabilities                                       (180)         (226)         (836)
         Deferred revenue                                                                189           355           340
                                                                                    --------      --------      --------
            Net cash used in operating activities                                     (2,760)       (2,858)       (4,969)
                                                                                    --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                      (35)           (4)           (7)
 Proceeds from asset sales                                                                15          --            --
                                                                                    --------      --------      --------
            Net cash used in investing activities                                        (20)           (4)           (7)
                                                                                    --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock, net                                          892          --           3,671
 Proceeds from issuance of common stock, net                                            --            --               7
 Proceeds from bank borrowings                                                           182            82          --
 Repayment of short-term borrowings                                                     (182)          (82)         --
 Proceeds from issuance of notes payable, net                                          2,513         1,694          --
 Principal payments under capital leases                                                 (91)         (212)         (207)
                                                                                    --------      --------      --------
            Net cash provided by financing activities                                  3,314         1,482         3,471
                                                                                    --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     534        (1,380)       (1,505)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         162         1,542         3,047
                                                                                    --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    696      $    162      $  1,542
                                                                                    ========      ========      ========

AMOUNT PAID FOR INTEREST                                                            $      6      $     35      $     68
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Adjustment in value of assets purchased under capital lease                        $   --        $     17      $   --
 Warrants issued in connection with issuance of convertible notes payable                263            65          --
 Issuance of stock and warrants in connection with acquisition                             5            42           108
 Issuance of warrants in connection with agreements                                      100             3             3
 Preferred deemed dividend in connection with preferred stock financing                2,615            81         3,189
 Dividend on preferred stock                                                            --            --              97
 Conversion of notes payable and accrued interest to preferred stock                   4,394          --            --


           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. THE COMPANY

     Salon Media Group, Inc ("Salon") is an Internet media company that produces a content Website with eight primary subject-specific sections and two online communities. One of the sections provides audio streaming. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at March 31, 2004 of $90,935. These factors raise substantial doubt about Salon's ability to continue as a going concern.

     Salon has reduced expenses, and may reduce them further, to match anticipated revenues to reach cash flow breakeven. However, until cash flow breakeven is reached, Salon will have to rely on additional investment capital or other financing alternatives. There can be no assurance that Salon will be able to obtain additional capital on terms, which are favorable, or at all.

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

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year's balances in order to conform to the current year's presentation.

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

PREPAID ADVERTISING RIGHTS

     Prepaid advertising rights are carried at cost less accumulated amortization, with amortization commensurate to the usage of such rights, and expire in January 2010.

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

REVENUE RECOGNITION

     Salon's revenues are primarily from the sale of advertising space on its Website and the sale of subscriptions to individuals. Salon recognizes advertising revenue once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Revenues are recognized ratably in the period over which Salon's obligations are fulfilled. Payments received before Salon's obligations are fulfilled are classified as "Deferred revenue" in Salon's consolidated balance sheet.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Advertisement sales agreements are generally short-term agreements, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided, as long as no significant obligations remain at the end of the period. Salon's obligations may include a fixed number of days that a Salon Access Pass advertisement is run, the guarantee of a minimum number of times that an advertisement appears in a page viewed by a visitor to Salon's Website, or a set number of Access Pass advertisements downloaded by a Website visitor. To the extent the minimum guaranteed amounts are not delivered, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are achieved, if mutually agreeable with an advertiser. If these "make good" impressions are not agreeable to an advertiser, no further revenue is recognized.

     Revenue from Salon's subscription services, which includes Salon Premium, The Well and Table Talk, is recognized ratably over the subscription period. Salon has offered Salon Premium subscriptions for periods of one month, one year and two years. In November 2002, Salon suspended offering two-year subscriptions. Well and Table Talk subscriptions are generally only for one month.

 ADVERTISING COSTS

     Salon expenses advertising costs as they are incurred. Advertising expense was $1,056, $772, and $689, for the fiscal years ended March 31, 2004, 2003, and 2002.

COMPREHENSIVE LOSS

     Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources. There were no differences between the net loss for the years ended March 31, 2004, 2003 and 2002 and comprehensive loss for those periods.

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

CONCENTRATIONS OF CREDIT RISK

            Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral. Salon provides an allowance for credit losses that it periodically adjusts to

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

reflect management's expectations of future losses. Two customers accounted for 20% and 12% respectively, of total trade accounts receivable at March 31, 2004 and two customers accounted for 24% and 19%, respectively, of total trade accounts receivable at March 31, 2003.

     No customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2004, 2003 and 2002.

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

     If Salon's compensation expense under its stock option plan had been determined pursuant to SFAS 123, Salon's net loss and net loss per share would have been as follows:

                                                                                        YEAR ENDED MARCH 31,
                                                                            --------------------------------------------
                                                                                2004            2003            2002
                                                                            ------------    ------------    ------------
Net loss attributable to common stockholders:
     As reported                                                            $    (8,661)    $    (5,678)    $   (11,286)
     Add back: stock-based employee compensation
     expense included in reported net loss                                           -             57             114

     Deduct: total stock-based compensation expense
     determined under the fair value based method, net
     of related tax                                                                (219)           (737)         (1,258)
                                                                            ------------    ------------    ------------
     Pro forma net loss attributable to common stockholders                 $    (8,880)    $    (6,358)    $   (12,430)
                                                                            ============    ============    ============

Basic and diluted net loss per share attributable common stockholders:
     As reported                                                            $     (0.61)    $     (0.41)    $     (0.83)
     Pro forma net loss per share                                           $     (0.63)    $     (0.46)    $     (0.92)

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model. Salon determined the estimated fair value of its options granted for the years ended March 31, 2003 and 2002, using the following assumptions:

                                             YEAR ENDED MARCH 31,
                                     -----------------------------------
                                       2004       2003          2002
                                     -------  ------------  ------------
Risk-free interest rates               N/A    3.25 - 4.38%  3.55 - 4.67%
Expected lives (in years)              N/A          4             4
Expected volitility                    N/A       120.0%        120.0%
Dividend yield                         N/A        0.0%          0.0%

     The weighted average grant date fair value per share of options granted during the years ended March 31, 2004, 2003, and 2002 was none, $0.08, and $0.14, respectively.

NET LOSS PER SHARE

     Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

                                                                        YEAR ENDED MARCH 31,
                                                          ------------------------------------------------
                                                               2004             2003             2002
                                                          --------------   --------------   --------------
Numerator:
   Net loss attributable to common stockholders           $      (8,661)   $      (5,678)   $     (11,286)
                                                          ==============   ==============   ==============

Denominator:
   Weighted average shares outstanding                       14,155,000       14,155,000       14,153,000
   Weighted average shares held in escrow                       (56,000)        (217,000)        (606,000)
                                                          --------------   --------------   --------------
   Weighted average shares used in computing basic
       and diluted net loss per share attributable to
       common stockholders                                   14,099,000       13,938,000       13,547,000
                                                          ==============   ==============   ==============
   Basic and diluted net loss per share attributable to
       common stockholders                                $       (0.61)   $       (0.41)   $       (0.83)
                                                          ==============   ==============   ==============

   Antidilutive securities including options, warrants
       and convertible preferred stock not included
       in loss per share calculation                        199,312,000       33,214,000       31,873,000
                                                          --------------   --------------   --------------

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

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have an adverse affect on Salon's financial position or results of operations.

NOTE 3. EMPLOYEE STOCK PURCHASE PLAN

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

NOTE 4.  401(K) SAVINGS PLAN

     Salon's 401(k) Savings Plan (the "401(k) Plan") is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms. Participants may contribute from 1% to 20% of compensation, subject to statutory limitations. Employer matching contributions are discretionary based on a certain percentage of a participant's contributions as determined by management of Salon. Salon has not made any discretionary contributions to the 401(k) Plan through March 31, 2004.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 5. BALANCE SHEET COMPONENTS
                                                                  Year Ended March 31,
                                                               --------------------------
                                                                  2004            2003
                                                               ----------      ----------
Accounts receivable, net:
         Accounts receivable                                   $      336      $      267
         Less: allowance for doubtful accounts                        (30)            (40)
                                                               ----------      ----------
                                                               $      306      $      227
                                                               ==========      ==========
Prepaid expenses and other current assets
          Prepaid lease termination fees                       $      192      $     --
          Receivable from employees                                    92              85
          Prepaid expenses                                             79              83
          Short term deposits                                          49            --
          Other receivables                                            20               1
                                                               ----------      ----------
                                                               $      432      $      169
                                                               ==========      ==========
Property and equipment, net
         Computer hardware and software                        $    1,392      $    1,717
         Leasehold improvements                                        34             976
         Furniture and office equipment                               258             457
                                                               ----------      ----------
                                                                    1,684           3,150
         Less accumulated depreciation and amortization            (1,595)         (2,691)
                                                               ----------      ----------
                                                               $       89      $      459
                                                               ==========      ==========

Other assets
         Restricted cash                                       $     --        $      420
         Other                                                        117             125
                                                               ----------      ----------
                                                               $      117      $      545
                                                               ==========      ==========

Accounts payable and accrued liabilities
         Accounts payable                                      $      348      $      709
         Salaries and wages payable                                   162             186
         Accrued services                                              68             105
         Reserve for claims                                           181             203
         Rent expense normanization                                   302            --
         Other accrued expenses                                        64              72
                                                               ----------      ----------
                                                               $    1,125      $    1,275
                                                               ==========      ==========

     Depreciation expense for the years ended March 31, 2004, 2003 and 2002 was $347, $513, and $737, respectively.

     Included in computer hardware and software, and furniture and office equipment are assets under capital leases amounting to $165 and $800 as of March 31, 2004 and March 31, 2003 respectively. The related accumulated depreciation for these assets was $156 and $632 as of March 31, 2004 and 2003, respectively.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Restricted cash at March 31, 2003 represents time deposits held at financial institutions as collateral for Salon's letters of credit pursuant to various lease agreements. During the year ended March 31, 2004, Salon forfeited the $420 restricted cash to a landlord in order to reduce the remaining term of a lease from 6.75 years to two years, reduced its office space by approximately half and reduced monthly lease payments by seventy-two percent. The resulting decrease in rent payments exceeded the balance of the forfeited deposit, which accordingly, is being expensed over the revised lease term.

NOTE 6. BANK LINE OF CREDIT

     In October 2002, Salon entered into an Accounts Receivable Purchase Agreement with a bank. Under the terms of the agreement, the bank could make advances of 60% or 80% of the face value of acceptable receivables from Salon, depending on the nature of the receivable. The aggregate advances on receivables outstanding under the agreement could not exceed $1,000, however the amount was capped at $300 until such time as Salon had $2,500 of unrestricted cash. Amounts advanced under this agreement accrued interest at prime plus 1% per annum on the average daily balance outstanding and were subject to a fee of 1.25% per month on the average daily balance outstanding. Upon collection of the outstanding receivable used as collateral for the advance, the corresponding advance was paid back to the bank along with applicable fees. As part of the agreement, Salon issued 37,500 warrants to the bank. The warrants were valued at an immaterial amount using the Black-Scholes option-pricing model, applying a contractual life of seven years, a weighted average risk-free rate of 4.375%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of seven cents. During the year ended March 31, 2003, Salon borrowed and repaid $89 leaving no amounts owed at the end of the year. During the year ended March 31, 2004, Salon borrowed and repaid $182. The agreement expired in January 2004 with no amounts owed and was not renewed.

NOTE 7.  RELATED PARTY TRANSACTIONS

     On October 10, 2000, Salon loaned its Chairman $75 with an agreed 6.3% annual interest rate with no due date. As of March 31, 2004, the loan and associated interest total $90 and is included as a component of "Prepaid expenses and other current assets" in Salon's Consolidated Balance Sheets. In addition, $1 of interest has been paid as of March 31, 2004.

     In October 2001, Salon entered into a month-to-month sublease agreement with WR Hambrecht + Co., LLC for office space in New York, NY and received $57 and $68 in rent income during the years ended March 31, 2003 and March 31, 2002, respectively. Elizabeth Hambrecht, Salon's President, Chief Financial Officer and Secretary, is the daughter of investor William Hambrecht, the Chairman and Chief Executive Officer of WR Hambrecht + Co., LLC.

     Salon issued 809 shares of Series A preferred stock in August 2001 and September 2001. Holders of Series A preferred stock include current Salon directors John Warnock with 125 shares and Robert McKay, in association with the McKay Investment Group, with 62 shares. Michael Fuchs, who ceased being a director in September 2003, holds 62 shares Series A preferred stock. William Hambrecht holds directly 75 shares of Series A preferred Stock and WR Hambrecht + Co., LLC holds 50 shares. Ms. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC.

     Salon issued 125 shares of Series B preferred stock in March 2002 to Adobe Systems, Inc. Salon Director John Warnock is Co-Chairman of the Board of Adobe Systems, Inc.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

            From July 24, 2002 through December 31, 2003 Salon issued $4,227 of promissory and convertible promissory notes to various investors and issued warrants to purchase 10,146,036 shares of common stock. The promissory notes were converted to 5,493 shares of Series C preferred stock in December 2003. Related parties pertaining to the issuance of notes were comprised of the following:

                                             PROMISSORY                SERIES C
                                                NOTE       WARRANTS     SHARES
NAME                                           AMOUNT       ISSUED      ISSUED
----------------------------------------     ---------   ----------   ----------
The Hambrecht 1980 Revocable Trust           $      50      150,000           64
WR Hambrecht + Co., LLC                             50      150,000           64
The Sarah & William Hambrecht Foundation            80       40,107          108
HAMCO Capital Corporation                          100      300,000          127
Ironstone Group, Inc                               650    1,950,000          843
                                             ---------   ----------   ----------
Total William Hambrecht related entities           930    2,590,107        1,206
                                             ---------   ----------   ----------

John Warnock                                     2,199    5,649,345        2,849
Wenner Media LLC                                   200      600,000          250
Robert McKay                                       117       58,423          158
Brian Dougherty                                     50       25,000           67
Elizabeth Hambrecht                                 25       75,000           31
GCWF Investment Partners II                         10        5,000           13
                                             ---------   ----------   ----------
Total all                                    $   3,531    9,002,875        4,574
                                             =========   ==========   ==========


Elizabeth Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and in HAMCO Capital Corporation. William Hambrecht has an ownership interest in HAMCO Capital Corporation and Ironstone Group, Inc. Jann Wenner, a Director of Salon, has a controlling interest and is the Chairman and President of Wenner Media LLC. Robert McKay is a Director of Salon. Brian Dougherty served as a Director of Salon until April 2003. GCWF Investment Partners II is an investment entity of Salon's outside legal counsel.

     In addition to converting promissory notes to shares of Series C preferred stock in December 2003, Salon received $500 from Director John Warnock for which Salon issued 625 shares of Series C preferred stock and granted warrants to purchase 1,500,000 shares of common stock. In February 2004, Salon issued 125 shares of Series C preferred stock and warrants to purchase 300,000 shares of common stock to The Hambrecht 1980 Revocable Trust and issued 125 shares of Series C preferred stock and warrants to purchase 300,000 shares of common stock to WR Hambrecht + Co, Inc.

     William Hambrecht and entities that he has a controlling interest, own 1,933,138 shares of Salon's common stock. In December 2003, Wenner Media LLC received warrants to purchase 2,000,000 shares of common stock as part of an editorial collaboration agreement. Director Jann Wenner is the Chairman and President of Wenner Media LLC.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 8. COMMITMENTS AND CONTINGENCIES

     Salon has non-cancelable operating lease agreements for its office space in San Francisco, CA that expires in February 2005, for its current office in New York, NY that expires in May 2004, for a former office in New York, NY that expires in December 2004, and for minimal office equipment. Rent expense under these operating lease agreements was $625, $1,306, and $1,472, for the years ended March 31, 2004, 2003, and 2002, respectively. Subsequent to March 31, 2004, Salon extended its lease agreement for its office in New York to expire in May 2005 and entered into a lease agreement for office space in Washington, DC.

     Salon leases minimal furniture and computer equipment under capital leases with imputed interest rates of 8.5% and 15.9%.

     In June 2003, Salon reduced the lease space, term and amount of its San Francisco office to expire in February 2005 for which the landlord retained a $420 deposit. The forfeited deposit of $420 is being expensed over the revised lease term. The lease agreement was amended again in December 2003 in which the landlord agreed to forgive $145 of prior rents owed if Salon moved to a different floor of the building being occupied by March 31, 2004, the terms of which Salon met. The forgiven rent credit will be reflected in Salon's results of operations over the remaining lease term.

     In May 2003, Salon subleased its former office in New York. The sublease agreement, which expires in December 2005, requires $395 of lease payments by Salon to the landlord and $217 of payments by the sublessor to the landlord. The sublease agreement resulted in a charge to rent expense of $180 that was included in Salon's results of operations for the year ended March 31, 2004.

     Total future minimum rental payments under capital leases and non-cancelable operating leases in effect subsequent to March 31, 2003 are as follows:

                                                        CAPITAL      OPERATING
YEAR ENDING MARCH 31,                                    LEASES        LEASES
                                                       ----------    ----------
    2005                                               $       19    $      434
    2006                                                       --            19
    2007                                                                     19
    2008                                                       --             3
                                                       ----------    ----------
        Total minimum lease payments                           19    $      475
                                                                     ==========
           Less: interest                                      (1)
                                                       ----------
        Present value of minimum lease payments                18
           Less: current portion                              (18)
                                                       ----------
        Long-term portion of capital lease obligation  $       --
                                                       ==========

     Salon has entered into various agreements in which it subleases office space. Rental income resulting from these agreements paid directly to Salon was none, $530, and $910, for the years ended March 31, 2004, 2003, and 2002, respectively. The income is recorded as an offset against rent expense.

     Salon, as permitted under Delaware law and in accordance with our Bylaws, indemnifies its officers, key employees and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at Salon's request in such capacity. The term of the indemnification period is for

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

the officer's, key employee's or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, Salon does have a Director and Officer Insurance Policy that limits Salon's exposure and enables Salon to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Salon believes the fair value of these indemnification agreements is minimal.

NOTE 9. INCOME TAXES

     Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurring operating losses. At March 31, 2004, Salon has net operating loss carry-forwards of $61,322 and $31,098 for Federal and California purposes, respectively, available to reduce future taxable income, if any. These carry-forwards expire through 2023 and 2013 for Federal and California purposes, respectively, if not utilized beforehand. At March 31, 2004, Salon has research and development credit carry-forwards of $12 and $9 for Federal and California income tax purposes, respectively. The research and development credit carry-forwards expire beginning in the year 2011.

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a company. In the event Salon had incurred a change in ownership, utilization of the carry-forwards could be significantly restricted.

     Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                     MARCH 31,
                                           -----------------------------
                                               2004             2003
                                           ------------     ------------
Net operating losses                       $     22,496     $     20,686
Other                                             1,702            2,000
                                           ------------     ------------
Total deferred tax assets                        24,198           22,686
Valuation allowance                             (24,198)         (22,686)
                                           ------------     ------------
Net deferred tax asset                     $        --      $        --
                                           ============     ============

     Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets. The difference between Salon's effective income tax rate and the federal statutory (34%) rate is as follows:

                                                  YEAR ENDED MARCH 31,
                                        ---------------------------------------
                                           2004           2003          2002
                                        ----------     ----------    ----------
Statutory tax benefit                   $   (2,945)    $   (1,930)   $   (3,860)
State taxes, net of federal benefit           (505)          (331)         (662)
Permanent differences                        1,608            105         1,472
Other                                          330           (805)          343
                                        ----------     ----------    ----------
Total                                       (1,512)        (2,961)       (2,707)
Change in valuation allowance                1,512          2,961         2,707
                                        ----------     ----------    ----------
                                        $      --      $      --     $      --
                                        ==========     ==========    ==========

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10. PROMISSORY AND CONVERTIBLE PROMISSORY NOTES PAYABLE

            The following is a recap of promissory and convertible promissory notes payable issued by Salon for working capital and general corporate use:

             Note                                Warrants                            Investors
----------------------------   ----------------------------------------------- -----------------------
                                                      Exercise price per share
                                             Number    ----------------------
          Issue Date             Amount      Issued     Original   Revised(*)   Number        Ref.
----------------------------   ----------  ----------  ----------  ----------  -----------------------
         July 24, 2002         $      714     357,021  $   0.2100  $   0.0898     11      1,2,4,7,8,9
        October 3, 2002               200           -                              1           2
       December 18, 2002              200     300,000      0.0575      0.0451      1           1
       January 26, 2003               100     150,000      0.0575      0.0451      1           2
       February 11, 2003              100     300,000      0.0575      0.0451      1           6
        March 12, 2003                100     300,000      0.0460      0.0417      1           6
        March 18, 2003                100     300,000      0.0460      0.0417      1           2
        March 25, 2003                200     600,000      0.0460      0.0417      2          2,6
                               ----------  ----------
Total as of March 31, 2003          1,714   2,307,021
                               ----------  ----------

        April 10, 2003                200     600,000      0.0460      0.0417      2          2,6
        April 29, 2003                200     600,000      0.0575      0.0451      2          2,6
         May 28, 2003                 300     900,000      0.0575      0.0451      1           2
         June 12, 2003                100     300,000      0.0575      0.0451      1           4
         June 26, 2003                100     300,000      0.0575      0.0451      1           1
         July 10, 2003                248     744,015      0.0460      0.0417      3         1,2,5
         July 30, 2003                100     300,000      0.0345      0.0345      1           2
        August 29, 2003               165     495,000      0.0345      0.0345      3         1,2,3
      September 12, 2003              100     300,000      0.0575      0.0451      1           2
      September 29, 2003              100     300,000      0.0805      0.5181      1           2
        October 6, 2003               100     300,000      0.0805      0.5181      1           6
       October 10, 2003               100     300,000      0.0575      0.0451      1           2
       October 30, 2003               150     450,000      0.0575      0.0451      2          2,6
       November 12, 2003              100     300,000      0.0690      0.0484      1           2
       November 24, 2003              150     450,000      0.0575      0.0451      2          2,5
       December 10, 2003              200     600,000      0.0575      0.0451      1          10
       December 11, 2003              100     300,000      0.0575      0.0451      1           2
                               ----------  ----------
Total all issued               $    4,227   9,846,036
                               ==========  ==========

* Exercise price revised pursuant to an anti-dilution provision in applicable warrant SALON MEDIA GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AMOUNTS IN
                   THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Investor References for table in prior page:

1.   Non-related party investor.
2.   Investment by John Warnock, Director of Salon.
3.   Investment by Salon's President, Chief Financial Officer, and Secretary.
4. Investment by the father of Salon's President, Chief Financial Officer, and Secretary.
5. Investment by entity that Salon's President, Chief Financial Officer, and Secretary and father have an ownership interest in.
6. Investment by entity that the father of Salon's President, Chief Financial Officer, and Secretary has an ownership interest in.
7.   Investment by Robert McKay, Director of Salon
8.   Investment by Brian Dougherty, former Director of Salon
9.   Investment by outside legal counsel of Salon
10. Investment by Wenner Media LLC, which included an additional issuance of 2,000,000 warrants for editorial collaboration between Wenner Media LLC and Salon. On January 15, 2004, the President of Wenner Media LLC joined Salon's Board of Directors.


     On December 31, 2003, Salon issued Salon Director John Warnock warrants to purchase 300,000 shares of common stock at $0.0345 per share for the promissory note issued on October 3, 2002 for which no warrants had previously been issued.

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

     On December 30, 2003 Salon converted $4,227 of notes, which represented all amounts then owed under various note agreements, $167 of accrued interest on such notes, and $500 in cash from a Director of Salon, to 6,118 shares of Salon's Series C preferred stock, based on a purchase price of $800 per share. The gross proceeds of $500, less $8 of legal were used for working capital and other general corporate purposes. In addition, warrants to purchase 1,500,000 shares of Salon's common stocks, at an exercise price of $0.0345 per share, were issued to the Director and valued at $31. As Salon has an insufficient number of authorized common shares to satisfy all obligations under convertible instruments, warrant agreements and options, the value of these warrants was reclassified to a component of warrants payable in Salon's consolidated balance sheet as of March 31, 2004.

     The warrants issued in conjunction with the convertible promissory notes payable contained anti-dilution protection. The issuance of Series C preferred stock triggered the anti-dilution protection of warrants issued with an exercise price in excess of $0.0345 per share and is reflected in the prior table.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 11. STOCKHOLDERS' EQUITY

PREFERRED STOCK

     Salon has 5,000,000 shares of preferred stock authorized, whose preferences, rights and privileges are to be decided by the Board of Directors, authorized in April 1999.

     On August 9, 2001 and September 13, 2001, Salon issued 809 shares of Series A convertible ("Series A") preferred stock at $4,000 per share, and issued warrants to purchase 6,472,000 shares of common stock at an exercise price of $0.2875 per share, for net proceeds of $3,205. On March 7, 2002 Salon issued 125 shares of Series B convertible ("Series B") preferred stock at $4,000 per share, and issued a warrant to purchase 1,414,827 shares of common stock at an exercise price of $0.21 per share, for net proceeds of $466.

     As mentioned in Note 10, on December 30, 2003 Salon issued 6,118 shares of Series C convertible ("Series C") preferred stock. On February 10, 2004, Salon issued an additional 500 shares of Series C preferred stock and received $400 in cash from two investors, one of which is the father of Salon's President, Chief Financial Officer and Secretary. In addition, warrants to purchase 1,200,000 shares of common stock at an exercise price $0.0345 per share were issued and valued at $263. As Salon has an insufficient number of authorized common shares to satisfy all obligations under convertible instruments, warrant agreements and options, the value of these warrants was reclassified to a component of warrants payable in Salon's consolidated balance sheet as of March 31, 2004.

     The holders of Series A, B, and C preferred stock are entitled to certain rights and preferences that include cumulative and accrued dividends of 8.0% annually when, as and if declared by the Board of Directors. The holders of preferred stock are entitled, in the event of a liquidation, either voluntary, involuntary, liquidation, merger, sale of all or substantially all the assets of Salon, dissolution or winding up the affairs of Salon, prior and in preference to distributions of assets of Salon made to holders of common stock. The holders of Series C preferred stock are entitled to receive prior and in preference to distributions of assets of Salon made to holders of common stock, Series A and Series B preferred stock, an amount equal to $1,600 per share of Series C preferred stock. After this initial distribution, the holders of Series A and Series B preferred stock are entitled to a distributions to be made prior to and in preference to holders of common stock in an amount equal to $8,000 per share of Series A and B preferred stock if available. If any assets remain after initial distributions to the Series A, B and C preferred stock holders, the holders of Series A, B and C preferred stock are entitled to participate with the holders of common stock in a distribution of the remaining assets of Salon available to stockholders ratably in proportion to the shares of common stock held by them and the shares of common stock which they have the right to acquire upon conversion of the shares of preferred stock, with the holders of Series A and B preferred stock being entitled to receive a maximum $4,000 per share in this distribution. The holders of preferred stock own approximately 95% of the common stock or shares of common stock that they have the right to acquire upon conversion their shares of preferred stock.

     The holders of preferred stock, are entitled to vote together with the holders of Salon's common stock as though part of that class, and are entitled to vote on all matters and to that number of votes equal to the largest number of whole shares of common stock into which the shares of preferred stock could be converted.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Each share of Series A and B preferred stock is convertible at the option of the holder into shares of common stock at any time. The Series C preferred stock can be converted to common stock after Salon has amended its Certificate of Incorporation, and upon securing the requisite approval of Salon's Board of Directors and stockholders, to increase the authorized number of shares of common stock. The Series A, B and C preferred stock conversion price is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon stock issuances.

     The Series A preferred stock was originally convertible into common stock of Salon at the conversion rate determined by dividing the Series A preferred stock per share price of $4,000 by the Series A Conversion Price of $0.25, or at the rate of one share of Series C preferred stock to 16,000 shares of common stock. The Series B preferred stock was originally convertible into common stock of Salon at the conversion rate determined by dividing the Series B preferred stock per share price of $4,000 by the Series A Conversion Price of $0.1767, or at the rate of one share of Series C preferred stock to 22,637 shares of common stock. The Series C preferred stock is convertible into common stock of Salon at the conversion rate determined by dividing the Series C Preferred Stock per share price of $800 by the Series C Conversion Price of $0.04, or at the rate of one share of Series C preferred stock to 20,000 shares of common stock. The March 2002 issuance of Series B preferred stock triggered the anti-dilution provision of the Series A preferred holders, resulting in the conversion price of the Series A preferred stock to common stock declining from $0.25 per share to $0.24338 per share, while increasing the convertible shares of Series A preferred stock from 12,944,000 shares of common stock to 13,296,306 shares of common stock. The issuance of Series C preferred stock during the year ended March 31, 2004 again triggered the anti-dilution provisions of the Series A and B preferred stock holders. As of March 31, 2004, the Series A Conversion Price has been adjusted to $0.09959, or at the rate of one share of Series A preferred stock to approximately 40,165 shares of common stock and the Series B Conversion Price has been adjusted to $0.08003, or at the rate of one share of Series B preferred stock to approximately 49,982 shares of common stock. The 809 shares of Series A preferred stock can be converted to approximately 32,493,000 common stock shares, the 125 shares of Series B preferred stock can be converted to approximately 6,248,000 common stock shares and the 6,618 shares of Series C preferred stock can be converted to approximately 132,360,000 common stock shares. No conversion of preferred stock to common stock occurred as of March 31, 2004.

     The warrants issued in conjunction with the issuance of Series A and B are also subject to anti-dilution protection. The March 2002 issuance of warrants to acquire 1,414,827 shares of common stock at $0.21 per share to the holder of Series B preferred stock triggered such a provision. Therefore, the exercise price of warrants to acquire 6,472,000 shares of common stock held by the Series A preferred stock holders declined from $0.2875 per share to $0.27688 per share as of March 31, 2003. The issuance of Series C preferred stock reduced the exercise price of the warrants issued to the Series A preferred holders to $0.11334 per share and reduced the exercise price of the warrants issued to the Series B preferred holder to $0.0898 per share.

     A covenant of issuing Series B preferred stock was that Salon hold a stockholders meeting to approve the terms of the Series B preferred stock and the warrant no later than October 31, 2002. No such meeting has been held as of March 31, 2004. Salon anticipates soliciting the approval of its stockholders regarding the conversion of the Series B preferred stock and the issuance and sale of the warrant by December 31, 2004.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The difference between the offering price of the Series A preferred stock and the fair value of the common stock into which the preferred stock is convertible on the dates of the transactions, resulted in a beneficial conversion feature in the amount of $2,257. The allocation of proceeds between preferred stock and warrants and the immediate redemption feature of the preferred stock resulted in an immediate accretion of the preferred stock in the amount of $932. The warrants were valued using the Black-Scholes option-pricing model, assuming no dividend yield, an expected volatility of 100%, contractual life of five years and a risk-free interest rate of 4.5%. The aggregate value of the beneficial conversion feature and immediate accretion, of $3,189, is reflected as a preferred dividend in the consolidated statements of operations for the year ended March 31, 2002. In addition, an 8% cash dividend of $97 was accrued to the holders of the preferred stock. As of March 31, 2004, no cash dividend has been paid.

     Neither the Series A, B or C Preferred Stock, the associated warrants, nor the underlying shares of common stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

CONVERTIBLE PREFERRED STOCK WARRANTS

     In July 1998, Salon issued a warrant to purchase 79,000 shares of Old Series B preferred stock at an exercise price of $3.16 per share in connection with an online distribution agreement. Salon valued the warrant at $217 using the Black-Scholes option pricing model and amortized this amount to sales and marketing expense through its fiscal year ended March 31, 2000 in its Consolidated Statement of Operations. Upon completion of the initial public offering, the warrant was converted to the right to purchase an equivalent number of Salon's common stock at the same exercise price per share. The warrant expired in July 2003 without being exercised.

     In September 1998, Salon issued warrants to purchase up to 220,000 shares of common stock at an exercise price of $0.52 per share in connection with the sale of Old Series C convertible preferred stock. Salon valued the warrants at $615 using the Black-Scholes option-pricing model and applied the amount to additional paid-in capital. The allocation of proceeds between convertible preferred stock and warrants resulted in a beneficial conversion feature in the amount of $271 that was reflected as a preferred deemed dividend in the Consolidated Statement of Operations for the fiscal year ended March 31, 1999. Upon completion of the initial public offering, the warrant was converted to the right to purchase an equivalent number of Salon's common stock at the same exercise price per share. The warrants may be exercised at any time within 10 years after issuance and expire in September 2008. As of March 31, 2004, warrants to purchase 173,000 shares of common stock were exercisable.

     In April 1999, Salon issued warrants to purchase 148,000 shares of Old Series C preferred stock at an exercise price of $3.88 per share. Salon valued the warrants using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk-free interest rate of 5.14%, an expected dividend yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrants of $1.4 million was netted against the proceeds from Salon's initial public offering. Upon completion of the initial public offering, the warrants were converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price per share. The warrants expired in April 2004 without being exercised.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     In April 1999, Salon issued warrants to purchase 26,000 shares of Old Series C preferred stock at an exercise price of $3.88 per share. Salon valued the warrant using the Black-Scholes option pricing model, applying a contractual life of 5 years, a weighted average risk-free interest rate of 5.14%, an expected dividends yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrants of $244 was amortized through Salon's fiscal year ending March 31, 2002 as a component of sales and marketing expense in the Consolidated Statement of Operations. Upon completion of Salon's initial public offering, the warrants were converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price per share. The warrants expired in April 2004 without being exercised.

COMMON STOCK WARRANTS NOT ASSOCIATED WITH ISSUANCE OF SERIES A OR B PREFERRED STOCK

     In June 1999, Salon issued warrants to purchase 6,000 shares of common stock at an exercise price of $10.06 per share in return for marketing consulting work. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 5 years, a weighted average risk-free interest rate of 5.5%, an expected dividend yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.06. The fair market value of the warrants of $47 was amortized through Salon's fiscal year ending March 31, 2002 as a component of sales and marketing expense in the Consolidated Statement of Operations. The warrants may be exercised at any time within five years after issuance and expire in June 2004. The warrants have not been exercised as of March 31, 2004.

     In January 2002, Salon issued warrants to purchase 30,000 shares of common stock at an exercise price of $0.15 per share in return for marketing consulting work. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 5 years, a weighted average risk-free interest rate of 4.15%, an expected dividend yield of zero percent, a volatility of 100% and a deemed fair value of common stock of $0.12. The fair market value of the warrants of $3 was amortized through Salon's fiscal year ending March 31, 2002 as a component of sales and marketing expense in the Consolidated Statement of Operations. The warrants may be exercised at any time within five years after issuance and expire in June 2007. The warrants have not been exercised as of March 31, 2004.

     In October 2002, Salon issued warrants to purchase 37,500 shares of common stock at an exercise price of $0.05 per share to secure an account receivable purchase agreement with a bank. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 7 years, a weighted average risk-free interest rate of 3.0%, an expected dividend yield of zero percent, a volatility of 120% and a deemed fair value of common stock of $0.07. The fair market value of the warrants of $2 was amortized through Salon's fiscal year ending March 31, 2003 as a component of interest and other expense in the Consolidated Statement of Operations. The issuance of Series C preferred stock triggered an anti-dilution provision of the warrant agreement, increasing the number of warrants to 44,285 and lowering the exercise price to $0.0431. The warrants may be exercised at any time within seven years after issuance and expire in October 2009. The warrants have not been exercised as of March 31, 2004.

     In October 2003, Salon issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share to its former President and Chief Executive Officer. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 2 years, a weighted average risk-free interest rate of 1.625%, an expected dividend yield of zero percent, a volatility of 120% and a deemed fair value of common stock of $0.05. The fair market value of the warrants of $31 was amortized through Salon's fiscal year ending March 31, 2004 as a component of general and

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

administrative expense in the Consolidated Statement of Operations. The warrants may be exercised at any time within two years after issuance and expire in October 2005. The warrants have not been exercised as of March 31, 2004.

            In December 2003, Salon issued warrants to purchase 2,000,000 shares of common stock at an initial exercise price of $0.0575 per share as part of an editorial collaboration agreement with a publisher. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 3 years, a weighted average risk-free interest rate of 2.375%, an expected dividend yield of zero percent, a volatility of 120% and a deemed fair value of common stock of $0.05. The fair market value of the warrants of $69 will be amortized over a twelve-month period as a component of production and content in the Consolidated Statement of Operations, of which $17 was amortized for the fiscal year ending March 31, 2004. The warrants may be exercised at any time within three years after issuance and expires in December 2006. The warrants have not been exercised as of March 31, 2004.

CONVERTIBLE SECURITIES ISSUED IN EXCESS OF AUTHORIZED SHARES OF COMMON STOCK

     Salon's charter allows for the issuance of 50,000,000 shares of common stock, which is insufficient to satisfy all obligations under convertible instruments, warrant agreements and options. The inadequacy was originally triggered with the issuance of convertible notes that did not stipulate a maximum number of shares upon conversion and continues to be triggered by the fact that 6,618 shares of Series C preferred stock could be converted to 132,360,000 shares of common stock. Therefore, due to the inadequacy of authorized shares of common stock, the value of warrants issued is classified as a long-term liability, with the fair value re-measured at each balance sheet period or upon an anti-dilution triggering event of the underlying security agreement. The initial triggering event occurred with the issuance of convertible notes on July 24, 2002 resulting in all the then outstanding warrants being classified as long-term liabilities at a fair value of $175 on that day. All outstanding warrants were re-measured as of March 31, 2003 resulting in a charge of $114, of which $81 related to warrants issued in conjunction with the issuances of preferred stock, and was recorded as a preferred deemed dividend in Salon's results of operations for the year then ended. The outstanding warrants as of March 31, 2004 were again re-measured as of that day, which resulted in a cumulative charge of $1,610, of which $575 related to warrants issued in conjunction with the issuances of preferred stock, and was recorded as a preferred deemed dividend in Salon's results of operations for the year then ended.

COMMON STOCK ISSUED FOR PREPAID ADVERTISING RIGHTS

     In December 1999, Salon issued 1,125,000 shares of common stock, representing approximately 10% of Salon's then outstanding common stock to a broadcasting company in exchange for $11,800 in advertising and promotional time to be delivered over ten years. Based on the then closing price of Salon's common stock, Salon recorded the value of the services to be rendered at $8,100 that it is amortizing as used. To date, the broadcasting company has delivered $5,374 of advertising and promotion time.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 12. GOODWILL AND INTANGIBLE ASSETS

     In accordance with FASB No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill amortization was discontinued as of March 31, 2002. The carrying value of goodwill at March 31, 2004 and March 31, 2003 was $200 and has been found not to be impaired.

     The following table reflects consolidated results as if Salon had followed the non-amortization provision of SFAS No. 142 for all periods presented as of March 31 of each year:

                                                    2004       2003       2002
                                                 ---------  ---------  ---------
Reported net loss attributable to common
  stockholders                                   $   8,661      5,678  $  11,286
Goodwill amortization                                             --         133
                                                 ---------  ---------  ---------
Adjusted net loss attributable to common
  stockholders                                   $   8,661  $   5,678  $  11,153
                                                 =========  =========  =========

Basic and diluted net loss per share
  attributable to common stockholders            $    0.61  $    0.41  $    0.83
Goodwill amortization                                  --         --        0.01
                                                 ---------  ---------  ---------
Adjusted basic and diluted net loss per share
  attributable to common stockholders            $    0.61  $    0.41  $    0.82
                                                 =========  =========  =========

     The following table sets forth information concerning Salon's intangible assets as of March 31, 2004:

                                          Gross                        Net
                                         Carrying     Accumulated    Carrying
                                          Amount     Amortization     Amount
                                       ------------  ------------  ------------
Trade name                             $      1,200  $      1,200  $        --
Proprietary technology                          355           355           --
Audio technology                                158           158           --
                                       ------------  ------------  ------------
Total intangible assets subject
  to amortization                      $      1,713  $      1,713  $        --
                                       ============  ============  ============

Goodwill                               $      3,555  $      3,355  $        200
                                       ------------  ------------  ------------
Total intangible assets not subject
  to amortization                      $      3,555  $      3,355  $        200
                                       ============  ============  ============

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following table sets forth information concerning Salon's intangible assets as of March 31, 2003:

                                           Gross                        Net
                                          Carrying     Accumulated    Carrying
                                           Amount     Amortization     Amount
                                        ------------  ------------  ------------
Trade name                              $      1,200  $        960  $        240
Proprietary technology                           355           284            71
Audio technology                                 158           121            37
                                        ------------  ------------  ------------
Total intangible assets subject to
  amortization                          $      1,713  $      1,365  $        348
                                        ============  ============  ============

Goodwill                                $      3,555  $      3,355  $        200
                                        ------------  ------------  ------------
Total intangible assets not subject
  to amortization                       $      3,555  $      3,355  $        200
                                        ============  ============  ============

     No amortization of intangibles expense will be incurred in future period.

NOTE 13. EMPLOYEE STOCK OPTION PLAN

     Under the Salon Internet, Inc. 1995 Stock Option Plan ("Salon Plan") incentive and nonqualified stock options may be granted to officers, employees, directors and consultants of Salon. Options vest over periods of one to four years and have terms of ten years. The exercise price of options is determined by the Board of Directors and is generally at least equal to the fair market value of the stock on the grant date. Salon does not have any option plans not approved by shareholders. At March 31, 2004, 2003, and 2002, Salon had 3,336,000, 1,151,000, and 559,000, shares, respectively, authorized and available for grants under this plan.

     The following table summarizes activity under Salon's Plan from March 31, 2001 through March 31, 2004:

                                                          Weighted
                                                          Average
                                       Number of          Exercise
                                        shares             Price
                                      -----------       -----------
Balance March 31, 2001                  3,509,000       $      3.43
Options granted                         4,206,000       $      0.17
Options terminated                       (972,000)      $      1.99
Options exercised                         (15,000)      $      0.32
                                      -----------
Balance March 31, 2002                  6,728,000       $      1.61
Options granted                            69,000       $      0.10
Options terminated                       (661,000)      $      1.36
Options exercised                             --        $       --
                                      -----------
Balance March 31, 2003                  6,136,000       $      1.62
Options granted                               --        $       --
Options terminated                     (2,185,000)      $      1.83
Options exercised                             --        $       --
                                      -----------
Balance March 31, 2004                  3,951,000       $      1.50
                                      ===========

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table summarizes information about stock options outstanding at March 31, 2004:

                           Options Outstanding           Options Exercisable
                  ------------------------------------  ----------------------
                                 Weighted
                                 Average      Weighted                Weighted
                   Number of    Remaining     Average    Number of    Average
   Range of         Shares     Contractual    Exercise     Shares     Exercise
Exercise Prices   Outstanding  Life (Years)    Price    Exercisable    Price
---------------   -----------  ------------  ---------  -----------  ---------
$0.06 - $ 0.06         8,000       8.5       $    0.06       3,000   $   0.06
$0.11 - $ 0.14     2,035,000       7.5            0.14   1,237,000       0.14
$0.20 - $ 0.20       225,000       3.1            0.20     225,000       0.20
$0.32 - $ 0.37       687,000       6.6            0.36     644,000       0.36
$0.52 - $ 0.52        31,000       4.5            0.52      31,000       0.52
$1.38 - $ 2.00       376,000       6.3            1.86     333,000       1.86
$2.92 - $ 3.63       120,000       5.0            2.98     119,000       2.97
$5.06 - $ 5.25        43,000       5.2            5.22      43,000       5.22
$8.50 - $10.06       426,000       5.3            9.51     426,000       9.51
                  -----------                           -----------
                   3,951,000       6.6       $    1.50   3,061,000   $   1.87
                  ===========                           ===========

     At March 31, 2003 and 2002 options to purchase 3,589,000 and 1,900,000 shares of common stock, respectively, were exercisable.

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

                                             YEAR ENDED MARCH 31,
                                   ---------------------------------------
                                      2004          2003           2002
                                   ----------    ----------     ----------
Production and content             $      --     $       35     $       72
Sales and marketing                       --             21             55
Research and development                  --            --             (22)
General and administrative                --              1              9
                                   ----------    ----------     ----------
                                   $      --     $       57     $      114
                                   ==========    ==========     ==========

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 14. SUBSEQUENT EVENTS

            On June 4, 2004, Salon received $500 from the issuance of 417 shares of Series D-1 preferred stock and warrants to purchase approximately 807,000 shares of common stock. The investors included Salon Director John Warnock, William Hambrecht, the father of Elizabeth Hambrecht, Salon's President, Chief Financial Officer and Secretary, and an entity that Mr. Hambrecht and Ms. Hambrecht have an ownership interest therein. The 417 shares of Series D-1 preferred stock can be converted to approximately 5,381,000 shares of common stock after Salon has amended its Certificate of Incorporation and upon securing approval by the Board of Directors and stockholders to increase the authorized number of shares of Salon's common stock.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             Net Loss       Loss per share
                                          Attributable to   Attributable to
                  Net         Gross           Common           Common
Quarter         Revenues      Margin       Stockholders     Stockholders
----------      --------     ---------     ------------     ------------
2004
    1st         $  1,045     $    (144)    $     (1,320)    $     (0.09)
    2nd            1,086           130           (1,198)          (0.09)
    3rd            1,273           204           (1,187)          (0.08)
    4th            1,095          (338)          (4,956)          (0.35)
                --------     ---------     ------------
    Total       $  4,499     $    (148)    $     (8,661)    $     (0.61)
                ========     =========     ============

2003
    1st         $    972     $    (201)     $    (1,663)    $     (0.12)
    2nd            1,023          (198)          (1,481)          (0.11)
    3rd            1,140            36           (1,256)          (0.09)
    4th              868           (59)          (1,278)          (0.09)
                --------     ---------     ------------
    Total       $  4,003     $    (422)     $    (5,678)    $     (0.41)
                ========     =========     ============

The sum of the quarterly net loss per share amounts may not equal the full-year amounts since the computation of the weighted average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a)  Previous independent accountants

     (i) On October 30, 2003, PricewaterhouseCoopers LLP declined to stand for reappointment as Salon's independent accountant after the filing of the Form 10-Q for Salon for the quarter ended September 30, 2003, which Form 10-Q was filed by Salon on November 13, 2003. Therefore, PricewaterhouseCoopers LLP ceased serving as Salon's independent accountant as of November 13, 2003.

     (ii) The reports of PricewaterhouseCoopers LLP on the financial statements as of and for the two fiscal years ended March 31, 2003 and 2002 contained an explanatory paragraph that expressed substantial doubt regarding the Registrant's ability to continue as a going concern. Such reports did not contain any other adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle.

     (iii) In connection with its audits as of and for the two fiscal years ended March 31, 2003 and 2002 and through November 13, 2003, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference thereto in their report on the financial statements for such years.

     (iv) During the two fiscal years ended March 31, 2003 and 2002 and through November 13, 2003, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

     (v) Salon requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated November 26, 2003 was filed as Exhibit 16.2 to a Form 8-K/A filed on November 26, 2003.

(b)  New independent accountants

     (i) Salon engaged Burr, Pilger & Mayer LLP as its new independent accountant on October 31, 2003. During the two most recent fiscal years ended March 31, 2003 and through the six month interim period ended September 30, 2003, and through October 30, 2003, Salon did not consult with Burr, Pilger & Mayer LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Salon's financial statements, and neither a written report was provided to Salon or oral advice was provided that Salon concluded was an important factor considered by Salon in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the year ended March 31, 2004, Salon carried out an evaluation, under the supervision and with the participation of members of Salon's management, including Salon's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Salon's disclosure controls and procedures. Based upon that evaluation, Salon's Chief Executive Officer and Chief Financial Officer have concluded that Salon's disclosure controls and procedures are effective.

     During the most resent quarter, there were no significant changes in Salon's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     Salon's executive officers and directors as of March 31, 2004 are as follows:

Name                       Age   Position
------------------------   ---   ---------------------------------------------
David Talbot                52   Chairman of the Board, Editor-in-Chief, Chief
                                 Executive Officer
Michael O'Donnell(1)        40   Chief Executive Officer, President, Director
                                 (former)
Elizabeth Hambrecht         41   President, Chief Financial Officer, and
                                 Secretary
Melissa Barron              46   Senior Vice President, Sales
Sidney Blumenthal           55   Senior Vice President, Editorial Development
Patrick Hurley              42   Senior Vice President, Business Operations
Scott Rosenberg             44   Senior Vice President, Editorial Operations
Robert Ellis(5)             68   Director
Michael Fuchs(2)            58   Director (former)
George Hirsch(3,5)          69   Director
Robert McKay                40   Director
James H. Rosenfield(5,6)    75   Director
John Warnock                63   Director
Jann Wenner(4)              58   Director

     (1) Resigned in October 2003
     (2) Resigned in September 2003
     (3) Director effective April 3, 2003
     (4) Director effective January 15, 2004
     (5) Member of Audit Committee
     (6) Member of Compensation Committee


     DAVID TALBOT co-founded Salon in 1995. He has served as Editor-in-Chief since Salon's incorporation. He served as Chief Executive Officer from 1995 through April 1999 and again starting in October 2003. He became Chairman of the Board in April 1999. From 1990 to 1995, Mr. Talbot was the Arts & Features editor for the San Francisco Examiner newspaper. Mr. Talbot has co-authored three books and written for numerous publications including The New Yorker, Rolling Stone and Playboy. Mr. Talbot holds a Bachelor of Arts degree in sociology from the University of California at Santa Cruz.

     ELIZABETH HAMBRECHT has served as Salon's President since October 2003 and as Chief Financial Officer, and Secretary since May 2003. From 1999 to March 2003, she was the co-founder and Director of Asiacontent.com. From 1997 to 2000 she was the co-founder, Chief Financial Officer and Director of Boom.com. From 1992 to 1995 she was Executive Director at Goldman Sachs (Hong Kong) Ltd. From 1987 to 1992 she was Assistant Director at Barings Securities (Hong Kong) Ltd. Ms Hambrecht holds a Bachelor of Arts degree in history from Vassar College

     MELISSA BARRON has served as Salon's Senior Vice President, Sales since October 2003. From 2001 to 2003, she served as Vice President, Western Region Sales. Upon joining Salon in April 1999 to 2001 she served as a Senior Sales Manager. From 1996 to 1997 she held various advertising positions with Conde Nast Publications, Inc. and The New Yorker. From 1987 to 1996, she was initially an Advertising Account Manager and then Western Sales Manager for Fairchild Publications. From 1984 to 1987 she was a buyer for Nordstrom, a retail merchant. Ms. Barron holds a Bachelor of Science degree in environmental planning and management from University of California, Davis.

     SIDNEY BLUMENTHAL has served as Salon's Senior Vice President, Editorial Development since February 2004. He is also currently a columnist for The Guardian of London. Mr. Blumenthal is former assistant and senior adviser to President Bill Clinton. He has been a staff writer for The New Yorker, The Washington Post and The New Republic, and contributing editor for Vanity Fair. He is the author of numerous books, including "The Clinton Wars" (2003), "Pledging Allegiance: The Last Campaign of the Cold War" (1990), "Our Long National Daydream: A Pageant of the Reagan Era" (1988), co-editor of "The Reagan Legacy" (1988), "The Rise of the Counter-Establishment" (1986), and "The Permanent Campaign" (1980). His play, "This Town," was originally produced by LA TheatreWorks in 1995 and then around the country. He was associate producer of the major motion picture "Max," released in 2003. Mr. Blumenthal graduated from Brandeis University in 1969 with a Bachelor of Arts degree in American Studies.

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

     ROBERT MCKAY has served as a Director of Salon since August 2001. He has served as the President of the McKay Family Foundation since its inception in 1992, which supports community-based activist organizations working for long-term social and economic change. Mr. McKay is also the Managing Partner for the McKay Investment Group, which provides venture capital for early-stage technology and consumer product companies. He also serves actively on a number of corporate and foundation boards. Mr. McKay received his B.A. degree in Political Science and Sociology from Occidental College, and his M.A. in Social and Public Policy from the University of California, Berkeley.

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

     JOHN WARNOCK has served as a Director of Salon since August 2001. He was a founder of Adobe Systems and has been its Chairman of the Board since April 1989. Since September 1997, he has shared the position of Adobe Chairman of the Board with Charles M. Geschke. Dr. Warnock served as Chief Executive Officer of Adobe from 1982 through December 2000. In December 2000, Dr. Warnock assumed the role of Chief Technical Officer in addition to that of Chairman of the Board. Dr. Warnock received a Ph.D. in Electrical Engineering from the University of Utah. Mr. Warnock serves as a Director for Knight Ridder, Inc., a publisher of news and information in digital and hard copy formats.

     JANN WENNER has served as a Director of Salon since January 2004. In 1967, Mr. Wenner founded Rolling Stone Magazine, which was published by Straight Arrow Publishers, Inc. (SAP, Inc.), a corporation wholly owned by Mr. Wenner and his family. Mr. Wenner has served as president and chairman of SAP, Inc., and its wholly owned limited liability company, Wenner Media LLC, since their inception. In 1992 Mr. Wenner founded Men's Journal, also published through a wholly owned limited liability company owned by Wenner Media LLC. In 1985 Mr. Wenner purchased a minority interest in Us Magazine and in 1989 purchased the remaining interest. In 2000, Us changed to a weekly frequency and today is published through a joint venture with the Walt Disney Company. Mr. Wenner also serves as Vice-Chairman of the Rock and Roll Hall of Fame Foundation, Inc.

AUDIT COMMITTEE FINANCIAL EXPERT

     The Board of Directors has determined that the Audit Committee does not have at least one Audit Committee Financial Expert. As such, the Audit Committee is composed of disinterested Directors who are not officers of Salon. Salon will make every effort in the coming year to identify qualified candidates to serve on the audit committee as an audit committee financial expert.

NOMINATION OF DIRECTORS

     There has been no material change to the way in which security holders may nominate directors.

CODE OF CONDUCT

     Salon has adopted a Code of Conduct and Policy Regarding Reporting of Possible Violations (the "Code of Conduct"). The Code of Conduct can be found at Salon's website at WWW.SALON.COM under the caption "About Salon."

ITEM 11. EXECUTIVE COMPENSATION

            The following table sets forth information concerning the compensation during the fiscal years ended March 31, 2004, March 31, 2003 and March 31, 2002 of the Chief Executive Officers and the four other most highly compensated current and former executive officers.

                           SUMMARY COMPENSATION TABLE
                                                                            LONG TERM
                                                                           COMPENSATION
                                                                            ON AWARDS
                                                                            ----------
                                                 ANNUAL COMPENSATION        SECURITIES
                                             ---------------------------    UNDERLYING     ALL OTHER
    NAME AND PRINCIPAL POSITION              YEAR     SALARY    BONUS(1)     OPTIONS     COMPENSATION
-----------------------------------------    ----    --------   --------    ----------   ------------
Michael O'Donnell(2).....................    2004    $201,250   $    --          --        $     --
     (Former) Chief Executive                2003    $191,250   $    --          --        $     --
     Officer and President                   2002    $191,250   $    --      440,000       $     --

David Talbot.............................    2004    $191,250   $    --          --        $     --
     Chairman, Chief Executive               2003    $191,250   $    --          --        $     --
     Officer and Editor in Chief             2002    $191,250   $    --      440,000       $     --

Elizabeth Hambrecht......................    2004    $130,000   $    --          --        $     --
     President, Chief Financial              2003    $    --    $    --          --        $     --
     Officer, and Secretary                  2002    $    --    $    --          --        $     --

Robert O'Callahan(3).....................    2004    $ 48,229   $    --          --        $     --
     (Former) Chief Financial Officer,       2003    $148,750   $    --          --        $     --
     Treasurer and Secretary                 2002    $148,750   $    --      240,000       $     --

Patrick Hurley...........................    2004    $148,750   $    --          --        $     --
     Senior Vice President - Business        2003    $148,750   $  1,711         --        $     --
     Operations                              2002    $148,750   $    --      165,000       $     --

Scott Rosenberg..........................    2004    $148,750   $    --          --        $     --
     Senior Vice President - Editorial       2003    $148,750   $  1,711         --        $     --
     Operations                              2002    $148,750   $    --      170,000       $     --

Melissa Barron...........................    2004    $130,000   $ 33,527         --        $     --
     Senior Vice President - Sales           2003    $130,000   $  7,185         --        $     --
                                             2002    $121,250   $ 38,934      97,500       $     --


     (1) Bonuses are principally based on performance and are shown in the year earned
     (2) Salary amounts include severance payments of $95,625 and $10,000 for unused vacation leave
     (3)  Salary amounts include $9,897 for unused vacation leave


STOCK OPTIONS GRANTED IN FISCAL 2004

     None of the individuals named in the Summary Compensation Table received any option grants during the fiscal year ended March 31, 2004.

OPTION EXERCISES AND FISCAL 2004 YEAR-END VALUES

     The following table sets forth information concerning unexercised options to purchase Salon's Common Stock held as of March 31, 2004 by the persons named in the Summary Compensation Table. There were no exercises of options by any of the officers named in the Summary Compensation Table during the fiscal year ended March 31, 2004.

                               NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                           UNDERLYING UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                               AT FISCAL YEAR END(1)           AT FISCAL YEAR END (2)
                           ------------------------------    ---------------------------
       NAME                EXERCISABLE      UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
------------------------   -----------      -------------    -----------   -------------
Michael O'Donnell(3)....     859,912           230,472        $     --       $      --
David Talbot............     774,088           172,796        $     --       $      --
Elizabeth Hambrecht              --                --         $     --       $      --
Robert O'Callahan(4)         180,666           195,522        $     --       $      --
Patrick Hurley..........     197,876            65,312        $     --       $      --
Scott Rosenberg.........     187,827            64,132        $     --       $      --
Melissa Barron..........     100,805            34,339        $     --       $      --

(1) Salon's stock options generally vest one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by Salon. All options are exercisable only to the extent vested.

(2) The value of the unexercised in-the-money options is based on a fair market value of $0.14, the closing price of Salon's Common Stock on March 31, 2004 as reported on the Over-The-Counter (OTC) Bulletin Board and is net of the exercise price of such options. It does not include options that had an exercise price greater than $0.14.

(3) Michael O'Donnell left Salon in October 2003 and did not exercise any options.

(4)  Robert O'Callahan left Salon in May 2003 and did not exercise any options



COMPENSATION OF DIRECTORS

     Directors receive no compensation for serving as directors of Salon, except for Mr. Rosenfield. During the fiscal year ended March 31, 2004, Mr. Rosenfield was paid a director's fee of $2,500 and reimbursement of expenses of $8,023 for a total of $10,523.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     No employment contracts and termination of employment and change-in-control arrangements exist as of March 31, 2004 for the persons named in the Summary Compensation Table.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of Salon's executive officers have served as a member of the Compensation Committee or Board of Directors of any other entity that has an executive officer serving as a member of Salon's Board of Directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about Salon's common stock that may be issued upon the exercise of options, warrants and rights under all of Salon's existing equity compensation plans as of March 31, 2004, including the Salon.com 1995 Stock Option Plan and the 1999 Employee Stock Purchase Plan.

-------------------------------------------------------------------------------------------------------
    PLAN CATEGORY           NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                            BE ISSUED UPON EXERCISE      EXERCISE PRICE OF      REMAINING AVAILABLE FOR
                            OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      FUTURE ISSUANCE UNDER
                              WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       EQUITY COMPENSATION
                                                                                   PLANS, EXCLUDING
                                                                                SECURITIES REFLECTED IN
                                                                                      COLUMN (A)

                                      (A)                       (B)                       (C)
-------------------------------------------------------------------------------------------------------
Equity compensation plans         3,951,261(1)                 $1.50                 3,336,008(1)
approved by security                      0(2)                                         417,525(2)
holders
-------------------------------------------------------------------------------------------------------

Equity compensation plans            None                       None                      None
not approved by security
holders
                            ---------------------------------------------------------------------------
Total                             3,951,261                     N/A                    3,753,533
-------------------------------------------------------------------------------------------------------

     (1)  Issued under the Salon.com 1995 Stock Option Plan

     (2) Issued under the Salon.com 1999 Employee Stock Purchase Plan. The Plan was suspended March 1, 2001.

COMMON STOCK AND COMMON STOCK EQUIVALENTS

     The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of May 31, 2004 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each director and nominee, (c) by the Chief Executive Officer and the other four most highly compensated executive officers serving on March 31, 2004 (the "Named Executive Officers"), and (d) by all executive officers and directors of Salon as a group.

                                             AMOUNT AND NATURE OF     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)     BENEFICIAL OWNERSHIP(2)    CLASS(3)
---------------------------------------     -----------------------    --------


William R. Hambrecht(4)......................     40,263,856            76.7%
539 Bryant Street, Suite 100
San Francisco, CA  94107

Shea Ventures LLC(5).........................     23,810,596            62.8%
655 Brea Canyon Road, Suite 200
Walnut, CA 91788

Adobe Systems Incorporated(6)................      9,991,331            45.5%
345 Park Avenue
San Jose, CA  95126

Octavia LLC(7)...............................      7,633,661            35.0%
1735 Union Street
San Francisco, CA 94123

Constellation Venture Capital(8).............      3,678,717            21.4%
Bear Stearns Asset Management
575 Lexington Ave.
New York, NY  10022

Wasserstein Adelson Ventures LP(9)...........      3,549,852            20.7%
1301 Avenue of the Americas, 44th Floor
New York, NY 10019

Thomas H. Dittmer Declaration of Trust(10)...      2,986,223            17.4%
6903 Foxen Canyon Road
Los Olivos, CA 93441

Alacrity Management Corporation(11)..........      1,937,491            12.0%
1563 Solano Ave., #353
Berkeley, CA 94707-2116

The Timken Living Trust(12)..................      1,937,491            12.0%
3828 Happy Valley Rd.
Lafayette, CA 94549

Rainbow Media Holdings, Inc.(13).............      1,125,000             7.9%
1111 Stewart Ave.
Bethpage, NY  11714

NAME AND ADDRESS OF BENEFICIAL OWNER -       AMOUNT AND NATURE OF     PERCENT OF
CONTINUED(1)                                BENEFICIAL OWNERSHIP(2)    CLASS(3)
--------------------------------------      -----------------------    --------

William E Mayer Holdings.(14)................      1,154,091             7.5%
399 Park Ave.  Suite 3204
New York, NY 10022


EXECUTIVE OFFICERS AND DIRECTORS

John Warnock (15)............................     82,736,645            85.4%
Jann Wenner (16).............................      7,600,000            34.9%
Robert McKay (17)............................      6,444,775            31.6%
Michael Fuchs (former Director) (18).........      2,986,223            17.4%
Brian Dougherty (former Director) (19).......      1,365,000             8.8%
David Talbot (20)............................      1,158,658             7.7%
Michael O'Donnell (former Officer) (21)......      1,005,596             6.6%
Elizabeth Hambrecht (22).....................        695,000             4.7%
Scott Rosenberg (23) ........................        246,195             1.7%
Patrick Hurley (24)..........................        215,125             1.5%
Melissa Barron (25)..........................        113,544               *%
James H. Rosenfield (26).....................        106,332               *%
Robert Ellis (27) ...........................         37,500               *%
George Hirsch (28) ..........................         14,653               *%
Directors and executive officers as a
 group (fourteen persons)....................    104,725,246            88.6%

*Less than one percent (1%).

(1) Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise noted, the address for each beneficial owner is c/o Salon Media Group, Inc. 22 Fourth St., 11th Floor, San Francisco, CA 94103.

(2) Options granted under Salon's 1995 Stock Option Plan generally vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's employment.

(3) Calculated on the basis of 14,155,276 shares of Common Stock outstanding as of May 31, 2004, shares of Common Stock underlying options exercisable within sixty (60) days of May 31, 2004, shares of Common Stock that a shareholder has the right to acquire upon conversion of shares of Series A, B and C Preferred Stock, and currently exercisable warrants to acquire shares of Common Stock are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants, as applicable, on a stand-alone basis, without considering the ownership interest of other stockholders.

(4) Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the "Hambrecht Entities") and is the Chairman and Chief Executive Officer of those entities. Elizabeth Hambrecht, Salon's President, Chief Financial Officer and Treasurer has an ownership interest in WR Hambrecht + Co., LLC. Mr. Hambrecht, and the Hambrecht Entities jointly own 1,933,138 shares of Common Stock. Mr. Hambrecht disclaims beneficial ownership of the shares of Salon's Common Stock held directly by the Hambrecht Entities other than his proportionate ownership interest. Ms. Hambrecht disclaims beneficial ownership of the shares of Salon's Common Stock held directly by the Hambrecht Entities other than her proportionate ownership interest. Includes 14,740,611 shares of Common Stock that Mr. Hambrecht and the Hambrecht Entities have the right to acquire upon conversion of 125 shares of Series A Preferred Stock and upon conversion of 486 shares of Series C Preferred Stock. Includes 1,940,107 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by Mr. Hambrecht, and the Hambrecht

     Entities. Includes 2,540,000 shares of Common Stock that HAMCO Capital has the right to acquire upon conversion of 127 shares of Series C Preferred Stock and 300,000 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Mr. Hambrecht and Elizabeth Hambrecht, Salon's President, Chief Financial Officer and Secretary, both have an ownership interest in HAMCO Capital. Includes 16,860,000 shares of Common Stock that Ironstone Group, Inc. has the right to acquire upon conversion of 843 shares of Series C Preferred Stock and 1,950,000 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Mr. Hambrecht has an ownership interest in Ironstone Group, Inc.

(5) Includes 18,960,612 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock, upon conversion of 697 shares of Series C Preferred Stock and 1,966,845 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Includes 2,560,000 shares of Common Stock that a trust controlled by the stockholder has the right to acquire upon conversion of 128 shares of Series C Preferred Stock and 300,000 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Edward Shea, the Manager of the stockholder, is a Director of Ironstone Group, Inc. mentioned under item (4).

(6) Consists of 2,187,594 shares of Common Stock held by stockholder. Includes 6,247,750 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series B Preferred Stock and 1,555,987 shares of Common Stock issuable upon exercise of immediately exercisable warrants.

(7) Includes 6,810,223 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and upon conversion of 216 shares of Series C Preferred Stock and 823,438 shares of Common Stock issuable upon exercise of immediately exercisable warrants.

(8) Consists of 530,192 shares of Common Stock held by Constellation Venture Capital, L.P. and 114,138 shares held by Constellation Venture Offshore, LP. Includes 2,088,574 shares of Common Stock that Constellation Venture Capital has the right to acquire upon conversion of 52 shares of Series A Preferred Stock and 441,813 shares of Common Stock that Constellation Venture Capital Offshore, LP has the right to acquire upon conversion of 11 shares of Series A Preferred Stock. Includes 416,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant held by Constellation Venture Capital, L.P. and 88,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant held by Constellation Venture Offshore, LP.

(9) Consists of 515,464 shares of Common Stock held by the stockholder. Includes 2,530,388 shares of Common Stock that stockholder has the right to acquire upon conversion of 63 shares of Series A Preferred Stock and 504,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(10) Includes 2,490,223 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 496,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(11) Includes 1,724,122 shares of Common Stock that Alacrity Tertiare LLC and Alacrity Management Corporation have the right to acquire upon conversion of 25 shares of Series A Preferred Stock and upon conversion of 36 shares of Series C Preferred Stock and 213,369 shares of Common Stock issuable upon exercise of immediately exercisable warrants.

(12) Includes 1,724,122 shares of Common Stock that the stockholder has the right to acquire upon conversion of 25 shares of Series A Preferred Stock and upon conversion of 36 shares of Series C Preferred Stock and 213,369 shares of Common Stock issuable upon exercise of immediately exercisable warrants.

(13) Rainbow Media Holdings, Inc. is a subsidiary of Cablevision Systems Corporation (NYSE:CVC)

(14) Consists of 14,091 shares of Common Stock held by stockholder. Includes 1,020,000 shares of Common Stock that stockholder has the right to acquire upon conversion of 51 shares of Series C Preferred Stock and 120,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(15) Consists of 59,188 shares of Common Stock held by the Director. Includes 74,500,612 shares of Common Stock that stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock and 3,474 shares of Series C Preferred Stock and 8,149,345 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Includes 27,500 shares subject to options that may be exercised within sixty (60) days of May 31, 2004.

(16) Includes 5,000,000 shares of Common Stock that Wenner Media LLC has the right to acquire upon conversion of 250 shares of Series C Preferred Stock and 2,600,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Mr. Wenner, the Chairman and President of Wenner Media LLC, disclaims beneficial ownership of the shares of Salon's Common Stock equivalents held directly by Wenner Media LLC other than his proportionate ownership interest.

(17) Consists of 212,629 shares of Common Stock held by the McKay Investment Group, Inc. Mr. McKay is the managing partner of the McKay Investment Group. Includes 2,490,223 shares of Common Stock that the McKay Investment Group, Inc has the right to acquire upon conversion of 62 shares of Series A Preferred Stock, and 496,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Includes 3,160,000 shares of Common Stock that a trust controlled by the stockholder has the right to acquire upon conversion of 158 shares of Series C Preferred Stock and 58,423 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Includes 27,500 shares subject to options that may be exercised within sixty (60) days of May 31, 2004.

(18) Includes 2,490,223 shares of Common Stock that the former Director has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 496,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Mr. Fuchs was a Director until September 2003.

(19) Includes 1,340,000 shares of Common Stock that the former Director has the right to acquire upon conversion of 67 shares of Series C Preferred Stock and 25,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Mr. Dougherty was a Director until April 2003.

(20) Includes 821,658 shares subject to options that may be exercised within sixty (60) days of May 31, 2004, includes 2,577 shares held by Camille Peri, Mr. Talbot's spouse and a former employee of Salon, and also includes 5,154 shares held in trust for the benefit of Mr. Talbot's children. Mr. Talbot disclaims beneficial ownership of the shares held individually by his spouse and in trust for his children.

(21) Consists of 5,596 shares of Common Stock held by the former Chief Executive Officer. Includes 1,000,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Mr. O'Donnell served as Chief Executive Officer until October 2003.

(22) Includes 620,000 shares of Common Stock that the Officer has the right to acquire upon conversion of 31 shares of Series C Preferred Stock and 75,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(23) Includes 204,966 shares subject to options that may be exercised within sixty (60) days of May 31, 2004.

(24) Includes 215,125 shares subject to options that may be exercised within sixty (60) days of May 31, 2004.

(25) Includes 110,359 shares subject to options that may be exercised within sixty (60) days of May 31, 2004.

(26) Includes 106,332 shares subject to options that may be exercised within sixty (60) days of May 31, 2004.

(27) Includes 27,500 shares subject to options that may be exercised within sixty (60) days of May 31, 2004.

(28) Consists of 14,653 shares of Common Stock held by the Director. Excludes 60,000 shares of Common Stock held by his sons and stepsons.

SERIES A PREFERRED STOCK
            The following table sets forth information regarding the beneficial ownership of Salon's Series A Preferred Stock as of March 31, 2004 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all executive officers and directors of Salon as a group.

                                              AMOUNT AND NATURE OF    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)       BENEFICIAL OWNERSHIP       CLASS
---------------------------------------       --------------------       -----


William R. Hambrecht(2)(8)....................        125                15.5%
539 Bryant Street, Suite 100
San Francisco, CA  94107

John Warnock(3)(7)............................        125                15.5%
260 Surrey Place
Los Altos, CA  94022

Shea Ventures LLC(3)..........................        125                15.5%
655 Brea Canyon Rd.
Walnut, CA  91788

Wasserstein Adelson Ventures, L.P.(4).........         63                 7.8%
1301 Avenue of the Americas, 44th Floor
New York, NY  10019

Constellation Venture Capital(5)..............         63                 7.8%
Bear Stearns Asset Management
383 Madison Avenue, 28th Floor
New York, NY 10179

McKay Investment Group(6)(7)..................         62                 7.7%
303 Sacramento St., 4th Floor
San Francisco, CA  94111

Octavia LLC(6)................................         62                 7.7%
1735 Union St.
San Francisco, CA  94123

Thomas H. Dittmer Declaration of Trust(6).....         62                 7.7%
6903 Foxen Canyon Road
Los Olivos, CA 93441

Michael Fuchs(6)(9)...........................         62                 7.7%
9 W. 57th St., Suite 4220
New York, NY  10019

Current and former Directors and executive
officers as a group (three persons)...........        249                30.8%

(1) Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise noted, the address for each beneficial owner is c/o Salon Media Group, Inc. 22 Fourth St., 11th Floor, San Francisco, CA 94103.

(2) Includes 75 shares held by the named stockholder that are convertible into 3,012,367 shares of Common Stock, subject to adjustment. Also includes 50 shares held by WR Hambrecht + Co., LLC that are convertible into 2,008,244 shares of Common Stock, subject to adjustment. Mr. Hambrecht is the father of Salon's President, Chief Financial Officer and Secretary.

(3) Shares held by the named stockholder are convertible into 5,020,612 shares of Common Stock, subject to adjustment.

(4) Shares held by the named stockholder are convertible into 2,530,388 shares of Common Stock, subject to adjustment.

(5) Includes 52 shares held by Constellation Venture Capital, LP that are convertible to 2,088,574 shares of Common Stock and 11 shares held by Constellation Venture Capital (Offshore), LP that are convertible to 441,813 shares of Common Stock, all subject to adjustment.

(6) Shares held by the named stockholder are convertible into 2,490,223 shares of Common Stock, subject to adjustment.

(7) Director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series A Preferred Stock.

(8)  Related to the President, Chief Financial Officer, and Secretary.

(9)  Mr. Fuchs was a Director until September 2003.



SERIES B PREFERRED STOCK

     The following table sets forth information regarding the beneficial ownership of Salon's Series B Preferred Stock as of March 31, 2004 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series B Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all executive officers and directors of Salon as a group.

                                              AMOUNT AND NATURE OF    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIAL OWNERSHIP      CLASS
------------------------------------          --------------------      -----

Adobe Systems Inc.(1)......................           125               100.0%
345 Park Avenue
San Jose, CA  95126

Directors and executive officers as
 a group (2)...............................             0                 0.0%


(1) Shares held by the named stockholder are convertible into 6,247,750 shares of Common Stock, subject to adjustment.

(2) No director or Named Executive Officer beneficially owns shares of Series B Preferred Stock. However, Salon Director John Warnock is the Co-Chairman of the Board of Adobe Systems Inc. and disclaims beneficial ownership of the shares of Series B Preferred stock held by Adobe Systems Inc.

SERIES C PREFERRED STOCK

     The following table sets forth information regarding the beneficial ownership of Salon's Series C Preferred Stock as of March 31, 2004 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series C Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all executive officers and directors of Salon as a group.

                                              AMOUNT AND NATURE OF    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)       BENEFICIAL OWNERSHIP       CLASS


John Warnock(2)(9).........................           3,474              52.5%
260 Surrey Place
Los Altos, CA  94022

William R. Hambrecht(3)(9).................           1,456              22.0%
539 Bryant Street, Suite 100
San Francisco, CA  94107

Shea Ventures LLC(4).......................             825              12.5%
655 Brea Canyon Rd.
Walnut, CA  91788

Wenner Media LLC(5)(9).....................             250               3.8%
1290 Avenue of the Americas
New York, NY 10104
                                                        158               2.4%
Elaine McKay Family Partnership(6)(9)......
303 Sacramento St., 4th Floor
San Francisco, CA  94111

Brian Dougherty(7)(9)......................              67               1.0%
1259 Redwood Lane
Lafayette, CA 94549

Elizabeth Hambrecht(8)(9)..................              31                 *%
22 Fourth Street, 11th Floor
San Francisco, CA 94103

Current and former Directors and executive
 officers as a group (three persons).......           3,980              60.1%


*Less than one percent (1%).

(1) Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise noted, the address for each beneficial owner is c/o Salon Media Group, Inc. 22 Fourth St., 11th Floor, San Francisco, CA 94103.

(2) Shares held by the named stockholder are convertible into 69,480,000 shares of Common Stock, subject to adjustment

(3) Includes 297 shares held by the named stockholder that are convertible into 5,940,000 shares of Common Stock, subject to adjustment. Includes 64 shares held by WR Hambrecht + Co., LLC that are convertible into 1,280,000 shares of Common Stock, subject to adjustment. Includes 125 shares held by WR

     Hambrecht + Co., Inc. that are convertible into 2,500,000 shares of Common Stock, subject to adjustment. Mr. Hambrecht is the Chairman and Chief Executive Officer of WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. Elizabeth Hambrecht, the daughter of Mr. Hambrecht and Salon's President, Chief Financial Officer and Treasurer, has an ownership interest in WR Hambrecht + Co., LLC. Includes 127 shares held by HAMCO Capital Corporation that are convertible into 2,540,000 shares of Common Stock, subject to adjustment. Mr. Hambrecht and Elizabeth Hambrecht have an ownership interest HAMCO Capital Corporation. Includes 843 shares held by Ironstone Group, Inc. that are convertible into 16,860,000 shares of Common Stock, subject to adjustment. Mr. Hambrecht has an ownership interest in Ironstone Group, Inc. Excludes 825 shares held by or controlled by Edward Shea that are convertible into 16,500,000 shares of Common Stock, subject to adjustment mentioned under item (4) following. Mr. Shea is a Director of Ironstone Group, Inc. Mr. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation and Ironstone Group, Inc., other than his proportionate ownership interest. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by WR Hambrecht + Co., LLC and HAMCO Capital Corporation, other than her proportionate ownership interest.

(4) Includes 697 shares held by the named stockholder that are convertible into 13,940,000 shares of Common Stock, subject to adjustment. Includes 128 shares owned by Edward Shea, the Manager of Shea Ventures LLC, that are convertible into 2,560,000 shares of Common Stock, subject to adjustment.

(5) Shares held by the named stockholder are convertible into 5,000,000 shares of Common Stock, subject to adjustment. Jann Wenner, Director, has an ownership interest in and is the Chairman and President of Wenner Media LLC. Mr. Wenner disclaims beneficial ownership of the shares held directly by Wenner Media LLC other than his proportionate ownership interest.

(6) Shares held by the named stockholder are convertible into 3,160,000 shares of Common Stock, subject to adjustment. Mr. McKay, Director, has an ownership interest in the Elaine McKay Family Partnership. Mr. McKay disclaims beneficial ownership of the shares held directly by the Elaine McKay Family Partnership other than his proportionate ownership interest.

(7) Shares held by the named stockholder are convertible into 1,340,000 shares of Common Stock, subject to adjustment Served as Director until April 2003.

(8) Stockholder is the President, Chief Financial Officer, and Secretary of the registrant.

(9) Current or former director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series C Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 10, 2000, Salon loaned David Talbot $75,179 with an agreed 6.3% annual interest rate with no due date. $1,424.80 in interest has been paid to date; the current account balance stands at $90,195.23.

     In October 2001, Salon entered into a month-to-month sublease agreement with WR Hambrecht + Co., LLC for office space in New York, NY and received $57,000 and $68,000 in rent income during the years ended March 31, 2003 and March 31, 2002, respectively. Elizabeth Hambrecht, Salon's President, Chief Financial Officer and Secretary, is the daughter of investor William Hambrecht, the Chairman and Chief Executive Officer of WR Hambrecht + Co., LLC.

     Salon issued 809 shares of Series A preferred stock in August 2001 and September 2001. Holders of Series A preferred stock include current Salon directors John Warnock with 125 shares and Robert McKay, in association with the McKay Investment Group, with 62 shares. Michael Fuchs, who ceased being a director in September 2003, holds 62 shares Series A preferred stock. William Hambrecht holds directly 75 shares of Series A preferred Stock and WR Hambrecht + Co., LLC holds 50 shares. Ms. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC.

     Salon issued 125 shares of Series B preferred stock in March 2002 to Adobe Systems, Inc. Salon Director John Warnock is Co-Chairman of the Board of Adobe Systems, Inc.

     From July 24, 2002 through December 31, 2003 Salon issued $4.2 million of promissory and convertible promissory notes to various investors and issued warrants to purchase 10.1 million shares of common stock. The promissory notes were converted to 5,493 shares of Series C preferred stock in December 2003. Related parties pertaining to the issuance of notes were comprised of the following:

                                              PROMISSORY                SERIES C
                                                 NOTE        WARRANTS    SHARES
NAME                                            AMOUNT        ISSUED     ISSUED
------------------------------------------   -----------   -----------  --------
The Hambrecht 1980 Revocable Trust           $    50,000       150,000        64
WR Hambrecht + Co., LLC                           50,000       150,000        64
The Sarah & William Hambrecht Foundation          80,214        40,107       108
HAMCO Capital Corporation                        100,000       300,000       127
Ironstone Group, Inc                             650,000     1,950,000       843
                                             -----------   -----------  --------
Total William Hambrecht related entities         930,214     2,590,107     1,206
                                             -----------   -----------  --------

John Warnock                                   2,198,690     5,649,345     2,849
Wenner Media LLC                                 200,000       600,000       250
Robert McKay                                     116,845        58,423       158
Brian Dougherty                                   50,000        25,000        67
Elizabeth Hambrecht                               25,000        75,000        31
GCWF Investment Partners II                       10,000         5,000        13
                                             -----------   -----------  --------
Total all                                    $ 3,530,749     9,002,875     4,574
                                             ===========   ===========  ========

Elizabeth Hambrecht has an ownership interest in WR Hambrecht + Co., LC and in HAMCO Capital Corporation. William Hambrecht has an ownership interest in HAMCO Capital Corporation and Ironstone Group, Inc. Jann Wenner, a Director of Salon, has a controlling interest and is the Chairman and President of Wenner Media LLC. Robert McKay is a Director of Salon. Brian Dougherty served as a Director of Salon until April 2003. GCWF Investment Partners II is an investment entity of Salon's outside legal counsel.

     In addition to converting promissory notes to shares of Series C preferred stock in December 2003, Salon received $0.5 million from Director John Warnock for which Salon issued Mr. Warnock 625 shares of Series C preferred stock and granted warrants to purchase 1,500,000 shares of common stock. In February 2004, Salon issued 125 shares of Series C preferred stock and warrants to purchase 300,000 shares of common stock to The Hambrecht 1980 Revocable Trust and issued 125 shares of Series C preferred stock and warrants to purchase 300,000 shares of common stock to WR Hambrecht + Co, Inc.

     William Hambrecht and entities that he has a controlling interest, own 1,933,138 shares of Salon's common stock.

     In December 2003, Wenner Media LLC received warrants to purchase 2,000,000 shares of Salon's common stock as part an editorial collaboration agreement. Jann Wenner, a Director of Salon, has a controlling interest and is the Chairman and President of Wenner Media LLC.

     Subsequent to March 31, 2004, Salon received $0.5 million from the issuance of 417 shares of Series D-1 preferred stock and warrants to purchase approximately 807,000 shares of common stock. The investors included Salon Director John Warnock, William Hambrecht, the father of Elizabeth Hambrecht, Salon's President, Chief Financial Officer and Secretary, and an entity that Mr. Hambrecht and Ms. Hambrecht have an ownership interest therein. Mr. Warnock acquired 208 shares and a warrant to purchase 402,580 shares of common stock for which Salon received approximately $250,000 in cash. Mr. Hambrecht acquired 146 shares and a warrant to purchase 282,580 shares of common stock for which Salon received approximately $175,000 in cash. HAMCO Capital, in which Mr. Hambrecht and Ms. Hambrecht have an ownership interest, acquired 42 shares and a warrant to purchase 81,290 shares of common stock for which Salon received approximately $50,000 in cash.



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

     Based solely on Salon's review of such forms furnished to Salon and written representations from certain reporting persons, Salon believes that all filing requirements applicable to Salon's executive officers, directors and more than ten percent (10%) stockholders were complied with, except for Form 4 for director John Warnock for warrants acquired on April 10, 2003, April 29,2003 that was filed June 2003. In addition, director Robert McKay has not filed a Form 4 for the conversion of convertible promissory notes to 158 shares of Series C preferred stock on December 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the year ended March 31, 2003, Salon incurred audit fees of $75,750 from PricewaterhouseCoopers LLP. From April 1, 2003 through November 13, 2003, Salon incurred audit fees of $28,500 from PricewaterhouseCoopers LLP. As of November 13, 2003,PricewaterhouseCoopers LLP ceased serving as Salon's independent accountant. Audit fees were the only fees incurred from PricewaterhouseCoopers LLP.

     Burr, Pilger & Mayer LLP has served as Salon's independent accountant since November 14, 2003. Audit fees incurred by Salon from Burr, Pilger & Mayer LLP for the year ended March 31, 2004 were $55,665. Audit fees were the only fees incurred from Pilger & Mayer LLP.

     During the year ended March 31, 2004, all audit fees were pre-approved by the Audit Committee.


PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a) The information concerning Salon's financial statements, the Report of PricewaterhouseCoopers LLP, Salon's Independent Auditors through November 13, 2003, the Report of Burr, Pilger & Mayer LLP, Salon's Independent Auditors subsequent to November 13, 2003, required by this item are incorporated by reference herein to the section of this Report in Item 8, entitled "Financial Statements and Supplementary Data."

     b)   Reports on Form 8-K filed during the quarter ended March 31, 2004:

          On January 14, 2004 Salon filed a Current Report on Form 8-K under
          Item 5 announcing the conversion of $4.2 million of notes payable and $0.2 million of accrued interest, and the receipt of $500,000 in cash to 6,118 share of Series C preferred stock and the issuance of warrants to purchase 1.5 million shares of Salon's common stock.

          On February 25, 2004 Salon filed a Current Report on Form 8-K under
          Item 5 announcing the sale of 500 shares of Salon's Series C preferred stock and the issuance of warrants to purchase 1.2 million shares of Salon's common stock and received $400,000 in cash.

     c) The following Exhibits are filed as part of, or incorporated by reference into, this Report.

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

3.2(3) Restated Certificate of Incorporation of Salon as of June 17, 1999 with Certificate of Amendment of Article Fourth as of June 24, 1999

3.4(3)      Form of Bylaws of Salon adopted June 24, 1999

3.4(10) Certificate of Designation of Preferences and Rights of the Series A Preferred Stock dated as of August 8, 2001

3.4.1(12)   Certificate of Designation of Preferences and Rights of the Series B
            Preferred Stock, dated as of February 8, 2002

3.4.2(37)   Certificate of Designation of Preferences and Rights of the Series C
            Preferred Stock, dated as of December 23, 2003

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

4.2.22(17)  Form of Common Stock Purchase Warrant, dated February 11, 2003 issued by Salon Media Group, Inc.

4.2.23(18)  Form of Note and Warrant Purchase Agreement used during March 2003

4.2.24(18)  Form of Convertible Promissory Note used during March 2003 by Salon
            Media Group, Inc.

4.2.25(18)  Form of Common Stock Purchase Warrant used during March 2003 by
            Salon Media Group, Inc.

4.2.26(19)  Note and Warrant Purchase Agreement dated April 10, 2003

4.2.27(19)  Convertible Promissory Note dated April 10, 2003 by Salon Media
            Group, Inc.

4.2.28(19)  Common Stock Purchase Warrant dated April 10, 2003 by Salon Media
            Group, Inc.

4.2.29(20)  Note and Warrant Purchase Agreement dated April 29, 2003

4.2.30(20)  Convertible Promissory Note dated April 29, 2003 by Salon Media
            Group, Inc.

4.2.31(20)  Common Stock Purchase Warrant dated April 29, 2003 by Salon Media
            Group, Inc.

4.2.32(21)  Note and Warrant Purchase Agreement dated May 28, 2003

4.2.33(21)  Convertible Promissory Note dated May 28, 2003 by Salon Media Group,
            Inc.

4.2.34(21)  Common Stock Purchase Warrant dated May 28, 2003 by Salon Media
            Group, Inc.

4.2.35(22)  Note and Warrant Purchase Agreement dated June 12, 2003

4.2.36(22)  Convertible Promissory Note dated June 12, 2003 by Salon Media
            Group, Inc.

4.2.37(22)  Common Stock Purchase Warrant dated June 12, 2003 by Salon Media
            Group, Inc.

4.2.38(23)  Note and Warrant Purchase Agreement dated June 26, 2003

4.2.39(23)  Convertible Promissory Note dated June 26, 2003 by Salon Media
            Group, Inc.

4.2.40(23)  Common Stock Purchase Warrant dated June 26, 2003 by Salon Media
            Group, Inc.

4.2.41(26)  Note and Warrant Purchase Agreement dated July 10, 2003

4.2.42(26)  Convertible Promissory Note dated July 10, 2003 by Salon Media
            Group, Inc.

4.2.43(26)  Common Stock Purchase Warrant dated July 10, 2003 by Salon Media
            Group, Inc.

4.2.44(27)  Note and Warrant Purchase Agreement dated July 30, 2003

4.2.45(27)  Convertible Promissory Note dated July 30, 2003 by Salon Media
            Group, Inc.

4.2.46(27)  Common Stock Purchase Warrant dated July 30, 2003 by Salon Media
            Group, Inc.

4.2.47(28)  Note and Warrant Purchase Agreement dated September 12, 2003

4.2.48(28)  Convertible Promissory Note dated September 12, 2003 by Salon Media
            Group, Inc.

4.2.49(28)  Common Stock Purchase Warrant dated September 12, 2003 by Salon
            Media Group, Inc.

4.2.50(29)  Note and Warrant Purchase Agreement dated September 29, 2003

4.2.51(29)  Convertible Promissory Note dated September 29, 2003 by Salon Media
            Group, Inc.

4.2.52(29)  Common Stock Purchase Warrant dated September 29, 2003 by Salon
            Media Group, Inc.

4.2.53(29)  Note and Warrant Purchase Agreement dated October 6, 2003

4.2.54(29)  Convertible Promissory Note dated October 6, 2003 by Salon Media
            Group, Inc.

4.2.55(29)  Common Stock Purchase Warrant dated October 6, 2003 by Salon Media
            Group, Inc.

4.2.56(30)  Note and Warrant Purchase Agreement dated October 10, 2003

4.2.57(30)  Convertible Promissory Note dated October 10, 2003 by Salon Media
            Group, Inc.

4.2.58(30)  Common Stock Purchase Warrant dated October 10, 2003 by Salon Media
            Group, Inc.

4.2.59(31)  Note and Warrant Purchase Agreement dated October 30, 2003

4.2.60(31)  Convertible Promissory Note dated October 30, 2003 by Salon Media
            Group, Inc. with Ironstone Group, Inc.

4.2.61(31)  Common Stock Purchase Warrant dated October 30, 2003 by Salon Media
            Group, Inc. with Ironstone Group, Inc.

4.2.62(31)  Convertible Promissory Note dated October 30, 2003 by Salon Media
            Group, In. with John Warnock

4.2.63(31)  Common Stock Purchase Warrant dated October 30, 2003 by Salon Media
            Group, Inc. with John Warnock

4.2.64(31)  Note and Warrant Purchase Agreement dated November 12, 2003

4.2.65(31)  Convertible Promissory Note dated November 12, 2003 by Salon Media
            Group, Inc.

4.2.66(31)  Common Stock Purchase Warrant dated November 12, 2003 by Salon Media
            Group, Inc

4.2.67(32)  Note and Warrant Purchase Agreement dated November 24, 2003

4.2.68(32)  Convertible Promissory Note dated November 24, 2003 by Salon Media
            Group, In. and John Warnock

4.2.69(32)  Common Stock Purchase Warrant dated November 24, 2003 by Salon Media
            Group, Inc.for John Warnock

4.2.70(32)  Convertible Promissory Note dated November 24, 2003 by Salon Media
            Group, In. and HAMCO Capital Corporation

4.2.71(32)  Common Stock Purchase Warrant dated November 24, 2003 by Salon Media
            Group, Inc. for HAMCO Capital Corporation

4.2.72(33)  Note and Warrant Purchase Agreement dated December 10, 2003

4.2.73(33)  Convertible Promissory Note dated December 10, 2003 by Salon Media
            Group, In. and Wenner Media LLC

4.2.74(33)  Common Stock Purchase Warrant dated December 10, 2003 by Salon Media
            Group, Inc. for Wenner Media LLC

4.2.75(33)  Note and Warrant Purchase Agreement dated December 11, 2003

4.2.76(33)  Convertible Promissory Note dated December 10, 2003 by Salon Media
            Group, In. and John Warnock

4.2.77(33)  Common Stock Purchase Warrant dated December 10, 2003 by Salon Media
            Group, Inc. for John Warnock

4.2.78(37)  Securities Purchase Agreement dated as of December 30, 2003 between
            Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto

4.2.79(37)  Form of Common Stock Purchase Warrant dated December 30, 2003 issued by Salon Media Group, Inc.

4.2.80(38)  Securities Purchase Agreement dated as of February 10, 2004 between
            Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto

4.2.81(38)  Form of Common Stock Purchase Warrant February 10, 2004 issued by
            Salon Media Group, Inc.

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

10.22(1)    Series B Preferred Stock Purchase Agreement dated November 28, 1997.

10.23(1)    Series C Preferred Stock Purchase Agreement dated September 18,
            1998.

10.24(1)    Series C Preferred Stock Purchase Agreement dated April 14, 1999.

10.25(2) Warrant to Purchase Stock issued to Chatsworth Securities LLC dated April 14, 1999.

10.26(24)   Amended Office Lease between Salon's San Francisco landlord and
            Salon dated June 24, 2003.

10.27(34)   Amended Office Lease between Salon's San Francisco landlord and
            Salon dated December 31, 2003.

16.1(35) Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission

16.2(36) Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission

21.1(8)     Subsidiaries of Salon

23.2 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1(1)     Power of Attorney (included on page II-5).

31.1 Certification of David Talbot, Chairman and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2 Certification of Elizabeth Hambrecht, President, Chief Financial Officer, and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1 Certification of David Talbot, Chairman and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2 Certification of Elizabeth Hambrecht, President, Chief Financial Officer, and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

99.1(25)    Press release dated June 30, 2003 by Salon Media Group, Inc.



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

   15 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on December 30, 2002

   16 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on February 11, 2003

   17 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on February 24, 2003

   18 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on March 28, 2003

   19 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on April 22, 2003

   20 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on May 12, 2003

   21 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on June 10, 2003

   22 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on June 27, 2003

   23 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on July 11, 2003

   24 Incorporated by reference to the exhibit filed with Salon's Quarterly Report on Form 10-Q filed on August 11, 2003

   25 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on July 3, 2003

   26 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on July 25, 2003

   27 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on August 7, 2003

   28 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on September 29, 2003

   29 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on October 14, 2003

   30 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on October 27, 2003

   31 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on November 14, 2003

   32 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on December 9, 2003

   33 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on December 24, 2003

   34 Incorporated by reference to the exhibit filed with Salon's Quarterly Report on Form 10-Q filed on February 6, 2004

   35 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on November 17, 2003

   36 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on November 26, 2003

   37 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on January 14, 2004

   38 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on February 25, 2004

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SALON MEDIA GROUP, INC.

                                              By: /s/ David Talbot
                                                  ----------------------------
                                                  David Talbot
                                                  Chief Executive Officer



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

       Signature                           Title                      Date
-------------------------     -------------------------------    ---------------

/s/ David Talbot              Chairman of the Board,              June 28, 2004
-------------------------     Editor-in-Chief
David Talbot                  (Principal Executive Officer)


/s/ Elizabeth Hambrecht       President, Chief Financial          June 28, 2004
-------------------------     Officer, Secretary and Director
Elizabeth Hambrecht           (Principal Financial Officer)


/s/ Robert Ellis              Director                            June 28, 2004
-------------------------
Robert Ellis

/s/ George Hirsch             Director                            June 28, 2004
-------------------------
George Hirsch


/s/ Robert McKay              Director                            June 28, 2004
-------------------------
Robert McKay


/s/ James H. Rosenfield       Director                            June 28, 2004
-------------------------
James H. Rosenfield


/s/ Jann Wenner               Director                            June 28, 2004
-------------------------
Jann Wenner


/s/ John Warnock              Director                            June 28, 2004
-------------------------
John Warnock