Form 10-Q
period 2004-06-30
SALON MEDIA GROUP INC
filed 2004-08-12
CIK 1084332

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                          22 FOURTH STREET, 11TH FLOOR
                             SAN FRANCISCO, CA 94103
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                ----------------

                                 (415) 645-9200
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Indicate by check mark whether the Registrant is an accelerated filer as defined
by Rule 12b-12 of the act.   Yes [_]   No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 9, 2004 was 14,155,276 shares.
================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------

                                                                           PAGE
PART I     FINANCIAL INFORMATION                                          NUMBER
                                                                          ------
ITEM 1:    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           June 30, 2004 and March 31, 2004 (unaudited)......................  3

           Condensed Consolidated Statements of Operations for the
           three months ended June 30, 2004 and 2003 (unaudited) ............  4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended June 30, 2004 and 2003 (unaudited) ............  5

           Notes to Condensed Consolidated Financial Statements (unaudited)..  6

ITEM 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ........................................ 11

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk........ 26

ITEM 4:    Controls and Procedures........................................... 26



PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings................................................. 28

ITEM 2.    Changes in Securities and Use of Proceeds and Issuer
           Purchases of Equity Securities ................................... 28

ITEM 3.    Defaults upon Senior Securities................................... 28

ITEM 4.    Submission of Matters to a Vote of Security Holders............... 28

ITEM 5.    Other Information................................................. 28

ITEM 6:    Exhibits and Reports on Form 8-K.................................. 28


           Signatures........................................................ 29

--------------------------------------------------------------------------------
PART I:    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               JUNE 30,         MARCH 31,
                                                                2004              2004
                                                            ------------      ------------
ASSETS
    Current assets:
       Cash and cash equivalents                            $        765      $        696
       Accounts receivable, net                                      821               306
       Prepaid expenses and other current assets                     335               432
                                                            ------------      ------------
          Total current assets
                                                                   1,921             1,434
    Property and equipment, net                                      129                89
    Prepaid advertising rights                                     4,280             4,430
    Goodwill, net                                                    200               200
    Other assets                                                     102               117
                                                            ------------      ------------
          Total assets                                      $      6,632      $      6,270
                                                            ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable and accrued liabilities             $      1,097      $      1,125
       Deferred revenue                                            1,095             1,107
       Capital lease obligations, current                             10                18
                                                            ------------      ------------
          Total current liabilities                                2,202             2,250

    Long-term liabilities
       Warrants payable                                            3,581             2,621
                                                            ------------      ------------
          Total liabilities                                        5,783             4,871
                                                            ------------      ------------
Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares
       authorized, 7,969 issued and outstanding at June
       30, 2004 and 7,552 issued and outstanding at
       March 31, 2004 (liquidation value of $19,611 at
       June 30, 2004)                                                 --                --
    Common stock, $0.001 par value, 50,000,000 shares
       authorized, 14,155,276 shares issued and
       outstanding at June 30, 2004 and March 31, 2004                14                14
    Additional paid-in-capital                                    92,934            92,320
    Accumulated deficit                                          (92,099)          (90,935)
                                                            ------------      ------------
          Total stockholders' equity                                 849             1,399
                                                            ------------      ------------
          Total liabilities and stockholders' equity        $      6,632      $      6,270
                                                            ============      ============

              The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED JUNE 30,
                                                            ------------------------------
                                                                2004              2003
                                                            ------------      ------------

Net revenues                                                $      1,733      $      1,045
                                                            ------------      ------------

Operating expenses:
    Production and content                                         1,200             1,189
    Sales and marketing                                              468               563
    Research and development                                         135               149
    General and administrative                                       228               371
    Amortization of intangibles                                       --                93
                                                            ------------      ------------
       Total operating expenses                                    2,031             2,365
                                                            ------------      ------------

Loss from operations                                                (298)           (1,320)

Other income (expense), net                                         (273)              (72)
                                                            ------------      ------------
Net loss                                                            (571)           (1,392)

Preferred deemed dividend                                           (593)               72
                                                            ------------      ------------
Net loss attributable to common stockholders                $     (1,164)     $     (1,320)
                                                            ============      ============

Basic and diluted net loss per share attributable
to common stockholders                                      $      (0.08)     $      (0.09)

Weighted average shares used in computing basic
and diluted net loss per share                                    14,155            13,997


              The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED JUNE 30,
                                                                  ------------------------------
                                                                      2004              2003
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $       (571)     $     (1,392)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
       Loss from retirement of assets, net                                  --                43
       Warrant re-valuation charges                                        490               (21)
       Depreciation and amortization                                        94               214
       Allowance for recovery of doubtful accounts                          --                (8)
       Amortization of prepaid advertising rights                          150               120
       Changes in assets and liabilities:
          Accounts receivable                                             (515)              (80)
          Prepaid expenses, other current assets and other
            assets                                                          42               (48)
          Accounts payable and accrued liabilities                         (28)              166
          Deferred revenue                                                 (12)                1
                                                                  ------------      ------------
             Net cash used in operating activities                        (350)           (1,005)
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                     (64)               (1)
    Proceeds from asset sales                                               --                15
                                                                  ------------      ------------
             Net cash provided (used) by investing activities              (64)               14
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank borrowing                                            --                80
    Payments to bank                                                        --               (19)
    Proceeds from issuance of notes payable                                 --               900
    Proceeds from issuance of preferred stock, net                         491                --
    Principal payments under capital lease obligations                      (8)              (49)
                                                                  ------------      ------------
             Net cash provided by financing activities                     483               912
                                                                  ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        69               (79)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           696               162
                                                                  ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $        765      $         83
                                                                  ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
    Issuance of warrants in connection with issuance of
       convertible notes payable                                  $         --      $         89
    Preferred deemed dividend in connection with preferred
       stock financing                                                     593               (72)

              The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

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

2.     BASIS OF PRESENTATION

       These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2004 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three months ended June 30, 2004 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2005.

       These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at June 30, 2004 of $92,099. These factors raise substantial doubt about Salon's ability to continue as a going concern.

       Salon has reduced expenses, and may reduce them further, to match anticipated revenues to reach cash flow breakeven. There can be no assurance that a further cost cutting exercise will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on Salon's business and results of operations. Until cash flow breakeven is reached on a consistent basis, Salon will have to rely on additional investment capital or other financing activities. There can be no assurance that Salon will be able to obtain additional capital on terms, which are favorable, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.     CONCENTRATIONS OF CREDIT RISK

       No customer accounted for more than 10% of total revenue for the three-month periods ended June 30, 2004 and June 30, 2003. Two customers accounted for 11% and 10% of the total accounts receivable balance as of June 30, 2004. Five customers accounted for 21%, 13%, 11%, 11% and 10%, respectively, of the total accounts receivable balance as of June 30, 2003.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


4.     GOODWILL AMORTIZATION AND INTANGIBLE ASSETS

       The following table sets forth information concerning Salon's goodwill and intangible assets as of June 30, 2004 and March 31, 2004:

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
                                                        ============     ============     ============

5.     NET LOSS PER SHARE

       Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period, as follows:

                                                         THREE MONTHS ENDED JUNE 30,
                                                        -----------------------------
                                                            2004             2003
                                                        ------------     ------------
Numerator:
  Net loss attributable to common stockholders          $     (1,164)    $     (1,320)
                                                        ============     ============

Denominator:
  Weighted average shares outstanding                     14,155,000       14,155,000
  Weighted average shares held in escrow                          --         (158,000)
                                                        ------------     ------------
  Weighted average shares used in computing
     basic and diluted net loss per share                 14,155,000       13,997,000
                                                        ============     ============

  Basic and diluted net loss per share attributable
     to common stockholders                             $      (0.08)    $      (0.09)
                                                        ============     ============
  Antidilutive securities including options, warrants
     and convertible preferred stock not included in
     net loss attributable to common stockholders per
     share calculation                                   205,229,651       35,519,965

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


If Salon's compensation expense under its stock option plan had been determined pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," Salon's net loss per share would have been as follows:

                                                         THREE MONTHS ENDED JUNE 30,
                                                        -----------------------------
                                                            2004             2003
                                                        ------------     ------------
Net loss attributable to common stockholders:
      As reported                                       $     (1,164)    $     (1,320)
      Add back: stock-based employee compensation
      expense included in reported net loss                       --               --

      Deduct: total stock-based compensation expense
      determined under the fair value based method,
      net of related tax                                         (16)             (82)
                                                        ------------     ------------
      Pro forma net loss attributable to common
      stockholders                                      $     (1,180)    $     (1,402)
                                                        ============     ============

Basic and diluted net loss per share attributable
to common stockholders:
      As reported                                       $      (0.08)    $      (0.09)
      Pro forma net loss per share                      $      (0.08)    $      (0.10)

6.     PREFERRED STOCK

       On June 4, 2004, Salon issued 417 shares of Series D-1 Preferred stock and raised a net $491 in cash from four investors. The investors included John Warnock, a Director of Salon, William Hambrecht, the father of Elizabeth Hambrecht, Salon's President, Chief Financial Officer and Secretary, and an entity that William Hambrecht and Elizabeth Hambrecht have an ownership interest therein. The financing was effected in accordance with the Securities Purchase Agreement dated as of June 4, 2004 between Salon and the investors.

       The 417 shares of Series D-1 preferred were sold at a price of $1,200 per share. In addition, Salon issued warrants to purchase 807,095 shares common stock at an exercise price of $0.138 per share. The 417 shares of Series D-1 Preferred Stock are convertible into, and have the voting rights of, approximately 5,381,000 shares of common stock. Following the transaction: (i) John Warnock owns approximately 77,245,000 shares of common stock and shares of common stock issuable upon conversion of the shares of preferred stock he holds and warrants to purchase approximately 8,552,000 shares of

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


common stock, and (ii) William Hambrecht, either solely or in conjunction with entities that he has an ownership interest therein, owns approximately 38,501,000 shares of common stock and shares of common stock issuable upon conversion of the shares of preferred stock he holds directly or indirectly and warrants to purchase approximately 4,554,000 shares of common stock. The total outstanding common stock, including shares of common stock issuable upon conversion of the shares of preferred stock, all with voting rights, after the transaction, is approximately 190,644,000 shares. Warrants outstanding to purchase 24,887,000 shares of common stock were outstanding after the transaction.

       The Series D-1 Preferred Stock is convertible into common stock at the conversion rate determined by dividing the Series D-1 Preferred Stock per share price of $1,200 by the Series D-1 Conversion Price of $0.093. The conversion to common stock can take place after Salon has amended its Certificate of Incorporation and upon securing approval by the Board of Directors and stockholders to increase the authorized number of shares of Salon's common stock. The Series D-1 Preferred Stock conversion price is subject to downward adjustment in the event of certain subsequent Company stock issuances.

       The Certificate of Designation of Preferences and Rights of the Series D preferred stock stipulates that the conversion price to common stock be equal to 70% of the average closing sales price of Salon's common stock for the thirty days prior to the date of issue of the Series D preferred stock. As a result, Salon recorded a preferred deemed dividend of $195 which represents the difference between the offering price of Salon's Series D-1 preferred stock and the fair value of Salon's common stock into which the preferred stock is convertible on the date of the transaction. The Purchase Agreement and the Certificate of Designation of Preferences and Rights of the Series D preferred stock allows for the sale and issuance of an additional 1,668 shares of Series D preferred stock.

       The holders of the Series D Preferred Stock are entitled dividends of 5.0%, as and if declared by the Board of Directors. In event of a liquidation event, the holders of Series D Preferred Stock and the holders of the Series C Preferred Stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of the Company to the holders of common stock, Series A and B Preferred Stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C Preferred Stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. After an initial distribution to the holders of Series C and D Preferred Stock, the holders of the Series A and B Preferred Stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If, after the initial distribution to holders of Series C and D Preferred Stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B Preferred Stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


       If, after initial preferential liquidation payments to the holders of Series A, B, C and D Preferred Stock holders, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and preferred stock, based on the shares of common stock then held by them and issuable upon conversion of the shares of preferred stock then held by them until aggregate distributions per share reach $12,000 for the holders of Series A and B Preferred Stock, $2,400 for the holders of Series C Preferred Stock and $3,600 for the holders of Series D Preferred Stock. Salon has previously issued 809 shares of Series A Preferred Stock, 125 shares of Series B Preferred Stock and 6,618 shares of Series C Preferred Stock. If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C Preferred Stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C Preferred Stock then held by them. The holders of Series C Preferred Stock hold approximately 94.2% of this group of securities.

       Preferred stockholders as a group own approximately 95.5% of the outstanding shares of common stock and common stock issuable upon conversion of the shares of preferred stock, all with voting rights. In addition, preferred stockholders as a group hold warrants to purchase approximately 23,681,000 shares of common stock, or 95.2% of the total warrants issued.

7.     WARRANT VALUATION

       Salon has an inadequate number of authorized common shares to satisfy all convertible preferred shares, warrant agreements and option grants, which requires Salon record as an additional liability the value any new warrants issued, and to re-measure the value of all warrants issued at each balance sheet period, with such change recorded in Salon's results of operations.

       The issuance of 417 shares of Series D-1 preferred stock issued in June 2004 also included the issuance of warrants to purchase 807,095 shares common stock at an exercise price of $0.138 per share. The warrants were valued at $72 using the Black-Scholes option pricing model, applying an expected life of three years, a weighted average risk-free interest rate of 3.19%, a volatility of 120% and a deemed fair value of common stock of $0.12 per share and was recorded as an additional liability.

       The June 30, 2004 re-measurement of value of all warrants then outstanding resulted in a non-cash charge to operations of $888 and the June 30, 2003 re-measurement of value all warrants then outstanding resulted in a non-cash benefit to operations of $93, recapped as follows:

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                    ----------------------
PURPOSE OF ISSUANCE OF WARRANTS:     OPERATING RESULTS AFFECTED        2004        2003
                                                                    ----------  ----------
  Editorial collaboration            Production and content         $      (72) $       21
  Employee severance agreement       General and administrative            (35)
  Issuance of convertible notes      Other income (expense), net          (383)
  Issuance of preferred stock        Preferred deemed dividend            (398)         72
                                                                    ----------  ----------
                                                                    $     (888) $       93
                                                                    ==========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

       This section and other parts of this Form 10-Q contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) that involve risks and uncertainties, including, but not limited to, statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources. Although Salon Media Group, Inc. (Salon) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, Salon gives no assurance those plans, intentions or expectations will be achieved. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon's public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

       Salon's actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors That May Affect Our Future Results and Market Price of Stock." In this report, the words "anticipates," "believes," "expects," "estimates," "forecast," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

       Salon is an Internet media company. The main entry and navigation point to Salon's eight primary subject-specific sections is Salon's home page at www.salon.com. The Website provides news, features, interviews and regular columnists on specific topics, from politics and arts and entertainment to parenting and health. Salon also offers an audio streaming Website, and hosts' two online communities -Table Talk and The Well, which allow users to discuss Salon content and interact with other users. The Well is a member-only discussion community in which members use their real names to post and only members can view the postings. Table Talk is available for all Internet users to read, but only subscribers may post.

       Salon believes that its original, award-winning content allows it to attract and retain users who are more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its Website a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online

       This section and other parts of this Form 10-Q should be considered in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Matters of interest therein include, but are not limited to, Salon's disclosure of critical accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

NET REVENUES:

       Net revenues increased 66% to $1.7 million for the three months ended June 30, 2004 from $1.0 million for the three months ended June 30, 2003.

       Advertising revenues increased to $1.0 million for the three months ended June 30, 2004 from $0.4 million for the three months ended June 30, 2003. The $0.6 million increase reflects an overall market improvement for Internet advertising that Salon was able to capitalize on during the period, acceptance of Salon's Website access pass advertisement format, and diminishing concerns of Salon's financial viability by advertisers. Salon estimates that advertising revenues for the three months ended September 30, 2004 will be approximately $0.6-$0.7 million.

       Salon Premium subscription revenues increased to $0.5 million for the three months ended June 30, 2004 from $0.4 million for the three months ended June 30, 2003. The subscription revenue increase was attributable to recognizing revenue as earned over the subscription period from cash continuously received from Salon Premium subscribers from the period ended June 30, 2003 to June 30, 2004. For the three months ended June 30, 2004, approximately 17,600 individuals paid for a one-year subscription to Salon Premium, compared to 15,000 for the three months ended June 30, 2003. As of June 30, 2004, Salon has approximately 75,700 active subscribers and deferred $1.0 million of revenue, compared to 66,200 active subscribers and deferred revenue of $0.8 million as of June 30, 2003. The overall one-year subscription renewal rate for paid Salon Premium subscriptions averaged 69% as of June 30, 2004 compared to 76% as of June 30, 2003. Salon estimates that Salon Premium revenues for the three months ended September 30, 2004 will be approximately $0.5 million.

       Subscriptions for Salon's on-line forums were $140,000 for the three months ended June 30, 2004 compared to $157,000 for the three months ended June 30, 2003, with the decline reflecting a drop in memberships. Revenues from all other sources were $0.1 million for the three months ended June 30, 2004 and for the three months ended June 30, 2003. Salon estimates that revenues other than advertising and Salon Premium subscription revenues for the three months ended September 30, 2004 will be approximately $0.2 million.

PRODUCTION AND CONTENT:

       Production and content expenses were constant at $1.2 million for the three months ended June 30, 2004 and June 30, 2003. The results for the three months ended June 30, 2003 include a $0.1 million charge that resulted from subleasing over-capacity office space in New York, NY, while the results for the three months ended June 30, 2004 include a $0.1 million charge primarily from a change in value of warrants issued in December 2003 for editorial collaboration with a print publisher. With the exception of changes in value for warrants issued for editorial collaboration, Salon does not anticipate material changes to production and content expenditures in the near future.

SALES AND MARKETING:

       Sales and marketing expenses during the three months ended June 30, 2004 were $0.5 million compared to $0.6 million for the three months ended June 30, 2003, a decline of $0.1 million or 17%. The results for the three months ended June 30, 2003 include a $0.1 million charge that resulted from subleasing over-capacity office space in New York, NY, with no comparable charge for the three months ended June 30, 2004. Salon does not anticipate material changes to sales and marketing expenditures in the near future.

RESEARCH AND DEVELOPMENT:

       Research and development expenses during the three months ended June 30, 2004 of $135,000 were comparable to the $149,000 incurred for the three months ended June 30, 2003. Salon does not anticipate material future changes in research and development expenditures.

GENERAL AND ADMINISTRATIVE:

       General and administrative expenses for the three months ended June 30, 2004 were $228,000 compared to $371,000 for the three months ended June 30, 2003, a decline of $143,000 or 39%. The decline was attributable to a decrease in salary related costs as existing employees between years absorbed three positions. The salary related decrease was mitigated by a nominal charge related to the change in value of warrants issued to Salon's former Chief Executive Officer and President and charged to operations. Besides charges related to changes in value of warrants, Salon does not anticipate material future changes in general and administrative expenditures.

AMORTIZATION OF INTANGIBLES:

       Results for the three months ended June 30, 2003 included $0.1 million for the amortization of intangible assets. All such assets were fully amortized as of March 31, 2004.

OTHER INCOME (EXPENSE), NET:

       Other income (expense), net for the three months ended June 30, 2004 was a $0.3 million charge compared to a $0.1 million charge for the three months ended June 30, 2003, an increase of $0.2 million. The results for the three months ended June 30, 2004 include a non-cash charge of $0.4 million due to a change in value of warrants issued to former convertible note holders, offset by $0.1 million of realized income, derived from grant monies received by Salon to finance editorial content, which Salon's obligation was met during the period. As of June 30, 2004, predominately no grant monies remain to finance editorial content. Salon cannot accurately predict if it will receive additional monies to finance editorial content.

       The change in value charge was precipitated by Salon having an inadequate number of authorized common shares to satisfy all convertible preferred shares, warrant agreements and option grants, which requires Salon to re-measure the value of warrants issued at each balance sheet period, with the difference being charged to operating results. The charge for the three months ended June 30, 2004 was primarily driven by an increase in Salon's per share market price of $0.14 per share on March 31, 2004 to $0.18 per share on June 30, 2004. Salon contemplates having a stockholders meeting by December 31, 2004 in which it expects approval by security stockholders eligible to vote, to increase in the number of authorized common shares. Upon securing an increase in authorized common shares, Salon will no longer incur similar charges.

PREFERRED DEEMED DIVIDEND:

       On June 4, 2004 Salon issued 417 shares of Series D-1 preferred stock and received net proceeds of approximately $0.5 million. The transaction resulted in a $0.2 million non-cash charge ensuing from the difference between the offering price of Salon's Series D-1 preferred stock and the fair value of Salon's common stock into which the preferred stock is convertible on the date of the transaction.

       The results for the three months ended June 30, 2004 also includes a non-cash charge of $0.4 million resulting from revaluing warrants issued to preferred stockholders. The change in value charge was precipitated by Salon having an inadequate number of authorized common shares to satisfy all convertible preferred shares, warrant agreements and option grants, which requires Salon to re-measure the value of warrants issued at each balance sheet period, with the difference being charged to operating results. The charge for the three months ended June 30, 2004 was primarily driven by an increase in Salon's per share market price of $0.14 per share on March 31, 2004 to $0.18 per share on June 30, 2004. Salon contemplates having a stockholders meeting by December 31, 2004 in which it expects approval by security stockholders eligible to vote, to increase the number of authorized common shares. Upon securing an increase in authorized common shares, Salon will no longer incur similar charges.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:

       As a result of the above factors, Salon recorded a net loss attributable to common stockholders of $1.2 million, or ($0.08) per share for the three months ended June 30, 2004 compared to a net loss attributable to common stockholders of $1.3 million, or ($0.09) per share for the three months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES:

       As of June 30, 2004, Salon had approximately $0.8 million in available cash, of which $0.5 million was from the issuance of preferred stock on June 4, 2004.

       Net cash used in operations was $0.4 million for the three months ended June 30, 2004, compared to $1.0 million for the three months ended June 30, 2003. The principal use of cash during the three months ended June 30, 2004 was to fund the $0.6 million net loss for the period and the $0.5 million increase in accounts receivable, which were offset by $0.7 million of non-cash charges. The principal use of cash during the three months ended June 30, 2003 was to fund the $1.4 million net loss for the period and a $0.1 million increase in accounts receivable, offset by non-cash charges of $0.3 million and an increase in accounts payable and accrued liabilities of $0.2 million.

       Net cash used in investing activities was $0.1 million for the three months ended June 30, 2004 to acquire computer related equipment, compared to none for the three months ended June 30, 2003.

       Net cash from financing activities provided $0.5 million for the three months ended June 30, 2004 compared to $0.9 million for the three months ended June 30, 2003. For the three months ended June 30, 2004, Salon received $0.5 million from the issuance of Series D-1 preferred stock, practically all of which was from related parties. For the three months ended June 30, 2003 Salon issued $0.9 million of convertible notes payable, of which $0.8 million was to related parties, borrowed a net $0.1 million from a bank, and made payments under capital leases of $0.1 million.

       Salon's independent registered public accountants have included a paragraph in their reports for the fiscal years ended March 31, 2004, March 31, 2003 and March 31, 2002 indicating that substantial doubt exists as to Salon's ability to continue as a going concern because it has recurring operating losses and negative cash flows, and an accumulated deficit. Salon has reduced expenses, and may reduce them further to equal anticipated revenues in order to reach cash flow break even. Even though Salon had advertising sales for the three months ended June 30, 2004 of $1.0 million and has not recognized advertising revenues in excess of $1.0 million since the three month period ended December 31, 2000 when it reached $2.0 million, there is no assurance that Salon can maintain or increase its current advertising sales levels in future periods. Projected advertising sales for the three months ended September 30, 2004 are anticipated to be approximately $0.6-$0.7 million.

       Salon's cash projections indicate that it will require an additional infusion of cash in September 2004 and contemplates issuing 417 shares of preferred stock at that time for approximately $0.5 million in cash. Cash projections, based on anticipated future revenues, indicate that Salon will not need to issue additional preferred stock the remainder of its fiscal year ending March 31, 2005. The issuance of additional preferred stock may trigger a preferred deemed dividend charge as the certificate of designation and rights of the Series D preferred stock stipulate that the stock be issued at an effective 30% discount to the trailing thirty day trading average of Salon's common stock.

       Salon's common stockholders have experienced considerable dilution from the issuance of Series A, B, C and D preferred stock. As of June 30, 2004, the holders of Salon's preferred stock control approximately 95.5% of the voting securities of Salon, with related parties holding approximately 67.0% of such securities. Of the related parties, Director John Warnock holds approximately 40.5% of the total voting securities, with the father of Salon's President, Chief Financial Officer and Secretary either directly or indirectly, controlling approximately 20.0% of the total voting securities. In the event of a liquidation event, the liquidation preferences of holders of Salon's preferred stock will most likely preclude any common stockholder from receiving little, if any, liquidation distributions. The issuance of additional Series D preferred stock will result in further dilution to Salon's common stockholders.


RISK FACTORS

FACTORS THAT MAY AFFECT SALON'S FUTURE RESULTS AND MARKET PRICE OF STOCK

SALON'S PROJECTED CASH FLOWS MAY NOT MEET EXPECTATIONS

       Salon plans on issuing 417 shares of preferred stock in September 2004 for which it should receive $0.5 million in cash. Cash projections, based on anticipated future revenues, indicate that Salon will not need to issue additional preferred stock for the remainder of its fiscal year ending March 31, 2005. If anticipated future revenues do not meet expectations, Salon may need to issue additional preferred stock, increasing the dilution of common stockholders, and if Salon is not successful in issuing these securities, its operations may be adversely affected.

SALON MAY ISSUE ADDITIONAL PREFERRED STOCK AT EFFECTIVE PRICES LOWER THAN CURRENT COMMON STOCK MARKET PRICES THAT MAY RESULT IN NON-CASH CHARGES TO OPERATIONS

       The certificate of designation and preferences and rights of the Series D preferred stock stipulates that the Series D conversion price will be equal to 70% of the average closing sales price of Salon's common stock for the thirty days prior to the date of issue of the Series D preferred stock. Such a discount may trigger a non-cash preferred deemed dividend charge. The June 2004 issuance of 417 shares of Series D preferred stock resulted in a $0.2 million preferred deemed dividend charge to Salon's results of operations. Salon cannot predict to what extent it may incur preferred deemed dividend charges for subsequent issuances of Series D preferred stock.

SALON HAS RELIED ON RELATED PARTIES FOR SIGNIFICANT INVESTMENT CAPITAL

       Salon has been relying on cash infusions from related parties to fund operations. The related parties are primarily John Warnock, a Director of Salon, and William Hambrecht, who has invested either directly or indirectly. Mr. Hambrecht is the father of Salon's President, Chief Financial Officer, and Secretary. Out a total of $4.2 million of cash received by Salon from the issuance of convertible notes payable, $3.5 million was from related parties. In addition, of the $0.9 million received from the issuance of Series C preferred stock in December 2003 and February 2004, $0.5 million was from Salon Director John Warnock and $0.2 million was from the father of Salon's President, Chief Financial Officer, and Secretary. Of the $0.5 million received in the June 2004 issuance of Series D preferred stock, $249,600 was from Salon Director John Warnock and $225,600 was either directly or indirectly from the father of Salon's President, Chief Financial Officer, and Secretary. Salon anticipates receiving $0.5 million from these same investors in September 2004. Curtailment of cash investments by related parties could detrimentally impact Salon's cash availability and its ability to fund its operations.

SALON'S PRINCIPAL STOCKHOLDERS CAN EXERCISE A CONTROLLING INFLUENCE OVER SALON'S BUSINESS AFFAIRS AND THEY MAY MAKE BUSINESS DECISIONS WITH WHICH NON-PRINCIPAL STOCKHOLDERS DISAGREE THAT MAY AFFECT THE VALUE OF THEIR INVESTMENT

       The holders of Salon's Series A, B, C and D preferred stock collectively own approximately 95.5% of all voting securities as of June 30, 2004. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 67% is held by related parties, of which approximately 20% is controlled directly or indirectly by the father of Salon's President, Chief Financial Officer, and Secretary and approximately 40.5% by a Director of Salon. Therefore, related parties by themselves own a controlling interest in Salon.

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

       Salon's Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of a minimum of approximately $19.6 million as of June 30, 2004. In the event of a liquidation event, these holders would have preference over common stockholders of $19.6 million, or more, and therefore could affect the value of an investment in Salon's common stock. Future issuance of preferred stock will increase this liquidation preference.

SALON LACKS SIGNIFICANT REVENUES AND HAS A HISTORY OF LOSSES

       Salon has a history of significant losses and expects to incur a loss from operations for its fiscal year ending March 31, 2005 and potentially in future years. For the three months ended June 30, 2004, Salon had a loss from operations of $0.3 million and a net loss attributable to common stockholders of $1.1 million and had an accumulated deficit of $92.1 million. If and when Salon does achieve profitability, Salon may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

       Burr, Pilger & Mayer LLP, Salon's independent registered public accounting firm for the year ended March 31, 2004 included a "going-concern" audit opinion on the consolidated financial statements for that year. PricewaterhouseCoopers LLP, Salon's independent registered public accounting firm for the years ended March 31, 2003, and 2002 included a "going-concern" audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about Salon's ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the "going-concern" opinions, Salon's stock price and investment prospects may be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

SALON'S OPERATIONS REQUIRE ATTRACTIVE CONTENT, SUBSCRIBER INTEREST, AND CONFIDENCE BY SUBSCRIBERS AND SUPPLIERS THAT THE SUBSCRIPTION OFFERING WARRANTS THEIR LONG-TERM SUPPORT AND INVESTMENT. THE ABSENCE OF ANY OF THESE FACTORS COULD IMPAIR THE RESULTS, REVENUE AND CASH FLOW FROM SUBSCRIPTIONS.

       Salon is under severe budgetary constraints to limit expenditures. These constraints affect editorial staffing levels and the purchase of content from freelance writers. These constraints affect the amount and quality of content published on Salon's Website and consequently, the positive experience of Website visitors. The positive experience leads to reoccurring Website visits, new subscriptions to Salon Premium, and corresponding high renewal rates of Salon Premium subscribers. As of June 30, 2004 Salon's renewal rate for one-year paid subscription to Salon Premium was approximately 69%. Salon cannot predict if this rate will continue in the future or how many new Salon Premium subscriptions it will acquire.

SALON HAS DEPENDED ON ADVERTISING SALES FOR MUCH OF ITS REVENUES, AND ITS INABILITY TO MAINTAIN OR INCREASE ADVERTISING REVENUES WILL HARM ITS BUSINESS

       Maintaining or increasing Salon's advertising revenues depends upon many factors, including whether it will be able to:

o      successfully sell and market its Website Access Pass advertisements;

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


LEGISLATIVE ACTION AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO CAUSE OUR GENERAL AND ADMINISTRATIVE EXPENSES AND OTHER OPERATING EXPENSES TO INCREASE

       In order to comply with the newly adopted Sarbanes-Oxley Act of 2002 and proposed accounting changes by the Securities and Exchange Commission, we may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

THE LENGTH OF SALON'S SALES CYCLE IS UNCERTAIN AND VARIABLE AND MAY LEAD TO SHORTFALLS IN REVENUES AND FLUCTUATIONS IN ITS OPERATING RESULTS

       Salon's dependence on advertising subjects it to the risk of revenue shortfalls because the sales cycles for advertising vary significantly, and during these cycles Salon may expend substantial funds and management resources while not obtaining advertising revenues. If sales are delayed or do not occur, Salon's financial results for a particular period may be harmed. The time between the date of initial contact with a potential customer and the signing of an advertising order may range from as little as one week to up to several months. Sales of advertising are subject to factors over which Salon has little or no control, including:

o      advertisers' budgets;

o the acceptability of the Website Access Pass and other forms of rich media advertisements;

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

SALON'S PROMOTION OF THE SALON BRAND MUST BE SUCCESSFUL IN ORDER TO ATTRACT AND RETAIN USERS AS WELL AS ADVERTISERS AND STRATEGIC PARTNERS

       The success of the Salon brand depends largely on its ability to provide high quality content and services. If Internet users do not perceive Salon's existing content and services to be of high quality, or if it introduces new content and services or enters into new business ventures that are not favorably perceived by users, it may not be successful in promoting and maintaining our brand. Any change in the focus of its operations creates a risk of diluting our brand, confusing consumers and decreasing the value of our user base to advertisers. If Salon is unable to maintain or grow the Salon brand, its business could be severely harmed.

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


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

       Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, to their knowledge and belief, our disclosure controls and procedures were effective.

       There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or to our knowledge in other factors that could significantly affect these controls subsequent to the Evaluation Date.

CEO AND CFO CERTIFICATIONS

       Attached, as Exhibits 31 and 32, are two separate forms of certifications of the CEO and the CFO. The certifications attached as Exhibits 31.1 and 31.2 are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). The information contained in this Item 4 relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

       Our management, including the CEO and CFO, has a responsibility for establishing and maintaining adequate disclosure and internal controls over our financial reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with GAAP.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

       Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

--------------------------------------------------------------------------------
PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS.

       Not Applicable


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

       On June 4, 2004, Salon issued 417 shares of Series D-1 Preferred stock and warrants to purchase 807,095 shares of common stock and received gross proceeds of $500,000. The investors included John Warnock, a Director of Salon, William Hambrecht, the father of Elizabeth Hambrecht, Salon's President, Chief Financial Officer and Secretary, and an entity that William Hambrecht and Elizabeth Hambrecht have an ownership interest therein. The capital raised was for working capital and other general corporate purposes.

       The issuance of the shares of Series D-1 Preferred stock and additional warrants to acquire shares of common stock were deemed exempt from registration under the Securities Act as a transaction by an issuer not involving public offering. The investors represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in the transactions.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

       Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not Applicable


ITEM 5.  OTHER INFORMATION.

       Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (A)  EXHIBITS.

            3.4.3(1) Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock dated as of June 1, 2004.

            4.2.82(1)  Securities Purchase Agreement dated as of June 4, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.

            4.2.83(1)  Form of Common Stock Purchase Warrant dated June 4, 2004 issued by Salon Media Group, Inc.

            31.1 Certification of David Talbot, Chairman and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

            31.2 Certification of Elizabeth Hambrecht, President, Chief Financial Officer, and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

            32.1 Certification of David Talbot, Chairman and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

            32.2 Certification of Elizabeth Hambrecht, President, Chief Financial Officer, and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on June 16, 2004.

       (B)  REPORTS ON FORM 8-K.

            On June 16, 2004 Salon filed a Current Report on Form 8-K under Item 5 announcing the sale of 417 shares of Series D-1 preferred stock and the issuance of warrants to purchase 807,095 shares of common stock for which it received $500,000 in cash.






SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned, thereunto duly authorized.


                               SALON MEDIA GROUP, INC.



Dated:  8/12/04                /s/ David Talbot
                               ------------------------------------
                               David Talbot
                               Chairman and Chief Executive Officer



Dated:  8/12/04                /s/ Elizabeth Hambrecht
                               ------------------------------------
                               Elizabeth Hambrecht
                               President, Chief Financial Officer, and Secretary