Form 10-Q
period 2004-09-30
SALON MEDIA GROUP INC
filed 2004-11-12
CIK 1084332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              _____________________


                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                              _____________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
                              _____________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                ----------------
                                (TITLE OF CLASS)

                              _____________________


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

Indicate by check mark whether the Registrant is an accelerated filer as defined
by Rule 12b-12 of the act.   Yes [_]   No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on November 9, 2004 was 14,588,980 shares.
================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------


                                                                           PAGE
PART I      FINANCIAL INFORMATION                                         NUMBER


ITEM 1:     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 2004 and March 31, 2004 (unaudited)................  3

            Condensed Consolidated Statements of Operations for
            the three months and six months ended September 30,
            2004 and 2003 (unaudited)........................................  4

            Condensed Consolidated Statements of Cash Flows for
            the six months ended September 30, 2004 and 2003
            (unaudited)......................................................  5

            Notes to Condensed Consolidated Financial
            Statements (unaudited)...........................................  6

ITEM 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 13

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk....... 30

ITEM 4:     Controls and Procedures.......................................... 30




PART II     OTHER INFORMATION


ITEM 1:     Legal Proceedings................................................ 31

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds...... 31

ITEM 3.     Defaults upon Senior Securities.................................. 31

ITEM 4.     Submission of Matters to a Vote of Security Holders.............. 31

ITEM 5.     Other Information................................................ 31

ITEM 6:     Exhibits......................................................... 31

            Signatures....................................................... 32






--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 SEPTEMBER 30,       MARCH 31,
                                                                     2004              2004
                                                                 ------------      ------------
ASSETS
    Current assets:
        Cash and cash equivalents                                $        547      $        696
        Accounts receivable, net                                          616               306
        Prepaid expenses and other current assets                         357               432
                                                                 ------------      ------------
        Total current assets                                            1,520             1,434
    Property and equipment, net                                           164                89
    Prepaid advertising rights                                          4,149             4,430
    Goodwill, net                                                         200               200
    Other assets                                                           85               117
                                                                 ------------      ------------
        Total assets                                             $      6,118      $      6,270
                                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
        Accounts payable and accrued liabilities                 $        915      $      1,125
        Deferred revenue                                                1,116             1,107
        Capital lease obligations, current                                  2                18
                                                                 ------------      ------------
        Total current liabilities                                       2,033             2,250

    Long-term liabilities
        Warrants payable                                                1,966             2,621
                                                                 ------------      ------------
        Total liabilities                                               3,999             4,871
                                                                 ------------      ------------
Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares
        authorized, 8,177 issued and outstanding at
        September 30, 2004 and 7,552 issued and outstanding
        at March 31, 2004 (liquidation value of $19,801 at
        September 30, 2004)                                                --                --
    Common stock, $0.001 par value, 50,000,000 shares
        authorized, 14,172,464 shares issued and outstanding
        at September 30, 2004 and 14,155,276 issued and
        outstanding at March 31, 2004                                      14                14
    Additional paid-in-capital
                                                                       93,186            92,320
    Accumulated deficit                                               (91,081)          (90,935)
                                                                 ------------      ------------
       Total stockholders' equity                                       2,119             1,399
                                                                 ------------      ------------
        Total liabilities and stockholders' equity               $      6,118      $      6,270
                                                                 ============      ============

         The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 ------------------------------      ------------------------------
                                                                     2004              2003              2004              2003
                                                                 ------------      ------------      ------------      ------------
Net revenues                                                     $      1,256      $      1,086      $      2,989      $      2,131
                                                                 ------------      ------------      ------------      ------------
Operating expenses:
    Production and content                                              1,004               956             2,204             2,145
    Sales and marketing                                                   387               467               855             1,030
    Research and development                                              156               149               291               298
    General and administrative                                            133               322               361               693
    Amortization of intangibles                                            --                97                --               190
                                                                 ------------      ------------      ------------      ------------
        Total operating expenses                                        1,680             1,991             3,711             4,356
                                                                 ------------      ------------      ------------      ------------

Loss from operations                                                     (424)             (905)             (722)           (2,225)
Other income (expense), net                                               720              (252)              447              (324)
                                                                 ------------      ------------      ------------      ------------
        Net profit (loss)                                                 296            (1,157)             (275)           (2,549)

Preferred deemed dividend                                                 722               (41)              129                31
                                                                 ------------      ------------      ------------      ------------
Net profit (loss) attributable to common stockholders            $      1,018      $     (1,198)     $       (146)     $     (2,518)
                                                                 ============      ============      ============      ============

Basic net profit (loss) per share attributable
    to common stockholders                                       $       0.07      $      (0.09)     $      (0.01)     $      (0.18)

Dilutive net profit (loss) per share attributable
    to common stockholders                                       $       0.00      $      (0.09)     $      (0.01)     $      (0.18)

Weighted average shares used in computing basic net
    profit (loss) per share attributable to common
    stockholders                                                       14,161            14,090            14,158            14,044

Weighted average shares used in computing dilutive net
    profit  (loss) per share attributable to common
    stockholders                                                      205,148            14,090            14,158            14,044


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                          -----------------------------
                                                                              2004              2003
                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $       (275)     $     (2,549)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Loss from retirement of assets, net                                         --                43
        Warrant re-valuation                                                      (406)               48
        Depreciation and amortization                                              178               608
        Allowance for recovery of doubtful accounts                                 (1)               (8)
        Amortization of prepaid advertising rights                                 281               240
    Changes in assets and liabilities:
        Accounts receivable                                                       (309)               (6)
        Prepaid expenses, other current assets and other assets                    (16)             (129)
        Accounts payable and accrued liabilities                                  (210)               24
        Deferred revenue                                                             9               (21)
                                                                          ------------      ------------
            Net cash used in operating activities                                 (749)           (1,750)
                                                                          ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                            (130)               (1)
    Proceeds from asset sales                                                       --                15
                                                                          ------------      ------------
            Net cash (used) provided by investing activities                      (130)               14
                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank borrowing                                                    --               155
    Proceeds from exercise of stock options                                          2                --
    Payments to bank                                                                --               (83)
    Proceeds from issuance of notes payable                                         --             1,613
    Proceeds from issuance of preferred stock, net                                 744                --
    Principal payments under capital lease obligations                             (16)              (69)
                                                                          ------------      ------------
            Net cash provided by financing activities                              730             1,616
                                                                          ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (149)             (120)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   696               162
                                                                          ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $        547      $         42
                                                                          ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock and warrants in connection with acquisition         $         --      $          5
    Issuance of warrants in connection with issuance of convertible
       notes payable                                                                --               151
    Preferred deemed dividend in connection with preferred stock
       financing                                                                   218                --
    Preferred deemed dividend from warrant re-valuation                           (347)              (31)

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


2.     BASIS OF PRESENTATION

       These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and operating results for the interim periods presented. Other than adjustments related to the issuance of preferred stock in Note 5 "Preferred Stock" and Note 6 "Warrant Valuation," all entries are of a normal recurring nature. The condensed consolidated balance sheet data as of March 31, 2004 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and six months ended September 30, 2004 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2005.

       These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Except for a profit recorded for the three months ended September 31, 2004 as a direct result of a benefit of $1,641 from the re-valuation of warrants, Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at September 30, 2004 of $91,081. These factors raise substantial doubt about Salon's ability to continue as a going concern.

       Salon has reduced expenses, and may reduce them further, to match anticipated revenues to reach cash flow breakeven. There can be no assurance that a further cost cutting exercise would be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on Salon's business and results of operations. Until cash flow breakeven is reached on a consistent basis, Salon will have to rely on additional investment capital or other financing activities. There can be no assurance that Salon will be able to obtain additional capital on terms that are favorable, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.     CONCENTRATIONS OF CREDIT RISK

       No customer accounted for more than 10% of total revenue for the three-month or six-month periods ended September 30, 2004 and September 30, 2003. One customer accounted for 14% of the total accounts receivable balance as of September 30, 2004. Four customers accounted for 26%, 16%, 15%, and 13%, respectively, of the total accounts receivable balance as of September 30, 2003.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


4.     NET PROFIT (LOSS) PER SHARE

       Basic net profit (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period and diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period, as follows:

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 SEPTEMBER 30                     SEPTEMBER 30
                                                        -----------------------------     -----------------------------
                                                            2004             2003             2004             2003
                                                        ------------     ------------     ------------     ------------
Numerator:
   Numerator for basic and diluted net profit
   (loss) attributable to common stockholders           $      1,018     $     (1,198)    $       (146)    $     (2,518)

Denominator:
   Weighted average common shares outstanding             14,161,000       14,155,000       14,158,000       14,155,000
   Weighted average common shares held in escrow                  --          (65,000)              --         (111,000)

   Denominator for basic net profit (loss)
      attributable to common stockholders               ------------     ------------     ------------     ------------
      weighted average shares                             14,161,000       14,090,000       14,158,000       14,044,000

   Effect of dilutive preferred stock                    176,513,000               --               --               --
   Effect of dilutive common stock warrants               14,238,000               --               --               --
   Effect of dilutive common stock options                   236,000               --               --               --
                                                        ------------     ------------     ------------     ------------
   Denominator for dilutive net profit (loss)
      attributable to common stockholders per share      205,148,000       14,090,000       14,158,000       14,044,000

Antidilutive securities including options, warrants,
   and convertible preferred stock not included in
   net loss attributable to common stockholder per
   share calculation                                             N/A       36,944,787      207,759,983       36,944,787


       For the three months ended September 30, 2004, options to purchase 1,831,000 weighted average shares of common stock and warrants to purchase 609,000 weighted average shares of common stock were excluded from the computation of dilutive net income per share as the exercise prices of the securities were greater than the average market price of Salon's common stock during the period. If Salon's compensation expense under its stock option plan had been determined pursuant to Statement of

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," Salon's net profit (loss) per share would have been as follows:

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 SEPTEMBER 30                     SEPTEMBER 30
                                                        -----------------------------     -----------------------------
                                                            2004             2003             2004             2003
                                                        ------------     ------------     ------------     ------------
Net profit (loss) attributable to common stockholders:
   As reported                                          $      1,018     $     (1,198)    $       (146)    $     (2,518)
   Add back: stock-based employee compensation expense
      included in reported net loss                               --               --               --               --

   Deduct: total stock-based compensation expense
      determined under the fair value based method,
      net of related tax                                         (10)             (22)             (26)            (104)

   Pro forma net  profit (loss) attributable to         ------------     ------------     ------------     ------------
      common stockholders                               $      1,008     $     (1,220)    $       (172)    $     (2,622)
                                                        ============     ============     ============     ============

Basic net profit (loss) per share attributable to
   common stockholders:
      As reported                                       $       0.07     $      (0.09)    $      (0.01)    $      (0.18)
      Pro forma                                         $       0.07     $      (0.09)    $      (0.01)    $      (0.19)

Diluted net profit (loss) per share attributable to
   common stockholders:
      As reported                                       $       0.00     $      (0.09)    $      (0.01)    $      (0.18)
      Pro forma                                         $       0.00     $      (0.09)    $      (0.01)    $      (0.19)


5.     PREFERRED STOCK

         On June 4, 2004, Salon issued 417 shares of Series D-1 preferred stock and received $500 in cash and incurred $6 of expenses for a net $494 in cash from four investors. The investors included John Warnock, a Director of Salon, William Hambrecht, the father of Elizabeth Hambrecht, Salon's President, Chief Financial Officer and Secretary, and an entity that William Hambrecht and Elizabeth Hambrecht have an ownership interest therein. The financing was effected in accordance with the Securities Purchase Agreement dated as of June 4, 2004 between Salon and the investors. On September 30, 2004, Salon issued 208 shares of Series D-2 preferred stock for $250 in cash from investor John Warnock, a Director of Salon, and incurred no expenses. The financing was effected in accordance with Amendment No. 1 to the Securities Purchase Agreement dated as of September 30, 2004.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

       The 417 shares of Series D-1 preferred stock and 208 shares of Series D-2 preferred stock were sold at a price of $1,200 per share. In addition, Salon issued to the holders of Series D-1 preferred stock warrants to purchase 807,095 shares common stock at an exercise price of $0.138 per share and issued to the holder of Series D-2 preferred stock a warrant to purchase 340,363 shares of common stock at an exercise price of $0.1265. The 417 shares of Series D-1 preferred stock are convertible into, and have the voting rights of, approximately 5,381,000 shares of common stock and the 208 shares of Series D-2 preferred stock are convertible into, and have the voting rights of, approximately 2,269,000 shares of common stock. Following the transactions: (i) John Warnock owns approximately 79,514,000 shares of common stock and shares of common stock issuable upon conversion of the shares of preferred stock he holds and warrants to purchase approximately 8,892,000 shares of common stock, and
(ii) William Hambrecht, either solely or in conjunction with entities that he has an ownership interest therein, owns approximately 38,501,000 shares of common stock and shares of common stock issuable upon conversion of the shares of preferred stock he holds directly or indirectly and warrants to purchase approximately 4,554,000 shares of common stock. The total outstanding common stock, including shares of common stock issuable upon conversion of the shares of preferred stock, all with voting rights, after the transaction, is approximately 192,930,000 shares. Warrants outstanding to purchase 25,227,000 shares of common stock were outstanding after the transaction.

       The Series D-1 preferred stock is convertible into common stock at the conversion rate determined by dividing the Series D-1 preferred stock per share price of $1,200 by the Series D-1 Conversion Price of $0.093 and the Series D-2 preferred stock is convertible into common stock at the conversion rate determined by dividing the Series D-2 preferred stock per share price of $1,200 by the Series D-2 Conversion Price of $0.11. The conversion to common stock can take place after Salon has amended its Certificate of Incorporation and upon securing approval by the Board of Directors and stockholders to increase the authorized number of shares of Salon's common stock. Salon anticipates securing stockholder approval at its November 17, 2004 Annual Meeting of Stockholders. The Series D-1 and D-2 preferred stock conversion price is subject to downward adjustment in the event of certain subsequent stock issuances by Salon.

       The Certificate of Designation of Preferences and Rights of the Series D preferred stock stipulates that the conversion price to common stock be equal to 70% of the average closing sales price of Salon's common stock for the thirty days prior to the date of issue of the Series D preferred stock. In addition, the warrants to purchase 807,095 shares of common stock issued to the holders of Series D-1 Preferred Stock were valued at approximately $72 using the Black-Scholes option-pricing model, applying an expected life of three years, a weighted average risk-free interest rate of 3.19%, a volatility of 120% and a deemed fair value of common stock of $0.12 per share. As a result, Salon recorded a preferred deemed dividend of $195 which represents the difference between the offering price of Salon's Series D-1 preferred stock and the fair value of Salon's common stock into which the preferred stock is convertible on the date of the transaction and the fair value of the warrants issued.

       Even though the offering price of Salon's Series D-2 preferred stock and the fair value of Salon's common stock into which the preferred stock is convertible on the date of the transaction were equal, the warrants issued to the holders of Series D-2 preferred stock were valued at $26 using the Black-Scholes option-pricing model, applying an expected life of three years, a weighted average risk-free interest rate of 2.792%, a volatility of 120% and a deemed fair value of common stock of $0.11 per share. Due to the difference between the offering price of Salon's Series D-2 preferred stock and the fair value of Salon's

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

common stock into which the preferred stock is convertible on the date of the transaction and the fair value of the warrants issued, Salon recorded a $23 preferred deemed dividend.

       The Purchase Agreement and the Certificate of Designation of Preferences and Rights of the Series D preferred stock allows for the sale and issuance of an additional 1,460 shares of Series D preferred stock.

       The holders of the Series D preferred stock are entitled dividends of 5.0%, as and if declared by the Board of Directors. In event of a liquidation event, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of the Company to the holders of common stock, Series A and B preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of September 30, 2004, no dividend has been declared to the holders of preferred stock.

       If, after initial preferential liquidation payments to the holders of Series A, B, C and D preferred stock, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and preferred stock, based on the shares of common stock then held by them and issuable upon conversion of the shares of preferred stock then held by them until aggregate distributions per share reach $12,000 for the holders of Series A and B preferred stock, $2,400 for the holders of Series C Preferred Stock and $3,600 for the holders of Series D preferred stock. Salon has previously issued 809 shares of Series A preferred stock, 125 shares of Series B preferred stock and 6,618 shares of Series C preferred stock. If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them. Preferred stockholders as a group own approximately 95.6% of the outstanding shares of common stock and common stock issuable upon conversion of the shares of preferred stock, all with voting rights.

       In addition, preferred stockholders as a group hold warrants to purchase approximately 24,021,000 shares of common stock, or 95.2% of the total warrants issued.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


6.     WARRANT VALUATION

       Salon has an inadequate number of authorized common shares to satisfy all convertible preferred shares, warrant agreements and option grants, which requires Salon record as an additional liability the value any new warrants issued, and to re-measure the value of all warrants issued at each balance sheet period, with such change recorded in Salon's results of operations. The value of the warrants issued in conjunction with the issuance of Series D-1 and D-2 of $98 was therefore recorded as an additional liability.

       At March 31, 2004, the closing price of Salon's common stock utilized in re-measuring the value of all warrants issued was $0.14 per share, increasing to $0.18 per share at June 30, 2004, and decreasing to $0.11 per share at September 30, 2004. The drop in per share price between June 30, 2004 and September 30, 2004 of $.07 and a modest drop in interest rates primarily resulted in the value of warrants declining by $1,641 for the three-month period ended September 30, 2004 and resulted in a non-cash benefit to the results of operations of $1,641. The drop in per share price between March 31, 2004 and September 30, 2004 of $.03 and an increase in interest rates primarily resulted in the value of warrants declining by $753 for the six-month period ended September 30, 2004 and resulted in a non-cash benefit to the results of operations of $753. Due primarily to a $0.01 per share increase in the closing price of Salon's common stock utilized in re-measuring the value of all warrants issued between June 30, 2003 and September 30, 2003 increasing the value of warrants, Salon recorded a non-cash charge of $110 to the results of operations for the three-month period ended September 30, 2003. Slight changes in interest rates between the March 31, 2003 measurement period and the September 30, 2003 measurement period resulted in a non-cash charge of $17 to the results of operations for the six-month period ended September 30, 2003. The change in value of warrants is recapped as follows:

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                   SEPTEMBER 30,              SEPTEMBER 30,
                             -----------------------    -----------------------
OPERATING RESULTS AFFECTED      2004         2003          2004         2003
                             ----------   ----------    ----------   ----------
Production and content       $      134   $             $       62   $
General and administrative           68                         33
Other income (expense), net         694          (69)          311          (48)
Preferred deemed dividend           745          (41)          347           31
                             ----------   ----------    ----------   ----------
                             $    1,641   $     (110)   $      753   $      (17)
                             ==========   ==========    ==========   ==========

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


7.     GOODWILL AMORTIZATION AND INTANGIBLE ASSETS

       The following table sets forth information concerning Salon's goodwill and intangible assets as of September 30, 2004 and March 31, 2004:


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

OVERVIEW

       Salon is an Internet media company. The main entry and navigation point to Salon's eight primary subject-specific sections is Salon's home page at www.salon.com. The Website provides news, features, interviews and regular columnists on specific topics, from politics and arts and entertainment to parenting and health. Salon also offers an audio streaming Website, and hosts two online communities -Table Talk and The Well, which allow users to discuss Salon content and interact with other users. The Well is a member-only discussion community in which members use their real names to post and only members can view the postings. Table Talk, which as of August 2004 is available to Salon Premium subscribers free of charge, is available for all Internet users to read, but only subscribers may post.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003

NET REVENUES:

       Net revenues increased 16% to $1.3 million for the three months ended September 30, 2004 from $1.1 million for the three months ended September 30, 2003 and increased 40% to $3.0 million for the six months ended September 30, 2004 from $2.1 million for the six months ended September 30, 2003.

       Advertising revenues increased to $0.5 million for the three months ended September 30, 2004 from $0.4 million for the three months ended September 30, 2003 and increased to $1.5 million for the six months ended September 30, 2004 from $0.8 million for the six months ended September 30, 2003. The increase in advertising revenues reflects an overall market improvement for Internet advertising that Salon was able to capitalize on during the period, acceptance of Salon's Website access pass advertisement format, and diminishing concerns of Salon's financial viability by advertisers. The tepid advertising revenues for the three months ended September 30, 2004 reflects a seasonal slowness historically incurred during this period. Salon estimates that advertising revenues for the three months ended December 31, 2004 will be approximately $1.0-$1.2 million.

       Salon Premium subscription revenues increased to $534,000 for the three months September 30, 2004 from $463,000 for the three months ended September 30, 2003 and increased to $1.0 million for the six months ended September 30, 2004 from $0.9 million for the six months ended September 30, 2003. The increase in Salon Premium subscription revenues is from an increase in overall subscriptions. Total paid subscriptions were approximately 21,000 and 40,500 for the three months and six months ended September 30, 2004, respectively, compared to approximately 17,700 and 36,000 for the three months and six months ended September 30, 2003, respectively. As of September 30, 2004, Salon has approximately 80,900 active subscribers and deferred $1.0 million of revenue, compared to 72,500 active subscribers and deferred revenue of $0.8 million as of September 30, 2003. Due to efforts to re-subscribe lapsed subscriptions with promotional discounts, the renewal rate for one-year paid subscriptions increased from approximately 69% as of June 30, 2004 to approximately 72% as of September 30, 2004. The renewal rate for one-year paid subscriptions as of September 30, 2003 was estimated to range from 65% to 70%. Salon estimates that Salon Premium revenues for the three months ended December 31, 2004 will be approximately $0.6 million.

       All other sources of revenues were $0.2 million for the three-month periods ended September 30, 2004 and September 30, 2003, and were $406,000 and $457,000 for the six months ended September 30, 2004 and September 30, 2003, respectively. The majority of this revenue is derived from Salon's on-line forums The Well and Table Talk. Subscription revenues from these on-line forums were $138,000 and $279,000 for the three months and six months ended September 30, 2004, respectively, compared to $149,000 and $306,000 for the three months and six months ended September 30, 2003, respectively. On-line forum subscription revenues declined as Salon made membership to Table Talk available free of charge to Salon Premium subscribers in August 2004 in order to make it a more robust on-line forum and discontinued charging approximately 600 members for this service at that time. Salon estimates that all other sources of revenue for the three months ended December 31, 2004 will be approximately $0.1 - $0.2 million.

PRODUCTION AND CONTENT:

       Production and content expenses during the three months ended September 30, 2004 and September 30, 2003 was $1.0 million. Expenses for the three months ended September 30, 2004 include an additional $0.1 million of payroll related costs from opening an office in Washington, DC this year to increase political coverage and from filling open positions. This increase was offset by a credit of $0.1 million from a decrease in value of warrants issued in December 2003 for editorial collaboration with a print publisher.

       Production and content expenses during the six months ended September 30, 2004 were $2.2 million compared to $2.1 million for the six months ended September 30, 2003, an increase of $0.1 million or 3%. Opening an office in Washington, DC this year with a staff of three to increase political coverage and filling open positions, resulted in payroll related costs increasing by $0.2 million. This increase was offset by a $0.1 million reduction in various other operating expenses.

       Salon does not anticipate material changes to production and content expenditures in the near future.

SALES AND MARKETING:

       Sales and marketing expenses during the three months ended September 30, 2004 were $0.4 million compared to $0.5 million for the three months ended September 30, 2003. The decline of $0.1 million or 17% is attributable to reduced payroll related costs from eliminating four positions between the periods.

       Sales and marketing expenses during the six months ended September 30, 2004 were $0.9 million compared to $1.0 million for the six months ended September 30, 2003. The decline of $0.1 million or 17% is attributable to $0.1 million of reduced payroll related costs from eliminating four positions between the periods, and the results for the three months ended June 30, 2003 include a $0.1 million charge that resulted from subleasing over-capacity office space in New York, NY, with no comparable charge for the six months ended September 30, 2004. An overall $0.1 million in other general sales and marketing expenses offset these amounts. Salon does not anticipate material changes to sales and marketing expenditures in the near future.

RESEARCH AND DEVELOPMENT:

       Research and development expenses during the three months ended September 30, 2004 of $156,000 were comparable to the $149,000 incurred for the three months ended September 30, 2003. Research and development expenses during the six months ended September 30, 2004 and September 30, 2003 were $0.3 million. Salon does not anticipate material future changes in research and development expenditures.

GENERAL AND ADMINISTRATIVE:

       General and administrative expenses for the three months ended September 30, 2004 were $0.1 million compared to $0.3 million for the three months ended September 30, 2003, a decline of $0.2 million or 59%. The decline was attributable to a $0.1 million decrease in salary related costs as existing employees between years absorbed three positions and an approximate credit of $0.1 million resulting from a decrease in value of warrants issued to Salon's former Chief Executive Officer and President.

       General and administrative expenses for the six months ended September 30, 2004 were $0.4 million compared to $0.7 million for the six months ended September 30, 2003, a decline of $0.3 million or 48%. The decline was attributable to a $0.2 million decrease in salary related costs as existing employees between years absorbed three positions and $0.1 million from a decrease in general operating expenses. Salon does not anticipate material future changes in general and administrative expenditures.

AMORTIZATION OF INTANGIBLES:

       Results for the three and six months ended September 30, 2003 include $0.1 million and $0.2 million respectively, for the amortization of intangible assets. All such assets were fully amortized as of March 31, 2004.

OTHER INCOME (EXPENSE), NET:

       A decline in Salon's common stock price from $0.18 per share at June 30, 2004 to $0.11 at September 30, 2004 primarily accounted for a decrease in value of warrants previously issued to convertible note holders, resulting in a non-cash benefit of $0.7 million Other income (expense), net for the three months ended September 30, 2004. For the three months ended September 30, 2003, Salon recorded an Other income (expense), net charge of $0.3 million. Approximately $0.2 million of this charge is attributable to expensing the value of warrants issued in conjunction with the issuance of convertible notes, and $0.1 million from the accrual of interest on the notes issued and other nominal interest related items. The majority of the warrants issued have been to related parties, primarily John Warnock, a Director of Salon and entities that the father of Salon's President, Chief Financial Officer, Treasurer and Secretary, has an ownership interest in.

       For the six months ended September 30, 2004 Salon recorded an Other income (expense), net benefit of $0.4 million. The benefit includes a $0.3 million non-cash credit that resulted from a decrease in value of warrants previously issued to convertible note holders, and by $0.1 million of realized income, derived from grant monies received by Salon to finance editorial content, which Salon's obligation was met during the period. As of September 30, 2004, very little grant monies remain to finance editorial content. Salon cannot accurately predict if it will receive additional monies to finance editorial content.

PREFERRED DEEMED DIVIDEND:

       The non-cash preferred deemed dividend benefit of $0.7 million for the three months ended September 30, 2004 is primarily attributable to a change in value of warrants previously issued to preferred stockholders.

       The non-cash preferred deemed dividend benefit of $0.1 million for the six months ended September 30, 2004 includes a benefit of $0.3 attributable to a decrease in value of warrants previously issued to preferred stockholders, offset by a $0.2 million non-cash preferred deemed dividend charge primarily from the June 4, 2004 issuance of 417 shares of Series D-1 preferred stock, which represented the difference between the offering price of Salon's Series D-1 preferred stock and the fair value of Salon's common stock into which the preferred stock is convertible on the date of the transaction and the value of the warrants issued in the transaction.

NET PROFIT (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:

       As a result of the above factors, which included a benefit of $1.6 million from the decline in value of warrants previously issued, Salon recorded a net profit attributable to common stockholders of $1.0 million, or $0.07 per basic share, or $0.00 per diluted share, for the three months ended September 30, 2004, compared to a net loss attributable to common stockholders of $1.2 million, or ($0.09) per share for the three months ended September 30, 2003. Also as a result of the above factors, which included a benefit of $0.8 million from the decline in value of warrants previously issued, Salon recorded a net loss attributable to common stockholders of $0.1 million, or $(0.01) per share for the six months ended September 30, 2004 compared to a net loss attributable to common stockholders of $2.5 million, or ($0.18) per share for the six months ended September 30, 2003.

       The change in value of warrants effect on Salon's results of operations was precipitated by Salon having an inadequate number of authorized common shares to satisfy all convertible preferred shares, warrant agreements and option grants, which requires Salon to re-measure the value of warrants issued at each balance sheet period, with the difference being applied to operating results. At Salon's Annual Stockholders Meeting to be held on November 17, 2004, Salon contemplates approval by its stockholders' to amend Salon's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 600,000,000. Such approval will preclude Salon from having to record similar future charges or benefits in its results of operations.

LIQUIDITY AND CAPITAL RESOURCES:

       As of September 30, 2004, Salon had approximately $0.5 million in available cash, of which approximately $250,000 was from the issuance of preferred stock on September 30, 2004.

       Net cash used in operations was $0.7 million for the six months ended September 30, 2004, compared to $1.8 million for the three months ended September 30, 2003. The principal use of cash during the three months ended September 30, 2004 was to fund the $0.3 million net loss for the period and the $0.3 million increase in accounts receivable, which were offset by $0.1 million of non-cash charges. The principal use of cash during the six months ended September 30, 2003 was to fund the $2.5 million net loss for the period, which was primarily offset by $0.9 million of non-cash charges.

       Net cash used in investing activities was $0.1 million for the six months ended September 30, 2004 to acquire computer related equipment, compared to none for the six months ended September 30, 2003.

       Net cash from financing activities provided $0.7 million for the six months ended September 30, 2004 compared to $1.6 million for the six months ended September 30, 2003. For the six months ended September 30, 2004, Salon received approximately $0.7 million net from the issuance of Series D-1 and D-2 preferred stock, practically all of which was from related parties. For the six months ended September 30, 2003, Salon issued $1.6 million of convertible notes payable, of which $1.4 million was to related parties, borrowed a net $0.1 million from a bank, and made payments under capital leases of $0.1 million.

       Salon's independent registered public accountants have included a paragraph in their reports for the fiscal years ended March 31, 2004, March 31, 2003 and March 31, 2002 indicating that substantial doubt exists as to Salon's ability to continue as a going concern because it has recurring operating losses and negative cash flows, and an accumulated deficit. Salon has reduced expenses, and may reduce them further to equal anticipated revenues in order to reach cash flow break even. Even though advertising sales for the six months ended September 30, 2004 have increased by 99% to $1.5 million compared to the six months ended September 30, 2003, there is no assurance that Salon can maintain or increase its current advertising sales levels in future periods.

       Projected advertising sales for the three months ended December 31, 2004 are anticipated to be approximately $1.0 - $1.2 million. Salon believes that based on current traffic to its Website, and its current network of servers, that this projected advertising revenue represents the peak advertising revenue that it can attain. Salon is therefore deploying new software, servers and other computer related equipment to allow it to serve additional advertisements on its Website to surpass this range. Salon may experience some disruption to it Website and its ability to serve advertisements during this transition.

       Salon's cash projections indicate that it will require an additional infusion of cash during the three months ended December 31, 2004 for working capital needs and to finance relocation of its San Francisco corporate office to another location in San Francisco. As such, Salon contemplates issuing 209 shares of preferred stock during the period for approximately $251,000 in cash. The issuance of additional preferred stock may trigger a preferred deemed dividend charge as the certificate of designation and rights of the Series D preferred stock stipulate that the stock be issued at an effective 30% discount to the trailing thirty day trading average of Salon's common stock.

       As Salon's lease for its corporate office expires on February 28, 2005, Salon is contemplating moving to a new office space to reduce its current monthly rent expense from approximately $26,000 per month to $17,000 to $20,000 per month for terms of four to six years. Deposits for new office space, potential tenant improvements and costs associated with moving an office are expected to be financed with cash on hand, cash to be generated from operations and from the issuance of preferred stock contemplated to occur by December 31, 2004. Salon at this time does not anticipate issuing preferred stock during its fourth quarter ending March 31, 2005. However, it may need to issue additional preferred stock either immediately before or after this time, if relocation efforts prove to be more costly than anticipated. There is no guarantee that Salon will be able to issue additional preferred stock.

       Salon's common stockholders have experienced considerable dilution from the issuance of Series A, B, C and D preferred stock. As of September 30, 2004, the holders of Salon's preferred stock control approximately 95.6% of the voting securities of Salon, with related parties holding approximately 69% of such securities. Of the related parties, Director John Warnock holds approximately 41% of the total voting securities, with the father of Salon's President, Chief Financial Officer and Secretary either directly or indirectly, controlling approximately 20.0% of the total voting securities. In the event of a liquidation event, the liquidation preferences of holders of Salon's preferred stock will most likely preclude any common stockholder from receiving little, if any, liquidation distributions. The issuance of additional Series D preferred stock will result in further dilution to Salon's common stockholders.


RISK FACTORS

FACTORS THAT MAY AFFECT SALON'S FUTURE RESULTS AND MARKET PRICE OF STOCK

SALON'S PROJECTED CASH FLOWS MAY NOT MEET EXPECTATIONS

       Salon plans on issuing 209 shares of preferred stock by December 31, 2004 for which it should receive approximately $251,000 in cash. Cash projections, based on anticipated future revenues, indicate that Salon will not need to issue additional preferred stock for the remainder of its fiscal year ending March 31, 2005. If anticipated future revenues do not meet expectations, or relocation efforts of its San Francisco corporate office are more costly than anticipated, Salon may need to issue additional preferred stock, increasing the dilution of common stockholders. If Salon is not successful in issuing preferred stock, its operations may be adversely affected.

SALON MAY ISSUE ADDITIONAL PREFERRED STOCK AT EFFECTIVE PRICES LOWER THAN CURRENT COMMON STOCK MARKET PRICES THAT MAY RESULT IN NON-CASH CHARGES TO OPERATIONS

       The certificate of designation and preferences and rights of the Series D preferred stock stipulates that the Series D conversion price will be equal to 70% of the average closing sales price of Salon's common stock for the thirty days prior to the date of issue of the Series D preferred stock. Such a discount may trigger a non-cash preferred deemed dividend charge. The June 2004 issuance of 417 shares of Series D-1 preferred stock resulted in a $0.2 million preferred deemed dividend charge to Salon's results of operations. However, the issuance of Series D-2 in September 30, 2004 resulted in a negligible $23,000 preferred deemed dividend charge to Salon's results of operations. Salon cannot predict to what extent it may incur preferred deemed dividend charges for subsequent issuances of Series D preferred stock.

SALON HAS RELIED ON RELATED PARTIES FOR SIGNIFICANT INVESTMENT CAPITAL

       Salon has been relying on cash infusions from related parties to fund operations. The related parties are primarily John Warnock, a Director of Salon, and William Hambrecht, who has invested either directly or indirectly. Mr. Hambrecht is the father of Salon's President, Chief Financial Officer, and Secretary. Out of a total of $4.2 million of cash received by Salon from the issuance of convertible notes payable, approximately $3.5 million was from related parties. In addition, of the $0.9 million received from the issuance of Series C preferred stock in December 2003 and February 2004, $0.5 million was from Salon Director John Warnock and $0.2 million was from the father of Salon's President, Chief Financial Officer, and Secretary. Of the $0.5 million received in the June 2004 issuance of Series D-1 preferred stock, $249,600 was from Salon Director John Warnock and $225,600 was either directly or indirectly from the father of Salon's President, Chief Financial Officer, and Secretary. Salon also received from Director John Warnock approximately $250,000 on September 30, 2004 from the issuance of Series D-2 preferred stock. Salon anticipates receiving $251,000 either directly or indirectly from William Hambrecht by December 31, 2004. Curtailment of cash investments by related parties could detrimentally impact Salon's cash availability and its ability to fund its operations.

SALON'S PRINCIPAL STOCKHOLDERS CAN EXERCISE A CONTROLLING INFLUENCE OVER SALON'S BUSINESS AFFAIRS AND THEY MAY MAKE BUSINESS DECISIONS WITH WHICH NON-PRINCIPAL STOCKHOLDERS DISAGREE THAT MAY AFFECT THE VALUE OF THEIR INVESTMENT

       The holders of Salon's Series A, B, C and D preferred stock collectively own approximately 95.6% of all voting securities as of September 30, 2004. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 69% is held by related parties, of which approximately 20% is controlled directly or indirectly by the father of Salon's President, Chief Financial Officer, and Secretary and approximately 41% by Director John Warnock. Therefore, related parties by themselves own a controlling interest in Salon.

       If these stockholders were to act together, they would be able to exercise control over all matters requiring approval by other stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of Salon, which could cause Salon's stock price to decline.

SALON'S PREFERRED STOCKHOLDERS ARE ENTITLED TO POTENTIALLY SIGNIFICANT LIQUIDATION PREFERENCES OF SALON'S ASSETS OVER COMMON STOCKHOLDERS IN THE EVENT OF SUCH AN OCCURRENCE

       Salon's Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of a minimum of approximately $19.8 million as of September 30, 2004. In the event of a liquidation event, these holders would have preference over common stockholders of $19.8 million, or more, and therefore could affect the value of an investment in Salon's common stock. The current liquidation preferences of Salon's preferred stockholders is significantly higher than Salon's market capitalization listed in various financial publications which is calculated by multiplying the number of outstanding shares of Salon common stock and the reported closing trading prices on the Over-The-Counter Bulletin Board. Future issuance of preferred stock will increase this liquidation preference.

SALON LACKS SIGNIFICANT REVENUES AND HAS A HISTORY OF LOSSES

         Salon has a history of significant losses and expects to incur a loss from operations for its fiscal year ending March 31, 2005 and potentially in future years. For the six months ended September 30,

2004, Salon had a net loss attributable to common stockholders of $0.1 million after recording a benefit of $0.8 million from re-valuing warrants, and had an accumulated deficit of $91.1 million. If and when Salon does achieve profitability, Salon may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

       Burr, Pilger & Mayer LLP, Salon's independent registered public accounting firm for the year ended March 31, 2004 included a "going-concern" audit opinion on the consolidated financial statements for that year. PricewaterhouseCoopers LLP, Salon's independent registered public accounting firm for the years ended March 31, 2003, and 2002 included a "going-concern" audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about Salon's ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the "going-concern" opinions, Salon's stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

SALON'S OPERATIONS REQUIRE ATTRACTIVE CONTENT, SUBSCRIBER INTEREST, AND CONFIDENCE BY SUBSCRIBERS AND SUPPLIERS THAT THE SUBSCRIPTION OFFERING WARRANTS THEIR LONG-TERM SUPPORT AND INVESTMENT. THE ABSENCE OF ANY OF THESE FACTORS COULD IMPAIR THE RESULTS, REVENUE AND CASH FLOW FROM SUBSCRIPTIONS.

       Salon is under severe budgetary constraints to limit expenditures. These constraints affect editorial staffing levels and the purchase of content from freelance writers. These constraints affect the amount and quality of content published on Salon's Website and consequently, the positive experience of Website visitors. The positive experience leads to reoccurring Website visits, new subscriptions to Salon Premium, and corresponding high renewal rates of Salon Premium subscribers. As of September 30, 2004 Salon's renewal rate for one-year paid subscription to Salon Premium was approximately 73%. Salon cannot predict if this rate will continue in the future or how many new Salon Premium subscriptions it will acquire.

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

       o   increase awareness of the Salon brand;
       o   improve the technology for serving advertising on our Website;
       o   handle temporary high volume traffic spikes to its Website;
       o accurately measure the number and demographic characteristics of its users; and
       o   attract and retain key sales personnel.

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

SALON RELIES ON SOFTWARE, PURCHASED FROM AN INDEPENDENT SUPPLIER, TO DELIVER AND REPORT SOME OF ITS ADVERTISING, THE FAILURE OF WHICH COULD IMPAIR OUR BUSINESS

       Salon uses software, purchased from an independent supplier, to manage and measure the delivery of advertising on its Website. The software is essential to Salon whenever an advertiser does not stipulate ad serving from a third party such as Doubleclick. This type of software may fail to perform as expected. If this software malfunctions, advertisements may not be served correctly on our Website, or the software does not accurately capture impression information, then Salon's advertising revenues could be reduced, and its business could be harmed.

SALON IS UPGRADING ITS SOFTWARE UTILIZED IN SERVING ITS ADVERTISEMENTS, IN TANDEM WITH ADDING TO, AND CHANGING THE CONFIGURATION OF ITS SERVERS, AND ADDING OTHER COMPUTER RELATED HARDWARE, IN ORDER TO INCREASE THE NUMBER OF ADVERTISEMENTS IT CAN SERVE, A FAILURE OF WHICH COULD IMPAIR OUR BUSINESS

       In order to improve Salon's Website infrastructure, Salon needs to upgrade the software utilized in serving advertisements. The upgrade to the ad serving software should facilitate deploying additional servers, thereby increasing the speed that our content and advertisements can be served to a Website visitor's browser and improve our ability to geo-target advertisements. These upgrades should also enable Salon to reduce the over-delivery of advertisement impressions by improving reporting capabilities, allowing Salon to serve more ads within a given period of time. The improved management of impressions should increase our inventory of impressions available to be sold to advertisers, allowing Salon to increase its advertising revenues. The increase in the number of infrastructure servers should also allow more Website visitors access to our content, thereby increasing our traffic, and corresponding impressions available to be sold to advertisers. A failure in implementing the upgraded software and corresponding computer hardware could constrain the number of impressions available to advertisers and Salon's ability to increase advertising revenues.

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


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

       Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

       There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--------------------------------------------------------------------------------
PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS.

         Not Applicable


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On September 30, 2004, Salon issued 208 shares of Series D-2 Preferred stock and warrants to purchase 340,363 shares of common stock and received gross proceeds of $249,600 from John Warnock, a Director of Salon. The capital raised was for working capital and other general corporate purposes.

         The issuance of the shares of Series D-2 Preferred stock and additional warrants to acquire shares of common stock were deemed exempt from registration under the Securities Act as a transaction by an issuer not involving public offering. The investors represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in the transactions.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable


ITEM 5.  OTHER INFORMATION.

         Not applicable


ITEM 6.  EXHIBITS.

(a)      EXHIBITS.

31.1 Certification of David Talbot, Chairman and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2 Certification of Elizabeth Hambrecht, President, Chief Financial Officer, and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1 Certification of David Talbot, Chairman and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2 Certification of Elizabeth Hambrecht, President, Chief Financial Officer, and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

99.1(1)  Press Release dated August 5, 2004

(1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on August 5, 2004.


(B)      REPORTS ON FORM 8-K.

         On August 5, 2004 Salon filed a Current Report on Form 8-K under Item 12 announcing the results of operations for the three months ended June 30, 2004.





SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned, thereunto duly authorized.


                              SALON MEDIA GROUP, INC.



Dated:   11/12/04             /s/ David Talbot
                              --------------------------------------------
                              David Talbot
                              Chairman and Chief Executive Officer



Dated:   11/12/04             /s/ Elizabeth Hambrecht
                              --------------------------------------------
                              Elizabeth Hambrecht
                              President, Chief Financial Officer, and Secretary