Form 10-Q
period 2004-12-31
SALON MEDIA GROUP INC
filed 2005-02-14
CIK 1084332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              _____________________


                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer as defined
by Rule 12b-12 of the act.   Yes [_]   No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 7, 2005 was 14,588,980 shares.
================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------


                                                                           PAGE
PART I      FINANCIAL INFORMATION                                         NUMBER


ITEM 1:     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
            December 31, 2004 and March 31, 2004 (unaudited).................  3

            Condensed Consolidated Statements of Operations for
            the three months and nine months ended December 31,
            2004 and 2003 (unaudited)........................................  4

            Condensed Consolidated Statements of Cash Flows for
            the nine months ended December 31, 2004 and 2003 (unaudited).....  5

            Notes to Condensed Consolidated Financial
            Statements (unaudited)...........................................  6

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


ITEM 1:     Legal Proceedings................................................ 31

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds...... 31

ITEM 3.     Defaults upon Senior Securities.................................. 31

ITEM 4.     Submission of Matters to a Vote of Security Holders.............. 31

ITEM 5.     Other Information................................................ 32

ITEM 6:     Exhibits......................................................... 32

            Signatures....................................................... 33



--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                          SALON MEDIA GROUP, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                (UNAUDITED)
                                                                               DECEMBER 31,      MARCH 31,
                                                                                   2004            2004
                                                                                ----------      ----------
ASSETS
     Current assets:
          Cash and cash equivalents                                             $      460      $      696
          Accounts receivable, net                                                   1,128             306
          Prepaid expenses and other current assets                                    262             432
                                                                                ----------      ----------
          Total current assets                                                       1,850           1,434
     Property and equipment, net                                                       139              89
     Prepaid advertising rights                                                      3,990           4,430
     Goodwill, net                                                                     200             200
     Other assets                                                                       68             117
                                                                                ----------      ----------
          Total assets                                                          $    6,247      $    6,270
                                                                                ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable and accrued liabilities                              $      864      $    1,125
          Deferred revenue                                                           1,119           1,107
          Capital lease obligations, current                                             1              18
                                                                                ----------      ----------
          Total current liabilities                                                  1,984           2,250
     Long-term liabilities
          Warrants payable                                                            --             2,621
                                                                                ----------      ----------
          Total liabilities                                                          1,984           4,871
                                                                                ----------      ----------
                                                                                ----------      ----------
Stockholders' equity:
      Preferred stock, $0.001 par value, 5,000,000 shares authorized, 8,177 issued and outstanding at December 31, 2004 and 7,552 issued and outstanding at March 31, 2004 (liquidation value of $19,991 at
          December 31, 2004)                                                          --              --
     Common stock, $0.001 par value, 600,000,000 shares
          authorized, 14,588,980 shares issued and outstanding
          at December 31, 2004 and 14,155,276 issued and
          outstanding at March 31, 2004                                                 14              14
     Additional paid-in-capital                                                     94,935          92,320
     Accumulated deficit                                                           (90,686)        (90,935)
                                                                                ----------      ----------
          Total stockholders' equity                                                 4,263           1,399
                                                                                ----------      ----------
          Total liabilities and stockholders' equity                            $    6,247      $    6,270
                                                                                ==========      ==========

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements


                                               SALON MEDIA GROUP, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     (UNAUDITED)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 DECEMBER 31,                   DECEMBER 31,
                                                          -------------------------      --------------------------
                                                             2004           2003            2004            2003
                                                          ----------     ----------      ----------      ----------
Net revenues                                              $    2,150     $    1,273      $    5,139      $    3,404
                                                          ----------     ----------      ----------      ----------

Operating expenses:
     Production and content                                    1,131          1,069           3,335           3,214
     Sales and marketing                                         551            649           1,406           1,679
     Research and development                                    158            150             449             448
     General and administrative                                  163            371             524           1,064
     Amortization of intangibles                                --               86            --               276
                                                          ----------     ----------      ----------      ----------
          Total operating expenses                             2,003          2,325           5,714           6,681
                                                          ----------     ----------      ----------      ----------

Income (loss) from operations                                    147         (1,052)           (575)         (3,277)
Other income (expense), net                                      125           (134)            572            (458)
                                                          ----------     ----------      ----------      ----------
          Net profit (loss)                                      272         (1,186)             (3)         (3,735)

Preferred deemed dividend                                        123             (1)            252              30
                                                          ----------     ----------      ----------      ----------
Net profit (loss) attributable to common stockholders     $      395     $   (1,187)     $      249      $   (3,705)
                                                          ==========     ==========      ==========      ==========

Basic net profit (loss) per share attributable
          to common stockholders                          $     0.03     $    (0.08)     $     0.02      $    (0.26)
Dilutive net profit (loss) per share attributable
          to common stockholders                          $     0.00     $    (0.08)     $     0.00      $    (0.26)
Weighted average shares used in computing
         basic net profit (loss) per share
         attributable to common stockholders                  14,507         14,155          14,275          14,081

Weighted average shares used in computing
         dilutive net profit  (loss) per share
         attributable to common stockholders                 203,387         14,155         202,762          14,081

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            SALON MEDIA GROUP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)
                                                  (UNAUDITED)
                                                                                        NINE MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                   --------------------------
                                                                                      2004             2003
                                                                                   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $       (3)     $   (3,735)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Loss from retirement of assets, net                                               --                43
       Warrant re-valuation                                                              (541)             (9)
       Depreciation and amortization                                                      299           1,024
       Allowance for recovery of doubtful accounts                                          2              (8)
       Gain on issuance of common stock for trade payable                                 (25)           --
       Amortization of prepaid advertising rights                                         440             600
       Changes in assets and liabilities:
           Accounts receivable                                                           (824)           (122)
           Prepaid expenses, other current assets and other assets                          9             (97)
           Accounts payable and accrued liabilities                                      (195)            (31)
           Deferred revenue                                                                12             162
                                                                                   ----------      ----------
               Net cash used in operating activities                                     (826)         (2,173)
                                                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (139)             (1)
   Proceeds from asset sales                                                             --                15
                                                                                   ----------      ----------
               Net cash (used) provided by investing activities                          (139)             14
                                                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from bank borrowing                                                       --               182
      Proceeds from exercise of stock options                                               2            --
      Payments to bank                                                                   --              (182)
      Proceeds from issuance of notes payable                                            --             2,513
      Proceeds from issuance of preferred stock, net                                      744             490
      Principal payments under capital lease obligations                                  (17)            (84)
                                                                                   ----------      ----------
               Net cash provided by financing activities                                  729           2,919
                                                                                   ----------      ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (236)            760
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          696             162
                                                                                   ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $      460      $      922
                                                                                   ==========      ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of stock and warrants in connection with acquisition                   $     --        $        5
   Issuance of warrants in connection with issuance of convertible
      notes payable and preferred stock                                                  --               293
   Issuance of warrants in connection with other agreements                               100
   Issuance of common stock for trade payable                                              41            --
   Preferred deemed dividend in connection with preferred stock financing                 218            --
   Preferred deemed dividend from warrant re-valuation                                   (470)            (30)

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

2.        BASIS OF PRESENTATION

          These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and operating results for the interim periods presented. Other than adjustments related to the issuance of preferred stock in Note 5 "Preferred Stock" and Note 6 "Warrant Valuation," all entries are of a normal recurring nature. The condensed consolidated balance sheet data as of March 31, 2004 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and nine months ended December 31, 2004 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2005.

          These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Except for a profit recorded for the three months ended September 31, 2004 as a direct result of a benefit of $1,641 from the re-valuation of warrants, and a profit of $395 for the three months ended December 31, 2004, of which $258 was a benefit from the re-valuation of warrants, Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at December 31, 2004 of $90,686. These factors raise substantial doubt about Salon's ability to continue as a going concern.

          Salon has reduced expenses, and may reduce them further, to match anticipated revenues to reach cash flow breakeven. There can be no assurance that a further cost cutting exercise would be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on Salon's business and results of operations. Until cash flow breakeven is reached on a consistent basis, Salon may have to rely on additional investment capital or other financing activities. There can be no assurance that Salon will be able to obtain additional capital on terms that are favorable, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.        CONCENTRATIONS OF CREDIT RISK

          No customer accounted for more than 10% of total revenue for the three-month or nine-month periods ended December 31, 2004 and December 31, 2003. One customer accounted for 12% of the total accounts receivable balance as of December 31, 2004. Two customers accounted for 20% and 13% of the total accounts receivable balance as of December 31, 2003.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

4.        NET PROFIT (LOSS) PER SHARE

          Basic net profit (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period and diluted profit (loss) per share is computed using the weighted average number of common and common stock equivalents outstanding during the period, as follows:

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   DECEMBER 31                        DECEMBER 31
                                                          -----------------------------      -----------------------------
                                                              2004             2003              2004             2003
                                                          ------------     ------------      ------------     ------------
Numerator:
    Numerator for basic and diluted net profit
    (loss) attributable to common stockholders            $        395     $     (1,187)     $        249     $     (3,705)

Denominator:
    Weighted average common shares outstanding              14,507,000       14,155,000        14,275,000       14,155,000
    Weighted average common shares held in escrow                 --               --                --            (74,000)
                                                          ------------     ------------      ------------     ------------
    Denominator for basic net profit (loss)
        attributable to common stockholders
        weighted average shares                             14,507,000       14,155,000        14,275,000       14,081,000


    Effect of dilutive preferred stock                     178,758,000             --         175,976,000             --
    Effect of dilutive common stock warrants                10,118,000             --          12,502,000             --
    Effect of dilutive common stock options                      4,000             --               9,000             --

                                                          ------------     ------------      ------------     ------------
    Denominator for dilutive net profit (loss)
        attributable to common stockholders per share      203,387,000       14,155,000       202,762,000       14,081,000

Antidilutive securities including options,
    warrants, and convertible preferred stock not
    included in net loss attributable to common
    stockholder per share calculation                             --        187,699,000              --        187,699,000

          For the three and nine months ended December 31, 2004, options to purchase 3,617,000 and 3,590,000, respectively, weighted average shares of common stock and warrants to purchase 1,450,000 and 1,336,000, respectively, weighted average shares of common stock were excluded from the computation of dilutive net income per share as the exercise prices of the securities were greater than the average market price of Salon's common stock during the period. If Salon's compensation expense under its stock option plan had been determined pursuant to Statement of

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," Salon's net profit (loss) per share would have been as follows:

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      DECEMBER 31                     DECEMBER 31
                                                              --------------------------      --------------------------
                                                                 2004            2003            2004            2003
                                                              ----------      ----------      ----------      ----------
Net profit (loss) attributable to common stockholders:
      As reported                                             $      395      $   (1,187)     $      249      $   (3,705)
      Add back: stock-based employee compensation
           expense included in reported net loss                    --              --              --              --

      Deduct: total stock-based compensation
           expense determined under the fair value
           based method, net of related tax                           (2)            (94)            (28)           (198)
                                                              ----------      ----------      ----------      ----------
      Pro forma net  profit (loss) attributable to common
           stockholders                                       $      393      $   (1,281)     $      221      $   (3,903)
                                                              ==========      ==========      ==========      ==========

Basic net profit (loss) per share attributable
   to common stockholders:
           As reported                                        $     0.03      $    (0.08)     $     0.02      $    (0.26)
           Pro forma                                          $     0.03      $    (0.09)     $     0.02      $    (0.28)

Diluted net profit (loss) per share attributable
   to common stockholders:
            As reported                                       $     0.00      $    (0.08)     $     0.00      $    (0.26)
            Pro forma                                         $     0.00      $    (0.09)     $     0.00      $    (0.28)

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

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

          The 417 shares of Series D-1 preferred stock and 208 shares of Series D-2 preferred stock were sold at a price of $1,200 per share. In addition, Salon issued to the holders of Series D-1 preferred stock warrants to purchase 807,095 shares common stock at an exercise price of $0.138 per share and issued to the holder of Series D-2 preferred stock a warrant to purchase 340,363 shares of common stock at an exercise price of $0.1265. The 417 shares of Series D-1 preferred stock are convertible into, and have the voting rights of, approximately 5,381,000 shares of common stock and the 208 shares of Series D-2 preferred stock are convertible into, and have the voting rights of, approximately 2,269,000 shares of common stock. Following the transactions: (i) John Warnock owns approximately 79,514,000 shares of common stock and shares of common stock issuable upon conversion of the shares of preferred stock he holds and warrants to purchase approximately 8,892,000 shares of common stock, and
(ii) William Hambrecht, either solely or in conjunction with entities that he has an ownership interest therein, owns approximately 38,501,000 shares of common stock and shares of common stock issuable upon conversion of the shares of preferred stock he holds directly or indirectly and warrants to purchase approximately 4,554,000 shares of common stock. The total outstanding common stock, including shares of common stock issuable upon conversion of the shares of preferred stock, all with voting rights, after the transaction, is approximately 193,347,000 shares. Warrants outstanding to purchase approximately 25,227,000 shares of common stock were outstanding after the transaction.

          The Series D-1 preferred stock is convertible into common stock at the conversion rate determined by dividing the Series D-1 preferred stock per share price of $1,200 by the Series D-1 Conversion Price of $0.093 and the Series D-2 preferred stock is convertible into common stock at the conversion rate determined by dividing the Series D-2 preferred stock per share price of $1,200 by the Series D-2 Conversion Price of $0.11. The Series D-1 and D-2 preferred stock conversion price is subject to downward adjustment in the event of certain subsequent stock issuances by Salon. The Certificate of Designation of Preferences and Rights of the Series D preferred stock stipulates that the conversion price to common stock be equal to 70% of the average closing sales price of Salon's common stock for the thirty days prior to the date the Series D preferred stock is called.

          The warrants to purchase 807,095 shares of common stock issued to the holders of Series D-1 Preferred Stock were valued at approximately $72 using the Black-Scholes option-pricing model, applying an expected life of three years, a weighted average risk-free interest rate of 3.19%, a volatility of 120% and a deemed fair value of common stock of $0.12 per share. As a result, during the period ended June 30, 2004, Salon recorded a preferred deemed dividend of $195 which represented the difference between the offering price of Salon's Series D-1 preferred stock and the fair value of Salon's common stock into which the preferred stock is convertible on the date of the transaction and the fair value of the warrants issued.

          Even though the offering price of Salon's Series D-2 preferred stock and the fair value of Salon's common stock into which the preferred stock was convertible on the date of the transaction were equal, the warrants issued to the holders of Series D-2 preferred stock were valued at $26 using the Black-Scholes option-pricing model, applying an expected life of three years, a weighted average risk-free interest rate of 2.792%, a volatility of 120% and a deemed fair value of common stock of $0.11 per share. Due to the difference between the offering price of Salon's Series D-2 preferred stock and the fair value of Salon's common stock into which the preferred stock was convertible on the date of the transaction and

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

the fair value of the warrants issued, Salon recorded a $23 preferred deemed dividend during the period ended September 30, 2004.

          As of December 31, 2004, the Purchase Agreement and the Certificate of Designation of Preferences and Rights of the Series D preferred stock allows for the sale and issuance of an additional 1,460 shares of Series D preferred stock.

          The holders of the Series D preferred stock are entitled dividends of 5.0%, as and if declared by the Board of Directors. In event of a liquidation event, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, Series A and B preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of September 30, 2004, no dividend has been declared to the holders of preferred stock.

          If, after initial preferential liquidation payments to the holders of Series A, B, C and D preferred stock, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and common stock issuable on conversion of preferred stock, until the aggregate distributions per share reach $12,000 for the holders of Series A and B preferred stock, $2,400 for the holders of Series C Preferred Stock and $3,600 for the holders of Series D preferred stock. Salon has previously issued 809 shares of Series A preferred stock, 125 shares of Series B preferred stock and 6,618 shares of Series C preferred stock. If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock. Preferred stockholders as a group own approximately 95.6% of the outstanding shares of common stock and common stock issuable upon conversion of the shares of preferred stock, all with voting rights.

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

          Up until November 22, 2004, Salon had an inadequate number of authorized common shares to satisfy all convertible preferred shares, warrant agreements and option grants, which required Salon to record as an additional liability the value any new warrants issued, and to re-measure the value of all warrants issued at each balance sheet period, with such change recorded in Salon's results of operations. At Salon's Annual Meeting of Stockholders held on November 17, 2004, the stockholders approved an amendment to the certificate of incorporation to increase the number of authorized common shares from 50,000,000 to 600,000,000, with such certificate being filed by the Delaware Secretary of State on November 22, 2004. All warrants then outstanding were re-valued as of November 22, 2004, resulting in a benefit of $258 that was recorded in Salon's results of operations for the period ending December 31, 2004. There no longer being a liability due to the increase in authorized shares of common stock, the $1,708 was reversed and the amount included as additional paid-in-capital.

          The impact of having an inadequate number of authorized shares and its effect on the valuation of warrants resulted in the following benefits and (charges) to Salon's results of operations:

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                     DECEMBER 31,               DECEMBER 31,
                                ---------------------      ---------------------
OPERATING RESULTS AFFECTED        2004         2003          2004         2003
                                --------     --------      --------     --------
Production and content          $     21            $      $     83            $
General and administrative            10                         43
Other income (expense), net          104           58           415           10
Preferred deemed dividend            123           (1)          470           30
                                --------     --------      --------     --------
                                $    258     $     57      $  1,011     $     40
                                ========     ========      ========     ========

7.        GOODWILL AMORTIZATION AND INTANGIBLE ASSETS

          The following table sets forth information concerning Salon's goodwill and intangible assets as of December 31, 2004 and March 31, 2004:

                                                          Gross         Net
                                                        Carrying    Accumulated   Carrying
                                                         Amount    Amortization    Amount
                                                        --------     --------     --------
Trade name                                              $  1,200     $  1,200     $   --
Proprietary technology                                       355          355         --
Audio technology                                             158          158         --
                                                        --------     --------     --------
Total intangible assets subject to amortization         $  1,713     $  1,713     $   --
                                                        ========     ========     ========

Goodwill                                                $  3,555     $  3,355     $    200
                                                        --------     --------     --------
Total intangible assets not subject to amortization     $  3,555     $  3,355     $    200
                                                        ========     ========     ========

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

8.        RECENT ACCOUNTING PRONOUNCEMENTS

          In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" (SFAS No. 123R). Under SFAS No. 123R, options and similar awards will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest, and valued either with the Black-Scholes or a binomial option-pricing model. The value of the awards will be recorded as compensation expense over the vesting period of the award. Utilizing the modified prospective application method, Salon contemplates adopting SFAS No. 123R on July 1, 2005. Based on option grants made, and contemplated to be made by March 31, 2005, Salon estimates that it will incur compensation expense of $0.4 - $0.7 million for its fiscal year ending March 31, 2006 based on a share price of common stock of $0.14.

8.        ISSUANCE OF COMMON STOCK FOR TRADE PAYABLE

          On October 11, 2004, Salon's Board of Directors approved the issuance of 416,516 shares of common stock to satisfy $66 owed to a vendor based on a $0.1577 per share price. As the closing price of Salon's common stock was $0.10 per share on October 18, 2004, the date the shares were issued, Salon recorded a gain of $25 in its results of operations.

10.       SUBSEQUENT EVENTS

          On February 2, 2005 Salon issued 209 shares of Series D-2 preferred stock for $250 in cash from two investors and incurred no expenses. The investors included William Hambrecht, the father of Elizabeth Hambrecht, Salon's President, Chief Financial Officer and Secretary, and an entity that William Hambrecht and Elizabeth Hambrecht have an ownership interest therein. The financing was effected in accordance with Amendment No. 2 to the Securities Purchase Agreement dated as of February 2, 2005. The 209 shares of Series D-2 preferred stock were sold at a price of $1,200 per share. In addition, Salon issued warrants to purchase 341,999 shares common stock at an exercise price of $0.161 per share. The transaction will result in a $92 non-cash charge to Salon's results of operations for its period ending March 31, 2005 ensuing from the difference between the offering price of Salon's Series D-2 preferred stock and the fair value of Salon's common stock into which the preferred stock is convertible on the date of the transaction.

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

OVERVIEW

          Salon is an Internet media company. The main entry and navigation point to Salon's eight primary subject-specific sections is Salon's home page at www.salon.com. The Website provides news, features, interviews and regular columnists on specific topics, from politics and arts and entertainment to parenting and health. Salon also offers audio streaming and hosts two online communities -Table Talk and The Well, which allow users to discuss Salon content and interact with other users. The Well is a member-only discussion community in which members use their real names to post and only members can view the postings. Table Talk, which as of August 2004 is available to Salon Premium subscribers free of charge, is available for all Internet users to read, but only subscribers may post.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003

NET REVENUES:

          Net revenues increased 69% to $2.2 million for the three months ended December 31, 2004 from $1.3 million for the three months ended December 31, 2003 and increased 51% to $5.1 million for the nine months ended December 31, 2004 from $3.4 million for the nine months ended December 31, 2003.

          Advertising revenues increased to $1.3 million for the three months ended December 31, 2004 from $0.6 million for the three months ended December 31, 2003, or 124%, and increased to $2.9 million for the nine months ended December 31, 2004 from $1.4 million for the nine months ended December 31, 2003, or 109%. The increase in advertising revenues reflects an overall market improvement for Internet advertising that Salon was able to capitalize on, acceptance of Salon's Website access pass advertisement format, and diminishing concerns of Salon's financial viability by advertisers. During the month of December 2004, Salon delivered $0.6 million of advertisements, which based on visitor website traffic that month, represented the maximum advertising revenue that can be generated. In order to increase this monthly threshold, Salon will have to increase the number of unique visitors to its Website, either through partnerships with other websites, marketing efforts, or other business relationships, to draw additional traffic to its website, thereby increasing the number of impressions potentially available to be sold to advertisers. As Salon's fourth quarter has historically been weaker than its just completed third quarter, Salon estimates that advertising revenues for the three months ended March 31, 2005 will be approximately $0.6 - $0.7 million.

          Salon Premium subscription revenues increased to $0.6 million for the three months December 31, 2004 from $0.5 million for the three months ended December 31, 2003 and increased to $1.6 million for the nine months ended December 31, 2004 from $1.4 million for the nine months ended December 31, 2003. The increase in Salon Premium subscription revenues is due to an increase in overall subscriptions. Total paid subscriptions were approximately 23,800 and 64,200 for the three months and nine months ended December 31, 2004, respectively, compared to approximately 18,700 and 54,600 for the three months and nine months ended September 30, 2003, respectively. The large number of subscribers acquired during the three months ended December 31, 2004 is attributable to capitalizing on reader interest in Salon's political coverage during the final months of the 2004 presidential campaign, which created opportunities to promote membership drives, either singly or in conjunction with third parties.

          As of December 31, 2004, Salon has approximately 89,100 active subscribers and deferred $1.1 million of revenue, compared to 73,700 active subscribers and deferred revenue of $0.8 million as of December 31, 2003. Due to efforts to re-subscribe lapsed subscriptions with promotional discounts, the renewal rate for one-year paid subscriptions is approximately 73% as of December 31, 2004 compared to approximately 60% to 65% as of December 31, 2003. Salon estimates that Salon Premium revenues for the three months ended March 31, 2005 will be approximately $0.6 million.

          All other sources of revenues were $0.2 million for the three-month periods ended December 31, 2004 and December 31, 2003, and were $0.6 million and $0.7 million for the nine months ended December 31, 2004 and December 31, 2003, respectively. The majority of this revenue is derived from Salon's on-line forums The Well and Table Talk. Subscription revenues from these on-line forums were $122,000 and $401,000 for the three months and nine months ended December 31, 2004, respectively, compared to $149,000 and $456,000 for the three months and nine months ended December 31, 2003, respectively. On-line forum subscription revenues declined as Salon made membership to Table Talk available free of charge to Salon Premium subscribers in August 2004 in order to make it a more robust on-line forum and discontinued charging approximately 600 members for this service at that time. Salon estimates that all other sources of revenue for the three months ended March 31, 2005 will be approximately $0.1 - $0.2 million.

PRODUCTION AND CONTENT:

          Production and content expenses during the three months ended December 31, 2004 and December 31, 2003 was $1.1 million, with all expense categories being generally constant between years.

          Production and content expenses during the nine months ended December 31, 2004 were $3.3 million compared to $3.2 million for the nine months ended December 31, 2003, an increase of $0.1 million or 4%. Opening an office in Washington, DC this year with a staff of three to increase political coverage and filling open positions, resulted in payroll related costs increasing by $0.2 million. This increase was offset by a $0.1 million reduction in various other operating expenses.

          Salon does not anticipate material changes to production and content expenditures in the near future.

SALES AND MARKETING:

          Sales and marketing expenses during the three months ended December 31, 2004 were $551,000 compared to $649,000 for the three months ended December 31, 2003. The decline of $0.1 million or 15% is attributable to utilizing $0.2 million fewer advertising credits this year compared to last year, offset predominately by $75,000 in increased sales commissions resulting from the $1.3 million in advertising sales during the current quarter.

          Sales and marketing expenses during the nine months ended December 31, 2004 were $1.4 million compared to $1.7 million for the nine months ended December 31, 2003. The decline of $0.3 million or 16% is attributable to utilizing $0.2 million fewer advertising credits this year compared to last year, and the results for the nine months ended December 31, 2003 include a $0.1 million charge that resulted from subleasing over-capacity office space in New York, NY, with no comparable charge for the nine months ended December 31, 2004. Even though salary-related costs were constant between periods, the sales commission component was $0.1 million higher than the prior year period, triggered by an increase in advertising sales, offset by a like amount of savings from the elimination of staff positions between periods.

          Salon does not anticipate material changes to sales and marketing expenditures in the near future.

RESEARCH AND DEVELOPMENT:

          Research and development expenses during the three months ended December 31, 2004 of $158,000 were comparable to the $150,000 incurred for the three months ended December 31, 2003. Research and development expenses during the nine months ended December 31, 2004 and December 31, 2003 were $0.4 million. Salon does not anticipate material future changes in research and development expenditures.

GENERAL AND ADMINISTRATIVE:

          General and administrative expenses for the three months ended December 31, 2004 were $0.2 million compared to $0.4 million for the three months ended December 31, 2003, a decline of $0.2 million or 56%. The decline was attributable to a $0.1 million decrease in salary-related costs as existing employees between years absorbed three positions and $0.1 million of other general expense reductions.

          General and administrative expenses for the nine months ended December 31, 2004 were $0.5 million compared to $1.1 million for the nine months ended December 31, 2003, a decline of $0.6 million or 51%. The decline was attributable to a $0.3 million decrease in salary related costs as existing employees between years absorbed three positions, $0.1 million from a change in value of warrants issued to a former CEO, and $0.1 million of other general expense reductions. Salon does not anticipate material future changes in general and administrative expenditures.

AMORTIZATION OF INTANGIBLES:

          Results for the three and nine months ended December 31, 2003 include $0.1 million and $0.3 million respectively, for the amortization of intangible assets. All such assets were fully amortized as of March 31, 2004.

OTHER INCOME (EXPENSE), NET:

          At Salon's Annual Meeting of Stockholders held on November 17, 2004, the stockholders approved an amendment to the certificate of incorporation to increase the number of authorized common shares from 50,000,000 to 600,000,000, with such certificate being filed by the Delaware Secretary of State on November 22, 2004. The value of all warrants then outstanding was re-valued as of November 22, 2004, the last day that Salon had an obligation to record such a valuation, and a corresponding liability. Due primarily to a $0.01 per share drop in the price of Salon's common stock from September 30, 2004, the prior measurement period, to November 22, 2004, Salon recorded a benefit of $258,000, of which $104,000 was attributable to warrants issued to former convertible note holders. As such, the $104,000 benefit was included as a component of Other income (expense), net during the three months ended December 31, 2004. The ($0.1) million Other income (expense), net during the three months ended December 31, 2003 was primarily interest expense on the then outstanding $4.2 million of convertible notes.

          The change in value of warrants between March 31, 2004 and November 22, 2004, the final measurement period, resulted in a benefit of $0.4 million, which was included as a component of Other income (expense), net during the nine months ended December 31, 2004. Also included in the nine months ended December 31, 2004 is $0.2 million of realized income, derived from grant monies received by Salon to finance editorial content, which Salon's obligation was met during the period. As of December 31, 2004, no grant monies remain to finance editorial content. Salon cannot accurately predict if it will receive additional monies to finance editorial content. The ($0.4) million Other income (expense), net during the three months ended December 31, 2003 included ($0.1) million interest expense on the then outstanding convertible notes and ($0.3) million charge attributable to expensing the value of warrants issued in conjunction with the issuance of convertible notes.

PREFERRED DEEMED DIVIDEND:

          The non-cash preferred deemed dividend benefit of $0.1 million for the three months ended December 31, 2004 is attributable to a change in value of warrants previously issued to preferred stockholders.

          The non-cash preferred deemed dividend benefit of $0.3 million for the nine months ended December 31, 2004 includes a benefit of $0.5 attributable to a decrease in value of warrants previously issued to preferred stockholders, offset by a $0.2 million non-cash preferred deemed dividend charge primarily from the June 4, 2004 issuance of 417 shares of Series D-1 preferred stock, which represented the difference between the offering price of Salon's Series D-1 preferred stock and the fair value of Salon's common stock into which the preferred stock is convertible on the date of the transaction and the value of the warrants issued in the transaction.

NET PROFIT (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:

          As a result of the above factors, which included a benefit of $0.3 million from the decline in value of warrants previously issued, Salon recorded a net profit attributable to common stockholders of $0.4 million, or $0.03 per basic share, or $0.00 per diluted share, for the three months ended December 31, 2004, compared to a net loss attributable to common stockholders of $1.2 million, or ($0.08) per share for the three months ended December 31, 2003. Also as a result of the above factors, which included a benefit of $1.0 million from the decline in value of warrants previously issued, Salon recorded a net profit attributable to common stockholders of $0.2 million, or $0.02 per share for the nine months ended December 31, 2004 compared to a net loss attributable to common stockholders of $3.7 million, or ($0.26) per share for the nine months ended December 31, 2003.

          The change in value of warrants effect on Salon's results of operations was precipitated by Salon having an inadequate number of authorized common shares to satisfy all convertible preferred shares, warrant agreements and option grants. Under generally accepted accounting principles, the inadequacy required Salon to re-measure the value of warrants issued at each balance sheet period, with the difference being applied to operating results. At Salon's Annual Stockholders Meeting held on November 17, 2004, Salon's stockholders approved an amendment to Salon's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 600,000,000. Such approval was filed with the Delaware Secretary of State on November 22, 2004, precluding Salon from having to record future charges or benefits in its results of operations. As of November 22, 2004, Salon relinquished its then $1.7 million warrant liability and recorded this amount as additional paid-in capital in its balance sheet.


LIQUIDITY AND CAPITAL RESOURCES:

          As of December 31, 2004, Salon had approximately $0.5 million in available cash. On February 2, 2005, Salon received approximately $250,000 from the issuance of 209 shares of Series D-2 preferred stock.

          Net cash used in operations was $0.8 million for the nine months ended December 31, 2004, compared to $2.2 million for the nine months ended December 31, 2003. The principal use of cash during the nine months ended December 31, 2004 was to fund the $0.8 million increase in accounts receivable and $0.2 million decrease in accounts payable, which were offset by $0.2 million of non-cash charges. The principal use of cash during the nine months ended December 31, 2003 was to fund the $3.7 million net loss for the period, which was primarily offset by $1.7 million of non-cash charges.

          Net cash used in investing activities was $0.1 million for the nine months ended December 31, 2004 to acquire computer related equipment, compared to none for the nine months ended December 31, 2003.

          Net cash from financing activities provided $0.7 million for the nine months ended December 31, 2004 compared to $2.9 million for the nine months ended December 31, 2003. For the nine months ended December 31, 2004, Salon received approximately $0.7 million net from the issuance of Series D-1 and D-2 preferred stock, practically all of which was from related parties. For the nine months ended December 31, 2003, Salon issued $2.5 million of convertible notes payable, of which $2.3 million was to related parties, borrowed and paid back $0.2 million from a bank, and made payments under capital leases of $0.1 million and received $0.5 million from the issuance of Series C preferred stock.

          Salon's independent registered public accountants have included a paragraph in their reports for the fiscal years ended March 31, 2004, March 31, 2003 and March 31, 2002 indicating that substantial doubt exists as to Salon's ability to continue as a going concern because it has recurring operating losses and negative cash flows, and an accumulated deficit. Salon has reduced expenses, and may reduce them further to equal anticipated revenues in order to reach cash flow break even. Even though advertising sales for the nine months ended December 31, 2004 have increased by 109% to $2.9 million compared to the nine months ended December 31, 2003, there is no assurance that Salon can maintain or increase its current advertising sales levels in future periods.

          During the three months ended December 31, 2004, Salon recorded $1.3 million of advertising revenue, of which $0.6 million was recorded in the month of December 2004. Based on Salon's computer related infrastructure and website traffic experienced during December 2004, Salon has determined that the $0.6 million of advertising revenue represents the maximum monthly advertising revenue that Salon can recognize in a month. In order to increase this monthly threshold, Salon will have to increase the number of unique visitors to its Website, either through partnerships with other websites, marketing efforts, or other business relationships, to draw additional traffic to its website, thereby increasing the number of impressions potentially available to be sold to advertisers. There can be no guarantee that Salon will be successful in these endeavors.

          On February 2, 2005, Salon issued 209 shares of preferred stock for approximately $251,000 in cash. The issuance of additional preferred stock will result in a preferred deemed dividend charge of $0.1 million. Based on current cash projections, Salon does not contemplate issuing additional shares of preferred stock during calendar year 2005.

          As Salon's lease for its corporate office was due to expire on February 28, 2005, on January 13, 2005 Salon entered into a new lease agreement for its corporate office in San Francisco, CA with the lease commencing on or about March 1, 2005. The terms of the lease stipulate that no rent be paid the first four months of the agreement and approximately $19,000 per month the remainder of the initial lease year. The effective base lease expense expected over the four-year term of the lease will be approximately $19,900 per month. On execution of the lease, a deposit of approximately $98,800 and first month rent payment of approximately $18,700 were required.

          Salon's common stockholders have experienced considerable dilution from the issuance of Series A, B, C and D preferred stock. As of December 31, 2004, the holders of Salon's preferred stock control approximately 95.6% of the voting securities of Salon, with related parties holding approximately 69% of such securities. Of the related parties, Director John Warnock holds approximately 41% of the total voting securities, with the father of Salon's President, Chief Financial Officer and Secretary either directly or indirectly, controlling approximately 20.0% of the total voting securities. Based on the closing price of Salon's common stock of $0.17 per share on February 1, 2005 and 14,588,980 outstanding shares of common stock, in the event of a liquidation event, the liquidation preferences of holders of Salon's preferred stock will preclude any common stockholder from receiving any liquidation distributions. The issuance of additional shares of Series D preferred stock will result in further dilution to Salon's common stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" (SFAS No. 123R). Under SFAS No. 123R, options and similar awards will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest, and valued either with the Black-Scholes or a binomial option-pricing model. The value of the awards will be recorded as compensation expense over the vesting period of the award. Utilizing the modified prospective application method, Salon contemplates adopting SFAS No. 123R on July 1, 2005. Based on option grants made, and contemplated to be made by March 31, 2005, Salon estimates that it will incur compensation expense of $0.4 - $0.7 million for its fiscal year ending March 31, 2006 based on a share price of common stock of $0.14.

RISK FACTORS

FACTORS THAT MAY AFFECT SALON'S FUTURE RESULTS AND MARKET PRICE OF STOCK

SALON'S PROJECTED CASH FLOWS MAY NOT MEET EXPECTATIONS

          Salon issued 209 shares of preferred stock on February 2, 2005 and received approximately $251,000 in cash. Cash projections, based on anticipated future revenues, indicate that Salon will not need to issue additional preferred stock for the remainder of the 2005 calendar year. If anticipated future revenues do not meet expectations, Salon may need to issue additional preferred stock, increasing the dilution of common stockholders. If Salon is not successful in issuing preferred stock, or raising other equity or debt financing, its operations may be adversely affected.

SALON MAY ISSUE ADDITIONAL PREFERRED STOCK AT EFFECTIVE PRICES LOWER THAN CURRENT COMMON STOCK MARKET PRICES THAT MAY RESULT IN NON-CASH CHARGES TO OPERATIONS

          The certificate of designation and preferences and rights of the Series D preferred stock stipulates that the Series D conversion price will be equal to 70% of the average closing sales price of Salon's common stock for the thirty days prior to the date the issue of Series D preferred stock is called by Salon. Such a discount may trigger a non-cash preferred deemed dividend charge. The June 2004 issuance of 417 shares of Series D-1 preferred stock resulted in a $0.2 million preferred deemed dividend charge to Salon's results of operations and the February 2, 2005 issuance of 209 shares of Series D-2 will result in a $0.1 million preferred deemed dividend charge to Salon's results of operations. However, the issuance of Series D-2 in September 30, 2004 resulted in a negligible $23,000 preferred deemed dividend charge to Salon's results of operations. Salon cannot predict to what extent it may incur preferred deemed dividend charges for subsequent issuances of Series D preferred stock, if any.

SALON HAS RELIED ON RELATED PARTIES FOR SIGNIFICANT INVESTMENT CAPITAL

          Salon has been relying on cash infusions from related parties to fund operations. The related parties are primarily John Warnock, a Director of Salon, and William Hambrecht, who has invested either directly or indirectly. Mr. Hambrecht is the father of Salon's President, Chief Financial Officer, and Secretary. Out of a total of $4.2 million of cash received by Salon from the issuance of convertible notes payable, approximately $3.5 million was from related parties. In addition, of the $0.9 million received from the issuance of Series C preferred stock in December 2003 and February 2004, $0.5 million was from Salon Director John Warnock and $0.2 million was from the father of Salon's President, Chief Financial Officer, and Secretary. Of the $0.5 million received in the June 2004 issuance of Series D-1 preferred stock, $249,600 was from Salon Director John Warnock and $225,600 was either directly or indirectly from the father of Salon's President, Chief Financial Officer, and Secretary. Salon also received from Director John Warnock approximately $250,000 on September 30, 2004 from the issuance of Series D-2 preferred stock. On February 2, 2005, Salon received approximately $251,000 either directly or indirectly from William Hambrecht, with one of the entities being indirectly held by Elizabeth Hambrecht, Salon's President, Chief Financial Officer, and Secretary. Curtailment of cash investments by related parties could detrimentally impact Salon's cash availability and its ability to fund its operations.

SALON'S PRINCIPAL STOCKHOLDERS CAN EXERCISE A CONTROLLING INFLUENCE OVER SALON'S BUSINESS AFFAIRS AND THEY MAY MAKE BUSINESS DECISIONS WITH WHICH NON-PRINCIPAL STOCKHOLDERS DISAGREE THAT MAY AFFECT THE VALUE OF THEIR INVESTMENT

          The holders of Salon's Series A, B, C and D preferred stock collectively own approximately 95.6% of all voting securities as of December 31, 2004. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 69% is held by related parties, of which approximately 20% is controlled directly or indirectly by the father of Salon's President, Chief Financial Officer, and Secretary and approximately 41% by Director John Warnock. Therefore, related parties by themselves own a controlling interest in Salon.

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

          Salon's Series A, B, C and D preferred stockholders have liquidation preferences to common stockholders of the first approximately $20.0 million in potential liquidation preferences as of December 31, 2004. In the event of a liquidation event, these holders would have preference over common stockholders of the first $20.0 million of liquidation preferences, and considerably more if the liquidation preferences were in excess of $20 million, and therefore could affect the value of an investment in Salon's common stock. The current liquidation preferences of Salon's preferred stockholders is significantly higher than Salon's market capitalization listed in various financial publications which is calculated by multiplying the number of outstanding shares of Salon common stock and the reported closing trading prices on the Over-The-Counter Bulletin Board. Future issuance of preferred stock will increase this liquidation preference.

SALON HAS HISTORICALLY LACKED SIGNIFICANT REVENUES AND HAS A HISTORY OF LOSSES

          Salon has a history of significant losses and expects to incur a loss from operations for its fiscal year ending March 31, 2005 and potentially in future years. For the nine months ended December 31, 2004, Salon had a net profit attributable to common stockholders of $0.2 million after recording a benefit of $1.0 million from re-valuing warrants, and had an accumulated deficit of $90.7 million. Despite Salon achieving profitability for the nine months ended December 31, 2004 of $0.2 million, primarily from recording a benefit of $1.0 million from revaluing outstanding warrants, Salon may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

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

          Salon is under severe budgetary constraints to limit expenditures. These constraints affect editorial staffing levels and the purchase of content from freelance writers. These constraints affect the amount and quality of content published on Salon's Website and consequently, the positive experience of Website visitors. The positive experience leads to reoccurring Website visits, new subscriptions to Salon Premium, and corresponding high renewal rates of Salon Premium subscribers. As of December 31, 2004 Salon's renewal rate for one-year paid subscription to Salon Premium was approximately 73%. Salon cannot predict if this rate will continue in the future or how many new Salon Premium subscriptions it will acquire.

SALON HAS DEPENDED ON ADVERTISING SALES FOR MUCH OF ITS REVENUES, AND ITS INABILITY TO MAINTAIN OR INCREASE ADVERTISING REVENUES WILL HARM ITS BUSINESS

          Maintaining or increasing Salon's advertising revenues depends upon many factors, including whether it will be able to:

          o successfully sell and market its Website Site Pass advertisements;
          o entice non Salon Premium Website visitors to view and advertisers to sell new ad units and formats;
          o maintain a significant number of unique Website visitors and corresponding significant reach of Internet users;
          o maintain a significant number of sellable impressions generated from Website visitors available to advertisers;
          o    successfully sell and market it network to advertisers;
          o    increase the amount of the advertising order it receives;
          o    increase awareness of the Salon brand;
          o    improve the technology for serving advertising on our Website;
          o    handle temporary high volume traffic spikes to its Website;
          o accurately measure the number and demographic characteristics of its users; and
          o    attract and retain key sales personnel.

LEGISLATIVE ACTION AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO CAUSE OUR GENERAL AND ADMINISTRATIVE EXPENSES AND OTHER OPERATING EXPENSES TO INCREASE

          In order to comply with the newly adopted Sarbanes-Oxley Act of 2002 and proposed accounting changes by the Securities and Exchange Commission, we will be required to hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense, among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

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

          o technical difficulties or system downtime affecting the Internet generally or the operation of Salon's Website; and

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

SALON NEEDS TO HIRE, INTEGRATE AND/OR RETAIN QUALIFIED PERSONNEL BECAUSE THESE INDIVIDUALS ARE IMPORTANT TO ITS GROWTH

          Salon's success significantly depends on key editorial personnel. In addition, because Salon's users must perceive the content of Salon's Website as having been created by credible and notable sources, Salon's success also depends on the name recognition and reputation of its editorial staff. Due to Salon's history of losses, Salon may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Salon may be unable to retain its current key employees or attract, integrate or retain other qualified employees in the future. If Salon does not succeed in attracting new personnel or retaining and motivating its current personnel, its business could be harmed.

SALON MAY EXPEND SIGNIFICANT RESOURCES TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS OR TO DEFEND CLAIMS OF INFRINGEMENT BY THIRD PARTIES, AND IF SALON IS NOT SUCCESSFUL IT MAY LOSE RIGHTS TO USE SIGNIFICANT MATERIAL OR BE REQUIRED TO PAY SIGNIFICANT FEES

          Salon's success and ability to compete are significantly dependent on its proprietary content. Salon relies exclusively on copyright law to protect its content. While Salon actively take steps to protect its proprietary rights, these steps may not be adequate to prevent the infringement or misappropriation of its content, which could severely harm its business. Salon also licenses content from various freelance providers and other third-party content providers. While Salon attempts to ensure that this content may be freely licensed to us, other parties may assert claims of infringement against us relating to this content.

          Salon may need to obtain licenses from others to refine, develop, market and deliver new services. Salon may not be able to obtain any such licenses on commercially reasonable terms or at all or rights granted pursuant to any licenses may not be valid and enforceable.

          In April 1999 Salon acquired the Internet address www.salon.com. Because www.salon.com is the address of the main home page to its Website and incorporates its company name, it is a vital part of our intellectual property assets. Salon does not have a registered trademark on the address, and therefore it may be difficult for us to prevent a third party from infringing on our intellectual property rights in the address. If Salon fails to adequately protect its rights in the Website address, or if a third party infringes its rights in the address, or otherwise dilutes the value of www.salon.com, its business could be harmed.

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

INCREASING COMPETITION AMONG INTERNET CONTENT PROVIDERS COULD REDUCE SALON'S ADVERTISING SALES OR MARKET SHARE, THEREBY HARMING ITS BUSINESS

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

SALON MAY BE HELD LIABLE FOR CONTENT OR THIRD PARTY LINKS ON ITS WEBSITE OR CONTENT DISTRIBUTED TO THIRD PARTIES

          As a publisher and distributor of content over the Internet, including user-generated content on Salon's online communities and links to third party Websites that may be accessible through Salon.com, Salon faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature, content or ownership of the material that is published on or distributed from its Website. These types of claims have been brought, sometimes successfully, against online services, Websites and print publications in the past. Other claims may be based on errors or false or misleading information provided on linked Websites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on links to sexually explicit Websites. Although Salon carries general liability insurance, its insurance may not be adequate to indemnify Salon for all liabilities imposed. Any liability that is not covered by its insurance or is in excess of its insurance coverage could severely harm its financial condition and business. Implementing measures to reduce its exposure to these forms of liability may require Salon to spend substantial resources and limit the attractiveness of Salon's service to users.

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

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES REGARDING THE INTERNET MAY RESTRICT SALON'S BUSINESS OR RAISE ITS COSTS

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

          There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

--------------------------------------------------------------------------------
PART II:  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS.

          Not Applicable

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          On October 11, 2004, Salon's Board of Directors approved the issuance of 416,516 shares of common stock to satisfy $66,000 owed to a vendor based on a $0.1577 per share price. The stock certificate for 416,516 shares of common stock was issued on October 18, 2004.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At Salon's Annual Meeting of Stockholders held on November 17, 2004, the following individuals were elected to the Board of Directors:

                                                Votes For    Votes Withheld
                                               -----------     -----------
          Class I Directors
          -----------------
          George Hirsch                        183,359,486          86,426
          John Warnock                         183,358,954          86,958
          Deepak Desai                         183,360,154          85,758

          Class II Directors
          ------------------
          Robert Ellis                         183,358,336          87,576
          David Talbot                         183,359,786          86,126

          Class III Directors
          -------------------
          Elizabeth Hambrecht                  183,359,954          85,958
          Robert McKay                         183,359,136          86,776
          James Rosenfield                     183,359,354          86,558
          Jann Wenner                          183,359,161          86,751

The following proposals were approved at the Annual Meeting of Stockholders:

                                                    Affirmative    Negative       Votes           Not
                                                       Votes         Votes       Withheld        Voted
                                                    -----------   -----------   -----------   -----------
   1.  Approve the Salon Media Group, Inc.
       2004 Stock Plan.                             177,743,563       110,900        14,620     5,576,829
   2.  Approve an amendment to Restated
       Certificate of Incorporation to Increase
       The Number of Authorized Shares of
       Common Stock                                 183,313,562       130,701         1,649          --
   3.  Effect a Reverse Stock Split of Outstanding
       Common Stock by a Ratio of 1:10              174,965,374       327,096     8,153,442          --
   4.  Effect a Reverse Stock Split of Outstanding
       Common Stock by a Ratio of 1:12              174,965,373       327,097     8,153,442          --
   5.  Effect a Reverse Stock Split of Outstanding
       Common Stock by a Ratio of 1:15              174,965,373       327,097     8,153,442          --
   6.  Effect a Reverse Stock Split of Outstanding
       Common Stock by a Ratio of 1:20              181,776,109       327,097     1,342,707          --
   7.  Ratify the Appointment of Burr, Pilger &
       Mayer LLP as the Independent Registered
       Public Accountants of the Company for
       The Year Ending March 31, 2005               183,074,004       369,009         2,899          --

ITEM 5.   OTHER INFORMATION.

          Not applicable

ITEM 6.   EXHIBITS.

(a)       EXHIBITS.

3.3.1(3) Certificate of Amendment to Restated Certificate of Incorporation, dated as of November 19, 2004.

4.2.84(1)      Amendment No. 1 To Securities Purchase Agreement dated as of
               September 30, 2004

4.2.85(1)      Common Stock Purchase Warrant dated September 30, 2004 issued by
               Salon Media Group, Inc.

31.1 Certification of Elizabeth Hambrecht, Chief Executive Officer and President of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2 Certification of Conrad Lowry, Chief Financial Officer, and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1 Certification of Elizabeth Hambrecht, Chief Executive Officer and President of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2 Certification of Conrad Lowry, Chief Financial Officer, and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

99.2(2)        Press Release dated August 5, 2004

(1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on October 6, 2004.

(2) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on November 12, 2004.

(3) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on December 13, 2004.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned, thereunto duly authorized.


                              SALON MEDIA GROUP, INC.



Dated:   02/14/05             /s/ Elizabeth Hambrecht
                              --------------------------------------------
                              Elizabeth Hambrecht
                              Chief Executive Officer and President



Dated:   02/14/05             /s/ Conrad Lowry
                              --------------------------------------------
                              Conrad Lowry
                              Chief Financial Officer and Secretary