Form 10-K
period 2005-03-31
SALON MEDIA GROUP INC
filed 2005-06-29
CIK 1084332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005
                                       or

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

                           101 Spear Street, Suite 203
                             San Francisco, CA 94105
                    (Address of principal executive offices)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $908,000 based on the closing sale price of the registrant's common stock on September 30, 2004, which was the last business day of the registrant's most recently completed second fiscal quarter. Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 21, 2005 was 15,346,609 shares.

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

ITEM 2.     Properties...................................................... 15

ITEM 3.     Legal Proceedings............................................... 15

ITEM 4.     Submission of Matters to a Vote of Security Holders............. 15


PART II

ITEM 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters............................................. 16

ITEM 6.     Selected Consolidated Financial Data............................ 17

ITEM 7.     Management's Discussion and Analysis of Financial Condition
            and Result of Operations........................................ 19

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk...... 40

ITEM 8.     Consolidated Financial Statements and Supplementary Data........ 41

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures....................................... 73

ITEM 9A.    Controls and Procedures......................................... 73

ITEM 9B.    Other Information............................................... 73


PART III

ITEM 10.    Directors and Executive Officers of the Registrant.............. 74

ITEM 11.    Executive Compensation.......................................... 74

ITEM 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters...................... 75

ITEM 13.    Certain Relationships and Related Transactions.................. 75

ITEM 14.    Principal Accountant Fees and Services.......................... 75

--------------------------------------------------------------------------------
FORM 10-K
SALON MEDIA GROUP, INC.
INDEX - (continued)
--------------------------------------------------------------------------------

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K........................................................ 75

SIGNATURES  ................................................................ 84

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



ITEM 1. Business

Overview

     Founded in 1995, Salon is an Internet publishing pioneer. Salon's award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment. Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well, a user blogging program and recently added two popular features, the daily music download column Audiofile, and the Daou Report, an opinionated guide to the blogosphere.

     In its editorial product Salon balances two crucial missions: Providing original and provocative content on topics that the mainstream media overlook, and providing a filter to help sort through the media chatter and clutter to help readers find the stories that matter.

Website Content Areas

     The main entry and navigation point to Salon's eight primary subject-specific sections is Salon's home page at www.salon.com. Built around six daily features - War Room, the Fix, Audiofile, the Daou Report, King Kaufman's Sports Daily and Since you Asked, Salon provides a rapidly updated array of news, features, interviews, columnists and blogs, including the following:

News & Politics     Salon News & Politics features breaking stories,
                    investigative journalism and commentary, as well as interviews with newsmakers, politicians and pundits. News features Salon's War Room, a daily politics blog by chief political writer Tim Grieve.

Opinion Provocative commentary on timely issues, including weekly columns by Sidney Blumenthal, Joe Conason and Arianna Huffington. Opinion also features the Daou Report, an opinionated guide to the blogosphere.

Technology &        Smart, opinionated coverage of Internet news and digital
Business            culture from today's best technology writers, along with
                    in-depth features about the business world and the economy.
                    Featuring Patrick Smith's regular Ask the Pilot column and
                    Andrew Leonard's groundbreaking series on globalization.

Arts &              Arts & Entertainment features movie, music and television
Entertainment       reviews and interviews. The section includes frequent
                    television features, extended film coverage including actor and director interviews, and a popular gossip column, The
                    Fix. One popular new feature is Audiofile, a daily music download column. Anchored by TV critic Heather Havrilesky and film critic Stephanie Zacharek, this is Salon's most widely-read site after News.

Life Life features articles by thought-provoking writers about family life, motherhood and women's lives and issues. Cary Tennis' popular advice column, Since You Asked, appears daily.

Books Books include ahead-of-the-curve daily book reviews and interviews with today's most interesting writers. Nationally renowned critics Laura Miller and Andrew O'Hehir anchor this site.

Comics The Comics section features the works of comic luminaries Tom Tomorrow, Ruben Bolling, Carol Lay and Keith Knight.

Sports King Kaufman's Sports Daily provides sports news and commentary with an edge.


     Salon has two online communities, The Well and Table Talk, which allow users to discuss Salon content and interact with other users. The Well is a member-only subscription discussion community in which members use their real names to post and only members can view the postings. Table Talk is available for all Internet users to read, but only Salon Premium subscribers may post. The Well online community had a total of approximately 2,900 paying subscribers as of March 31, 2005.

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

Web awards that Salon has won since 2000 include:

2004
  David Talbot, Salon's then Chairman and CEO received the Carr Van Anda Award for "Outstanding Journalist"
  "Outstanding Digital Journalism Article" - GLAAD

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


Traffic and Demographics

     Salon's position as a platform for advertisers is directly related to the traffic to our Website, with the best measure of traffic being unique visitors. Unique visitors to a Website generate page views or interactions with an advertisement, which in turn generate various matrixes utilized by advertisers to determine the effectiveness of an advertising campaign. To determine its unique visitors, Salon analyzes its server log files. As defined by Salon, a unique visitor is an individual (non-duplicated) visitor to its Website.

     Unique visitors during the years ending March 31, 2002 and March 31, 2001 ranged from 3.5-3.8 million per month. However, the launch of Salon Premium in April 2001, which restricted access to Salon's content, suppressed the number of unique monthly visitors, which declined to 2.6-3.0 million the last six months of the year ended March 31, 2003. Even though Salon has experienced periods of higher Website traffic during recent busy news cycles related to the war in Iraq and the 2004 presidential elections, the average number of unique visitors has averaged 2.7 million visitors per month for the years ended March 31, 2005 and March 31, 2004. The plateau experienced by Salon in the number of unique visitors to its Website mimics what has been happening throughout the Internet, which has seen only a negligible growth in the overall number of unique visitors during calendar year 2004.

     Salon believes its viewers are attractive to advertisers and brand campaigns. According to the Summer 2005 results from @Plan, an independent syndicated research firm, Salon's user base has the following characteristics:
(a) 58% are between the ages of 25 and 49, with an overall mean average of 42;
(b) an average household income of $81,700; (c) 72% have earned a college degree and 41% have earned a post-graduate degree; (d) 49% have professional or managerial positions; and (e) 82% are online every day.

Internet Advertising

     Universal McCann, PricewaterhouseCoppers LLP and the Interactive Advertising Bureau estimate that during 2004, the total market for all forms of advertising in the United States was approximately $260 billion, of which according to a study conducted by PricewaterhouseCoopers and sponsored by the Interactive Adverting Bureau (the PWC study), Internet advertising was $9.6 billion. Of the total spent in 2004 on Internet advertising, approximately 94% of this market was directed to the top fifty companies, which is consistent with the 95% reported for 2003. Even though the PWC study indicated that Internet advertising had tremendous growth, increasing 32% from the $7.2 billion experienced in 2003, the majority of the growth was in search advertising, which grew from $2.5 billion in 2003 to $3.9 billion in 2004. In the market that Salon competes in, the study indicated that display forms of advertising grew from $3.2 billion in 2003 to $3.8 billion in 2004, a 17% growth rate.

     As the PWC study indicates that the majority of Internet advertising dollars are going to the largest companies and that 39% of all Internet advertising is for display advertising therefore suggests that Salon, and all other companies like Salon, are competing for a display advertising market of approximately $225 million, based on 2004 results.

     Salon has noted that in December 2004 it ran out of inventory of available page views and ad impressions to sell to advertisers. In June 2004, Salon nearly ran out of ad inventory as well. In a report published by DoubleClick, it also noted that in 2004 many online publishers sold out their advertising inventory. It appears a switch from a buyers market to a sellers market has begun according to DoubleClick as the number of unique Website visitors has reached a plateau, the inventory for ad impressions has shrunken as fewer smaller ad formats such as "buttons" are being served, and are being replaced by larger formats, and more importantly, advertisers have begun to more broadly accept the need to have a presence and advertise on the Internet. The potential overall industry shortage of inventory should present to Salon opportunities to increase its advertising revenues.

Pay For Online Content

     In a recent report, the Online Publishers Association (OPA) estimated that U.S. consumers spent $1.8 billion for online content in 2004 compared to $1.6 billion in 2003. While this may imply a large market for Salon, the bulk of these purchases are related to personals/dating and digital music, both segments that Salon only has a minimal presence in. A market segment for online content in which Salon does participate is in the general news category, in which the OPA reported annual purchases of $88 million by consumers for 2004 and 2003. The OPA report indicated that 79% of all subscription revenues in the general news category were for monthly subscriptions. Almost all of the subscriptions to Salon Premium are for an annual subscription, while subscriptions to The Well online discussion forum are predominantly on a monthly basis.

     The OPA indicated that Websites such as CNN.com, NYTimes.com and the Washingtonpost.com generate revenue from their content. What these Websites offer for sale is primarily archived stories or video streaming of current news. The New York Times recently announced that it would begin charging for some of its editorial content. Other newspapers have begun to put current content "behind a gate" accessible only to paid subscribers in an attempt to stem a decline in circulation. None of these factors lend themselves to why individuals subscribe to Salon Premium. Salon believes that individuals subscribe and pay for Salon Premium primarily to support Salon's original journalism efforts, and to view its content without any advertisements.

Revenue Sources

     When Salon first started conducting business, its primary source of revenue was from the sale of promotional space on its Website that generates advertising revenue. The dependence on one main source of revenue was detrimental during a contracting economy when advertisers were either curtailing or reducing marketing efforts. To lessen the dependence on advertising revenues, Salon began Salon Premium, its subscription service in April 2001. Advertising revenues comprised 81% of all revenues for the year ended March 31, 2001, but decreased to 55% for the year ended March 31, 2002 while Salon Premium revenues increased to 16% of all revenues during that year. For the year ended March 31, 2003, advertising revenues were 43% of all revenues, while Premium revenues climbed to 32% of total revenues. This cycle continued onto the year ended March 31, 2004 which saw ad revenues comprising 39% of all revenues and Salon Premium revenues increasing to 41% of all revenues. With the rebound in advertising, the trend was reversed for the year ended March 31, 2005, as ad revenues comprised 54% of all revenues and Salon Premium of 33% of all revenues.

     During the first quarter of the year ending March 31, 2006, Salon has experienced a marginal decline in advertising sales compared to the same period last year, while subscriptions to Salon Premium have declined. Salon cannot estimate if these trends will continue for the remainder its year ending March 31, 2006.

     Most of the advertising campaigns are of short duration, generally less than ninety days. Salon's obligations typically include the guarantee of a minimum number of impressions, or views of an advertisement by a Website visitor, a set number of "Site Pass" advertisement downloads by a Website visitor, or a set number of days that a Site Pass advertisement will be run. To the extent the minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable with an advertiser. If these "make good" amounts are not agreeable to an advertiser, no further revenue is recognized.

     No customer accounted for over ten percent of either total revenue or advertising revenue for the years ended March 31, 2005, March 31, 2004 or March 31, 2003.

     Salon began offering Salon Premium, a pay-for-online-content subscription service, in April 2001. Subscription durations were originally for one-month, one-year and two-years, with the two-year subscription plan suspended in November 2002. Initially, some content was restricted to Salon Premium subscribers only. In January 2003, Salon modified its business model by granting site passes, which allows access to all of Salon's content to non Salon Premium subscribers willing to view some form of advertisement. The annual subscription rate for Salon Premium with no ads, the primary plan offered by Salon and originally priced at $30, was increased in August 2003 to $35, with no detrimental effects on subscriptions. Benefits of Salon Premium include unrestrictive access to Salon's content with no banners, pop-ups or site pass advertisements, and include free magazine subscriptions, free access to the Table Talk on-line discussion forum, and the ability to download content in text or PDF format.

     Salon Premium revenue is recognized ratably over the period that services are provided. For the year ended March 31, 2005, Salon received $2.3 million in cash and recognized $2.2 million of revenue for this service from approximately 84,000 paid new and renewed subscriptions. For the year ended March 31, 2004, Salon received $1.9 million in cash and recognized $1.8 million of revenue for this service from approximately 79,000 paid new and renewed subscriptions. For the year ended March 31, 2003, Salon received $1.6 million in cash and recognized $1.3 million of revenue for this service from approximately 70,000 paid new and renewed subscriptions. Salon had approximately 84,500 active subscribers and a renewal rate for purchased subscriptions of 69 percent as of March 31, 2005.

     Salon offers The Well on-line discussion forum. Revenue is recognized ratably over the subscription period. The revenues recognized and the cash received was $0.5 million for the year ended March 31, 2005, and $0.6 million for the years ended March 31, 2004 and March 31, 2003.

     Salon generates nominal revenue from the licensing of content that previously appeared in Salon and for providing links to a third party's Website. The third party Website offers personals/dating services.

Sales and Marketing

     Salon has sales offices in New York City and San Francisco with seven active advertising sales employees as of March 31, 2005, of which three actively solicit orders. For most of the year ended March 31, 2005, Salon had one employee engaged in marketing, with such position being eliminated by the end of such year. Salon currently has two employees associated with Salon Premium membership activities and a third person involved in general marketing support efforts.

     During the year ended March 31, 2005, Salon incurred $0.5 million in advertising costs to promote and attract viewers to its Website, compared to $1.1 million for the year ended March 31, 2004 and $0.8 million for the year ended March 31, 2003. The advertising costs of $0.5 million for the year ended March 31, 2005 were primarily non-cash advertising credits. These credits resulted from an investment in Salon by Rainbow Media Holdings in 1999 in the form of prepaid advertising rights that provides advertising in various television networks without the use of cash. Advertising costs for the years ended March 31, 2004 and March 31, 2003 include the usage of approximately $1.1 million and $0.8 million, respectively, of such non-cash advertising credits.

     During the year ended March 31, 2003, Rainbow Media Holdings transferred a portion of its obligation to provide Salon with advertising credits to NBC's Bravo channel, while still retaining a portion of the overall obligation. The transfer occurred due to the sale by Cablevision, which owns Rainbow Media Holdings, of its Bravo channel to NBC.

Competition

     Salon competes for advertising revenues from a wide number of Internet Websites, with the 50 largest companies attracting an estimated 94% of all the advertising dollars. These companies have Websites that include major portals such as Yahoo.com, major search engines such as Google and major online media publications such as CNN.com.

     As of March 31, 2005, Salon believes it has no competitors for its Salon Premium subscription payment plan. Even though some Websites such as the Wall Street Journal Online edition have online subscription plans, and others such as the Washington Post charge for archive stories, they do not provide general interest news and information as presented by Salon. Salon believes that its award winning content and independence attract individuals to Salon's Website, and ultimately to subscribe to its Salon Premium pay-for-online-content service.

Salon's Strategy

Increasing Circulation

     Growing circulation is key to increasing Salon's revenues, as more readers lead to higher potential advertising revenue and more potential Salon Premium subscribers. With that in mind, Salon is exploring ways to widen its readership and has made growing circulation a priority among its business goals. Since Salon has limited cash resources, it has had to rely on partnerships and other forms of outreach to bring Salon's unique, compelling and highly acclaimed editorial content to a wider audience.

     Some of the strategies to grow circulation are as follows:

          o Salon has entered into an editorial partnership with Rolling Stone Magazine, whereby Rolling Stone and Salon collaborate on special reports that are jointly published in Rolling Stone Magazine and Salon's Website. Salon's first special report, entitled "Bush's War on Gay Marriage" was jointly published in the March 18, 2004 edition of Rolling Stone, and since then 3 other stories were published. Recently, a report entitled "Deadly Immunity" by Robert Kennedy, Jr. appeared in the June 30, 2005 edition of Rolling Stone as well as on Salon's Website.

          o Salon has initiated a redesign of the Salon Website, the first since 2000, which is described in more detail below. The redesign will enable readers to see and sample Salon's content more quickly, and add interactive features to keep readers coming back to the Website.

          o Salon has added new content. In the last few months Salon added Audiofile, a daily music-download column, and the Daou Report, Salon's new blog about the growing blogosphere. More new features are planned.

          o Salon is actively marketing reader signups for RSS feeds and newsletters.

          o Salon has begun initiatives to increase awareness of our free-access "Site-Pass" feature, to encourage more linking by bloggers and by other media.

     Aside from the site-specific strategies and editorial strategies to grow readership, Salon is also exploring collaboration and/or distribution agreements with a major Internet site. Even though Salon is in discussions to further this goal, prior efforts, such as with AOL approximately two years ago, did not result in noticeable increases in circulation, if at all.

Increasing Interactivity & New Multi-Media Formats Through a Website Redesign

     Salon is in the process of redesigning its website, with new components of the redesign anticipated to be testing publicly in July-September 2005. Several goals of the redesign are to improve the navigation and accessibility of content on the site, to increase user interactivity, add multimedia content and offer members the opportunity to find and interact with one another. By undertaking this redesign process, Salon should be well-positioned to take advantage of three media trends:

          o More people get their news on the Web - but they expect to talk back to it, and maybe even write about it themselves.
          o They log on for entertainment, but they're not just there to consume media passively, they want to mix it up, get it when and how they want it, and create it as well.

          o Online remains a space to find likeminded people and interact, around hobbies, politics, research, romance.

Moving forward, Salon is developing new products and enhancing existing products to improve the reader experience. These products and features include: user comments and automatic posting of letters to the editor; User song lists and other content, in Audiofile and other blogs; More multimedia features; Site personalization and social networking features.

     Furthermore, in April 2005, Salon launched a service provided by Technorati that posts links to active blogs that are following stories that Salon has published. This is a first step toward linking Salon readers to the greater blogosphere.

Continue To Promote Innovative Advertising Programs

     Salon has reinvigorated its advertising sales offering by striving to make use of the interactivity and new technologies provided by the Internet. In January 2003, Salon began to enable those readers who were not Salon Premium subscribers to access all new content for free if they were willing to view some form of rich media advertising "Site Pass." The performance matrices for the Site Pass often exceed IAB banner standard performances. Salon has recently experienced click-through-rates ranging from 5%-9% compared to an industry average of 0.62% for all on-line ads as reported by CoubleClick's November 2004 ad serving Trend Report. Over the past two years, the Site Pass advertising unit has increasingly been accepted by Salon's advertising clients, and now accounts for the majority of Salon's advertising revenues.

     Salon's strategy is to continue to promote the benefits of this new "Site Pass" format, and experiment with new technology to increase non-banner advertising inventory. As an example, Salon has worked with advertisers to offer streaming video clips of its TV advertisements as part of its "Site Pass" offering. In the first half of calendar 2005, advertisers such as Target, Audi, Cadillac, MGM, Home Box Office, and Microsoft have used this format to advertise on Salon. Video streaming inventory commands a premium due to higher levels of accountability and market scarcity. Another area of innovation is using blogs and other viral messaging to generate interest for an advertiser. In this case, Salon's upcoming Website redesign is intending to offer advertisers blogs and other video streaming opportunities.

Expand Subscription-based Revenues

     Salon began its "Premium" subscription program in April 2001 when it "gated" the majority of its content. In January 2003 Salon modified this business model to require a user to either view an advertisement or become a Salon Premium subscriber in order to get access to Salon's content. Salon's subscriber base steadily increased to a high of approximately 89,000 subscribers, reached in December 2004. However, in part due to the strong advertising market and the need to use Salon's inventory for advertising clients rather then to promote Salon's subscription program, subscriber numbers has since declined to approximately 81,000 as of June 20, 2005. To address this decline in subscribers, Salon is reevaluating the Premium offering through surveys and analysis of user data. Salon plans to launch new products and promotions in order to begin again to grow its subscription base, as described below.

     As part of Salon's site redesign process, Salon Premium intends to transition its product from a subscription to a membership program. As a membership product, Salon hopes to build out more interactivity for its readers, including potentially its own letter to editor function, member chatrooms, and member blogs, among others. Other new personalization and interactive features for members may include making available "Most Read" or "Most e-mailed" stories by members, or a story referral based on the behavior of other members. Lastly, Salon anticipates launching features such as Personals and other forms of user-generated-content that are intended to round out the membership offering.

     Lastly, Salon will continue to implement technology to track user behavior and customize messaging based on the information gathered. Special messaging, via pop-ups to frequent users, was implemented in 2004, as well as customized messaging for lapsed members. Tracking and messaging actions are geared towards increasing Salon Premium subscriptions, and helped successfully improve the 64 percent renewal rate for purchased subscriptions that Salon has experienced through March 31, 2004 to 69 percent through March 31, 2005.

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

     Salon's Website is supported by a variety of servers using the Solaris and Linux operating systems. Salon's top technical priority is the fast delivery of pages to its users. Salon's systems are designed to handle traffic growth by balancing the amount of traffic among multiple servers. Salon relies on server redundancy to help achieve its goal of 24 hour, seven-day-a-week Website availability. Regular automated backups protect the integrity of Salon data. Salon servers are maintained by a third-party facility that provides bandwidth on demand to meet the fluctuating needs of Salon's network. The third party offers high-speed connections to the Internet, helping ensure fast serving and delivery of Salon's Website, and monitors all servers via human or technical means on a continuous basis. In May 2005, Salon relocated its servers in San Francisco to a building capable of withstanding a major earthquake. Salon follows password management procedures to protect access to its servers. Uninterruptible power supplies for protection against power outages support all of Salon's servers.

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

     Salon is currently in the process of updating its subscription management system to comply with Section 404 of the Sarbanes-Oxley Act. Subsequent to March 31, 2005, Salon began to analyze the requirements to comply with the security provisions of the Cardholder Information Security Program, required by all major issuers of credit cards.

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

Employees

     As of March 31, 2005, Salon has 55 full-time employees. Salon believes its employee relations are good. None of Salon's employees are represented by a labor union or are subject to a collective bargaining agreement. Salon's future success is highly dependent on the ability to attract, hire, retain and motivate qualified personnel.

Executive Officers of the Registrant

The following sets forth certain information of respect to executive officers as of March 31, 2005:

Name                       Age   Position
------------------------  -----  -----------------------------------------------
David Talbot(1)             53   Chairman of the Board, Director
Elizabeth Hambrecht(1)      42   Chief Executive Officer and President, Director
Joan Walsh(1,2)             46   Editor-in-Chief
Conrad Lowry(1)             53   Chief Financial Officer and Secretary
Melissa Barron              47   Senior Vice President, Sales
Sidney Blumenthal(3)        56   Senior Vice President, Editorial Development
                                 (former)
Patrick Hurley(4)           43   Senior Vice President, Business Operations
                                 (former)
Scott Rosenberg(2)          45   Senior Vice President, Editorial Operations
                                 (former)

     (1) On February 10, 2005 David Talbot resigned his position as Chief Executive Officer and Editor-in-Chief, and Elizabeth Hambrecht was appointed Chief Executive Officer, retained her position as President and resigned her position as Chief Financial Officer and Secretary. Joan Walsh, who had been serving as Senior Vice President, Editorial Operations since November 2004, was appointed Editor-in-Chief and Conrad Lowry, who had been serving as Controller since joining Salon in September, 2000, was appointed Chief Financial Officer and Secretary
     (2) Joan Walsh was appointed in November 2004 to serve as Senior Vice President, Editorial Operations upon the resignation of Scott Rosenberg
     (3)  Ceased serving as an officer in January 2005.
     (4)  Employment with Salon ceased in February 2005


     David Talbot co-founded Salon in 1995. He served as Chief Executive Officer from 1995 through April 1999 and again from October 2003 through February 2005. He became Chairman of the Board in April 1999. He served as Editor-in-Chief from Salon's incorporation in 1995 through February 2005. From 1990 to 1995, Mr. Talbot was the Arts & Features editor for the San Francisco Examiner newspaper. Mr. Talbot has co-authored three books and written for numerous publications including The New Yorker, Rolling Stone and Playboy. Mr. Talbot holds a Bachelor of Arts degree in sociology from the University of California at Santa Cruz.

     Elizabeth Hambrecht has served as Salon's Chief Executive Officer since February 2005 and Salon's President since October 2003. Previously, she served as Salon's Chief Financial Officer and Secretary from May 2003 until February 2005. From 1999 to March 2003, she was co-founder and Director of Asiacontent.com, an online media company focused on Asian markets. From 1997 to 2000 she was co-founder, Chief Financial Officer and Director of Boom.com, a Hong Kong-based online stock trading company. From 1992 to 1995 she was Executive Director at Goldman Sachs (Hong Kong) Ltd. From 1987 to 1992 she was Assistant Director at Barings Securities (Hong Kong) Ltd. Ms Hambrecht holds a Bachelor of Arts degree in history from Vassar College. She sits on the Board of Trustees of the San Francisco Friends School, the Asian Art Museum of San Francisco, and of KQED, a public broadcast company for Northern California.

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

     Joan Walsh was appointed Editor-in-Chief in February 2005. From November 2004 through February 2005 she held the position of Senior Vice President - Editorial Operations. From November 2003 to November 2004 she served as Vice President Co-Managing Editor. From October 1999 to November 2003 she served as Vice President of News. Ms. Walsh served as Salon's News Editor from October 1998 to October 1999. Prior to joining Salon, Ms. Walsh was a freelance writer for approximately ten years and was a consultant to national and regional foundations including the Rockefeller Foundation, the Annie E Casey Foundation and the James Irvine Foundation. Ms. Walsh is currently a Board of Director of PolicyLink, a research and advocacy group. Ms. Walsh holds a Bachelor of Arts in history from the University of Wisconsin.

     Conrad Lowry, who had been serving as Controller since joining Salon in September 2003, was appointed Chief Financial Officer and Secretary in February 2005. Mr. Lowry served as Controller for Crescent Jewelers from November 1999 to September 2000. From 1998 to November 1999 he served as Controller for New York Transit, Inc. From 1997 to 1998 he served as Controller for Ariat International, Inc. From 1987 to 1997 he served as Senior Accountant and Assistant Controller - Finance for Fibreboard Corporation. From 1978 to 1987 he held various positions with Louisiana-Pacific Corporation including Accountant, Senior Accountant and Chief Accountant, a position he held for two years. Mr. Lowry holds Bachelor of Science degrees in business administration and forestry from Humboldt State University.


ITEM 2. Properties

     On January 13, 2005, Salon entered into a lease for 8,623 square feet of office space at 101 Spear Street, San Francisco, California. The lease term is four years and commenced on March 1, 2005.

     Salon leases nominal office space at 41 East 11th Street, 11th Floor, New York, NY. The lease terminated on May 31, 2005 and was renewed for an additional one year term. Salon also leases nominal office space at 3409 1/2 M Street NW, Washington, DC, with the lease terminating in May 2007.

     We believe that our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3. Legal Proceedings

     Salon is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Matters

     On June 22, 1999, Salon had its initial public offering, with its common stock quoted on the NASDAQ National Market under the symbol SALN. Due to Salon's inability to meet the continued listing requirements of the NASDAQ Market, on November 21, 2002 Salon's common stock instead began trading in the OTC (Over-The-Counter) Bulletin Board marketplace under the symbol SALN.OB

     Information with respect to the quarterly high and low sales prices for Salon's common stock for its fiscal years 2005 and 2004, based on sales transactions reported by the OTC (Over-The-Counter) Bulletin Board, is provided below:

                                Fiscal Year Ended      Fiscal Year Ended
                                 March 31, 2005         March 31, 2004
                               ------------------     ------------------
For the quarters ended           High      Low          High      Low
                               --------  --------     --------  --------
        June 30                  0.24      0.10         0.08      0.04
        September 30             0.24      0.10         0.10      0.02
        December 31              0.18      0.09         0.07      0.03
        March 31                 0.69      0.10         0.40      0.03


     There were 246 holders of record of Salon common stock as of June 16, 2005. This number was derived from Salon's stockholder records, and does not include beneficial owners of Salon's voting common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. The closing price of Salon's common stock on June 16, 2005 was $0.19 per share.

     Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

     Salon has never repurchased any of its equity securities.

ITEM 6. Selected Consolidated Financial Data

                                                 Dollar amounts in thousands, except per share
                                              ----------------------------------------------------
Year Ended March 31,                            2005       2004       2003       2002       2001
------------------------------------------    --------   --------   --------   --------   --------
Net revenues                                  $  6,628   $  4,499   $  4,003   $  3,619   $  7,202
Net loss (1)                                  $    518   $  6,046   $  5,597   $  8,000   $ 19,155
Net loss attributable to common
   stockholders (2)                           $    358   $  8,661   $  5,678   $ 11,286   $ 19,155
Basic and diluted net loss per share
   attributable to common stockholders        $   0.02   $   0.61   $   0.41   $   0.83   $   1.48
Weighted average common shares
   outstanding used in computing
   per share amounts                            14,390     14,099     13,938     13,547     12,962
Cash and cash equivalents                     $    686   $    696   $    162   $  1,542   $  3,047
Prepaid advertising rights                    $  3,970   $  4,430   $  5,480   $  6,266   $  7,075
Total assets                                  $  6,069   $  6,270   $  7,590   $ 11,342   $ 16,298
Capital leases - long-term portion            $      -   $      -   $     18   $     77   $    325
Total long-term liabilities (3)               $     82   $  2,621   $    569   $    229   $    601


(1) The net loss for the year ended March 31, 2003 includes write-down of long-lived assets of $345 related to certain leasehold improvements. The net loss for the year ended March 31, 2002 includes a write-down of long-lived assets of $782 due to impairments. The net loss for the year ended March 31, 2001 includes a write-down of long-lived assets of $3,517 due to impairments.

(2) The net loss attributable to common stockholders for the fiscal year ended March 31, 2005 includes a net preferred deemed dividend benefit of $160 that includes a benefit of $470 from a decrease in value of warrants previously issued to preferred stockholders and a charge of $310 from the issuance of Series D preferred stock during the year. The charge represented the difference between the offering price of Salon's Series D preferred stock and the fair value of Salon's common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction. The net loss attributable to common stockholders for the fiscal year ended March 31, 2004 includes a preferred deemed dividend of $2,615 that included $2,040 resulting from the difference between the offering price of Salon's Series C preferred stock and warrants sold in February 2004 and the deemed fair value of Salon's common stock on the date of the transaction and $575 from the change in value during the year ended March 31, 2004 of warrants issued to preferred stockholders. The net loss attributable to common stockholders for the fiscal year ended March 31, 2002 includes a preferred deemed dividend of $3,189 which was the difference between the offering price of Salon's Series A preferred stock sold in August and September 2001 and the deemed fair value of Salon's common stock on the date of the transaction.

(3) From July 2003 through November 2004, Salon has had an insufficient number of authorized shares to satisfy all obligations under convertible instruments, warrant agreements and options. As a consequence, the value of warrants issued was classified as a long-term liability, with the fair value re-measured at each balance sheet period. The March 31, 2004 balance of $2,621 represents such value and $354 was the value of the warrants as of March 31, 2003. In November 2004, Salon amended its Certificate of Incorporation, increasing the number of authorized shares from 50,000,000 to 600,000,000, thereby relieving the requirement for Salon to record the value of warrants as a long-term liability.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview

     Salon is an Internet media company that produces a content Website with eight primary sections, and two online communities - The Well and Table Talk. Salon was incorporated in July 1995 and launched its initial Website in November 1995.

     A significant portion of Salon's revenues is derived from advertising revenues from the sale of promotional space on its Website. The sale of promotional space is generally less than ninety days in duration. Advertising units sold included "rich media" streaming advertisements, as well as traditional banner and pop-up advertisements.

     Salon began offering Salon Premium, a pay for online content subscription service, in April 2001. Subscription durations were originally for one-month, one-year and two-years, with the two-year subscription plan being suspended in November 2002. Initially, some unabridged content on Salon's Website was restricted to only Salon Premium subscribers. In January 2003, Salon modified its restrictions to allow access to substantially all of its content to Salon Premium subscribers or to non Salon Premium subscribers who would view some form of advertisement in exchange for a time allotted "Site Pass." Salon Premium revenue is recognized ratably over the period that services are provided. During the years ended March 31, 2005 and 2004, Salon received $2.3 million and $1.8 million in cash and recognized $2.2 million and $1.8 million of revenue for this service, respectively.

     Through March 31, 2004, Salon offered The Well and Table Talk online discussion forums as monthly subscription services. During the year ended March 31, 2005, Salon made access to Table Talk free to Salon Premium members. Revenue from the on-line discussion forums has been recognized ratably over the subscription period. Salon generates nominal revenue from the licensing of content that previously appeared in Salon's Website and for hosting links to a third party's personals/dating Website.

     Production and content expenses consist primarily of salaries and related expenses for Salon's editorial, artistic, and production staff, online communities staff, payments to freelance writers and artists, bandwidth costs associated with serving pages and hosting our online communities on our Website, credit card transaction costs and costs of serving ads.

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel costs, travel, and other costs associated with Salon's sales force and its Salon premium service, as well as advertising, promotional and distribution costs and the amortization of prepaid advertising rights.

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

     Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2005, Salon had an accumulated deficit of $91.3 million. These losses have been funded primarily through the issuance of common stock from Salon's initial public offering in June 1999, issuance of preferred stock, and from the issuance of convertible notes payable. If certain advertising revenue goals are attained, Salon forecasts that it may attain cash flow break-even from operations for the year ending March 31, 2006. Concurrent with potentially attaining this goal, Salon may incur periods of limited cash resources. Salon anticipates issuing additional shares of Series D preferred stock to help fund operations and to fund a Website redesign. However, there is no guarantee that Salon will be successful in issuing additional securities.

     Salon has not recorded a provision for federal or state income taxes since inception due to reoccurring operating losses. At March 31, 2005 Salon had net operating loss carryforwards for federal income tax purposes of $62.8 million that begin to expire in March 2015, and $31.9 million for California that begin to expire in March 2006. Utilization of Salon's net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets. The net valuation allowance increased $0.6 million during the year ended March 31, 2005 to $24.8 million. Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. These factors include Salon's history of net losses since inception and expected near-term future losses.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon's significant accounting policies are described in Note 2 to the consolidated financial statements. Salon believes accounting policies and estimates related to revenue recognition and prepaid advertising rights are the most critical to Salon's financial statements. Future results may differ from current estimates if different assumptions or conditions were to prevail.

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

     Advertising revenues, derived from the sale of promotional space on its Website, comprised 54% and 39% of Salon's revenues for the years ended March 31, 2005 and 2004. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon's obligations typically include the guarantee of a minimum number of impressions, a set number of Site Pass advertisement downloads, or a set number of days that a Site Pass advertisement will run. To the extent minimum guaranteed amounts are not provided for, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are achieved, if mutually agreeable with an advertiser. If these "make good" impressions are not agreeable to an advertiser, no further revenue is recognized.

     Salon Premium, a pay for online content service, provides unrestricted access to Salon's content with no banners, pop-ups or site pass advertisements, and includes free magazine subscriptions, free access to Table Talk, an on-line forum, and the ability to download easily content in text or PDF format, a convenience that enables readers to view Salon's content when not connected to the Internet. The subscription duration for Salon Premium is generally one year. Non Salon Premium subscribers can gain access to Salon's content after viewing some form of advertisement

     Salon offers The Well as a monthly subscription service for access to on-line discussion forums. Revenue is recognized ratably over the subscription period.

Prepaid Advertising Rights

     In December 1999, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings and received $11.8 million of advertising credits that were to be utilized for up to ten years. As the per share price of Salon's common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million. As of March 31, 2005, Salon has $5.8 million advertising credits resulting from the transaction, valued at $4.0 million for financial reporting purposes.

Results of Operations

Fiscal Years Ended March 31, 2005 and 2004

Net Revenues

     Salon's net revenue increased 47% to $6.6 million in the year ended March 31, 2005 from $4.5 million in the year ended March 31, 2004.

     Advertising revenues increased 103% to $3.6 million for the year ended March 31, 2005 from $1.8 million for the year ended March 31, 2004. The increase in advertising revenues reflects the success of Salon's site pass advertisement format, which generates the majority of the ad revenue, in conjunction with traditional advertising banners. This combination of advertisements has gained wide acceptance with advertisers. The increase also reflects the overall increase in advertising dollars being allocated to Internet properties by companies that wish to brand their products and services.

     As advertising campaigns are normally short in duration and finalized shortly before implementation, Salon cannot accurately predict full year advertising sales. However, Salon estimates that for its quarter ending June 30, 2004 advertising revenues will be approximately $0.9 million.

     During the month of December 2004, based on visitor Website traffic that month, Salon sold the maximum advertisement space on its Website that could be generated. In order to increase this monthly threshold, Salon will have to increase the number of unique visitors to its Website, either through partnerships with other websites, marketing efforts, or other business relationships, to draw additional traffic to its website, thereby increasing the number of impressions potentially available to be sold to advertisers.

     Salon Premium subscription revenues increased by 20% to $2.2 million for the year ended March 31, 2005 from $1.8 million for the year ended March 31, 2004. The revenue increase reflects a greater number of individuals signing up for this service, as new and renewed subscriptions during the year ended March 31, 2005 were approximately 84,000 compared to approximately 79,000 during the year ended March 31, 2004. The increase in the number of subscribers acquired during the year ended March 31, 2005 compared to the prior year is largely attributed to reader interest in Salon's political coverage during the 2004 presidential campaign, which created opportunities to promote membership drives, either singly or in conjunction with third parties.

     For the first time since inception, membership to Salon Premium decreased during the year. The number of subscribers to Salon Premium at March 31, 2004 was approximately 72,000, and increased during the year to approximately 89,000 on December 31, 2004 and decreased to approximately 84,000 as of March 31, 2005. As of June 20, 2005, the number of subscribers decreased further to approximately 81,000. This trend also mirrored Salon's renewal rate for one year paid subscriptions to Salon Premium, which began the year at approximately 64%, increased to approximately 73% as of December 31, 2004, and dropped to approximately 69% as of March 31, 2005. Salon cannot predict if the reduction in membership and the renewal rate will continue. Salon estimates that it will recognize approximately $2.0 million of Salon Premium revenue for the year ended March 31, 2006.

     All other sources of revenue accounted for $0.8 million for the year ended March 31, 2005 compared to $0.9 million for the year ended March 31, 2004. The decrease of $0.1 is primarily attributable to a decrease in membership to The Well. Salon recognized $0.1 million of revenue for its year ended March 31, 2005 for hosting links to a third party's personals/dating Website. This source of revenue became uncertain during Salon's fourth quarter, and Salon cannot predict if it will recognize much, if any, revenue from this source in its fiscal year ending March 31, 2006.

Production and Content

     Production and content expenses during the year ended March 31, 2005 were $4.4 million versus $4.6 million for the year ended March 31, 2004, a decrease of $0.2 million or 4%. The decrease reflects, among other items, recognizing $0.2 million related to the value of warrants issued for editorial collaboration with a print publisher during the year ended March 31, 2004, with no comparable amounts this year. During the year ended March 31, 2005, salary related expenses increased by $0.2 million due to the opening of an office in Washington, DC, ad serving charges increased by $0.1 million from an increase in the number of ads served, while purchased content was reduced by $0.1 million, depreciation decreased by $0.1 million as assets became more fully depreciated, and other general expenditures were cut by $0.1 million.

     Salon does not anticipate production and content cash related expenditures to vary significantly for the year ending March 31, 2006 from the current year results.

Sales and Marketing Expenses

     Sales and marketing expenses during the year ended March 31, 2005 were $1.9 million versus $2.4 million for the year ended March 31, 2004, a decrease of $0.5 million or 21%. The decrease primarily reflects utilizing $0.6 million fewer advertising credits this year versus last year, offset by a $0.1 million charge from the value of warrants issued to a former employee. Salon anticipates utilizing $0.4 - $0.7 million of advertising credits during the year ending March 31, 2006, with overall expenses of approximately $1.7 - $2.0 million.

Research and Development Expenses

     Research and development expenses for the years ended March 31, 2005 and March 31, 2004 were $0.6 million. Salon does not anticipate research and development expenditures to vary significantly for the year ending March 31, 2006 from the current year results.

General and Administrative Expenses

     General and administrative expenses the year ended March 31, 2005 were $0.8 million versus $1.4 million for the year ended March 31, 2004, a decrease of $0.6 million or 45%. The decrease reflects $0.4 million in reduction in salary related costs from the elimination of three positions and $0.1 million reduction in general operating costs. The March 31, 2004 results include a charge of $0.1 million related to the issuance of warrants to a former employee with no comparable charge during the year ended March 31, 2005. Salon estimates that general and administrative expenses will be approximately $0.9 - $1.0 million for the year ending March 31, 2006.

Amortization of Intangibles

     Salon did not recognize any amortization of intangibles for its year ended March 31, 2005 as all amounts required to be amortized have previously been charged to operations. For the year ended March 31, 2004, Salon amortized $0.4 million of intangible assets.

Interest and other income/ expense

     Net interest and other income/expense for the year ended March 31, 2005 was a benefit of $0.6 million compared to a charge of $1.2 million for the year ended March 31, 2005.

     The results for the year ended March 31, 2005 includes a benefit of $0.4 million from a decrease in value of warrants previously issued to convertible note holders and approximately $0.2 million from monies received to finance editorial content.

     The results for the year ended March 31, 2004 include a charge of $0.8 million related to the revaluation of warrants held by convertible note holders, a charge of $0.2 million of interest on convertible notes and other interest related charges, and $0.3 million related to amortizing the initial value of warrants issued to the then holders of convertible notes. Salon converted all outstanding convertible notes to preferred stock on December 30, 2003. The results for the year ending March 31, 2004 also includes a benefit of $0.1 million from monies received to finance editorial content.

     During the year ended March 31, 2005, Salon amended its Certificate of Incorporation, increasing the number of authorized shares from 50,000,000 to 600,000,000, thereby relieving the requirement for Salon to record charges or benefits in future periods relating to the value of warrants.

Preferred Deemed Dividend

     The non-cash preferred deemed dividend benefit of $0.2 million for the year ended March 31, 2005 includes a benefit of $0.5 million from a decrease in value of warrants previously issued to preferred stockholders and a charge of $0.3 million from the issuance of Series D preferred stock during the year. The charge represented the difference between the offering price of Salon's Series D preferred stock and the fair value of Salon's common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction.

     The non-cash preferred deemed dividend charge of $2.6 million for the year ended March 31, 2004 includes $2.0 million resulting from the difference between the offering price of Salon's Series C preferred stock and warrants sold in February 2004 and the deemed fair value of Salon's common stock on the date of the transaction and $0.6 million from the change in value during the year ended March 31, 2004 of warrants issued to preferred stockholders.

Net Loss Attributable to Common Stockholders

     As a result of the above factors, Salon recorded a net loss attributable to common stockholders of $0.4 million or $0.02 per share for the fiscal year ended March 31, 2005 compared to a net loss of $8.7 million or $0.61 per share for the fiscal year ended March 31, 2004.


Fiscal Years Ended March 31, 2004 and 2003

Net Revenues

     Salon's net revenue increased 12% to $4.5 million in the year ended March 31, 2004 from $4.0 million in the fiscal year ended March 31, 2003.

     Advertising revenues increased 3% to $1.8 million for the year ended March 31, 2004 from $1.7 million for the year ended March 31, 2003. The modest increase in advertising revenues generally reflects an acceptance by advertisers of Salon's Site Pass advertisement format with rich media that results in a more favorable advertising experience than traditional banner advertising. Overall, Salon was not able to capitalize on the industry wide 21% increase in Internet advertising experienced in calendar year 2003 due to the relatively small number of Website visitors that it generated and concerns about Salon's financial viability.

     Salon Premium subscription revenues increased by 45% to $1.8 million for the year ended March 31, 2004 from $1.3 million for the year ended March 31, 2003. Salon Premium revenues increased due to a growth in overall subscriptions, as new and renewed subscriptions for the year ended March 31, 2004 were approximately 79,000, versus approximately 70,000 for the year ended March 31, 2003. The approximate renewal rate as of March 31, 2004 for purchased one year subscriptions was 64% versus 71% the prior year. The decline is attributable to the January 2003 decision to make all of Salon's content available to non Salon Premium subscribers as long as a Website visitor were willing to view a Site Pass advertisement. The easing of access to Salon's content removed a major inducement for a Website visitor to spend cash and subscribe to Salon Premium. However, Salon has made up for this loss of cash by increasingly being able to sell more Site Pass advertisement opportunities to advertisers.

     All other sources of revenue accounted for $0.9 million for the year ended March 31, 2004 compared to $1.0 million for the year ended March 31, 2003. The decrease of $0.1 is primarily attributable to a decrease in the licensing of content which previously appeared in Salon's Website, as Salon did not actively pursue this weak market during the second half of its year ended March 31, 2004.

Production and Content

     Production and content expenses during the year ended March 31, 2004 were $4.6 million versus $4.4 million for the year ended March 31, 2003, an increase of $0.2 million or 5%. The increase reflects a credit during the year ended March 31, 2003 of $0.2 million from the reversal of previously accrued bonuses that were not going to be paid and a non cash charge in the year ended March 31, 2004 of $0.2 million related to the value of warrants issued for editorial collaboration with a print publisher, offset by a $0.1 million reduction of Internet hosting costs and a $0.1 million reduction in general operating costs.

Sales and Marketing Expenses

     Sales and marketing expenses during the year ended March 31, 2004 were $2.4 million versus $2.3 million for the year ended March 31, 2003, an increase of $0.1 million or 4%. The minor overall increase reflects utilizing an additional $0.3 million of advertising credits during the year ended March 31, 2004 compared to the amount used during the year ended March 31, 2003, offset by reductions of $0.1 million in payroll related costs from the elimination of three positions and $0.1 million from reduced general operating costs during the year ended March 31, 2004.

Research and Development Expenses

     Research and development expenses for the years ended March 31, 2004 and March 31, 2003 were $0.6 million.

General and Administrative Expenses

     General and administrative expenses for the years ended March 31, 2004 and March 31, 2003 were $1.4 million. The March 31, 2003 results include a credit from reversing a bonus accrual of $0.2 million. The March 31, 2004 results included a charge of $0.1 million related to the issuance of warrants to a former employee, as well as $0.1 million reduction in legal expenses from a reduction in matters requiring outside counsel guidance and a $0.1 million reduction in general operating costs.

Amortization of Intangibles

     Amortization of intangible expenses during the years ended March 31, 2004 and March 31, 2003 were $0.4 million. All intangible assets except for $0.2 million of goodwill were amortized as of March 31, 2004.

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

Interest and other income/ expense

     Net interest and other income/expense for the year ended March 31, 2004 was a charge of $1.2 million versus a net charge of $0.1 million for the year ended March 31, 2003.

     The results for the year ended March 31, 2004 include a charge of $0.8 million related to the revaluation of warrants held by convertible note holders. The charge was required as Salon at the time had an insufficient number of shares of common stock authorized to satisfy all obligations under convertible instruments, warrant agreements and options. The year ended March 31, 2004 results also include a charge of $0.1 million from interest on convertible notes then outstanding, and $0.3 million related to amortizing the initial value of warrants issued to the holders of the convertible notes. Salon converted all outstanding convertible notes to preferred stock on December 30, 2003.

     The results for the year ending March 31, 2004 also includes $0.1 million of various other interest expense charges related to capital lease agreements and a bank borrowing agreement. The $0.1 million charge for the year ending March 31, 2003 includes nominal charges under capital leases, convertible note interest and the value of warrants issued to convertible note holders.

     For the year ended March 31, 2004, Salon recognized $0.1 million of other income from monies received by Salon to finance editorial content that was completed during the period.

Preferred Deemed Dividend

     The non-cash preferred deemed dividend of $2.6 million for the year ended March 31, 2004 includes $2.0 million resulting from the difference between the offering price of Salon's Series C preferred stock and warrants sold in February 2004 and the deemed fair value of Salon's common stock and warrants on the date of the transaction, and $0.6 million from the change in value during the year ended March 31, 2004 of warrants issued to preferred stockholders.

Net Loss Attributable to Common Stockholders

     As a result of the above factors, Salon recorded a net loss attributable to common stockholders of $8.7 million or $0.61 per share for the fiscal year ended March 31, 2004 compared to a net loss of $5.7 million or $0.41 per share for the fiscal year ended March 31, 2003.

Liquidity and Capital Resources

     As of March 31, 2005, Salon has approximately $0.7 million in available cash, which included $0.3 million from the issuance of Series D preferred stock in February 2005.

     Net cash used in operations was $0.8 million for the year ended March 31, 2005, compared to $2.8 million for the year ended March 31, 2004. The principal use of cash during the year ended March 31, 2005 was to fund the $0.5 million net loss, the $0.3 million increase in accounts receivable and the $0.3 million decrease in accounts payable offset partly by non-cash charges of $0.5 million. The principal use of cash during the year ended March 31, 2004 was to fund the $6.0 million net loss for the period, offset partly by non-cash charges of $3.4 million, and use of assets and liabilities of $0.1 million. The principal use of cash during the year ended March 31, 2003 was to fund the $5.6 million net loss for the period, offset partly by non-cash charges of $2.2 million and changes in assets and liabilities of $0.5 million.

     Net cash used in investing activities was $0.2 million for the year ended March 31, 2005 to fund the acquisition of computer related hardware and software, and for leasehold improvements. Net cash used in investing activities was immaterial for the years ended March 31, 2004 and March 31, 2003. Salon anticipates capital expenditures of $0.2 million during the year ending March 31, 2006 for computer related equipment and to redesign its Website.

     For the year ended March 31, 2005, net cash from financing activities was $1.0 million primarily from the issuance of Series D preferred stock. For the year ended March 31, 2004, net cash from financing activities was $3.3 million, which was comprised of $2.5 million from the issuance of notes payable, $0.9 million from the issuance of Series C preferred stock and $0.2 million from bank borrowings, offset by $0.2 million of re-payments to the bank and $0.1 million of payments under capital leases. For the year ended March 31, 2003, net cash from financing activities was $1.5 million, which was comprised of $1.7 million from the issuance of notes payable, offset by $0.2 million from nominal payments for capital lease obligations.

     In October 2002, Salon entered into an Accounts Receivable Purchase Agreement with a bank. As Salon determined that the agreement was no longer required to meet short-term cash needs, the agreement was allowed to expire in January 2004. Salon has no immediate plans to implement a similar agreement.

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

     As of March 31, 2005, Salon has no outstanding capital leases and does not anticipate entering into similar debt instruments during its year ending March 31, 2006. The following summarizes Salon's contractual obligations as of March 31, 2005, and which are in effect subsequent to March 31, 2005 for a renewed office lease agreement, and the effect these contractual obligations are expected to have on Salon's liquidity and cash flows in future periods (in thousands):

                                       Payments Due By Period
                      ---------------------------------------------------------
                                        1 Year                       More than
                          Total         or Less     1 - 3 Years       3 Years
                      ------------   ------------   ------------   ------------
Operating leases      $      1,046   $        319   $        498   $        229
                      ------------   ------------   ------------   ------------
       Total          $      1,046   $        319   $        498   $        229
                      ============   ============   ============   ============

     On January 13, 2005, Salon entered into a four year lease for 8,623 square feet of office space in San Francisco, California. Under the lease agreement, which commenced on March 1, 2005, Salon does not have to make lease payments for the first four months, and thereafter is to make lease payments of $18,683 per month for the remainder of the first year, $19,402 per month for the second year, $20,120 per month for the third year and $20,839 per month on the fourth year. As part of the agreement, Salon provided to the landlord a cash deposit of $98,805 and the landlord provided a leasehold improvement incentive of approximately $65,000. Salon utilized the entire incentive for tenant improvements to the office space. The lease agreement does not provide for a renewal period.

     Salon's accounting treatment for office leases is to: 1) record rent holidays as a long term liability as incurred, 2) capitalize utilized leasehold improvement incentives as a component of fixed costs, with the offset amount recorded as a long term liability and 3) aggregate all monthly rent payments to be made, the value of rent holidays, and landlord provided incentives to a composite monthly rate, which is then charged to operations. Amounts capitalized as a fixed cost are depreciated over the initial lease term.

     PricewaterhouseCoopers LLP, Salon's independent accountants through November 13, 2003 have included a paragraph in their report indicating that substantial doubt exists as to Salon's ability to continue as a going concern because of Salon's recurring operating losses, negative cash flow and an accumulated deficit for the for the year ended March 31, 2003. Salon's current independent accountants, Burr, Pilger & Mayer LLP make the same assertions in their report for Salon's years ended March 31, 2004 and March 31, 2005.

     Salon believes that it can accurately predict its cash position two months in advance, and forecasts its cash position for future periods. Based on Salon's cash on hand as of the date of this filing and projected cash flows from operations, Salon believes that it will have sufficient cash to meet operating needs through approximately August 2005. Even though Salon projects that it will have sufficient cash through August 2005, Salon may experience periods of very limited cash resources. Salon can not accurately predict the amount of cash that it will have on hand after that point, or the amount of cash to be generated from operations, due to the unpredictability in securing advertising campaigns and the attrition being experienced in membership to Salon's subscription services. Securing advertising campaigns has been hindered as of June 1, 2005 when Salon's Senior Vice President - Sales recused herself on a medical leave of absence for an undetermined length of time, leaving only two individuals to actively pursue advertising campaigns.

     Since Salon implemented its Salon Premium subscription service in April 2001, the number of subscribers has steadily grown, to a peak of approximately 89,100 on December 31, 2004. Since that date, Salon has experienced erosion in the number of subscriptions, which declined to approximately 84,500 as of March 31, 2005, and declined further to 81,000 as of June 20, 2005. Commensurate with the reduction in subscribers, Salon has experienced a decline in the renewal rate for one year paid subscriptions, which declined from approximately 73% as of December 31, 2004 to 69% as of March 31, 2005. There is no guarantee that such trends will continue.

     Under "The Purchase Agreement" and the "Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock", collectively, the "Series D preferred stock," Salon is allowed to sell and issue an additional 1,251 shares of Series D preferred stock, for which Salon could receive approximately $1.5 million in cash. As Salon forecasts periods of limited cash resources through August 2005, and is unable to accurately project cash to be generated from operations subsequent to August 2005, Salon anticipates that it will seek purchasers for some or all of the remaining 1,251 shares of Series D preferred stock. There is no guarantee that Salon will be successful in finding buyers for these securities.

Off-Balance Sheet Arrangements

     Salon has no off-balance sheet arrangements.

Reverse Stock Split

     In November 2004, Salon's stockholders granted to its Board of Directors the right to effect a reverse stock split of Salon's common stock in four ratios between 1-for-10 and 1-for-20. The right is to expire the earlier of Salon's 2005 Annual Meeting of Stockholders or December 31, 2005. Currently, Salon's Board of Directors does not plan to exercise such right and effect a reverse stock split.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Standard Financial Accounting Standard (SFAS) No. 123R (revised 2004), "Share-Based Payment" (SFAS 123R). In annual periods beginning after June 15, 2005, as amended by the Securities and Exchange Commission (SEC), SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under Accounting Principles Board (APB) Opinion No.
25. SFAS 123R requires companies' to calculate equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. Salon currently uses, and will upon adoption of SFAS 123R, utilize the Black-Scholes option pricing model to determine the value of its stock compensation awards, but may later determine that an alternative model may be more appropriate.

     Under SFAS 123R, public companies are allowed to select from three alternative transition methods: the Modified Prospective Application, which allows for the adoption of SFAS 123R without restatement of prior interim periods in the year of adoption; the Modified Prospective Application with restatement of prior interim periods in the year of adoption; and the Modified Retrospective Application which allows companies to restate prior financial statements. Salon expects to adopt SFAS 123R beginning in the first quarter of fiscal year 2007, as required, using the Modified Prospective method, and will not restate prior periods for the adoption of SFAS 123R.

     Currently, Salon discloses pro forma net income (loss) and related pro forma net income (loss) per share in accordance with SFAS 123 and SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of FASB Statement No. 123". Under SFAS 123R, equity-based compensation expense is required to be recognized in companies' financial statements. For the years ended March 31, 2005, 2004 and 2003, had SFAS 123R been effective, Salon would have recognized additional non-cash equity-based compensation expense of $1,561, $219, and $737, respectively, applying the provisions of SFAS 123R.

     The amounts disclosed within the footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R. Compensation expense calculated under SFAS No. 123R may differ materially from amounts currently disclosed within the footnotes, based on changes in the fair value of our common stock, the term in which the options vest, changes in the number of options granted, the treatment of tax benefits that may result, and changes in interest rates or other factors.


Factors That May Affect Salon's Future Results and Market Price of Stock

Salon's projected cash flows may not meet expectations

     Salon relies on projections of cash to be generated from operations to run its operations. The most significant component of its cash projections is cash to be generated from advertising sales, and to a lesser extent, cash projected to be generated from subscription services. Forecasting cash receipts from advertising sales for an extended period of time is problematic due to the short duration of most advertising sales. If projected amounts of cash do not meet expectations, Salon's ability to continue as a going concern may be adversely affected.

     If Salon forecasts that it will experience periods of limited, or diminishing cash resources, Salon may need to issue additional securities. There is no guarantee that Salon will be able to issue additional securities in future periods to meet cash needs, and if it is unable to raise additional cash, Salon's ability to continue as a going concern may be adverse affected.

Salon may issue additional preferred stock at effective prices lower than current common stock market prices that may result in non-cash charges to operations

     The certificate of designation and preferences and rights of the Series D preferred stock stipulates that the Series D conversion price will be equal to 70% of the average closing sales price of Salon's common stock for the thirty days prior to the date the issue of Series D preferred stock is called by Salon. Such a discount may trigger a non-cash preferred deemed dividend charge. The June 2004 issuance of 417 shares of Series D-1 preferred stock resulted in a $0.2 million preferred deemed dividend charge to Salon's results of operations and the February 2, 2005 issuance of 209 shares of Series D-2 resulted in a $0.1 million preferred deemed dividend charge to Salon's results of operations. However, the issuance of Series D-2 in September 30, 2004 resulted in a negligible $23,000 preferred deemed dividend charge to Salon's results of operations. Salon cannot predict to what extent it may incur preferred deemed dividend charges for subsequent issuances of Series D preferred stock, if any.

Salon has relied on related parties for significant investment capital

     Salon has been relying on cash infusions from related parties to fund operations. The related parties are primarily John Warnock, a Director of Salon, and William Hambrecht. William Hambrecht is the father of Salon's President and Chief Executive Officer. Out of a total of $4.2 million of cash received by Salon from the issuance of convertible notes payable, approximately $3.5 million was from related parties. In addition, of the $0.9 million received from the issuance of Series C preferred stock in December 2003 and February 2004, $0.5 million was from Salon Director John Warnock and $0.2 million was from William Hambrecht. Of the $0.5 million received in the June 2004 issuance of Series D-1 preferred stock, $249,600 was from Salon Director John Warnock and $225,600 was either directly or indirectly from William Hambrecht. Salon also received from Director John Warnock approximately $250,000 on September 30, 2004 from the issuance of Series D-2 preferred stock. On February 2, 2005, Salon received approximately $251,000 either directly or indirectly from William Hambrecht, with one of the entities, HAMCO Capital Corporation, being indirectly held by Elizabeth Hambrecht, Salon's President and Chief Executive Officer. Curtailment of cash investments by related parties could detrimentally impact Salon's cash availability and its ability to fund its operations.

Salon's principal stockholders can exercise a controlling influence over Salon's business affairs and they may make business decisions with which non-principal stockholders disagree that may affect the value of their investment

     The holders of Salon's Series A, B, C and D preferred stock collectively own approximately 95% of all voting securities as of March 31, 2005. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 69% is held by related parties, of which approximately 21% is controlled directly or indirectly by William Hambrecht and approximately 41% by Director John Warnock. Therefore, related parties by themselves own a controlling interest in Salon.

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


Salon's preferred stockholders are entitled to potentially significant liquidation preferences of Salon's assets over common stockholders in the event of such an occurrence

     Salon's Series A, B, C and D preferred stockholders have liquidation preferences to common stockholders of the first approximately $20.7 million in potential sales proceeds as of March 31, 2005, which includes the effect of undeclared dividends of $1.6 million. If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $20.7 million of cash distributions, while the holders of common stock would receive none of this amount. If a liquidation event were to occur in excess of $20.7 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively large distribution than the holders of common stock would be entitled to receive.

Salon has historically lacked significant revenues and has a history of losses

     Salon has a history of significant losses and expects to incur a loss from operations for its fiscal year ending March 31, 2006 and potentially in future years. Once Salon attains profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

     Burr, Pilger & Mayer LLP, Salon's independent registered public accounting firm for the year ended March 31, 2004 and March 31, 2005, included a "going-concern" audit opinion on the consolidated financial statements for those years. PricewaterhouseCoopers LLP, Salon's independent registered public accounting firm for the year ended March 31, 2003 included a "going-concern" audit opinion on the consolidated financial statements for that year. The audit opinions report substantial doubt about Salon's ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the "going-concern" opinions, Salon's stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Salon's operations require attractive content, subscriber interest, and confidence by subscribers and suppliers that the subscription offering warrants their long-term support and investment. The absence of any of these factors could impair the results, revenue and cash flow from subscriptions.

     Salon is under severe budgetary constraints to limit expenditures. These constraints affect editorial staffing levels and the purchase of content from freelance writers. These constraints affect the amount and quality of content published on Salon's Website and consequently, the positive experience of Website visitors. The positive experience leads to reoccurring Website visits, new subscriptions to Salon Premium, and corresponding high renewal rates of Salon Premium subscribers. As of March 31, 2005 Salon's renewal rate for one-year paid subscription to Salon Premium was approximately 69%. Salon cannot predict if this rate will continue in the future or how many new Salon Premium subscriptions it will acquire.

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

Legislative Action and Potential New Accounting Pronouncements are likely to cause our general and administrative expenses and other operating expenses to increase

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002 and proposed accounting changes by the Securities and Exchange Commission, Salon may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense, among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

Complying with the Data Security Standard known as the Payment Card Industry Data Security Standard is likely to cause our general and administrative expenses and other operating expenses to increase and potential financial harm to Salon for non-compliance in the event of a breach in credit card data security

     Salon, as a merchant who conducts business with credit card data, must comply with the Data Security Standard known as the Payment Card Industry Data Security Standard as promulgated by all major issuers of credit cards. The deadline for compliance of June 30, 2005 will not be met by Salon, which could cause severe harm to Salon if a breach in credit card data were to occur before Salon attains compliance. Salon is taking steps to comply with this directive and to minimize its exposure to unauthorized access to credit card data. Complying with the directive could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

Hackers may attempt to penetrate Salon's security system; online security breaches could harm its business

     Consumer and supplier confidence in Salon's Website depends on maintaining relevant security features. Security breaches also could damage our reputation and expose us to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated sectors of our systems and Salon expects that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate network security could misappropriate proprietary information or cause interruptions in its products and services, Salon may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, Salon may not have a timely remedy against a hacker who is able to penetrate its network security. Such security breaches could materially adversely affect Salon. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Salon's insurance policies may not be adequate to reimburse us for losses caused by security breaches. Salon also faces risks associated with security breaches affecting third parties with whom it has relationships.

The length of Salon's sales cycle is uncertain and variable and may lead to shortfalls in revenues and fluctuations in its operating results

     Salon's dependence on advertising subjects it to the risk of revenue shortfalls because the sales cycles for advertising vary significantly, and during these cycles Salon may expend substantial funds and management resources while not obtaining advertising revenues. If sales are delayed or do not occur, Salon's financial results for a particular period may be harmed. The time between the date of initial contact with a potential customer and the signing of an advertising order may range from as little as one week to up to several months. Sales of advertising are subject to factors over which Salon has little or no control, including:

     o    advertisers' budgets;

     o the acceptability of the Website Site Pass and other forms of rich media advertisements;

     o    internal acceptance reviews by advertisers and their agencies;

     o    the possibility of cancellation or delay of projects by advertisers.

Salon's stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, that may prevent our stockholders from reselling our common stock at a profit

     The securities markets have experienced significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions have, and may continue to reduce the market price of our common stock, regardless of our operating performance. In addition, Salon's operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

Salon needs to hire, integrate and/or retain qualified personnel because these individuals are important to its growth

     Salon's success significantly depends on key personnel. In addition, because Salon's users must perceive the content of Salon's Website as having been created by credible and notable sources, Salon's success also depends on the name recognition and reputation of its editorial staff. Due to Salon's history of losses, Salon may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Salon may be unable to retain its current key employees or attract, integrate or retain other qualified employees in the future. If Salon does not succeed in attracting new personnel or retaining and motivating its current personnel, its business could be harmed.

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

Salon relies on software, purchased from an independent supplier, to deliver and report some of its advertising, the failure of which could impair our business

     Salon uses software, purchased from an independent supplier, to manage and measure the delivery of advertising on its Website. The software is essential to Salon whenever an advertiser does not stipulate ad serving from a third party such as Doubleclick. This type of software may fail to perform as expected. If this software malfunctions, advertisements may not be served correctly on our Website, or if the software does not accurately capture impression information, then Salon's advertising revenues could be reduced, and its business could be harmed.

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

Increasing competition among Internet content providers could reduce Salon's advertising sales or market share, thereby harming its business

     The market for Internet content is relatively new, rapidly changing and intensely competitive. Salon expects competition for Internet content to continue to increase, and if it cannot compete effectively, its business could be harmed. The number of Websites competing for the attention and spending of users and advertisers may continue to increase with the most trafficked Websites receiving a disproportionate share of advertising dollars. Salon is not one of the most trafficked Websites, or even one of the top fifty Websites.

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

Concerns about transactional security may hinder electronic commerce on Salon's Website and may expose Salon to potential liability

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

Salon's internally developed software and software platforms provided by a third party to manage Salon's subscription business might fail resulting in lost subscription income

     Salon's software to manage its subscription business was developed internally to interface with the software provided by a third party. The third party's software provides a gateway to authenticate credit card transactions. If these systems were to fail or not function as intended, credit card transactions might not be processed and Salon's cash resources and revenues would therefore be harmed.

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

     In addition, offer letters with executive officers, though none are in effect as of March 31, 2005, may provide for the payment of severance and acceleration of options upon the termination of these executive officers following a change of control of Salon. These provisions in offer letters could have the effect of discouraging potential takeover attempts.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. Salon has no debt arrangements that expose Salon to market risk in the event of changes in interest rates. As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

ITEM 8. Consolidated Financial Statements and Supplementary Data
                                                                            Page

Reports of Independent Registered Public Accounting Firms  .................. 42

Consolidated Balance Sheets as of March 31, 2005 and 2004.................... 44

Consolidated Statements of Operations for the years ended March 31,
     2005, 2004, and 2003.................................................... 45

Consolidated Statements of Stockholders' Equity for the years ended
     March 31, 2005, 2004, and 2003.......................................... 46

Consolidated Statements of Cash Flows for the years ended March 31,
     2005, 2004, and 2003.................................................... 47

Notes to Consolidated Financial Statements................................... 48


Selected Quarterly Financial Data  (unaudited)............................... 72

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Salon Media Group, Inc.

We have audited the accompanying consolidated financial statements of Salon Media Group, Inc. as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salon Media Group, Inc. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $91.3 million at March 31, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Burr, Pilger & Mayer LLP
San Francisco, California
May 16, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Salon Media Group, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Salon Media Group, Inc. and its subsidiaries for the year ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ PricewaterhouseCoopers LLP
San Jose, California
June 27, 2003

                             SALON MEDIA GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                             March 31,
                                                                                    ----------------------------
                                                                                        2005            2004
                                                                                    ------------    ------------
Assets
     Current assets:
          Cash and cash equivalents                                                 $        686    $        696
          Accounts receivable, net                                                           623             306
          Prepaid expenses and other current assets                                          232             432
                                                                                    ------------    ------------
          Total current assets                                                             1,541           1,434

     Property and equipment, net                                                             191              89
     Prepaid advertising rights                                                            3,970           4,430
     Goodwill, net                                                                           200             200
     Other assets                                                                            167             117
                                                                                    ------------    ------------
          Total assets                                                              $      6,069    $      6,270
                                                                                    ============    ============
Liabilities and stockholders' equity
     Current liabilities:
          Accounts payable and accrued liabilities                                  $        788    $      1,125
          Deferred revenue                                                                 1,047           1,107
          Capital lease obligations, current                                                   -              18
                                                                                    ------------    ------------
          Total current liabilities                                                        1,835           2,250

     Warrants payable                                                                          -           2,621
     Other long-term liabilities                                                              82               -
                                                                                    ------------    ------------

          Total liabilities                                                                1,917           4,871
                                                                                    ------------    ------------
Commitments and Contingencies (Note 8)

Stockholders' equity:
     Preferred stock, $0.001 par value, 5,000,000 shares authorized, 8,386 shares issued and outstanding at March 31, 2005 and 7,552 shares issued and outstanding at March 31, 2004 (aggregate liquidation preference of $20,686 at March 31, 2005 and
        $18,926 at March 31, 2004)                                                             -               -

     Common stock, $0.001 par value, 600,000,000 shares authorized, 14,970,622 shares issued and outstanding at March 31, 2005 and 14,155,276 shares
        issued and outstanding at March 31, 2004                                              15              14
     Additional paid-in capital                                                           95,430          92,320
     Accumulated deficit                                                                 (91,293)        (90,935)
                                                                                    ------------    ------------
          Total stockholders' equity                                                       4,152           1,399
                                                                                    ------------    ------------
          Total liabilities and stockholders' equity                                $      6,069    $      6,270
                                                                                    ============    ============

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                   Year Ended March 31,
                                                           --------------------------------------
                                                              2005          2004          2003
                                                           ----------    ----------    ----------
Net revenues                                               $    6,628    $    4,499    $    4,003
                                                           ----------    ----------    ----------

Operating expenses:
     Production and content                                     4,446         4,647         4,425
     Sales and marketing                                        1,891         2,393         2,305
     Research and development                                     617           614           626
     General and administrative                                   766         1,386         1,354
     Amortization of intangibles                                    -           353           412
     Write-down of long-lived assets                                -             -           345
                                                           ----------    ----------    ----------
         Total operating expenses                               7,720         9,393         9,467

Loss from operations                                           (1,092)       (4,894)       (5,464)


Interest and other income                                         159           119            13

Interest and other income (expense)                               415        (1,271)         (146)
                                                           ----------    ----------    ----------
         Net loss                                                (518)       (6,046)       (5,597)
Preferred deemed dividend                                         160        (2,615)          (81)
                                                           ----------    ----------    ----------
Net loss attributable to common stockholders               $     (358)   $   (8,661)   $   (5,678)
                                                           ==========    ==========    ==========

Basic and diluted net loss per share attributable to
     common stockholders                                   $    (0.02)   $    (0.61)   $    (0.41)

Weighted average shares used in computing basic
     and diluted net loss per share attributable
     to common stockholders                                    14,390        14,099        13,938


           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (in thousands, except Preferred Stock Shares)

                                                Preferred              Common                                               Total
                                                  Stock                 Stock         Additional                            Stock-
                                           -----------------------------------------   Paid-In     Unearned   Accumulated  holders'
                                             Shares    Amount      Shares    Amount    Capital   Compensation   Deficit     Equity
                                           -----------------------------------------------------------------------------------------
Balance, March 31, 2002                         934   $      -     14,155   $     14   $ 85,416    $    (57)   $(76,596)   $  8,777

Amortization of unearned compensation             -          -          -          -          -          57           -          57
Value of contingent shares issued in
  conjunction with acquisition                    -          -          -          -         42           -           -          42
Preferred deemed dividend                         -          -          -          -          -           -         (81)        (81)
Reclassification of warrants to
  liabilities - see Note 14                       -          -          -          -       (175)          -           -        (175)
Net loss                                          -          -          -          -          -           -      (5,597)     (5,597)
                                           -----------------------------------------------------------------------------------------
Balance, March 31, 2003                         934          -     14,155         14     85,283           -     (82,274)      3,023

Value of contingent shares issued in
  conjunction with acquisition                    -          -          -          -          5           -           -           5
Series C convertible preferred stock and
  common stock warrants issued from
  conversion of convertible notes payable     5,493          -          -          -      4,394           -           -       4,394
Series C convertible preferred stock and
  common stock warrants issued for cash       1,125          -          -          -        892           -           -         892
Preferred deemed dividend on issuance of
  Series C Convertible preferred stock            -          -          -          -      2,040           -      (2,040)          -
Preferred deemed dividend from revaluation
  of warrants issued to preferred stock
  holders                                         -          -          -          -          -           -        (575)       (575)
Reclassification of warrants to
  liabilities - see Notes 11 and 14               -          -          -          -       (294)          -           -        (294)
Net loss                                          -          -          -          -          -           -      (6,046)     (6,046)
                                           -----------------------------------------------------------------------------------------
Balance, March 31, 2004                       7,552   $      -     14,155   $     14   $ 92,320    $      -    $(90,935)   $  1,399

Shares issued under employee stock plans          -          -        399          -         55           -           -          55
Value of shares issued to settle amounts
  owed a trade payable                            -          -        417          1         41           -           -          42
Value of warrants issued in conjunction
  with severance agreement                        -          -          -          -        100           -           -         100
Series D convertible preferred stock and
  common stock warrants issued for cash         834          -          -          -      1,207           -        (310)        897
Preferred deemed dividend from revaluation
  of warrants issued to preferred stock
  holders                                         -          -          -          -          -           -         470         470
Extinguishment of warrant liability - see
  Note 14                                         -          -          -          -      1,707           -           -       1,707
Net loss                                          -          -          -          -          -           -        (518)       (518)
                                           -----------------------------------------------------------------------------------------
Balance, March 31, 2005                       8,386          -     14,971   $     15   $ 95,430           -    $(91,293)   $  4,152


           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Year Ended March 31,
                                                                                   --------------------------------------
                                                                                      2005          2004          2003
                                                                                   ----------    ----------    ----------
Cash flows from operating activities:
 Net loss                                                                          $     (518)   $   (6,046)   $   (5,597)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Write-down of long lived assets                                                        -             -           345
     Loss from retirement of assets                                                         -            43             2
     Stock-based compensation                                                               -             -            57
     Warrant re-valuation                                                                (541)        1,037            33
     Depreciation and amortization                                                        495         1,285           962
     Allowance for (recovery of) doubtful accounts                                          2           (10)           46
     Operating lease incentives                                                            65             -             -
     Gain on issuance of common stock for trade payable                                   (25)            -             -
     Prepaid advertising rights usage                                                     460         1,050           786
     Changes in assets and liabilities:
         Accounts receivable                                                             (319)          (69)           53
         Prepaid expenses, other current assets and other assets                         (130)          (59)          326
         Accounts payable, accrued liabilities and other long-term liabilities           (254)         (180)         (226)
         Deferred revenue                                                                 (60)          189           355
                                                                                   ----------    ----------    ----------
            Net cash used in operating activities                                        (825)       (2,760)       (2,858)
                                                                                   ----------    ----------    ----------
Cash flows from investing activities:
 Purchase of property and equipment                                                      (217)          (35)           (4)
 Proceeds from asset sales                                                                  -            15             -
                                                                                   ----------    ----------    ----------
            Net cash used in investing activities                                        (217)          (20)           (4)
                                                                                   ----------    ----------    ----------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock, net                                           995           892             -
 Proceeds from issuance of common stock, net                                               55             -             -
 Proceeds from bank borrowings                                                              -           182            82
 Repayment of short-term borrowings                                                         -          (182)          (82)
 Proceeds from issuance of notes payable, net                                               -         2,513         1,694
 Principal payments under capital leases                                                  (18)          (91)         (212)
                                                                                   ----------    ----------    ----------
            Net cash provided by financing activities                                   1,032         3,314         1,482
                                                                                   ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents                                      (10)          534        (1,380)
Cash and cash equivalents at beginning of period                                          696           162         1,542
                                                                                   ----------    ----------    ----------
Cash and cash equivalents at end of period                                         $      686    $      696    $      162
                                                                                   ==========    ==========    ==========

Amount paid for interest                                                           $        -    $        6    $       35
Supplemental schedule of non-cash investing and financing activities:
 Adjustment in value of assets purchased under capital lease                       $        -    $        -    $       17
 Warrants issued in connection with issuance of convertible notes payable                   -           263            65
 Issuance of stock and warrants in connection with acquisition                              -             5            42
 Issuance of warrants in connection with agreements                                       100           100             3
 Preferred deemed dividends                                                              (160)        2,615            81
 Conversion of notes payable and accrued interest to preferred stock                        -         4,394             -
 Issuance of common stock for trade payable                                                42             -             -


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


Note 2. Summary of Significant Accounting Policies

Basis of Presentation

     These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at March 31, 2005 of $91,293. These factors raise substantial doubt about Salon's ability to continue as a going concern.

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

Principles of consolidation

     The consolidated financial statements include the accounts of Salon and its wholly owned subsidiaries, which are in-active. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

Accounts receivable

     Accounts receivable are stated net of doubtful accounts. Salon estimates the uncollectibility of the accounts receivable balance and maintains allowances for estimated losses. Salon analyzes accounts receivable, historical bad debts, receivable aging, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)


     Advertisement sales agreements are generally short-term agreements, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided, as long as no significant obligations remain at the end of the period. Salon's obligations may include a fixed number of days that a Salon Site Pass advertisement is run, the guarantee of a minimum number of times that an advertisement appears in a page viewed by a visitor to Salon's Website, or a set number of Site Pass advertisements downloaded by a Website visitor. To the extent the minimum guaranteed amounts are not delivered, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are achieved, if mutually agreeable with an advertiser. If these "make good" impressions are not agreeable to an advertiser, no further revenue is recognized.

     Revenue from Salon's subscription services, which includes Salon Premium, The Well and Table Talk, is recognized ratably over the subscription period. Subscription revenues from Table Talk were eliminated during the year ended March 31, 2005 and became a no-cost benefit to Salon Premium subscribers. Salon has offered Salon Premium subscriptions for periods of one month, one year and two years. In November 2002, Salon suspended offering two-year subscriptions. Well subscriptions are generally only for one month.

Advertising costs

     Salon expenses advertising costs as they are incurred. Advertising expense was $471, $1,056, and $772, for the fiscal years ended March 31, 2005, 2004, and 2003.

Comprehensive loss

     Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources. There were no differences between the net loss for the years ended March 31, 2005, 2004 and 2003 and comprehensive loss for those periods.

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

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

Concentrations of credit risk

     Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral. Salon provides an allowance for credit losses that it periodically adjusts to reflect management's expectations of future losses. Two customers accounted for 19% and 15% respectively, of total trade accounts receivable at March 31, 2005 and two customers accounted for 20% and 12%, respectively, of total trade accounts receivable at March 31, 2004.

     No customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2005, 2004 and 2003.

Recent accounting pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R (revised 2004), "Share-Based Payment" (SFAS 123R). In annual periods beginning after June 15, 2005, as amended by the Securities and Exchange Commission (SEC), SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under Accounting Principles Board (APB) 25. SFAS 123R requires companies' to calculate equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. Salon currently uses, and will upon adoption of SFAS 123R, utilize the Black-Scholes option pricing model to determine the value of its stock compensation awards, but may later determine that an alternative model may be more appropriate.

     Under SFAS 123R, public companies are allowed to select from three alternative transition methods: the Modified Prospective Application, which allows for the adoption of SFAS 123R without restatement of prior interim periods in the year of adoption; the Modified Prospective Application with restatement of prior interim periods in the year of adoption; and the Modified Retrospective Application which allows companies to restate prior financial statements. Salon expects to adopt SFAS 123R beginning in the first quarter of fiscal year 2007, as required, using the Modified Prospective method, and will not restate prior periods for the adoption of SFAS 123R.

     Currently, Salon discloses pro forma net income (loss) and related pro forma net income (loss) per share in accordance with SFAS 123 "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123". Under SFAS 123R, equity-based compensation expense is required to be recognized in companies' financial statements. For the years ended March 31, 2005, 2004 and 2003, had SFAS 123R been effective, Salon would have recognized additional non-cash equity-based compensation expense of $1,561, $219, and $737, respectively, applying the provisions of SFAS 123R.

     The amounts disclosed within the footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R. Compensation expense calculated under SFAS No. 123R may differ materially from amounts currently disclosed within the footnotes, based on changes in the fair value of our common stock, the term in which the options vest, changes in the number of options granted, the treatment of tax benefits that may result, and changes in interest rates or other factors.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

Stock-based compensation

     Salon accounts for stock-based employee compensation arrangements in accordance with the provisions of APB 25 and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" (FIN 44), and complies with the disclosure provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of Salon's stock and the exercise price. Salon accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

     If Salon's compensation expense under its stock option plan had been determined pursuant to SFAS 123, Salon's net loss and net loss per share would have been as follows:

                                                                                    Year Ended March 31,
                                                                            --------------------------------------
                                                                               2005          2004          2003
                                                                            ----------    ----------    ----------
Net loss attributable to common stockholders:
     As reported                                                            $     (358)   $   (8,661)   $   (5,678)

     Add back: stock-based employee compensation
     expense included in reported net loss                                           -             -            57

     Deduct: total stock-based compensation expense
     determined under the fair value based method, net
     of related tax                                                             (1,561)         (219)         (737)
                                                                            ----------    ----------    ----------
     Pro forma net loss attributable to common stockholders                 $   (1,919)   $   (8,880)   $   (6,358)
                                                                            ==========    ==========    ==========

Basic and diluted net loss per share attributable
common stockholders:
     As reported                                                            $    (0.02)   $    (0.61)   $    (0.41)
     Pro forma net loss per share                                           $    (0.13)   $    (0.63)   $    (0.46)

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model. As no options were granted during the year ended March 31, 2004, Salon determined the estimated fair value of its options granted for the years ended March 31, 2005, and 2003, using the following assumptions:

                                           Year Ended March 31,
                                   ------------------------------------
                                      2005        2004         2003
                                   ----------  ----------  ------------
Risk-free interest rates             3.40%         N/A     3.25 - 4.38%
Expected lives (in years)              4           N/A           4
Expected volatility                   120%         N/A         120.0%
Dividend yield                        0.0%         N/A          0.0%

     The weighted average grant date fair value per share of options granted during the years ended March 31, 2005, 2004, and 2003 was $0.11, none, and $0.08, respectively.

Net loss per share

     Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

                                                                             Year Ended March 31,
                                                                -----------------------------------------------
                                                                     2005             2004             2003
                                                                -------------    -------------    -------------
Numerator:
      Net loss attributable to common stockholders              $        (358)   $      (8,661)   $      (5,678)
                                                                =============    =============    =============

Denominator:
      Weighted average shares outstanding                          14,390,000       14,155,000       14,155,000
      Weighted average shares held in escrow                                           (56,000)        (217,000)
                                                                -------------    -------------    -------------
      Weighted average shares used in computing basic
          and diluted net loss per share attributable to
          common stockholders                                      14,390,000       14,099,000       13,938,000
                                                                =============    =============    =============
      Basic and diluted net loss per share attributable to
          common stockholders                                   $       (0.02)   $       (0.61)   $       (0.41)
                                                                =============    =============    =============

      Antidilutive securities including options, warrants
          and convertible preferred stock not included
          in loss per share calculation                           232,006,000      199,312,000       33,214,000
                                                                =============    =============    =============

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

Note 3. Balance Sheet Components

                                                         Year Ended March 31,
                                                       ------------------------
                                                          2005          2004
                                                       ----------    ----------
Accounts receivable, net:
     Accounts receivable                               $      653    $      336
     Less: allowance for doubtful accounts                    (30)          (30)
                                                       ----------    ----------
                                                       $      623    $      306
                                                       ==========    ==========
Prepaid expenses and other current assets
     Prepaid lease termination fees                    $        -    $      192
     Receivable from employees                                 89            92
     Prepaid expenses                                          88            79
     Short term deposits                                       54            49
     Other receivables                                          1            20
                                                       ----------    ----------
                                                       $      232    $      432
                                                       ==========    ==========
Property and equipment, net
     Computer hardware and software                    $    1,316    $    1,392
     Leasehold improvements                                    67            34
     Furniture and office equipment                           243           258
                                                       ----------    ----------
                                                            1,626         1,684
     Less accumulated depreciation and amortization        (1,435)       (1,595)
                                                       ----------    ----------
                                                       $      191    $       89
                                                       ==========    ==========

Other assets
     Long-term deposits                                $      167    $       65
     Other                                                      -            52
                                                       ----------    ----------
                                                       $      167    $      117
                                                       ==========    ==========

Accounts payable and accrued liabilities
     Accounts payable                                  $      216    $      348
     Salaries and wages payable                               270           162
     Accrued services                                          92            68
     Reserve for claims                                       151           181
     Rent expense normalization                                 -           302
     Other accrued expenses                                    59            64
                                                       ----------    ----------
                                                       $      788    $    1,125
                                                       ==========    ==========

     Depreciation expense for the years ended March 31, 2005, 2004 and 2003 was $115, $347, and $513, respectively.

     Included in computer hardware and software, and furniture and office equipment as of March 31, 2004, are assets under capital leases amounting to $165, with accumulated depreciation of $156. As of March 31, 2005, Salon has no fixed assets under capital lease agreements.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     During the year ended March 31, 2004, Salon forfeited $420 of restricted cash to a landlord in order to reduce the remaining term of a lease from 6.75 years to two years, reduced its office space by approximately half and reduced monthly lease payments by seventy-two percent. The resulting decrease in rent payments exceeded the balance of the forfeited deposit, which accordingly, was expensed over the revised lease term, which expired in February 2005. The unamortized balance of the forfeited amount was $192 as of March 31, 2004.

Note 4. Employee Stock Purchase Plan

     The Salon.com, Inc, 1999 Employee Stock Purchase Plan (the "ESPP") was established to provide substantially all employees whose customary employment is more than 20 hours per week for more than five months in any calendar year, eligibility to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The purchase price of each share of stock to be acquired is established at the discretion of Salon's Board of Directors, but in no event shall the price be set at the lesser of 85 percent of the fair market value of shares on either the first day or the last day of the designated payroll deduction period (the Offering Period), as chosen by the Board of Directors at its discretion, whichever is lower.

     The ESPP operation was suspended on March 1, 2001. The aggregate number of shares purchased by an employee may not exceed 2,000 shares in any one Offering Period, generally six months (subject to limitations imposed by the Internal Revenue Code). A total of 500,000 shares are available for purchase under the ESPP.

Note 5. 401(k) Savings Plan

     Salon's 401(k) Savings Plan (the "401(k) Plan") is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms. Participants may contribute from 1% to 20% of compensation, subject to statutory limitations. Employer matching contributions are discretionary based on a certain percentage of a participant's contributions as determined by management of Salon. Salon has not made any discretionary contributions to the 401(k) Plan through March 31, 2005.

Note 6. Bank Line of Credit

     In October 2002, Salon entered into an Accounts Receivable Purchase Agreement with a bank. Under the terms of the agreement, the bank could make advances of 60% or 80% of the face value of acceptable receivables from Salon, depending on the nature of the receivable. The aggregate advances on receivables outstanding under the agreement could not exceed $1,000, however the amount was capped at $300 until such time as Salon had $2,500 of unrestricted cash. Amounts advanced under this agreement accrued interest at prime plus 1% per annum on the average daily balance outstanding and were subject to a fee of 1.25% per month on the average daily balance outstanding. Upon collection of the outstanding receivable used as collateral for the advance, the corresponding advance was paid back to the bank along with applicable fees. As part of the agreement, Salon issued 37,500 warrants to the bank. The warrants were valued at an immaterial amount using the Black-Scholes option-pricing model, applying a contractual life of seven years, a weighted average risk-free rate of 4.375%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of seven cents. During the year ended

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

March 31, 2003, Salon borrowed and repaid $82 leaving no amounts owed at the end of the year. During the year ended March 31, 2004, Salon borrowed and repaid $182. The agreement expired in January 2004 with no amounts owed and was not renewed.

Note 7. Related Party Transactions

     On October 10, 2000, Salon loaned its Chairman $75 with an agreed 6.3% annual interest rate with no due date. As of March 31, 2005, the loan and associated interest total $89 and is included as a component of "Prepaid expenses and other current assets" in Salon's Consolidated Balance Sheets. In addition, $7 of interest has been paid as of March 31, 2005.

     In October 2001, Salon entered into a month-to-month sublease agreement with WR Hambrecht + Co., LLC for office space in New York, NY and received $57 in rent income during the year ended March 31, 2003. Elizabeth Hambrecht, Salon's Chief Executive Officer and President, is the daughter of investor William Hambrecht, the Chairman and Chief Executive Officer of WR Hambrecht + Co., LLC.

     From July 24, 2002 through December 31, 2003 Salon issued $4,227 of promissory and convertible promissory notes to various investors and issued warrants to purchase 10,146,036 shares of common stock. The promissory notes were converted to 5,493 shares of Series C preferred stock in December 2003. Related parties pertaining to the issuance of notes were comprised of the following:

                                                  Promissory                     Series C
                                                     Note         Warrants        Shares
Name                                                Amount         Issued         Issued
--------------------------------------------     ------------   ------------   ------------
The Hambrecht 1980 Revocable Trust               $         50        150,000             64
WR Hambrecht + Co., LLC                                    50        150,000             64
The Sarah & William Hambrecht Foundation                   80         40,107            108
HAMCO Capital Corporation                                 100        300,000            127
Ironstone Group, Inc                                      650      1,950,000            843
                                                 ------------   ------------   ------------
Total William Hambrecht related entities                  930      2,590,107          1,206
                                                 ------------   ------------   ------------

John Warnock                                            2,199      5,649,345          2,849
Wenner Media LLC                                          200        600,000            250
Robert McKay                                              117         58,423            158
Brian Dougherty                                            50         25,000             67
Elizabeth Hambrecht                                        25         75,000             31
                                                 ------------   ------------   ------------
Total all                                        $      3,521      8,997,875          4,561
                                                 ============   ============   ============

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

     In December 2003, Wenner Media LLC received a warrant to purchase 2,000,000 shares of common stock as part of an editorial collaboration agreement. Salon director Jann Wenner is the Chairman and President of Wenner Media LLC. During the year ended March 31, 2005, Salon received $17 from Wenner Media for editorial collaboration.

     On June 4, 2004, September 30, 2004 and February 2, 2005, Salon issued a total of 834 shares of Series D preferred stock and warrants to purchase 1,489,457 shares of common stock. The related parties in these transactions were:

                                                 Series D
                                                  Shares        Warrants       Purchase
Name                                              Issued         Issued         Price
------------------------------------------     ------------   ------------   ------------
The Hambrecht 1980 Revocable Trust             $        334        590,216            401
HAMCO Capital Corporation                                63        115,653             76
                                               ------------   ------------   ------------
Total William Hambrecht related entities                397        705,869            477
                                               ------------   ------------   ------------

John Warnock                                            416        742,943            499
                                               ------------   ------------   ------------
Total all                                      $        813      1,448,812            976
                                               ============   ============   ============


Note 8. Commitments and Contingencies

     Salon had a non-cancelable operating lease agreement for its prior office space in San Francisco, CA that expired in February 2005, a new non-cancelable operating lease agreement for its current office space in San Francisco, CA that expires in February 2009, for its current office in New York, NY that expires in May 2005, for a former office in New York, NY that expired in December 2004, for its current office in Washington, D.C. that expires in May 2007, and for minimal office equipment. Rent expense under these operating lease agreements was $634, $625, and $1,306, for the years ended March 31, 2005, 2004, and 2003, respectively. Subsequent to March 31, 2005, Salon extended its lease agreement for its office in New York to expire in May 2006.

     In May 2003, Salon subleased its former office in New York. The sublease agreement, which expired in December 2004, resulted in a charge to rent expense of $180 that was included in Salon's results of operations for the year ended March 31, 2004.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     Salon has no capital leases as of March 31, 2005. Total future minimum rental payments under capital leases and non-cancelable operating leases in effect at March 31, 2003 are as follows:

                                                       Operating
         Year Ending March 31,                           Leases
         ---------------------                        ----------
                2006                                  $      188
                2007                                         253
                2008                                         245
                2009                                         229
                                                      ----------
                    Total lease payments                     915
                                                      ==========

     Salon has entered into various agreements in which it subleases office space. Rental income resulting from these agreements paid directly to Salon was $0, $0 and $530 for the year ended March 31, 2005, 2004 and 2003, respectively. The income was recorded as an offset against rent expense.

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

Note 9. Goodwill and Intangible Assets

     In accordance with FASB No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill amortization was discontinued as of March 31, 2002. The carrying value of goodwill at March 31, 2005 and March 31, 2004 was $200 and has been found not to be impaired.

     The following table sets forth information concerning Salon's intangible assets as of March 31, 2005 and 2004:

                                                              Gross                         Net
                                                            Carrying     Accumulated      Carrying
                                                             Amount      Amortization      Amount
                                                          ------------   ------------   ------------
Trade name                                                $      1,200   $      1,200   $          -
Proprietary technology                                             355            355              -
Audio technology                                                   158            158              -
                                                          ------------   ------------   ------------
Total intangible assets subject to amortization           $      1,713   $      1,713   $          -
                                                          ============   ============   ============

Goodwill                                                  $      3,555   $      3,355   $        200
                                                          ------------   ------------   ------------
Total intangible assets not subject to amortization       $      3,555   $      3,355   $        200
                                                          ============   ============   ============

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

Note 10. Income Taxes

     Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurring operating losses. At March 31, 2005, Salon has net operating loss carry-forwards of $62,834 and $31,937 for Federal and California purposes, respectively, available to reduce future taxable income, if any. The carry forwards begin to expire in March 31, 2006 for California purposes and in March 31, 2016 for federal purposes if not utilized beforehand. At March 31, 2005, Salon has research and development credit carry-forwards of $12 and $9 for Federal and California income tax purposes, respectively. The research and development credit carry-forwards expire beginning in the year 2011.

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

     Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                              March 31,
                                                       ------------------------
                                                          2005          2004
                                                       ----------    ----------
Net operating losses                                   $   23,274    $   22,496
Other                                                       1,483         1,702
                                                       ----------    ----------
Total deferred tax assets                                  24,757        24,198
Valuation allowance                                       (24,757)      (24,198)
                                                       ----------    ----------
Net deferred tax asset                                 $        -    $        -
                                                       ==========    ==========

     Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets. The difference between Salon's effective income tax rate and the federal statutory (34%) rate is as follows:

                                                  Year Ended March 31,
                                         --------------------------------------
                                            2005          2004          2003
                                         ----------    ----------    ----------
Statutory tax benefit                    $     (122)   $   (2,945)   $   (1,930)
State taxes, net of federal benefit             (21)         (505)         (331)
Permanent differences                          (244)        1,608           105
Other                                          (172)          330          (805)
                                         ----------    ----------    ----------
Total                                          (559)       (1,512)       (2,961)
Change in valuation allowance                   559         1,512         2,961
                                         ----------    ----------    ----------
                                         $        -    $        -    $        -
                                         ==========    ==========    ==========

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

Note 11. Promissory and Convertible Promissory Notes Payable

     From July 2002 through December 2003, Salon issued a total of $4,227 of promissory and convertible promissory notes payable, which in December 2003 were converted to shares of Series C preferred stock. The following is a recap of the notes issued and corresponding warrants that were simultaneously issued:

                 Note                                  Warrants                            Investors
-------------------------------------  -----------------------------------------   ------------------------
                                                       Exercise price per share
                                          Number      --------------------------
        Issue Date           Amount       Issued       Original       Revised(*)     Number        Ref.
------------------------   ----------  ------------   -----------    -----------   ---------    -----------
         7/24/2002         $      714       357,021   $    0.2100    $    0.0898       11       1,2,4,7,8,9
         10/3/2002                200             -                                     1            2
        12/18/2002                200       300,000        0.0575         0.0451        1            1
         1/26/2003                100       150,000        0.0575         0.0451        1            2
         2/11/2003                100       300,000        0.0575         0.0451        1            6
         3/12/2003                100       300,000        0.0460         0.0417        1            6
         3/18/2003                100       300,000        0.0460         0.0417        1            2
         3/25/2003                200       600,000        0.0460         0.0417        2           2,6
                           ----------  ------------
 Total as of 3/31/2003          1,714     2,307,021
                           ----------  ------------

         4/10/2003                200       600,000        0.0460         0.0417        2           2,6
         4/29/2003                200       600,000        0.0575         0.0451        2           2,6
         5/28/2003                300       900,000        0.0575         0.0451        1            2
         6/12/2003                100       300,000        0.0575         0.0451        1            4
         6/26/2003                100       300,000        0.0575         0.0451        1            1
         7/10/2003                248       744,015        0.0460         0.0417        3          1,2,5
         7/30/2003                100       300,000        0.0345         0.0345        1            2
         8/29/2003                165       495,000        0.0345         0.0345        3          1,2,3
         9/12/2003                100       300,000        0.0575         0.0451        1            2
         9/29/2003                100       300,000        0.0805         0.5181        1            2
         10/6/2003                100       300,000        0.0805         0.5181        1            6
        10/10/2003                100       300,000        0.0575         0.0451        1            2
        10/30/2003                150       450,000        0.0575         0.0451        2           2,6
        11/12/2003                100       300,000        0.0690         0.0484        1            2
        11/24/2003                150       450,000        0.0575         0.0451        2           2,5
        12/10/2003                200       600,000        0.0575         0.0451        1           10
        12/11/2003                100       300,000        0.0575         0.0451        1            2
                           ----------  ------------
     Total all issued      $    4,227     9,846,036
                           ==========  ============

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

*Exercise prices revised as of March 31, 2005 pursuant to an anti-dilution provision in applicable warrant Investor References for table in prior page:
     1.   Non-related party investor.
     2.   Investment by John Warnock, Director of Salon.
     3.   Investment by Salon's President, Chief Financial Officer, and
          Secretary.
     4. Investment by the father of Salon's President, Chief Financial Officer, and Secretary.
     5. Investment by entity that Salon's President, Chief Financial Officer, and Secretary and father have an ownership interest in.
     6. Investment by entity that the father of Salon's President, Chief Financial Officer, and Secretary has an ownership interest in.
     7.   Investment by Robert McKay, Director of Salon
     8.   Investment by Brian Dougherty, former Director of Salon
     9.   Investment by outside legal counsel of Salon
     10. Investment by Wenner Media LLC, which included an additional issuance of 2,000,000 warrants for editorial collaboration between Wenner Media LLC and Salon. On January 15, 2004, the President of Wenner Media LLC joined Salon's Board of Directors.

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

     On December 30, 2003 Salon converted $4,227 of notes, which represented all amounts then owed under various note agreements, $167 of accrued interest on such notes, and $500 in cash from a Director of Salon, to 6,118 shares of Salon's Series C preferred stock, based on a purchase price of $800 per share. The gross proceeds of $500, less $8 of legal were used for working capital and other general corporate purposes. In addition, warrants to purchase 1,500,000 shares of Salon's common stocks, at an exercise price of $0.0345 per share, were issued to the Director and valued at $31. As Salon had at the time an insufficient number of authorized shares of common stock to satisfy all security instruments, the value of these warrants was reclassified to a component of warrants payable in Salon's consolidated balance sheet as of March 31, 2004.

Note 12. Subsequent Events

     On May 16, 2005 Salon's Board of Directors issued options to purchase 7,641,000 shares of common stock under the Salon Media Group, Inc. 2004 Stock Plan. The exercise price of the options was $0.26 per share, with 50% vesting on the date of grant and the other 50% vesting on February 7, 2006.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

The fair value of the options was $1,763 using the Black-Scholes option-pricing model, applying an estimated life of 4 years, a weighted average risk-free interest rate of 3.80%, an expected dividend yield of zero percent, a volatility of 120%, a deemed fair value of common stock of $0.26.

Note 13. Employee Stock Option Plan

     Salon has two stock option plans approved by shareholders, the Salon Internet, Inc. 1995 Stock Option Plan and the Salon Media Group, Inc. 2004 Stock Plan (the Plans). Under the Plans, incentive and nonqualified stock options may be granted to officers, employees, directors and consultants of Salon. Options generally vest over periods of one to four years and have terms of ten years. However, of the 20,910,250 options granted on February 7, 2005, half vested on the date of grant, and the remaining half are to vest after one year of service. The exercise price of options is determined by the Board of Directors and is generally at least equal to the fair market value of the stock on the grant date.

     On February 7, 2005, Salon granted its Chairman 1,000,000 options from a plan not approved by shareholders.

     At March 31, 2005, 2004, and 2003, Salon had 13,089,000, 3,336,000, and
1,151,000 shares, respectively, authorized and available for grants under the Plans. Even though the Salon Internet, Inc. 1995 Stock Option Plan as of March 31, 2005 has 3,999,000 shares authorized and available for grants, the plan does not qualify for grants in various states in which Salon would like to make grants, and as such, Salon does not intend to make further grants under the plan, which is to expire on December 12, 2005. Of the 30,000,000 shares authorized to be issued under the Salon Media Group, Inc. 2004 Stock Plan, 9,089,750 are available to be granted subsequent to March 31, 2005.

     The following table summarizes activity under Salon's Plans from March 31, 2002 through March 31, 2005:

                                                                      Weighted
                                                                      Average
                                                       Number of      Exercise
                                                        shares         Price
                                                     -----------    -----------
Balance March 31, 2002                                 6,728,000    $      1.61
Options granted                                           69,000    $      0.10
Options terminated                                      (661,000)   $      1.36
Options exercised                                              -    $         -
                                                     -----------
Balance March 31, 2003                                 6,136,000    $      1.62
Options granted                                                -    $         -
Options terminated                                    (2,185,000)   $      1.83
Options exercised                                              -    $         -
                                                     -----------
Balance March 31, 2004                                 3,951,000    $      1.50
Options granted                                       21,910,000    $      0.14
Options terminated                                      (663,000)   $      1.27
Options exercised                                       (399,000)   $      0.14
                                                     -----------
Balance March 31, 2005                                24,799,000    $      1.50
                                                     ===========

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)


The following table summarizes information about stock options outstanding at March 31, 2005:

                                       Options Outstanding                         Options Exercisable
                        -----------------------------------------------      ------------------------------
                                             Weighted
                                              Average         Weighted                            Weighted
                           Number of         Remaining         Average          Number of          Average
      Range of               Shares         Contractual       Exercise            Shares          Exercise
  Exercise Prices         Outstanding       Life (Years)        Price          Exercisable          Price
  ---------------       ----------------    ------------     ----------      ----------------     ---------
   $0.06 - $ 0.06               8,000            7.5         $    0.06                5,000       $   0.06
   $0.11 - $ 0.14          23,250,000            9.6              0.14           11,059,000           0.14
   $0.20 - $ 0.20             190,000            2.1              0.20              190,000           0.20
   $0.32 - $ 0.37             532,000            5.8              0.36              532,000           0.36
   $0.52 - $ 0.52              28,000            3.5              0.52               28,000           0.52
   $1.38 - $ 2.00             305,000            5.4              1.86              305,000           1.86
   $2.92 - $ 3.63              77,000            4.2              3.01               77,000           3.01
   $5.06 - $ 5.25              30,000            4.6              5.22               30,000           5.22
   $8.50 - $10.06             379,000            4.4              9.60              379,000           9.60
                        ----------------                                     ----------------
                           24,799,000            9.3         $    0.33           12,605,000       $   0.51
                        ================                                     ================

     At March 31, 2004 and 2003 options to purchase 3,061,000 and 3,589,000 shares of common stock, respectively, were exercisable.

Note 14. Stockholders' Equity

Preferred stock

     Salon has 5,000,000 shares of preferred stock authorized, whose preferences, rights and privileges are to be decided by the Board of Directors, authorized in April 1999.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     A summary of shares of preferred stock that Salon has issued, corresponding warrants issued, and common stock equivalents, is as follows:

                                                                    Warrants Issued      Conversion      Common
              Transaction   Shares    Price per    Gross                      Exercise     Rate to     Equivalent
  Series         Date       Issued      Share    Proceeds(4)      Number      Price(1)    Common (2)     Shares
-----------  ------------ ---------  ---------- ------------  ------------  ----------   -----------  ------------
     A          8/9/2001        621     $4,000      $2,484       4,968,000    $0.10942     0.09957      24,947,520
     A         9/13/2001        188     $4,000        $752       1,504,000    $0.10942     0.09957       7,552,550
                          ---------             ----------    ------------                            ------------
                                809                 $3,236       6,472,000                              32,500,070

     B          3/7/2002        125     $4,000        $500       1,414,827    $0.08980     0.08003       6,247,750

     C(3)     12/30/2003      6,118       $800      $4,894       1,500,000    $0.03450     0.04000     122,360,000
     C         2/10/2004        500       $800        $400       1,200,000    $0.03450     0.04000      10,000,000
                          ---------             ----------    ------------                            ------------
                              6,618                 $5,294       2,700,000                             132,360,000

     D          6/4/2004        417     $1,200        $500         807,095    $0.13742     0.09300       5,380,642
     D         9/30/2004        208     $1,200        $249         340,363    $0.12650     0.11000       2,269,090
     D          2/2/2005        209     $1,200        $251         341,999    $0.16100     0.11000       2,279,999
                          ---------             ----------    ------------                            ------------
                                834                 $1,000       1,489,457                               9,929,731

                          ---------             ----------    ------------                            ------------
                              8,386                $10,030      12,076,284                             181,037,551
                          =========             ==========    ============                            ============

(1) Exercise Prices of underlying security has been adjusted as of March 31, 2005 pursuant to an antidilution provision of the underlying security issued in conjunction with issuance of Series A and B preferred stock.
(2) Rates of conversion to common stock of the Series A and B preferred stock has been adjusted as of March 31, 2005 pursuant to an antidilution provision of the underlying security.
(3) The gross proceeds of the Series C preferred stock issued on December 30, 2003 consisted of $4,227 from conversion of previously issued convertible notes, $167 of accrued interest on such notes and $500 in cash.
(4) The net cash proceeds from issuance were: for Series A - $3,205, Series B - $466, Series C - $892, Series D - $995.

     As of March 31, 2005, the Purchase Agreement and the Certificate of Designation of Preferences and Rights of the Series D preferred stock allows the sale and issuance of an additional 1,251 shares of Series D preferred stock and stipulate that the conversion price to common stock be equal to 70% of the average closing price of Salon's common stock for the thirty days prior to the date the Series D preferred is called.

     The holders of the Series A, B, and C preferred stock are entitled dividends of 8.0%, as and if declared by the Board of Directors and the holders of the Series D preferred stock are entitled dividends of 5.0%, as and if declared by the Board of Directors. As of March 31, 2005, no cash dividend has been declared or paid.

     In event of a liquidation event, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

distribution of any assets or property of Salon to the holders of common stock, Series A and B preferred stock. The holders of Series D preferred stock are entitled to an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C Preferred Stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders is to be distributed among the holders of Series C and D Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends. If, after the initial distribution to holders of Series C and D Preferred Stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.

     If, after initial preferential liquidation payments to the holders of Series A, B, C and D preferred stock holders, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and preferred stock, based on to the shares of common stock then held by them and issuable upon conversion of the shares of preferred stock then held by them until aggregate distributions per share reach $12,000 for the holders of Series A and B preferred stock, $2,400 for the holders of Series C preferred stock and $3,600 for the holders of Series D preferred stock.

     If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them. The holders of Series C Preferred Stock hold approximately 90% of this group of securities.

     The holders of preferred stock, are entitled to vote together with the holders of Salon's common stock as though part of that class, and are entitled to vote on all matters and to that number of votes equal to the largest number of whole shares of common stock into which the shares of preferred stock could be converted. The preferred stockholders as a group control approximately 95% of all voting securities of Salon.

     The aggregate liquidation preferences of all preferred stockholders as of March 31, 2005, was $19,062 excluding the effect of undeclared dividends and $20,686 including the effect of undeclared dividends. The aggregate liquidation preferences of all preferred stockholders as of March 31, 2004, was $18,061 excluding the effect of undeclared dividends and $18,926 including the effect of undeclared dividends.

     On November 22, 2005, Salon amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 600,000,000 thereby allowing the holders of all series of preferred stockholders, at their option, to convert their shares to common stock at any time.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

Prior to that date, only the holders of Series A and B could convert their shares of preferred stock to common stock. As of March 31, 2005, no shares of preferred stock have been converted to common stock.

     The Series A, B, C and D preferred stock conversion price is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon stock issuances. The effect of this provision through March 31, 2005, has been to reduce the Series A conversion rate from an original 0.25 to 0.09957, and the series B conversion rate from an original 0.1767 to 0.08003.

     The warrants issued in conjunction with the issuance of Series A, B, C and D are also subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon warrant issuances. The effect of this provision through March 31, 2005, has been to reduce the per share exercise price of warrants issued to Series A preferred stockholders from an original $0.2875 to $0.10942, the series B conversion price from an original $0.21 to $0.08980 and the Series D shares issued on June 4, 2004 from an original $0.13800 to $0.13742.

     Due to the difference between the offering price of Salon's preferred stock and the fair value of Salon's common stock into which the preferred stock was convertible on the date of the transaction and the fair value of warrants issued, Salon recorded a $310 preferred deemed dividend charge during its year ended March 31, 2005 from the issuance of Series D preferred stock and a $2,040 preferred deemed dividend charge during its year ended March 31, 2004 from the issuance of Series C preferred stock.

     Neither the Series A, B, C or D preferred stock, the associated warrants, nor the underlying shares of common stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

Expired stock warrants

     In July 1998, Salon issued a warrant to purchase 79,000 shares of Pre-IPO Series B preferred stock at an exercise price of $3.16 per share in connection with an online distribution agreement. Salon valued the warrant at $217 using the Black-Scholes option pricing model and amortized this amount to sales and marketing expense through its fiscal year ended March 31, 2000 in its Consolidated Statement of Operations. Upon completion of the initial public offering, the warrant was converted to the right to purchase an equivalent number of Salon's common stock at the same exercise price per share. The warrant expired in July 2003 without being exercised.

     In April 1999, Salon issued warrants to purchase 148,000 shares of Pre-IPO Series C preferred stock at an exercise price of $3.88 per share. Salon valued the warrants using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk-free interest rate of 5.14%, an expected dividend yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrants of $1.4 million was netted against the proceeds from Salon's initial public offering. Upon completion of the initial public offering, the warrants were converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price per share. The warrants expired in April 2004 without being exercised.

                            SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


     In April 1999, Salon issued warrants to purchase 26,000 shares of Pre-IPO C preferred stock at an exercise price of $3.88 per share. Salon valued the warrant using the Black-Scholes option pricing model, applying a contractual life of 5 years, a weighted average risk-free interest rate of 5.14%, an expected dividends yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.80. The fair market value of the warrants of $244 was amortized through Salon's fiscal year ending March 31, 2002 as a component of sales and marketing expense in the Consolidated Statement of Operations. Upon completion of Salon's initial public offering, the warrants were converted into the right to purchase an equivalent number of shares of Salon's common stock at the same exercise price per share. The warrants expired in April 2004 without being exercised.

     In June 1999, Salon issued warrants to purchase 6,000 shares of common stock at an exercise price of $10.06 per share in return for marketing consulting work. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 5 years, a weighted average risk-free interest rate of 5.5%, an expected dividend yield of zero percent, a volatility of 107% and a deemed fair value of common stock of $10.06. The fair market value of the warrants of $47 was amortized through Salon's fiscal year ending March 31, 2002 as a component of sales and marketing expense in the Consolidated Statement of Operations. The warrants had a five-year life and expired in June 2004 without being exercised.

     In conjunction with the May 2000 acquisition of MP3Lit.com, Salon issued warrants to purchase 100,000 shares of common stock at an exercise price of $10.50 per share with a five-year life. The warrants were valued at $185 using the Black-Scholes option-pricing model, applying an expected life of five years, a weighted average risk-free rate of 6.73%, an expected dividend yield of 0%, a volatility of 90% and a deemed fair value of common stock of $1.85. Subsequent to March 31, 2005, the warrants expired without being exercised.

Outstanding stock warrants

     In September 1998, Salon issued warrants to purchase up to 220,000 shares of common stock at an exercise price of $0.52 per share in connection with the sale of pre-IPO Series C convertible preferred stock offering. Salon valued the warrants at $615 using the Black-Scholes option-pricing model and applied the amount to additional paid-in capital. The allocation of proceeds between convertible preferred stock and warrants resulted in a beneficial conversion feature in the amount of $271 that was reflected as a preferred deemed dividend in the Consolidated Statement of Operations for the fiscal year ended March 31, 1999. Upon completion of the initial public offering, the warrant was converted to the right to purchase an equivalent number of Salon's common stock at the same exercise price per share. The warrants may be exercised at any time within 10 years after issuance and expire in September 2008. As of March 31, 2005, warrants to purchase 172,529 shares of common stock were exercisable.

     In August 2001 and September 2001, Salon issued warrants to purchase 6,472,000 shares of common stock in conjunction with the issuance of Series A preferred stock. Salon valued the warrants issued using the Black-Scholes option-pricing model, applying a contractual life of 5 years, a weighted average risk-free interest rate of 4.5%, an expected dividend yield of zero percent, a volatility of 100%, an exercise price of $0.2875 and a deemed fair value of common stock of $0.44 for the warrants issued in August 2001, and $0.34 for the warrants issued in September 2001. The fair market value of the warrants was incorporated as a preferred deemed dividend in the consolidated statements of operations for the year

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

ended March 31, 2002. The warrants may be exercised at any time within five years after issuance with 4,968,000 expiring in August 2006 and 1,504 expiring in September 2006. Due to an anti-dilution provision of the warrant, the exercise price of the warrant has been reduced to $0.10942 as of March 31, 2005. No warrant was exercised as of March 31, 2005. A warrant to purchase 200,000 shares of common stock was exercised subsequent to March 31, 2005 on a conversion method in which Salon did not receive any cash in the transaction.

     In January 2002, Salon issued warrants to purchase 30,000 shares of common stock at an exercise price of $0.15 per share in return for marketing consulting work. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 5 years, a weighted average risk-free interest rate of 4.15%, an expected dividend yield of zero percent, a volatility of 100% and a deemed fair value of common stock of $0.12. The fair market value of the warrants of $3 was amortized through Salon's fiscal year ending March 31, 2002 as a component of sales and marketing expense in the Consolidated Statement of Operations. The warrants may be exercised at any time within five years after issuance and expire in June 2007. The warrants have not been exercised as of March 31, 2005.

     In March 2002, Salon issued warrants to purchase 1,414,827 shares of common stock in conjunction with the issuance of Series B preferred stock. The warrants may be exercised at any time within five years and have not been exercised as of March 31, 2005. Due to an anti-dilution provision of the warrant, the exercise price of each warrant share has been reduced from $0.21 to $0.0898 as of March 31, 2005.

     In October 2002, Salon issued warrants to purchase 37,500 shares of common stock at an exercise price of $0.05 per share to secure an account receivable purchase agreement with a bank. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 7 years, a weighted average risk-free interest rate of 3.0%, an expected dividend yield of zero percent, a volatility of 120% and a deemed fair value of common stock of $0.07. The immaterial fair market value of the warrants was amortized through Salon's fiscal year ending March 31, 2003 as a component of interest and other expense in the Consolidated Statement of Operations. The issuance of Series C preferred stock triggered an anti-dilution provision of the warrant agreement, increasing the number of warrants to 44,285 and lowering the exercise price to $0.0431. The warrants may be exercised at any time within seven years after issuance and expire in October 2009. The warrants have not been exercised as of March 31, 2005.

     In October 2003, Salon issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share to its former President and Chief Executive Officer. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 2 years, a weighted average risk-free interest rate of 1.625%, an expected dividend yield of zero percent, a volatility of 120% and a deemed fair value of common stock of $0.05. The fair market value of the warrants of $31 was amortized through Salon's fiscal year ending March 31, 2004 as a component of general and administrative expense in the Consolidated Statement of Operations. The warrants may be exercised at any time within two years after issuance and expire in October 2005. The warrants have not been exercised as of March 31, 2005.

     In December 2003, Salon issued warrants to purchase 2,000,000 shares of common stock at an initial exercise price of $0.0575 per share as part of an editorial collaboration agreement with a publisher. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 3 years, a weighted average risk-free interest rate of 2.375%, an expected dividend yield of zero percent, a

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

volatility of 120% and a deemed fair value of common stock of $0.05. The fair market value of the warrants of $69 was amortized as a component of production and content in the consolidated statement of operations, of which $17 was amortized for the fiscal year ended March 31, 2004 and $52 was amortized for the fiscal year ended March 31, 2005. The warrants may be exercised at any time within three years after issuance and expires in December 2006. The warrants have not been exercised as of March 31, 2005.

     In December 2003, Salon issued warrants to purchase 1,500,000 shares of common stock at an initial exercise price of $0.0345 per share in conjunction with the issuance of 625 shares of Series C preferred stock. In addition, in February 2004, Salon issued warrants to purchase 1,200,000 shares of common stock at an initial exercise price of $0.0345 per share in conjunction with the additional issuance of 500 shares of Series C preferred stock. As the issuance of the 625 shares of preferred stock resulted in a $2,040 preferred deemed dividend in Salon's consolidated statement of operations for the year ended March 31, 2004, Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 3 years, a weighted average risk-free interest rate of 2.375%, an expected dividend yield of zero percent, a volatility of 120% and a deemed fair value of common stock of $0.24. As Salon at the time had an insufficient number of authorized shares of common stock to satisfy all security instrument obligations, the resulting warrant value of $263 was reclassified to a component of warrants payable in Salon's consolidated balance sheet as of March 31, 2004. The warrants may be exercised at any time within three years after issuance and expires in December 2006 and February 2007. The warrants have not been exercised as of March 31, 2005.

     In June 2004, Salon issued warrants to purchase 807,095 shares of common stock in conjunction with the issuance of 417 shares Series D preferred stock. As the transaction resulted in a $195 preferred deemed dividend in Salon's consolidated statement of operations for the year ended March 31, 2005, Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 3 years, a weighted average risk-free interest rate of 3.19%, an expected dividend yield of zero percent, a volatility of 120%, a deemed fair value of common stock of $0.12 and an exercise price of $0.138 per share. In September 2004, Salon issued warrants to purchase 340,363 shares of common stock in conjunction with the issuance of an additional 208 shares of Series D preferred stock. As the transaction resulted in a $23 preferred deemed dividend in Salon's consolidated statement of operations for the year ended March 31, 2005, Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 3 years, a weighted average risk-free interest rate of 2.792%, an expected dividend yield of zero percent, a volatility of 120%, a deemed fair value of common stock of $0.11 and an exercise price of $0.1265 per share. In February 2005, Salon issued warrants to purchase 341,999 shares of common stock in conjunction with the issuance of an additional 209 shares of Series D preferred stock. As the transaction resulted in a $92 preferred deemed dividend in Salon's consolidated statement of operations for the year ended March 31, 2005, Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 3 years, a weighted average risk-free interest rate of 3.327%, an expected dividend yield of zero percent, a volatility of 120%, a deemed fair value of common stock of $0.14 and an exercise price of $0.161 per share. None of the warrants have been exercised as of March 31, 2005.

     In March 2005, Salon issued warrants to purchase 600,000 shares of common stock at an exercise price of $0.27 per share to its former Senior Vice President-Business Operations. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 2 years, a weighted

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

average risk-free interest rate of 3.75%, an expected dividend yield of zero percent, a volatility of 120% and a deemed fair value of common stock of $0.27. The fair market value of the warrants of $100 was amortized through Salon's fiscal year ending March 31, 2005 as a component of Sales and marketing expense in the Consolidated Statement of Operations. The warrants may be exercised at any time within two years after issuance and expire in March 2007. The warrants have not been exercised as of March 31, 2005.

     From July 2002 through December 2003, Salon issued warrants to purchase 10,146,036 shares of common stock in conjunction with the issuance of convertible notes payable and a promissory note, as follows, with the exercise prices in effect as of March 31, 2005:

           Issue        Expiration        Warrant        Exercise
           Date            Date            Shares         Price
      --------------  --------------  --------------  -------------
         Jul 2002        Jul 2005         357,021        $0.0898
         Dec 2002        Dec 2005         300,000        $0.0451
         Jan 2003        Jan 2006         150,000        $0.0451
         Feb 2003        Feb 2006         300,000        $0.0451
         Mar 2003        Mar 2006       1,200,000        $0.0417
         Apr 2003        Apr 2006         600,000        $0.0417
         Apr 2003        Apr 2006         600,000        $0.0451
         May 2003        May 2006         900,000        $0.0451
         Jun 2003        Jun 2006         600,000        $0.0451
         Jul 2003        Jul 2006         744,015        $0.0417
         Jul 2003        Jul 2006         300,000        $0.0345
         Aug 2003        Aug 2006         495,000        $0.0345
         Sep 2003        Sep 2006         300,000        $0.0451
         Sep 2003        Sep 2006         300,000        $0.0518
         Oct 2003        Oct 2006         750,000        $0.0451
         Oct 2003        Oct 2006         300,000        $0.0518
         Nov 2003        Nov 2006         450,000        $0.0451
         Nov 2003        Nov 2006         300,000        $0.0484
         Dec 2003        Dec 2006         300,000        $0.0345
         Dec 2003        Dec 2006         900,000        $0.0451
                                     ------------
                                       10,146,036
                                     ============

Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 3 years, a weighted average risk-free interest rate ranging from 1.625% to 2.75%, an expected dividend yield of zero percent, a volatility of 120% and a deemed fair value of common stock ranging from $0.03 to $0.07. The fair market value of the warrants of $324 was amortized during Salon's fiscal years ending March 31, 2003 and March 31, 2004 as a component of Interest and other expense in the Consolidated Statement of Operations. No warrants were exercised as of March 31, 2005. Subsequent to March 31,

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)


2005, warrants for 239,587 shares of common stock were exercised, of which 113,637 were conversions from warrant shares to common stock shares.

Convertible securities issued in excess of authorized shares of common stock

     On July 24, 2002, Salon issued convertible promissory notes that did not stipulate a maximum number of shares of common stock that they could be converted into. As the 50,000,000 shares of common stock then authorized were deemed to be insufficient to satisfy all obligations under convertible instruments, warrant agreements and options, Salon recorded the fair value of the then outstanding warrants of $175 as a long-term liability. The inadequacy of the number of authorized shares of common stock was exasperated by the issuance of 6,618 shares of Series C preferred stock, which could be converted to 132,360,000 shares of common stock for a lack in a sufficient number of authorized shares of common stock. Since that day, at each measurement period (the last day of each fiscal quarter), through November 22, 2004, Salon has re-measured the value of its outstanding warrants.

     For the year ended March 31, 2003, the re-measurement of warrants resulted in a charge of $114, of which $81 related to warrants issued in conjunction with the issuances of preferred stock, and was recorded as a preferred deemed dividend in Salon's results of operations for the year then ended. For the year ended March 31, 2004, the re-measurement of warrants resulted in a charge of $1,610, of which $575 related to warrants issued in conjunction with the issuances of preferred stock, and was recorded as a preferred deemed dividend in Salon's results of operations for the year then ended. From June 30, 2004 through November 22, 2004, the re-measurement of warrants resulted in a benefit of $1,011, of which $470 related to warrants issued in conjunction with the issuances of preferred stock, and was recorded as a preferred deemed dividend in Salon's results of operations for the year then ended.

     On November 22, 2004, Salon amended its Certificate of Incorporation, increasing the number of authorized shares of common stock from 50,000,000 to 600,000,000. As of that date, Salon has had a sufficient number of authorized shares of common stock to satisfy all obligations under convertible instruments, warrant agreements and options, and relieved its then cumulative $1,707 warrant long-term liability to a component of additional paid-in-capital.

Common stock issued for prepaid advertising rights

     In December 1999, Salon issued 1,125,000 shares of common stock, representing approximately 10% of Salon's then outstanding common stock to a broadcasting company in exchange for $11,812 in advertising and promotional time to be delivered over ten years. Based on the then closing price of Salon's common stock, Salon recorded the value of the services to be rendered at $8,100 that it is amortizing as used. To date, the broadcasting company has delivered $6,026 of advertising and promotion time.

Selected Quarterly Financial Data (unaudited)
(in thousands, except per share data)

                                                  First         Second          Third          Fourth
                                                 Quarter        Quarter        Quarter        Quarter
                                               -----------    -----------    -----------    -----------
2005:
Net revenue                                    $     1,733    $     1,256    $     2,150    $     1,489
Gross margin                                           533            252          1,019            378
Net income (loss) attributable to                   (1,164)         1,018            395           (607)
   common stockholders
Basic net income (loss) per share
   attributable to common stockholders               (0.08)          0.07           0.03          (0.04)
Diluted net income (loss) per share
   attributable to common stockholders               (0.08)          0.00           0.00          (0.04)
Shares used in per share calculation
   Basic                                            14,155         14,161         14,507         14,743
   Diluted                                          14,155        205,148        203,387         14,743

2004:
Net revenue                                    $     1,045    $     1,086    $     1,273    $     1,095
Gross margin                                          (144)           130            204           (338)
Net income (loss) attributable to
   common stockholders                              (1,320)        (1,198)        (1,187)        (4,956)
Basic net income (loss) per share
   attributable to common stockholders               (0.09)         (0.09)         (0.08)         (0.35)
Diluted net income (loss) per share
   attributable to common stockholders               (0.09)         (0.09)         (0.08)         (0.35)
Shares used in per share calculation
   Basic                                            13,997         14,090         14,155         14,155
   Diluted                                          13,997         14,090         14,155         14,155

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls over financial reporting

     There was no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. Other Information

     On November 17, 2004, the stockholders of Salon approved the Salon Media Group, Inc. 2004 Stock Plan (the "Plan") filed herewith as Exhibit 10.29. On February 7, 2005, the Board of Directors of Salon granted the below named executive officers and directors options to purchase common stock pursuant to the Plan per the form of the Salon Media Group, Inc. Notice of Grant of Stock Option and Stock Option Agreement filed herewith as Exhibit 10.30. The options were granted at $0.14 per share, which was the closing price of Salon's common stock on the date of grant. In addition, the Board of Directors approved a special vesting schedule stating that fifty (50) percent of the shares subject to the option vested on the date of grant and fifty (50) percent of the shares subject to the option vests on February 7, 2006, as long as the named individual continues to provide services as an employee, consultant or director until such date.

--------------------------------------------------------------------------------
                                                                    Number of
Name                     Title                                   Options Granted
--------------------------------------------------------------------------------
David Talbot             Chairman, Chief Executive Officer,
                         Editor-in-Chief and Director               4,000,000
--------------------------------------------------------------------------------
Elizabeth Hambrecht      President, Chief Financial Officer,
                         Secretary and Director                     2,500,000
--------------------------------------------------------------------------------
Joan Walsh               Senior Vice President, Editorial
                         Operations                                 2,000,000
--------------------------------------------------------------------------------
Conrad Lowry             Controller                                 1,500,000
--------------------------------------------------------------------------------
Melissa Barron           Senior Vice President, Sales               1,000,000
--------------------------------------------------------------------------------
Deepak Desai             Director                                     500,000
--------------------------------------------------------------------------------
Robert Ellis             Director                                     500,000
--------------------------------------------------------------------------------
Robert McKay             Director                                     500,000
--------------------------------------------------------------------------------
John Warnock             Director                                     500,000
--------------------------------------------------------------------------------

     On February 7, 2005 the Board of Directors of Salon granted to David Talbot, Salon's then Chairman, Chief Executive Officer, Editor-in-Chief, and Director, an option to purchase 1,000,000 shares of Salon's common stock. The option was granted pursuant to a non-plan stock option agreement attached herewith as Exhibit 10.31. This non-plan stock option agreement was not approved by the stockholders of Salon. The option was granted at $0.14 per share, which was the closing price of Salon's common stock on the date of grant. In addition, the Board of Directors approved a special vesting schedule stating that fifty
(50) percent of the shares subject to the option vested on the date of grant and fifty (50) percent of the shares subject to the option vests on February 7, 2006, as long as the named individual continues to provide services as an employee, consultant or director until such date.

     The above list of named executive officers and directors is as of February 7, 2005. On February 10, 2005, David Talbot resigned his position as Chief Executive Officer and Editor-in-Chief, and Elizabeth Hambrecht was appointed Chief Executive Officer, retained her position as President and resigned her position as Chief Financial Officer and Secretary. Joan Walsh, who had been serving as Senior Vice President, Editorial Operations since November 2004, was appointed Editor-in-Chief and Conrad Lowry, who had been serving as Controller since joining Salon in September, 2000, was appointed Chief Financial Officer and Secretary.

     On May 16, 2005, the Board of Directors of Salon granted the below named directors options to purchase common stock pursuant to the plan per the form of the Salon Media Group, Inc. Notice of Grant of Stock Option and Stock Option Agreement. The options were granted at $0.26 per share, which was the closing price of Salon's common stock on the date of grant. In addition, the Board of Directors approved a special vesting schedule stating that fifty (50) percent of the shares subject to the option vested on the date of grant and fifty (50) percent of the shares subject to the option vests on February 7, 2006, as long as the named individual continues to provide services as an employee, consultant or director until such date.

--------------------------------------------------------------------------------
Name                        Title                Number of Options Granted
--------------------------------------------------------------------------------
George Hirsch               Director                      650,000
--------------------------------------------------------------------------------
James Rosenfield            Director                      650,000
--------------------------------------------------------------------------------
Jann Wenner                 Director                      650,000
--------------------------------------------------------------------------------



PART III


ITEM 10. Directors and Executive Officers of The Registrant

The information concerning Salon's directors and compliance with Section 16 of the Securities and Exchange Act of 1934 required by this item are incorporated by reference to Salon's Proxy statement.

The information concerning Salon's executive officers required by this item is incorporated by reference herein to the section of this report in Part I, entitled "Executive Officers of the Registrant."

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

ITEM 14. Principal Accountant Fees and Services

     The information required by this item is incorporated by reference to Salon's Proxy Statement.


PART IV


ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.   Financial Statements

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

2.   Financial Statement Schedules

     None

3.   Exhibits

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

    3.2(3) Restated Certificate of Incorporation of Salon as of June 17, 1999 with Certificate of Amendment of Article Fourth as of June 24, 1999

   3.3.1(43)  Certificate of Amendment to Restated Certificate of
              Incorporation, dated as of November 19, 2004

    3.4(3)    Form of Bylaws of Salon adopted June 24, 1999

    3.4(10) Certificate of Designation of Preferences and Rights of the Series A Preferred Stock dated as of August 8, 2001

   3.4.1(12)  Certificate of Designation of Preferences and Rights of the
              Series B Preferred Stock, dated as of February 8, 2002

   3.4.2(37)  Certificate of Designation of Preferences and Rights of the
              Series C Preferred Stock, dated as of December 23, 2003

   3.4.3(39)  Certificate of Designation of Preferences and Rights of the
              Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock dated as of June 1, 2004

    4.1(1)    Third Amended and Restated Rights Agreement dated April 14, 1999.

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

  4.2.58(30)  Common Stock Purchase Warrant dated October 10, 2003 by Salon
              Media Group, Inc.

  4.2.59(31)  Note and Warrant Purchase Agreement dated October 30, 2003

  4.2.60(31)  Convertible Promissory Note dated October 30, 2003 by Salon Media
              Group, Inc. with Ironstone Group, Inc.

  4.2.61(31)  Common Stock Purchase Warrant dated October 30, 2003 by Salon
              Media Group, Inc. with Ironstone Group, Inc.

  4.2.62(31)  Convertible Promissory Note dated October 30, 2003 by Salon Media
              Group, Inc. with John Warnock

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

  4.2.64(31)  Note and Warrant Purchase Agreement dated November 12, 2003

  4.2.65(31)  Convertible Promissory Note dated November 12, 2003 by Salon
              Media Group, Inc.

  4.2.66(31)  Common Stock Purchase Warrant dated November 12, 2003 by Salon
              Media Group, Inc

  4.2.67(32)  Note and Warrant Purchase Agreement dated November 24, 2003

  4.2.68(32)  Convertible Promissory Note dated November 24, 2003 by Salon
              Media Group, Inc. and John Warnock

  4.2.69(32)  Common Stock Purchase Warrant dated November 24, 2003 by Salon
              Media Group, Inc.for John Warnock

  4.2.70(32)  Convertible Promissory Note dated November 24, 2003 by Salon
              Media Group, Inc. and HAMCO Capital Corporation

  4.2.71(32)  Common Stock Purchase Warrant dated November 24, 2003 by Salon
              Media Group, Inc. for HAMCO Capital Corporation

  4.2.72(33)  Note and Warrant Purchase Agreement dated December 10, 2003

  4.2.73(33)  Convertible Promissory Note dated December 10, 2003 by Salon
              Media Group, Inc. and Wenner Media LLC

  4.2.74(33)  Common Stock Purchase Warrant dated December 10, 2003 by Salon
              Media Group, Inc. for Wenner Media LLC

  4.2.75(33)  Note and Warrant Purchase Agreement dated December 11, 2003

  4.2.76(33)  Convertible Promissory Note dated December 10, 2003 by Salon
              Media Group, Inc. and John Warnock

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

  4.2.81(38)  Form of Common Stock Purchase Warrant dated February 10, 2004 issued by Salon Media Group, Inc.

  4.2.82(39)  Securities Purchase Agreement dated as of June 4, 2004 between
              Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto

  4.2.83(39)  Form of Common Stock Purchase Warrant dated June 4, 2004 issued by Salon Media Group, Inc.

  4.2.84(41)  Amendment No. 1 to Securities Purchase Agreement dated as of
              September 30, 2004

  4.2.85(41)  Common Stock Purchase Warrant dated September 30, 2004 issued by
              Salon Media Group, Inc.

  4.2.86(46)  Amendment No. 2 to Securities Purchase Agreement dated as of
              February 2, 2005

  4.2.87(46)  Form of Common Stock Purchase Warrant dated February 2, 2005 issued by Salon Media Group, Inc.

    5.0(44) Legal opinion filed by DLA Piper Rudnick Gray Cary US LLP dated January 14, 2005

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

   10.24(1)   Series C Preferred Stock Purchase Agreement dated April 14, 1999.

   10.25(2) Warrant to Purchase Stock issued to Chatsworth Securities LLC dated April 14, 1999.

   10.26(24)  Amended Office Lease between Salon's San Francisco landlord and
              Salon dated June 24, 2003.

   10.27(34)  Amended Office Lease between Salon's San Francisco landlord and
              Salon dated December 31, 2003.

   10.28(45)  Office Lease between BRE/Rincon II Leasehold L.L.C. and Salon
              Media Group, Inc. dated January 13, 2005.

     10.29    Salon Media Group, Inc. 2004 Stock Plan

     10.30 Form of the Salon Media Group, Inc. Notice of Grant of Stock Option and Stock Option Agreement

     10.31    Salon Media Group, Inc. Non-Plan Stock Option Agreement

   16.1(35) Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission

   16.2(36) Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission

    21.1(8)   Subsidiaries of Salon

   23.2(44) Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm dated January 13, 2005

   23.3(44) Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm dated January 12, 2005

     23.4 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm dated June 28, 2005

     23.5 Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm dated June 23, 2005

    24.1(1)   Power of Attorney (included on page II-5).

     31.1 Certification of Elizabeth Hambrecht, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

     31.2 Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

     32.1 Certification of Elizabeth Hambrecht, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

     32.2 Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

   99.1(40)   Press release dated August 5, 2004 by Salon Media Group, Inc.

   99.2(42)   Press release dated November 12, 2004, 2004 by Salon Media Group,
              Inc.

   99.3(47)   Press release dated February 10, 2005 by Salon Media Group, Inc.



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

      35 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on November 17, 2003

      36 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on November 26, 2003

      37 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on January 14, 2004

      38 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on February 25, 2004

      39 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on June 16, 2004

      40 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on August 5, 2004

      41 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on October 6, 2004

      42 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on November 12, 2004

      43 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on December 13, 2004

      44 Incorporated by reference to the exhibits filed with Salon's Registration Statement on Form S-8 filed on January 14, 2005

      45 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on January 19, 2005

      46 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on February 4, 2005

      47 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on February 11, 2005

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SALON MEDIA GROUP, INC.

                                       By: /s/ Elizabeth Hambrecht
                                           -------------------------------------
                                           Elizabeth Hambrecht
                                           President and Chief Executive Officer

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

         Signature                        Title                        Date
---------------------------   -------------------------------    ---------------

  /s/ Elizabeth Hambrecht     President and Chief Executive       June 29, 2005
---------------------------   Officer, and Director
    Elizabeth Hambrecht       (Principal Executive Officer)

      /s/ Conrad Lowry        Chief Financial Officer and         June 29, 2005
---------------------------   Secretary
        Conrad Lowry          (Principal Financial Officer)

      /s/ David Talbot        Chairman of the Board, Director     June 29, 2005
---------------------------
        David Talbot

      /s/ Deepak Desai        Director                            June 29, 2005
---------------------------
        Deepak Desai

      /s/ Robert Ellis        Director                            June 29, 2005
---------------------------
        Robert Ellis

     /s/ George Hirsch        Director                            June 29, 2005
---------------------------
       George Hirsch

      /s/ Robert McKay        Director                            June 29, 2005
---------------------------
        Robert McKay

  /s/ James H. Rosenfield     Director                            June 29, 2005
---------------------------
    James H. Rosenfield

      /s/ Jann Wenner         Director                            June 29, 2005
---------------------------
        Jann Wenner

      /s/ John Warnock        Director                            June 29, 2005
---------------------------
        John Warnock