Form 10-K/A
period 2005-03-31
SALON MEDIA GROUP INC
filed 2005-07-27
CIK 1084332

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

================================================================================

                                   FORM 10-K/A

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended March 31, 2005 to include Item 8 of Part II, Note 2. Summary of Significant Accounting Policies, Recent accounting pronouncements and Stock-based compensation, as well as the Part III information set forth herein.

ITEM 8. Consolidated Financial Statements and Supplementary Data
                                                                            Page

Reports of Independent Registered Public Accounting Firms  ....................4

Consolidated Balance Sheets as of March 31, 2005 and 2004......................6

Consolidated Statements of Operations for the years ended
     March 31, 2005 2004, and 2003   ..........................................7

Consolidated Statements of Stockholders' Equity for the years
     ended March 31, 2005 2004, and 2003   ....................................8

Consolidated Statements of Cash Flows for the years ended
     March 31, 2005 2004, and 2003   ..........................................9

Notes to Consolidated Financial Statements....................................10

Selected Quarterly Financial Data  (unaudited)................................34

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



/s/ PricewaterhouseCoopers LLP
San Jose, California
June 27, 2003

                             SALON MEDIA GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                               March 31,
                                                                                       --------------------------
                                                                                          2005            2004
                                                                                       -----------    -----------
Assets
    Current assets:
       Cash and cash equivalents                                                       $       686    $       696
       Accounts receivable, net                                                                623            306
       Prepaid expenses and other current assets                                               232            432
                                                                                       -----------    -----------
        Total current assets                                                                 1,541          1,434

    Property and equipment, net                                                                191             89
    Prepaid advertising rights                                                               3,970          4,430
    Goodwill, net                                                                              200            200
    Other assets                                                                               167            117
                                                                                       -----------    -----------
        Total assets                                                                   $     6,069    $     6,270
                                                                                       ===========    ===========
Liabilities and stockholders' equity
    Current liabilities:
       Accounts payable and accrued liabilities                                        $       788    $     1,125
       Deferred revenue                                                                      1,047          1,107
       Capital lease obligations, current                                                        -             18
                                                                                       -----------    -----------
        Total current liabilities                                                            1,835          2,250

    Warrants payable                                                                             -          2,621
    Other long-term liabilities                                                                 82              -
                                                                                       -----------    -----------

       Total liabilities                                                                     1,917          4,871
                                                                                       -----------    -----------
Commitments and Contingencies (Note 8)

Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized, 8,386 shares issued and outstanding at March 31, 2005 and 7,552 shares issued and outstanding at March 31, 2004 (aggregate liquidation preference of
       $20,686 at March 31, 2005 and $18,926 at March 31, 2004)                                  -              -

    Common stock, $0.001 par value, 600,000,000 shares authorized, 14,970,622 shares issued and outstanding at March 31, 2005 and 14,155,276 shares
       issued and outstanding at March 31, 2004                                                 15             14
    Additional paid-in capital                                                              95,430         92,320
    Accumulated deficit                                                                    (91,293)       (90,935)
                                                                                       -----------    -----------
        Total stockholders' equity                                                           4,152          1,399
                                                                                       -----------    -----------
        Total liabilities and stockholders' equity                                     $     6,069    $     6,270
                                                                                       ===========    ===========

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                     Year Ended March 31,
                                                           -----------------------------------------
                                                               2005           2004           2003
                                                           -----------    -----------    -----------
Net revenues                                               $     6,628    $     4,499    $     4,003
                                                           -----------    -----------    -----------

Operating expenses:
   Production and content                                        4,446          4,647          4,425
   Sales and marketing                                           1,891          2,393          2,305
   Research and development                                        617            614            626
   General and administrative                                      766          1,386          1,354
   Amortization of intangibles                                       -            353            412
   Write-down of long-lived assets                                   -              -            345
                                                           -----------    -----------    -----------
       Total operating expenses                                  7,720          9,393          9,467

Loss from operations                                            (1,092)        (4,894)        (5,464)


Interest and other income                                          159            119             13

Interest and other income (expense)                                415         (1,271)          (146)
                                                           -----------    -----------    -----------
       Net loss                                                   (518)        (6,046)        (5,597)

Preferred deemed dividend                                          160         (2,615)           (81)
                                                           -----------    -----------    -----------
Net loss attributable to common stockholders               $      (358)   $    (8,661)   $    (5,678)
                                                           ===========    ===========    ===========

Basic and diluted net loss per share attributable to
   common stockholders                                     $     (0.02)   $     (0.61)   $     (0.41)

Weighted average shares used in computing basic
   and diluted net loss per share attributable
   to common stockholders                                       14,390         14,099         13,938


           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (in thousands, except Preferred Stock Shares)

                                             Preferred             Common
                                               Stock                Stock          Additional                             Total
                                        -----------------------------------------    Paid-In    Unearned   Accumulated Stockholders'
                                          Shares    Amount     Shares     Amount     Capital  Compensation   Deficit      Equity
                                        --------------------------------------------------------------------------------------------
Balance, March 31, 2002                      934   $      -     14,155   $     14   $ 85,416    $    (57)   $ (76,596)   $  8,777

Amortization of unearned compensation          -          -          -          -          -          57            -          57
Value of contingent shares issued in
   conjunction with acquisition                -          -          -          -         42           -            -          42
Preferred deemed dividend                      -          -          -          -          -           -          (81)        (81)
Reclassification of warrants to
   liabilities -see Note 14                    -          -          -          -       (175)          -            -        (175)
Net loss                                       -          -          -          -          -           -       (5,597)     (5,597)
                                        --------------------------------------------------------------------------------------------
Balance, March 31, 2003                      934          -     14,155         14     85,283           -      (82,274)      3,023

Value of contingent shares issued in
   conjunction with acquisition                -          -          -          -          5           -            -           5
Series C convertible preferred stock
   and common stock warrants issued
   from conversion of convertible
   notes payable                           5,493          -          -          -      4,394           -            -       4,394
Series C convertible preferred stock
   and common stock warrants issued
   for cash                                1,125          -          -          -        892           -            -         892
Preferred deemed dividend on issuance
   of Series C convertible preferred
   stock                                       -          -          -          -      2,040           -       (2,040)          -
Preferred deemed dividend from
   revaluation of warrants issued to
   preferred stock holders                     -          -          -          -          -           -         (575)       (575)
Reclassification of warrants to
   liabilities-see Notes 11 and 14             -          -          -          -       (294)          -            -        (294)
Net loss                                       -          -          -          -          -           -       (6,046)     (6,046)
                                        --------------------------------------------------------------------------------------------
Balance, March 31, 2004                    7,552   $      -     14,155   $     14   $ 92,320    $      -    $ (90,935)   $  1,399

Shares issued under employee stock
   plans                                       -          -        399          -         55           -            -          55
Value of shares issued to settle
   amounts owed a trade payable                -          -        417          1         41           -            -          42
Value of warrants issued in
   conjunction with severance
   agreement                                   -          -          -          -        100           -            -         100
Series D convertible preferred stock
   and common stock warrants issued
   for cash                                  834          -          -          -      1,207           -         (310)        897
Preferred deemed dividend from
   revaluation of warrants issued to
   preferred stock holders                     -          -          -          -          -           -          470         470
Extinguishment of warrant liability
   - see Note 14                               -          -          -          -      1,707           -            -       1,707
Net loss                                       -          -          -          -          -           -         (518)       (518)
                                        --------------------------------------------------------------------------------------------
Balance, March 31, 2005                    8,386          -     14,971   $     15   $ 95,430           -    $ (91,293)   $  4,152


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

     Currently, Salon discloses pro forma net income (loss) and related pro forma net income (loss) per share in accordance with SFAS 123 "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123". Under SFAS 123R, equity-based compensation expense is required to be recognized in companies' financial statements. For the years ended March 31, 2005, 2004 and 2003, had SFAS 123R been effective, Salon would have recognized additional non-cash equity-based compensation expense of $1,390, $219, and $737, respectively, applying the provisions of SFAS 123R.

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

     If Salon's compensation expense under its stock option plan had been determined pursuant to SFAS 123, Salon's net loss and net loss per share would have been as follows:

                                                                          Year Ended March 31,
                                                                  -----------------------------------
                                                                     2005         2004         2003
                                                                  ---------    ---------    ---------
Net loss attributable to common stockholders:
    As reported                                                   $    (358)   $  (8,661)   $  (5,678)
    Add back: stock-based employee compensation
    expense included in reported net loss                                 -            -           57

    Deduct: total stock-based compensation expense
    determined under the fair value based method, net
    of related tax                                                   (1,390)        (219)        (737)
                                                                  ---------    ---------    ---------
    Pro forma net loss attributable to common stockholders        $  (1,748)   $  (8,880)   $  (6,358)
                                                                  =========    =========    =========

Basic and diluted net loss per share attributable
common stockholders:
    As reported                                                   $   (0.02)   $   (0.61)   $   (0.41)
    Pro forma net loss per share                                  $   (0.12)   $   (0.63)   $   (0.46)

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model. As no options were granted during the year ended March 31, 2004, Salon determined the estimated fair value of its options granted for the years ended March 31, 2005, and 2003, using the following assumptions:

                                                                          Year Ended March 31,
                                                              -----------------------------------------------
                                                                   2005             2004             2003
                                                              -------------    -------------    -------------
Risk-free interest rates                                           3.40%             N/A         3.25 - 4.38%
Expected lives (in years)                                            4               N/A              4
Expected volatility                                                120%              N/A            120.0%
Dividend yield                                                     0.0%              N/A             0.0%

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
                                                              =============    =============    =============

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

Note 3. Balance Sheet Components

                                                          Year Ended March 31,
                                                         ----------------------
                                                            2005         2004
                                                         ---------    ---------
Accounts receivable, net:
       Accounts receivable                               $     653    $     336
       Less: allowance for doubtful accounts                   (30)         (30)
                                                         ---------    ---------

                                                         $     623    $     306
                                                         =========    =========
Prepaid expenses and other current assets
       Prepaid lease termination fees                    $       -    $     192
       Receivable from employees                                89           92
       Prepaid expenses                                         88           79
       Short term deposits                                      54           49
       Other receivables                                         1           20
                                                         ---------    ---------

                                                         $     232    $     432
                                                         =========    =========
Property and equipment, net
       Computer hardware and software                    $   1,316    $   1,392
       Leasehold improvements                                   67           34
       Furniture and office equipment                          243          258
                                                         ---------    ---------

                                                             1,626        1,684
       Less accumulated depreciation and amortization       (1,435)      (1,595)
                                                         ---------    ---------

                                                         $     191    $      89
                                                         =========    =========

Other assets
       Long-term deposits                                $     167    $      65
       Other                                                     -           52
                                                         ---------    ---------

                                                         $     167    $     117
                                                         =========    =========

Accounts payable and accrued liabilities
       Accounts payable                                  $     216    $     348
       Salaries and wages payable                              270          162
       Accrued services                                         92           68
       Reserve for claims                                      151          181
       Rent expense normalization                                -          302
       Other accrued expenses                                   59           64
                                                         ---------    ---------

                                                         $     788    $   1,125
                                                         =========    =========

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

     From July 24, 2002 through December 31, 2003 Salon issued $4,227 of promissory and convertible promissory notes to various investors and issued warrants to purchase 10,146,036 shares of common stock. The promissory notes were converted to 5,493 shares of Series C preferred stock in December 2003. Related parties pertaining to the issuance of notes were comprised of the following:

                                                Promissory                   Series C
                                                   Note        Warrants       Shares
Name                                              Amount        Issued        Issued
-------------------------------------------    -----------   -----------   -----------
The Hambrecht 1980 Revocable Trust             $        50       150,000            64
WR Hambrecht + Co., LLC                                 50       150,000            64
The Sarah & William Hambrecht Foundation                80        40,107           108
HAMCO Capital Corporation                              100       300,000           127
Ironstone Group, Inc                                   650     1,950,000           843
                                               -----------   -----------   -----------
Total William Hambrecht related entities               930     2,590,107         1,206
                                               -----------   -----------   -----------

John Warnock                                         2,199     5,649,345         2,849
Wenner Media LLC                                       200       600,000           250
Robert McKay                                           117        58,423           158
Brian Dougherty                                         50        25,000            67
Elizabeth Hambrecht                                     25        75,000            31
                                               -----------   -----------   -----------
Total all                                      $     3,521     8,997,875         4,561
                                               ===========   ===========   ===========

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

     On June 4, 2004, September 30, 2004 and February 2, 2005, Salon issued a total of 834 shares of Series D preferred stock and warrants to purchase 1,489,457 shares of common stock. The related parties in these transactions were:

                                                  Series D
                                                   Shares       Warrants      Purchase
Name                                               Issued        Issued        Price
--------------------------------------------    -----------   -----------   -----------
The Hambrecht 1980 Revocable Trust              $       334       590,216           401
HAMCO Capital Corporation                                63       115,653            76
                                                -----------   -----------   -----------
Total William Hambrecht related entities                397       705,869           477
                                                -----------   -----------   -----------

John Warnock                                            416       742,943           499
                                                -----------   -----------   -----------
Total all                                       $       813     1,448,812           976
                                                ===========   ===========   ===========

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

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     Salon has no capital leases as of March 31, 2005. Total future minimum rental payments under capital leases and non-cancelable operating leases in effect at March 31, 2003 are as follows:

                                                        Operating
            Year Ending March 31,                         Leases
            ---------------------                      -----------
                     2006                              $      188
                     2007                                     253
                     2008                                     245
                     2009                                     229
                                                       -----------
                         Total lease payments                 915
                                                       ===========

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

     The following table sets forth information concerning Salon's intangible assets as of March 31, 2005 and 2004:

                                                              Gross                       Net
                                                            Carrying   Accumulated      Carrying
                                                             Amount    Amortization      Amount
                                                          -----------   -----------   -----------
Trade name                                                $     1,200   $     1,200   $         -
Proprietary technology                                            355           355             -
Audio technology                                                  158           158             -
                                                          -----------   -----------   -----------
Total intangible assets subject to amortization           $     1,713   $     1,713   $         -
                                                          ===========   ===========   ===========
Goodwill                                                  $     3,555   $     3,355   $       200
                                                          -----------   -----------   -----------
Total intangible assets not subject to amortization       $     3,555   $     3,355   $       200
                                                          ===========   ===========   ===========

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

     Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                              March 31,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
Net operating losses                                 $    23,274    $    22,496
Other                                                      1,483          1,702
                                                     -----------    -----------
Total deferred tax assets                                 24,757         24,198
Valuation allowance                                      (24,757)       (24,198)
                                                     -----------    -----------
Net deferred tax asset                               $         -    $         -
                                                     ===========    ===========

         Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets. The difference between Salon's effective income tax rate and the federal statutory (34%) rate is as follows:

                                                Year Ended March 31,
                                      -----------------------------------------
                                          2005           2004           2003
                                      -----------    -----------    -----------
Statutory tax benefit                 $      (122)   $    (2,945)   $    (1,930)
State taxes, net of federal benefit           (21)          (505)          (331)
Permanent differences                        (244)         1,608            105
Other                                        (172)           330           (805)
                                      -----------    -----------    -----------
Total                                        (559)        (1,512)        (2,961)
Change in valuation allowance                 559          1,512          2,961
                                      -----------    -----------    -----------
                                      $         -    $         -    $         -
                                      ===========    ===========    ===========

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

Note 11. Promissory and Convertible Promissory Notes Payable

     From July 2002 through December 2003, Salon issued a total of $4,227 of promissory and convertible promissory notes payable, which in December 2003 were converted to shares of Series C preferred stock. The following is a recap of the notes issued and corresponding warrants that were simultaneously issued:

                 Note                                      Warrants                        Investors
--------------------------------------    ----------------------------------------   ----------------------
                                                          Exercise price per share
                                             Number       ------------------------
         Issue Date           Amount         Issued        Original      Revised(*)   Number      Ref.
--------------------------  ----------    -----------     ----------     ----------  --------  ------------
          7/24/2002         $      714        357,021     $   0.2100     $   0.0898      11     1,2,4,7,8,9
          10/3/2002                200              -                                     1          2
          12/18/2002               200        300,000         0.0575         0.0451       1          1
          1/26/2003                100        150,000         0.0575         0.0451       1          2
          2/11/2003                100        300,000         0.0575         0.0451       1          6
          3/12/2003                100        300,000         0.0460         0.0417       1          6
          3/18/2003                100        300,000         0.0460         0.0417       1          2
          3/25/2003                200        600,000         0.0460         0.0417       2         2,6
                            ----------    -----------
Total as of 3/31/ 2003           1,714      2,307,021
                            ----------    -----------

          4/10/2003                200        600,000         0.0460         0.0417       2         2,6
          4/29/2003                200        600,000         0.0575         0.0451       2         2,6
          5/28/2003                300        900,000         0.0575         0.0451       1          2
          6/12/2003                100        300,000         0.0575         0.0451       1          4
          6/26/2003                100        300,000         0.0575         0.0451       1          1
          7/10/2003                248        744,015         0.0460         0.0417       3        1,2,5
          7/30/2003                100        300,000         0.0345         0.0345       1          2
          8/29/2003                165        495,000         0.0345         0.0345       3        1,2,3
          9/12/2003                100        300,000         0.0575         0.0451       1          2
          9/29/2003                100        300,000         0.0805         0.5181       1          2
          10/6/2003                100        300,000         0.0805         0.5181       1          6
          10/10/2003               100        300,000         0.0575         0.0451       1          2
          10/30/2003               150        450,000         0.0575         0.0451       2         2,6
          11/12/2003               100        300,000         0.0690         0.0484       1          2
          11/24/2003               150        450,000         0.0575         0.0451       2         2,5
          12/10/2003               200        600,000         0.0575         0.0451       1          10
          12/11/2003               100        300,000         0.0575         0.0451       1          2
                            ----------    -----------
       Total all issued     $    4,227      9,846,036
                            ==========    ===========

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

     The following table summarizes activity under Salon's Plans from March 31, 2002 through March 31, 2005:

                                                            Weighted
                                                            Average
                                             Number of      Exercise
                                              shares         Price
                                          --------------   ---------
Balance March 31, 2002                       6,728,000     $    1.61
Options granted                                 69,000     $    0.10
Options terminated                            (661,000)    $    1.36
Options exercised                                    -     $       -
                                          --------------
Balance March 31, 2003                       6,136,000     $    1.62
Options granted                                      -     $       -
Options terminated                          (2,185,000)    $    1.83
Options exercised                                    -     $       -
                                          --------------
Balance March 31, 2004                       3,951,000     $    1.50
Options granted                             21,910,000     $    0.14
Options terminated                            (663,000)    $    1.27
Options exercised                             (399,000)    $    0.14
                                          --------------
Balance March 31, 2005                      24,799,000     $    1.50
                                          ==============

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)


The following table summarizes information about stock options outstanding at March 31, 2005:

                                         Options Outstanding                           Options Exercisable
                          -----------------------------------------------        -------------------------------
                                               Weighted
                                               Average          Weighted                              Weighted
                            Number of         Remaining         Average            Number of          Average
      Range of               Shares          Contractual        Exercise             Shares           Exercise
  Exercise Prices          Outstanding       Life (Years)        Price            Exercisable          Price
  ---------------         --------------     ------------      ----------        --------------    -------------
   $0.06 - $ 0.06                8,000           7.5           $   0.06                 5,000        $   0.06
   $0.11 - $ 0.14           23,250,000           9.6               0.14            11,059,000            0.14
   $0.20 - $ 0.20              190,000           2.1               0.20               190,000            0.20
   $0.32 - $ 0.37              532,000           5.8               0.36               532,000            0.36
   $0.52 - $ 0.52               28,000           3.5               0.52                28,000            0.52
   $1.38 - $ 2.00              305,000           5.4               1.86               305,000            1.86
   $2.92 - $ 3.63               77,000           4.2               3.01                77,000            3.01
   $5.06 - $ 5.25               30,000           4.6               5.22                30,000            5.22
   $8.50 - $10.06              379,000           4.4               9.60               379,000            9.60
                          --------------                                         --------------
                            24,799,000           9.3           $   0.33            12,605,000        $   0.51
                          ==============                                         ==============

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

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     A summary of shares of preferred stock that Salon has issued, corresponding warrants issued, and common stock equivalents, is as follows:

                                                                    Warrants Issued     Conversion         Common
             Transaction   Shares      Price per      Gross                   Exercise    Rate to        Equivalent
 Series          Date      Issued        Share     Proceeds(4)     Number     Price (1)  Common (2)        Shares
 ------      -----------  --------     ---------   -----------  ----------  -----------  ----------     -------------
   A            8/9/2001       621       $4,000       $2,484     4,968,000    $0.10942    0.09957          24,947,520
   A           9/13/2001       188       $4,000         $752     1,504,000    $0.10942    0.09957           7,552,550
                          --------                 -----------  ----------                              -------------
                               809                    $3,236     6,472,000                                 32,500,070

   B            3/7/2002       125       $4,000         $500     1,414,827    $0.08980    0.08003           6,247,750

  C(3)        12/30/2003     6,118         $800       $4,894     1,500,000    $0.03450    0.04000         122,360,000
   C           2/10/2004       500         $800         $400     1,200,000    $0.03450    0.04000          10,000,000
                          --------                 -----------  ----------                              -------------
                             6,618                    $5,294     2,700,000                                132,360,000

   D            6/4/2004       417       $1,200         $500       807,095    $0.13742    0.09300           5,380,642
   D           9/30/2004       208       $1,200         $249       340,363    $0.12650    0.11000           2,269,090
   D            2/2/2005       209       $1,200         $251       341,999    $0.16100    0.11000           2,279,999
                          --------                 -----------  ----------                              -------------
                               834                    $1,000     1,489,457                                  9,929,731

                          --------                 -----------  ----------                              -------------
                             8,386                   $10,030    12,076,284                                181,037,551
                          ========                 ===========  ==========                              =============

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

     From July 2002 through December 2003, Salon issued warrants to purchase 10,146,036 shares of common stock in conjunction with the issuance of convertible notes payable and a promissory note, as follows, with the exercise prices in effect as of March 31, 2005:

              Issue          Expiration         Warrant          Exercise
              Date              Date             Shares            Price
          ------------     --------------    -----------       ------------
            Jul 2002          Jul 2005           357,021          $0.0898
            Dec 2002          Dec 2005           300,000          $0.0451
            Jan 2003          Jan 2006           150,000          $0.0451
            Feb 2003          Feb 2006           300,000          $0.0451
            Mar 2003          Mar 2006         1,200,000          $0.0417
            Apr 2003          Apr 2006           600,000          $0.0417
            Apr 2003          Apr 2006           600,000          $0.0451
            May 2003          May 2006           900,000          $0.0451
            Jun 2003          Jun 2006           600,000          $0.0451
            Jul 2003          Jul 2006           744,015          $0.0417
            Jul 2003          Jul 2006           300,000          $0.0345
            Aug 2003          Aug 2006           495,000          $0.0345
            Sep 2003          Sep 2006           300,000          $0.0451
            Sep 2003          Sep 2006           300,000          $0.0518
            Oct 2003          Oct 2006           750,000          $0.0451
            Oct 2003          Oct 2006           300,000          $0.0518
            Nov 2003          Nov 2006           450,000          $0.0451
            Nov 2003          Nov 2006           300,000          $0.0484
            Dec 2003          Dec 2006           300,000          $0.0345
            Dec 2003          Dec 2006           900,000          $0.0451
                                             -----------
                                              10,146,036
                                             ===========

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

PART III


ITEM 10. Directors and Executive Officers of The Registrant

     Information concerning Salon's Director, their ages as of March 31, 2005, and their term is set forth below:

                                                                                                 Director
Name                                 Position With the Company                         Age         Since
----                                 -------------------------                         ---         -----
Class I directors whose term expires at the 2005 Annual Meeting of Stockholders:
George Hirsch (1)                    Director                                           70         2003
John Warnock  (2)                    Director                                           64         2001
Deepak Desai (1)                     Director                                           46         2004

Class II directors whose term expires at the 2006 Annual Meeting of Stockholders:
Robert Ellis (1)                     Director                                           69         2001
David Talbot                         Director, Chairman                                 53         1995

Class III directors whose term expires at the 2007 Annual Meeting of Stockholders:
Elizabeth Hambrecht                  Director, President, Chief Executive Officer       42         2003
Robert McKay                         Director                                           41         2001
James Rosenfield (2)                 Director                                           76         1998
Jann Wenner                          Director                                           59         2004

     (1)  Member of Audit Committee
     (2)  Member of Compensation Committee

     George Hirsch has served as a Director of Salon since April 2003. In 1978 he was the founding publisher of The Runner magazine and served as its President through 1987, at which time Rodale Inc., the publisher of Runner's World, acquired it. From 1987 until his retirement in 2004, he held various positions with Rodale, Inc., including Worldwide Publisher of Runner's World, Publishing Director of Men's Health, and Director of International Magazines. Currently he is Worldwide Publisher Emeritus of Runner's World and Men's Health magazines. In 1973 he was founding publisher of New Times magazine and served as its President through 1979. In 1967 he was the founding publisher New York magazine and served as its President through 1971. From 1962 through 1967 he held various positions with Time Inc. Mr. Hirsch holds a Masters in Business Administration from the Harvard University and a B.A. in History from Princeton University.

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

     Deepak Desai has served as a Director of Salon since September 2004. He is currently the Chief Financial Officer of GlobalEnglish Corporation and has held that position since June 2002. From December 2001 to May 2002 Mr. Desai was the interim Chief Financial Officer for Pointcross, Inc. and from July 2001 to October 2001 he was the interim Co-Chief Executive Officer of Yesasia.com Ltd. From August 1999 to June 2001 Mr. Desai was the Chief Financial Officer of Asiacontent.com Ltd. From July 1987 to July 1999, Mr. Desai held various positions with Time Warner, Inc., including General Manager and Chief Financial Officer with Time Life Asia, Associate Business Manager, Financial Manager and Assistant Business Manager with Time Inc. and Senior Auditor with Time Warner Inc. Mr. Desai is a Certified Public Accountant, received a Bachelor of Commerce in Accounting from the University of Bombay, India and a M.B.A. with a Finance emphasis from the Wharton School of Business of the University of Pennsylvania.

     Robert Ellis has served as a Director of Salon since August 2001. He is an advisor, investor, and director of Internet companies. From 1997 through 1999 he was the publisher, board member and early investor of XOOM.com (XMCM) that was merged with the National Broadcasting Company, Inc.'s Internet properties. He formerly served as president of eNature.com, a nature content site on the web. In 1996, he founded and produced Bonjour Paris, a travel destination site in France featured on America Online. Prior to that, he founded and owned Compact Publishing, for which he developed the Time Almanac with Time Magazine. He formerly was a correspondent for Time Magazine. Mr. Ellis holds an M.A. degree in History from the University of Chicago and a B. A. in Philosophy from Yale University.

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

     Elizabeth Hambrecht has served as Salon's Chief Executive Officer since February 2005 and Salon's President since October 2003. Previously, she served as Salon's Chief Financial Officer and Secretary from May 2003 until February 2005. From 1999 to March 2003, she was the co-founder and Director of Asiacontent.com, an online media company focused on Asian markets. From 1997 to 2000 she was co-founder, Chief Financial Officer and Director of Boom.com, a Hong Kong-based online stock trading company. From 1992 to 1995 she was Executive Director at Goldman Sachs (Hong Kong) Ltd. From 1987 to 1992 she was Assistant Director at Barings Securities (Hong Kong) Ltd. Ms Hambrecht holds a Bachelor of Arts degree in history from Vassar College. She sits on the Board of Trustees of the San Francisco Friends School, the Asian Art Museum of San Francisco, and of KQED, a public broadcast company for Northern California.

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

     Please also see information under "Executive Officers of the Registrant" which is set forth at the end of Part I of Form 10-K.

Code of Conduct

     Salon has adopted a Code of Conduct and Policy Regarding Reporting of Possible Violations (the "Code of Conduct"). The Code of Conduct can be found at Salon's website at www.salon.com under the caption "About Salon."

ITEM 11. Executive Compensation

     Executive Compensation

     The following table sets forth information concerning the compensation during the fiscal years ended March 31, 2005, March 31, 2004 and March 31, 2003 of the Chief Executive Officers and the four other most highly compensated current and former executive officers.

                                          SUMMARY COMPENSATION TABLE

                                                                                      Long Term
                                                                                    Compensation
                                                   Annual Compensation                 Awards
                                             --------------------------------       ------------
                                                                                     Securities
                                                                                     Underlying       All Other
       Name and Principal Position            Year     Salary       Bonus(1)           Options      Compensation
----------------------------------------     ------   --------     ----------       ------------    ------------
David Talbot(2).........................      2005    $177,860     $        -         5,000,000      $       -
   Chairman                                   2004    $191,250     $        -                 -      $       -
                                              2003    $191,250     $        -                 -      $       -

Elizabeth Hambrecht(2)..................      2005    $132,891     $        -         2,500,000      $       -
   President and Chief Executive Officer      2004    $130,000     $        -                 -      $       -
                                              2003    $      -     $        -                 -      $       -

Joan Walsh(2,3).........................      2005    $132,891     $        -         2,000,000      $       -
   Editor-In-Chief                            2004    $115,000     $        -                 -      $       -
                                              2003    $115,000     $        -                 -      $       -

Conrad Lowry(2).........................      2005    $109,652     $        -         1,500,000      $       -
   Chief Financial Officer and Secretary      2004    $106,250     $        -                 -      $       -
                                              2003    $106,250     $        -                 -      $       -

Melissa Barron..........................      2005    $130,000     $   50,440         1,000,000      $       -
   Senior Vice President - Sales              2004    $130,000     $   33,527                 -      $       -
                                              2003    $130,000     $    7,185                 -      $       -

Patrick Hurley(4).......................      2005    $176,643     $        -                 -      $       -
   (Former)Senior Vice President -            2004    $148,750     $        -                 -      $       -
   Business Operations                        2003    $148,750     $    1,711                 -      $       -

     (1) Bonuses are principally based on performance and are shown in the year earned.
     (2) On February 10, 2005 David Talbot resigned his position as Chief Executive Officer and Editor-in-Chief, Elizabeth Hambrecht was appointed Chief Executive Officer, retained her position as President and resigned her position as Chief Financial Officer and Secretary, Joan Walsh, who had been serving as Senior Vice President, Editorial Operations since November 2004, was appointed Editor-in-Chief and Conrad Lowry, who had been serving as Controller since joining Salon in September 2000, was appointed Chief Financial Officer and Secretary.
     (3) Joan Walsh was appointed in November 2004 to serve as Senior Vice President, Editorial Operations upon the resignation of Scott Rosenberg.
     (4) Salary amounts include $37,187 of severance and $10,349 for unused vacation leave. Employment curtailed February 2005.

Stock Options Granted in Fiscal 2005

     The following table provides information on option grants in the fiscal year ended March 31, 2005 to the Named Executive Officers.

                                   Individual Grants
--------------------------------------------------------------------------------------------
                              Number of     Percentage of
                             securities     total options
                             underlying       granted to                                         Grant date
                               options       employees in    Exercise price     Expiration         present
         Name               granted(1,2)     fiscal year        per share          date             value
-------------------------    -----------    --------------   --------------     -----------      ----------
David Talbot(1) .........     5,000,000           23%             $0.14          02/07/2015       $549,634

Elizabeth Hambrecht......     2,500,000           11%             $0.14          02/07/2015       $274,817

Joan Walsh...............     2,000,000            9%             $0.14          02/07/2015       $219,854

Conrad Lowry.............     1,500,000            7%             $0.14          02/07/2015       $164,890

Melissa Barron...........     1,000,000            5%             $0.14          02/07/2015       $109,927

Patrick Hurley...........             -            0%             $   -               -           $      -

(1) Includes option to purchase 4,000,000 shares of common stock under the Salon Media Group, Inc. 2004 Stock Plan and options to purchase 1,000,000 shares of common stock from a plan not approved by shareholders.
(2) Of the options granted, 50% vested on the date of grant and 50% vest on February 7, 2005.

     The estimated grant date present value has been calculated using the Black-Scholes option-pricing model with the following material assumptions: (i) a risk-free rate of 3.4% (at February 7, 2005), (ii) expected volatility of 120%, (iii) expected life of 4 years, and (iv) no dividend.


Option Exercises and Fiscal 2005 Year-End Values

     The following table sets forth information concerning unexercised options to purchase our Common Stock held as of March 31, 2005 by the persons named in the Summary Compensation Table.

                                                         Number of Securities         Value of Unexercised
                                                    Underlying Unexercised Options    In-the-Money Options
                                                         at Fiscal Year End(3)        at Fiscal Year End(1)
                                                                                   --------------------------
                              Shares
                             acquired      Value
        Name               on exercise    Realized     Exercisable  Unexercisable  Exercisable  Unexercisable
-----------------------    -----------    --------     -----------  -------------  -----------  -------------
David Talbot ..........             -             -     3,388,551     2,558,333    $   378,167    $   332,583
Elizabeth Hambrecht ...             -             -     1,250,000     1,250,000    $   162,500    $   162,500
Joan Walsh ............             -             -     1,187,484     1,018,229    $   143,880    $   132,370
Conrad Lowry ..........             -             -       836,846       758,645    $    99,328    $    97,922
Melissa Barron(2) .....       160,000     $  28,800       464,207       510,937    $    52,528    $    66,422
Patrick Hurley(4) .....                                   235,063             -    $    15,844              -

(1) Based on a closing price of Salon's common stock on March 31, 2005 of $0.27 per share as reported on the Over-The-Counter (OTC) Bulletin Board and is net of the exercise price of such options

(2)  None of the shares acquired were sold as of March 31, 2005.
(3) Other than options granted in February 2005, Salon's stock options generally vest one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by Salon. All options are exercisable only to the extent vested.
(4) Subsequent to March 31, 2005, the options to purchase expired without being exercised.

Compensation of Directors

     The independent directors of Salon received no cash compensation for serving as a director during the year ended March 31, 2005. In February 2005, Deepak Desai, Robert Ellis, Robert McKay and John Warnock, serving as directors, each received options to purchase 500,000 shares of common stock at an exercise price of $0.14 per share. Of the options granted, 50% vested on the date of grant and 50% subject to vest in one year, as long as the director continues to provide services as a director,

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     No employment contracts and termination of employment and change-in-control arrangements exist as of March 31, 2005 for the persons named in the Summary Compensation Table, with the exception of an employment curtailment agreement with Patrick Hurley. Mr. Hurley stopped serving as an employee of Salon in February 2005.

Compensation Committee Interlocks and Insider Participation

     None of Salon's executive officers have served as a member of the Compensation Committee or Board of Directors of any other entity that has an executive officer serving as a member of Salon's Board of Directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

     The following table provides information about Salon's common stock that may be issued upon the exercise of options, warrants and rights under all of Salon's existing equity compensation plans as of March 31, 2005, including the Salon Internet, Inc. 1995 Stock Option Plan, the Salon Media Group, Inc. 2004 Stock Plan, the Salon Media Group, Inc. Non-Plan Stock Agreement and the 1999 Employee Stock Purchase Plan.

---------------------------------------------------------------------------------------------------------
         Plan category        Number of securities to      Weighted-average       Number of securities
                              be issued upon exercise     exercise price of     remaining available for
                              of outstanding options,    outstanding options,    future issuance under
                                warrants and rights      warrants and rights      equity compensation
                                                                                    plans, excluding
                                                                                securities reflected in
                                                                                       column (a)

                                        (a)                      (b)                      (c)
---------------------------------------------------------------------------------------------------------
Equity compensation plans          23,799,463 (1)               $0.33                13,506,501 (2)
approved by security
holders
---------------------------------------------------------------------------------------------------------
Equity compensation plans             1,000,000                 $0.14                     None
not approved by security
holders
                            -----------------------------------------------------------------------------
Total                                24,799,463                  N/A                   13,506,501
---------------------------------------------------------------------------------------------------------

(1) Includes 3,270,855 shares issuable under the Salon Internet, Inc. 1995 Stock Option Plan, which terminates in December 2005 and 20,528,608 shares issuable under the Salon Media Group, Inc. 2004 Stock Plan.
(2) Includes 3,999,226 shares available from the Salon Internet, Inc. 1995 Stock Option Plan, (which terminates in December 2005), 9,089,750 shares available from the Salon Media Group, Inc. 2004 Stock Plan, and 417,525 shares available from the Salon.com, Inc. 1999 Employee Stock Purchase Plan, (which was suspended March 1, 2001).

Equity Compensation Plans Not Approved by Security Holders

     In February 2005, Salon entered into a Non-Plan Stock Agreement with its Chairman, pursuant to which Salon granted such person non-qualified options to purchase 1,000,000 shares of common stock at an exercise price of $0.14 per share. Such option grant did not receive stockholder approval. Fifty percent of the shares subject to the option vested on the date of grant and 50% of the shares subject to the option vests in February 2006, as long as the Chairman continues to provide services as an employee, consultant or director until such date.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of June 30, 2005 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each director and nominee, (c) by the Chief Executive Officer and the other four most highly compensated executive officers serving on March 31, 2005 (the "Named Executive Officers"), and (d) by all executive officers and directors of Salon as a group.

                                                    Amount and
                                                    Nature of
                                                    Beneficial        Percent
Name and Address of Beneficial Owner (1)           Ownership (2)    of Class (3)
---------------------------------------------      -------------    ------------
William R. Hambrecht (4)                             45,677,336         77.3%
Shea  Ventures LLC (5)                               23,853,003         61.1%
Adobe Systems Incorporated (6)                        9,991,331         43.2%
Octavia LLC (7)                                       7,600,750         33.1%
Constellation Venture Capital (8)                     3,679,237         20.0%
Wasserstein Adelson Ventures LP (9)                   3,550,372         19.3%
Thomas H. Dittmer Declaration of Trust (10)           2,986,735         16.3%
Michael Fuchs (11)                                    2,986,735         16.3%
Alacrity Management Corporation (12)                  1,937,697         11.2%
The Timken Living Trust (13)                          1,840,358         10.8%
William E. Mayer Holdings (14)                        1,465,703          8.7%
Brian Dougherty (15)                                  1,365,000          8.2%
Rainbow Media Holdings, Inc. (16)                     1,125,000          7.3%

Executive Officers and Directors
John Warnock (17)                                    88,694,412         85.4%
Jann Wenner (18)                                      7,925,000         34.1%
Robert McKay (19)                                     6,577,491         30.1%
David Talbot (20)                                     3,538,217         18.8%
Elizabeth Hambrecht (21)                              1,945,000         11.2%
Joan Walsh (22)                                       1,200,505          7.3%
Conrad Lowry (23)                                       843,616          5.2%
Melissa Barron (24)                                     635,985          4.0%
Patrick Hurley (25)                                     600,000          3.8%
James Rosenfield (26)                                   447,166          2.8%
George Hirsch (27)                                      339,653          2.2%
Robert Ellis (28)                                       298,333          1.9%
Deepak Desai (29)                                       250,000          1.6%
All executive officers and directors as
  a group (13 persons)                              113,295,378         88.4%

(1) The address for all beneficial owners is c/o Salon Media Group, Inc., 101 Spear Street, Suite 203, San Francisco, CA 94105.

(2) Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(3) Calculated on the basis of 15,346,609 shares of Common Stock outstanding as of June 30, 2005, shares of Common Stock underlying options exercisable within sixty (60) days of June 30, 2005, shares of Common Stock that a shareholder has the right to acquire upon conversion of shares of Series A, B, C, and D Preferred Stock, and currently exercisable warrants to acquire shares of Common Stock are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants, as applicable, on a stand-alone basis, without considering the ownership interest of other stockholders.

(4) Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the "Hambrecht Entities") and is the Chairman and Chief Executive Officer of those entities. Elizabeth Hambrecht, Salon's President and Chief Executive Officer, has an ownership interest in the Hambrecht Entities. Mr. Hambrecht, in conjunction with the Hambrecht 1980 Revocable Trust and WR Hambrecht + Co, Inc., jointly own 1,933,913 shares of Common Stock. Mr. Hambrecht disclaims beneficial ownership of the shares of Salon's Common Stock held directly by WR Hambrecht + Co, Inc., other than his proportionate ownership interest. Includes 18,676,422 shares of Common Stock that Mr. Hambrecht, the Hambrecht Entities and the Sarah & William Hambrecht Foundation have the right to acquire upon conversion of 125 shares of Series A Preferred Stock, upon conversion of 486 shares of Series C Preferred Stock, and upon conversion of 334 shares of Series D Preferred Stock. Elizabeth Hambrecht is a Director and has voting rights in the Sarah & William Hambrecht Foundation. Includes 2,530,323 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by Mr. Hambrecht, the Hambrecht Entities and the Sarah & William Hambrecht Foundation. Includes 3,311,025 shares of Common Stock that HAMCO Capital has the right to acquire upon conversion of 127 shares of Series C Preferred Stock and upon conversion of 63 shares of Series D preferred stock, and 415,653 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital. Includes 16,860,000 shares of Common Stock that Ironstone Group, Inc. has the right to acquire upon conversion of 843 shares of Series C Preferred Stock and 1,950,000 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Mr. Hambrecht has an ownership interest in Ironstone Group, Inc. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by the Hambrecht Entities and HAMCO Capital Corporation, other than her proportionate ownership interest.

(5) Consists of 131,360 shares of Common Stock held by the stockholder. Includes 18,961,643 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock, upon conversion of 697 shares of Series C Preferred Stock and 1,900,000 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Includes 2,560,000 shares of Common Stock that a trust controlled by the stockholder has the right to acquire upon conversion of 128 shares of Series C Preferred Stock and 300,000 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Edward Shea, the Manager of the stockholder, is a Director of Ironstone Group, Inc. mentioned under item (4).

(6) Consists of 2,187,594 shares of Common Stock held by the stockholder. Includes 6,247,750 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series B Preferred Stock and 1,555,987 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Salon director John Warnock is the co-Chairman of the stockholder and disclaims beneficial ownership of the shares held by the stockholder.

(7) Includes 6,810,735 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and upon conversion of 216 shares of Series C Preferred Stock and 790,015 shares of Common Stock issuable upon exercise of immediately exercisable warrants.

(8) Consists of 530,192 shares of Common Stock held by Constellation Venture Capital, LP and 114,138 shares held by Constellation Venture Offshore, LP. Includes 2,089,003 shares of Common Stock that Constellation Venture Capital has the right to acquire upon conversion of 52 shares of Series A Preferred Stock and 441,904 shares of Common Stock that Constellation Venture Capital Offshore, LP has the right to acquire upon conversion of 11 shares of Series A Preferred Stock. Includes 416,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant held by Constellation Venture Capital, L.P. and 88,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant held by Constellation Venture

     Offshore, LP. Constellation Venture Capital, LP and Constellation Venture Offshore, LP are entities of Bear Stearns.

(9) Consists of 515,464 shares of Common Stock held by the stockholder. Includes 2,530,908 shares of Common Stock that stockholder has the right to acquire upon conversion of 63 shares of Series A Preferred Stock and 504,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(10) Includes 2,490,735 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 496,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(11) Includes 2,490,735 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 496,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Mr. Fuchs served as a Director of Salon until September 2003.

(12) Consists of 116,030 shares of Common Stock held by the stockholder. Includes 1,724,328 shares of Common Stock that Alacrity Tertiare LLC and Alacrity Management Corporation have the right to acquire upon conversion of 25 shares of Series A Preferred Stock and upon conversion of 36 shares of Series C Preferred Stock.

(13) Includes 1,724,328 shares of Common Stock that the stockholder has the right to acquire upon conversion of 25 shares of Series A Preferred Stock and upon conversion of 36 shares of Series C Preferred Stock and 116,030 shares of Common Stock.

(14) Consists of 14,091 shares of Common Stock held by the stockholder. Includes 1,290,967 shares of Common Stock that the stockholder has the right to acquire upon conversion of 51 shares of Series C Preferred Stock, upon conversion of 21 shares of Series D Preferred Stock and 160,645 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(15) Consists of 25,000 shares of Common Stock held by the stockholder. Includes 1,340,000 shares of Common Stock that the stockholder has the right to acquire upon conversion of 67 shares of Series C Preferred Stock. Mr. Dougherty served as a Director of Salon until April 2003.

(16) Rainbow Media Holdings, Inc. is a subsidiary of Cablevision Systems Corporation (NYSE:CVC)

(17) Consists of 158,533 shares of Common Stock held by the Director. Includes 79,613,136 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock, upon conversion of 3,474 shares of Series C Preferred Stock, upon conversion of 416 shares of Series D preferred stock and 8,792,943 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Includes 288,333 shares subject to options that may be exercised within sixty (60) days of June 30, 2005.

(18) Includes 5,000,000 shares of Common Stock that Wenner Media LLC has the right to acquire upon conversion of 250 shares of Series C Preferred Stock and 2,600,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Mr. Wenner, the Chairman and President of Wenner Media LLC, disclaims beneficial ownership of the shares of Salon's Common Stock equivalents held directly by Wenner Media LLC other than his proportionate ownership interest. Includes 325,000 shares subject to options that may be exercised within sixty (60) days of June 30, 2005.

(19) Consists of 84,000 shares of Common Stock held by the Robert McKay Family Partnership. Mr. McKay is the managing partner of the Robert McKay Family Partnership. Includes 2,490,735 shares of Common Stock that the McKay Investment Group, Inc has the right to acquire upon conversion of 62 shares of Series A Preferred Stock, and 496,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Includes 3,160,000 shares of Common Stock that a trust controlled by the stockholder has the right to acquire upon conversion of 158 shares of Series C Preferred Stock and 58,423 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Includes 288,333 shares subject to options that may be exercised within sixty (60) days of June 30, 2005.

(20) Consists of 108,000 shares of Common Stock, of which 2,577 shares are held by Camille Peri, Mr. Talbot's spouse and a former employee of Salon, and 5,154 shares held in trust for the benefit of Mr. Talbot's children. Mr. Talbot disclaims beneficial ownership of the shares held individually by his spouse and in trust for his children. Includes 3,430,217 shares subject to options that may be exercised within sixty (60) days of June 30, 2005.

(21) Includes 620,000 shares of Common Stock that the Officer has the right to acquire upon conversion of 31 shares of Series C Preferred Stock and 75,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Includes 1,250,000 shares subject to options that may be exercised within sixty (60) days of June 30, 2005.

(22) Includes 1,200,505 shares subject to options that may be exercised within sixty (60) days of June 30, 2005.

(23) Includes 843,616 shares subject to options that may be exercised within sixty (60) days of June 30, 2005.

(24) Consists of 163,185 shares of Common Stock. Includes 472,800 shares subject to options that may be exercised within sixty (60) days of June 30, 2005.

(25) Includes 600,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. The individual's employment with Salon ceased in February 2005.

(26) Includes 447,166 shares subject to options that may be exercised within sixty (60) days of June 30, 2005.

(27) Consists of 14,653 shares of Common Stock held by the Director and 325,000 shares subject to options that may be exercised within sixty (60) days of June 30, 2005.

(28) Consists of 10,000 shares of Common Stock held by the Director and 288,333 shares subject to options that may be exercised within sixty (60) days of June 30, 2005.

(29) Consists of 250,000 shares subject to options that may be exercised within sixty (60) days of June 30, 2005.

Series A Preferred Stock

     The following table sets forth information regarding the beneficial ownership of Salon's Series A Preferred Stock as of March 31, 2005 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

                                                   Amount and
                                                    Nature of
                                                   Beneficial       Percent
Name and Address of Beneficial Owner (1)            Ownership      of Class
-----------------------------------------------   -------------   -----------
William R. Hambrecht (2)                               125           15.5%
John Warnock (3,7)                                     125           15.5%
Shea Ventures LLC (3)                                  125           15.5%
Wasserstein Adelson Ventures, LP (4)                    63            7.8%
Constellation Venture Capital (5)                       63            7.8%
McKay Investment Group (6,7)                            62            7.7%
Octavia LLC (6)                                         62            7.7%
Thomas H. Dittmer Declaration of Trust (6)              62            7.7%
Michael Fuchs (6,8)                                     62            7.7%
All executive officers and directors as a
  group (2 persons)                                    187           23.1%

(1) Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. The address for each beneficial owner is c/o Salon Media Group, Inc., 101 Spear Street, Suite 203, San Francisco, CA 94105.

(2) Includes 75 shares held by the Sarah & William Hambrecht Foundation that are convertible into 3,012,986 shares of Common Stock, subject to adjustment. Also includes 50 shares held by WR Hambrecht + Co. LLC that are convertible into 2,008,657 shares of Common Stock, subject to adjustment. Mr. Hambrecht is the father of Elizabeth Hambrecht, Salon's President and Chief Executive Officer. Ms. Hambrecht has an ownership interest in WR Hambrecht + Co. LLC and is a Director of and has voting rights in the Sarah & William Hambrecht Foundation.

(3) Shares held by the named stockholder are convertible into 5,021,643 shares of Common Stock, subject to adjustment.

(4) Shares held by the named stockholder are convertible into 2,530,908 shares of Common Stock, subject to adjustment.

(5) Includes 52 shares held by Constellation Venture Capital, LP that are convertible to 2,089,003 shares of Common Stock and 11 shares held by Constellation Venture Capital (Offshore), LP that are convertible to 441,904 shares of Common Stock, all subject to adjustment.

(6) Shares held by the named stockholder are convertible into 2,490,735 shares of Common Stock, subject to adjustment.

(7) Director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series A Preferred Stock.

(8)  Mr. Fuchs served as a Director of Salon until September 2003.


Series B Preferred Stock

     The following table sets forth information regarding the beneficial ownership of Salon's Series B Preferred Stock as of March 31, 2005 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series B Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all executive officers and directors of Salon as a group.

                                                   Amount and
                                                    Nature of
                                                   Beneficial       Percent
Name and Address of Beneficial Owner (1)            Ownership      of Class
----------------------------------------------    -------------   -----------
Adobe Systems Inc. (2)                                 125          100.0%
All executive officers and directors as
  a group (3)                                            0            0.0%

(1) Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. The address for each beneficial owner is c/o Salon Media Group, Inc., 101 Spear Street, Suite 203, San Francisco, CA 94105.

(2) Shares held by the named stockholder are convertible into 6,247,750 shares of Common Stock, subject to adjustment.

(3) No director or Named Executive Officer beneficially owns shares of Series B Preferred Stock. However, Salon Director John Warnock is the Co-Chairman of the Board of Adobe Systems Inc. and disclaims beneficial ownership of the shares of Series B Preferred stock held by Adobe Systems Inc.


Series C Preferred Stock

     The following table sets forth information regarding the beneficial ownership of Salon's Series C Preferred Stock as of March 31, 2005 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series C Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

                                                  Amount and
                                                   Nature of
                                                  Beneficial       Percent
Name and Address of Beneficial Owner (1)           Ownership      of Class
---------------------------------------------    -------------   -----------
John Warnock (2,8)                                   3,474          52.5%
William R. Hambrecht (3,8)                           1,456          22.0%
Shea Ventures LLC (4)                                  825          12.5%
Wenner Media LLC (5,8)                                 250           3.8%
Elaine McKay Family Partnership (6,8)                  158           2.4%
Elizabeth Hambrecht (7,8)                               31             *%
All executive officers and directors as a
  group (4 persons)                                  3,913          59.1%


*Less than one percent (1%).

(1) Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. The address for each beneficial owner is c/o Salon Media Group, Inc., 101 Spear Street, Suite 203, San Francisco, CA 94105.

(2) Shares held by the named stockholder are convertible into 69,480,000 shares of Common Stock, subject to adjustment.

(3) Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the "Hambrecht Entities") and is the Chairman and Chief Executive Officer of those entities. Elizabeth Hambrecht, Salon's President and Chief Executive Officer, has an ownership interest in the Hambrecht Entities. Includes 189 shares held by the Hambrecht Entities that are convertible to 3,780,000 shares of Common Stock, subject to adjustment, 189 shares held by a trust of Mr. Hambrecht that are convertible to 3,780,000 shares of Common Stock, subject to adjustment, and 108 shares held by the Sarah & William Hambrecht Foundation that are convertible to 2,160,000 shares of Common Stock, subject to adjustment. Elizabeth Hambrecht is a Director and has voting rights in the Sarah & William Hambrecht Foundation. Includes 127 shares held by HAMCO Capital that are convertible to 2,540,000 shares of Common Stock, subject to adjustment. Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital. Includes 843 shares held by Ironstone Group, Inc. that are convertible to 16,860,000 shares of Common Stock, subject to adjustment. Mr. Hambrecht has an ownership interest in Ironstone Group, Inc. Mr. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation and Ironstone Group, Inc., other than his proportionate ownership interest. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by the Hambrecht Entities and HAMCO Capital Corporation, other than her proportionate ownership interest. Excludes 825 shares held by or controlled by Edward Shea that are convertible into 16,500,000 shares of Common Stock, subject to adjustment mentioned under item (4). Mr. Shea is a Director of Ironstone Group, Inc.

(4) Includes 697 shares held by the named stockholder that are convertible into 13,940,000 shares of Common Stock, subject to adjustment. Includes 128 shares owned by the E&M RP Trust that are convertible into 2,560,000 shares of Common Stock, subject to adjustment.

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

(7)  Stockholder is the President and Chief Executive Officer of the registrant.

(8) Current director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series C Preferred Stock. Excludes 67 shares held by Brian Dougherty, who served as a Director of Salon until April 2003.


Series D Preferred Stock

     The following table sets forth information regarding the beneficial ownership of Salon's Series D-1 and Series D-2 Preferred Stock (the "Series D Preferred Stock") as of March 31, 2005 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series D Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

                                                    Amount and
                                                     Nature of
                                                    Beneficial      Percent
Name and Address of Beneficial Owner(1)              Ownership     of Class
-----------------------------------------------    ------------   -----------
John Warnock (2)                                        416          49.9%
William R. Hambrecht (3)                                397          47.6%
All executive officers and directors as a
  group (1 persons) (2,3)                               416          49.9%


(1) Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. The address for each beneficial owner is c/o Salon Media Group, Inc., 101 Spear Street, Suite 203, San Francisco, CA 94105.

(2) Shares held by the named stockholder, who is a Director of Salon, are convertible into 4,952,960 shares of Common Stock, subject to adjustment.

(3) Mr. Hambrecht is the father Elizabeth Hambrecht, Salon's President and Chief Executive Officer. Includes 334 shares held by a trust of the stockholder that are convertible to 3,934,779 shares of common stock, subject to adjustment. Includes 63 shares held by HAMCO Capital Corporation that are convertible to 771,025 shares of common stock, subject to adjustment. Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital. Mr. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation other than his proportionate ownership interest. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation other than her proportionate ownership interest.

ITEM 13. Certain Relationships and Related Transactions

     On October 10, 2000, Salon loaned its Chairman $75,179 with an agreed 6.3% annual interest rate with no due date. As of March 31, 2005, the loan and associated interest total $89,005 and $7,365 of interest has been paid as of March 31, 2005.

     On June 4, 2004, September 30, 2004 and February 2, 2005, Salon issued a total of 834 shares of Series D preferred stock and warrants to purchase 1,489,457 shares of common stock. The related parties in these transactions were:

                                                                  Common
                                                  Series D        Stock
                                                   Shares        Warrants        Cash
Name                                               Issued         Issued       Proceeds
-------------------------------------------      -----------   -----------   -----------
The Hambrecht 1980 Revocable Trust               $       334       590,216   $   400,800
HAMCO Capital Corporation                                 63       115,653   $    75,600
                                                 -----------   -----------   -----------
Total William Hambrecht related entities                 397       705,869   $   476,400
                                                 -----------   -----------   -----------

John Warnock                                             416       742,943   $   499,200
                                                 -----------   -----------   -----------
Total all                                        $       813     1,448,812   $   975,600
                                                 ===========   ===========   ===========

     The Hambrecht 1980 Revocable Trust is a trust of William Hambrecht, the father of Elizabeth Hambrecht, Salon's President and Chief Executive Officer. William Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital. John Warnock is a Director of Salon.

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

     Based solely on the Company's review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than ten percent (10%) stockholders were complied with, except for a Form 4 for director John Warnock for the purchase of Series D-2 preferred stock and warrants on September 30, 2004 that was filed on October 5, 2004 and a Form 4 for Melissa Barron for the exercise of stock options on February 22, 2005 that was filed on March 24, 2005.

ITEM 14. Principal Accountant Fees and Services

     Burr, Pilger & Mayer LLP has served as Salon's independent registered accountant since November 14, 2003. Prior to that date, PricewaterhouseCoopers LLP served as Salon's independent registered accountant.

     Audit fees incurred by Salon from Burr, Pilger & Mayer LLP for the years ended March 31, 2004 and March 31, 2005 were $55,665 and $66,995, respectively. Audit fees incurred by Salon from PricewaterhouseCoopers LLP for the years ended March 31, 2004 and March 31, 2005 were $28,500 and $1,000. Audit fees were the only fees incurred from Burr, Pilger & Mayer LLP and PricewaterhouseCoopers LLP.

     During the year ended March 31, 2005, all audit fees were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services.

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SALON MEDIA GROUP, INC.


                                       By: /s/ Elizabeth Hambrecht
                                           -----------------------
                                           Elizabeth Hambrecht
                                           Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                        Title                       Date
---------------------------   -------------------------------   ----------------
  /s/ Elizabeth Hambrecht     Chief Executive Officer,            July 27, 2005
---------------------------   President and Director
    Elizabeth Hambrecht       (Principal Executive Officer)


     /s/ Conrad Lowry         Chief Financial Officer and         July 27, 2005
---------------------------   Secretary
       Conrad Lowry           (Principal Financial Officer)