Form 10-Q
period 2005-06-30
SALON MEDIA GROUP INC
filed 2005-08-15
CIK 1084332

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

                  For the quarterly period ended June 30, 2005
                                       or

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 3, 2005 was 15,452,189 shares.

================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------


                                                                           Page
PART I     FINANCIAL INFORMATION                                          Number

ITEM 1:    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2005
           and March 31, 2005 (unaudited)....................................  3

           Condensed Consolidated Statements of Operations for the
           three months ended June 30, 2005 and 2004 (unaudited) ............  4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended June 30, 2005 and 2004 (unaudited) ............  5

           Notes to Condensed Consolidated Financial Statements (unaudited)..  6

ITEM 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 12

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk........ 26

ITEM 4:    Controls and Procedures........................................... 27

PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings................................................. 27

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds....... 27

ITEM 3.    Defaults upon Senior Securities................................... 27

ITEM 4.    Submission of Matters to a Vote of Security Holders............... 28

ITEM 5.    Other Information................................................. 28

ITEM 6:    Exhibits and Reports on Form 8-K.................................. 28

           Signatures........................................................ 28


--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                       June 30,        March 31,
                                                                         2005            2005
                                                                     ------------    ------------
                                                                      (Unaudited)
Assets
    Current assets:
        Cash and cash equivalents                                    $        301    $        686
        Accounts receivable, net                                              866             623
        Prepaid expenses and other current assets                             166             232
                                                                     ------------    ------------
        Total current assets                                                1,333           1,541
    Property and equipment, net                                               189             191
    Prepaid advertising rights                                              3,926           3,970
    Goodwill, net                                                             200             200
    Other assets                                                              170             167
                                                                     ------------    ------------
        Total assets                                                 $      5,818    $      6,069
                                                                     ============    ============
Liabilities and stockholders' equity
    Current liabilities:
        Accounts payable and accrued liabilities                     $        633    $        788
        Deferred revenue                                                      947           1,047
                                                                     ------------    ------------
        Total current liabilities                                           1,580           1,835
    Long-term liabilities
        Other long-term liabilities                                           134              82
                                                                     ------------    ------------
        Total liabilities                                                   1,714           1,917
                                                                     ------------    ------------
Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares
        authorized, 8,386 shares issued and outstanding at
        June 30, 2005 and March 31, 2005 (liquidation
        value of $20,881 at June 30, 2005)                                      -               -
    Common stock, $0.001 par value, 600,000,000 shares
        authorized, 15,346,609 shares issued and outstanding
        at June 30, 2005 and 14,970,622 shares issued and
        outstanding at March 31, 2005                                          15              15
    Additional paid-in-capital                                             95,531          95,430
    Unearned compensation                                                     (33)

    Accumulated deficit                                                   (91,409)        (91,293)
                                                                     ------------    ------------
        Total stockholders' equity                                          4,104           4,152
                                                                     ------------    ------------
        Total liabilities and stockholders' equity                   $      5,818    $      6,069
                                                                     ============    ============

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     June 30,
                                                                             ------------------------
                                                                                2005          2004
                                                                             ----------    ----------
Net revenues                                                                 $    1,630    $    1,733
                                                                             ----------    ----------

Operating expenses:
    Production and content                                                        1,053         1,200
    Sales and marketing                                                             317           468
    Research and development                                                        184           135
    General and administrative                                                      211           228
                                                                             ----------    ----------
        Total operating expenses                                                  1,765         2,031
                                                                             ----------    ----------

Loss from operations                                                               (135)         (298)
Other income (expense), net                                                          19          (273)
                                                                             ----------    ----------
Net loss                                                                           (116)         (571)
Preferred deemed dividend                                                             -          (593)
                                                                             ----------    ----------
Net loss attributable to common stockholders                                 $     (116)   $   (1,164)
                                                                             ==========    ==========

Basic and diluted net loss per share attributable to common stockholders     $    (0.01)   $    (0.08)

Weighted average shares used in computing basic
    and diluted net loss per share                                               15,132        14,155


The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                     --------------------------
                                                                                         2005           2004
                                                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                                                           $      (116)   $      (571)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Warrant re-valuation                                                                      -            490
     Depreciation and amortization                                                            21             94
     Stock compensation expense                                                               48              -
     Amortization of prepaid advertising rights                                               44            150
     Changes in assets and liabilities:
        Accounts receivable                                                                 (243)          (515)
        Prepaid expenses, other current assets and other assets                               63             42
        Accounts payable, accrued liabilities and other long-term liabilities               (103)           (28)
        Deferred revenue                                                                    (100)           (12)
                                                                                     -----------    -----------
           Net cash used in operating activities                                            (386)          (350)
                                                                                     -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                                                         (19)           (64)
                                                                                     -----------    -----------
           Net cash used by investing activities                                             (19)           (64)
                                                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                      20              -
  Proceeds from issuance of preferred stock, net                                               -            491
  Principal payments under capital lease obligations                                           -             (8)
                                                                                     -----------    -----------
           Net cash provided by financing activities                                          20            483
                                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                                        (385)            69
Cash and cash equivalents at beginning of period                                             686            696
                                                                                     -----------    -----------
Cash and cash equivalents at end of period                                           $       301    $       765
                                                                                     ===========    ===========

Supplemental schedule of non-cash investing and financing activities:

     Preferred deemed dividend in connection with preferred stock financing          $         -    $       593


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

2.   Basis of Presentation

     These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2005 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K filed with the Securities and Exchange Commission, as amended. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three months ended June 30, 2005 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2006.

     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred annual losses and negative cash flows from operations since inception and has an accumulated deficit at June 30, 2005 of $91,409. These factors raise substantial doubt about Salon's ability to continue as a going concern.

     Salon's independent accountants for the years ended March 31, 2003, 2004 and 2005 have included a paragraph in their reports indicating substantial doubt as to Salon's ability to continue as a going concern due to recurring operating losses and negative cash flows. Due to the recurring losses, Salon has reduced expenses that have resulted in the net cash used in operating activities decreasing from $5.0 million for the year ended March 31, 2002 to $2.9 million for the year ended March 31, 2003 and to $2.8 million for the year ended March 31, 2004. During this time period, advertisers were reluctant to place advertisements on Salon's Website due to concerns over Salon's ability to continue as a going concern. However, with the reduction in expenses, investors were willing to invest additional capital in Salon. The resulting infusion of cash from the issuance of convertible and promissory notes and preferred stock resulted in advertisers becoming more willing to place advertisements with Salon. As a consequence, advertising revenues increased from $1.8 million for the year ended March 31, 2004 to $3.6 million for the year ended March 31, 2005 and the net cash used in operations decreased to $0.8 million for the year ended March 31, 2005. Due to the increased willingness of advertisers to place advertisements on Salon's Website, Salon's forecast of a modest increase in advertising revenue to $4.1 million should be achievable.

     Salon's current forecast of total revenue of $7.0 million for the year ending March 31, 2006 includes $4.1 million of advertising revenue, $2.1 million of Salon Premium revenue and $0.5 million attributable to The Well on-line discussion forum. The current assumption in attaining $2.1 million of

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

Salon Premium revenue assumes that Salon will not continue to experience an accelerated decline in Salon premium memberships that it has recently experienced. The revenue impact of a decline in Salon Premium memberships are mitigated as the revenues from this source are recognized ratably over the period the revenue is earned, generally over a one year period. Salon cannot accurately estimate at this time the future impact on cash flow or revenue recognition of the downward trend in Salon Premium memberships.

     Salon purchased The Well, an on-line community, in 1999. Even though this line of business has generated positive cash-flow since its acquisition, and is forecast to generate $0.5 million of revenue for the year ending March 31, 2006, Salon is evaluating what role, if any, this business will have in the future. As such, Salon has begun to explore the potential sale of the on-line community. The assets of The Well are predominately $0.2 million of goodwill. If The Well operation is sold, Salon will most likely not attain its forecasted revenue of $7.0 million. The potential sale of The Well is not driven by a need to generate cash to finance Salon's operations.

     Based on current forecasted advertising revenues and a weakening in Salon Premium memberships, Salon projects that it may experience a cash flow deficit of approximately $0.2 million for the year ending March 31, 2006 after deducting non-cash charges. Salon also forecasts that it will incur periods of limited cash, primarily in late August 2005 and early September 2005, during which total cash resources on hand may be less than $0.2 million. Salon cannot accurately predict the amount of near-term cash that it will have on hand after that point due to the unpredictability in securing advertising campaigns and the attrition being experienced in membership to Salon's subscription services.

     A major risk factor in attaining the $4.1 million in advertising revenue will be the ability of Salon to generate a sufficient number of advertising impressions from unique Website visitors to satisfy order requirements during the time periods that advertisements are slated to run on Salon's Website. Salon therefore has to increase the number of unique Website visitors who generate page views and resulting advertising impressions in order to lessen this potential limiting factor. Salon has recently finalized an agreement with Yahoo, Inc. in an attempt to increase the number of unique Website visitors to Salon's Website for which Salon will provide its content to Yahoo, Inc. In return, Yahoo, Inc. will include Salon's content in search results from its Yahoo News site, which when "clicked on" will divert a Yahoo Website visitor to a Salon webpage. In addition, Salon will implement a Yahoo search box on its web pages. Salon cannot predict what effect, if any, this agreement will have on Salon's results of operations or in increasing the number of unique visitors to Salon's Website.

     The "Purchase Agreement" and the "Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock," collectively, the "Series D preferred stock," allow Salon to sell and issue an additional 1,251 shares of Series D preferred stock, for which Salon could receive approximately $1.5 million in cash. As Salon currently forecasts periods of limited cash and a cash flow deficit of $0.2 million for the year ending March 31, 2006 after deducting non-cash charges, Salon anticipates that it will seek purchasers for some or all of the remaining 1,251 shares of Series D-2 preferred stock. There is no guarantee that Salon will be successful in finding buyers for these securities.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

3.   Concentrations of Credit Risk

     No customers accounted for more than 10% of total revenue for the three-month periods ended June 30, 2005 and June 30, 2004. One customer accounted for 11% of the total accounts receivable balance as of June 30, 2005. Two customers accounted for 11% and 10%, respectively, of the total accounts receivable balance as of June 30, 2004.

4.   Goodwill Amortization and Intangible Assets

     The following table sets forth information concerning Salon's goodwill and intangible assets as of June 30, 2005 and March 31, 2005:

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
                                                          ============   ============   ============

5.   Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R (revised 2004), "Share-Based Payment" (SFAS 123R). In annual periods beginning after June 15, 2005, as amended by the Securities and Exchange Commission (SEC), SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under Accounting Principles Board (APB)25. SFAS 123R requires companies to calculate equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. Salon currently uses, and will upon adoption of SFAS 123R, utilize the Black-Scholes option pricing model to determine the value of its stock compensation awards, but may later determine that an alternative model may be more appropriate.

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

     The amounts disclosed within the footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R. Compensation expense calculated under SFAS No. 123R may differ materially from amounts currently disclosed within the footnotes, as a result of changes in the fair value of our common stock, the term in which the options vest, changes in the number of options granted, the treatment of tax benefits that may result, and changes in interest rates or other factors.

6.   Net Loss Per Share

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period, as follows:

                                                                                    Three Months Ended
                                                                                          June 30,
                                                                               ------------------------------
                                                                                    2005             2004
                                                                               -------------    -------------
Numerator:
    Net loss attributable to common stockholders                               $        (116)   $      (1,164)
                                                                               =============    =============

Denominator:
    Weighted average shares used in computing
      basic and diluted net loss per share                                        15,132,000       14,155,000
                                                                               =============    =============

    Basic and diluted net loss per share attributable to common
    stockholders                                                               $       (0.01)   $       (0.08)
                                                                               =============    =============
    Antidilutive securities including options, warrants and convertible preferred stock not included in net loss attributable to common
      stockholders per share calculation                                         238,572,838      205,229,651

     In May 2005, Salon issued options to purchase 196,500 shares of common stock to two consultants. The options were granted at $0.26 per share, which was the closing price of Salon's common stock on the date of grant. Of the options granted, 50% of the shares subject to options vested on the date of grant and 50% of the shares subject to the options vest on February 7, 2006, as long as the named individuals continue to provide services as a consultant. The estimated grant date present value of $80 was calculated using the Black-Scholes option-pricing model with the following material assumptions: (i) a risk-free rate of 3.8%, (ii) expected volatility of 120%, (iii) expected life of 4 years, and (iv) no dividend. Of the $80 value, $48 was charged to operations and is included in the reported net loss of $116 for the three month period ended June 30, 2005.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     If Salon's compensation expense under its stock option plan had been determined pursuant to SFAS No. 123R, Salon's net loss per share would have been as follows:

                                                                 Three Months Ended
                                                                      June 30,
                                                              ------------------------
                                                                 2005          2004
                                                              ----------    ----------
Net loss attributable to common stockholders:
      As reported                                             $     (116)   $   (1,164)
      Add back: stock-based employee compensation
      expense included in reported net loss                            -             -

      Deduct: total stock-based compensation expense
      determined under the fair value based method, net
      of related tax                                              (1,159)          (16)
                                                              ----------    ----------
      Pro forma net loss attributable to common
      stockholders                                            $   (1,275)   $   (1,180)
                                                              ==========    ==========

Basic and diluted net loss per share attributable
to common stockholders:
      As reported                                             $    (0.01)   $    (0.08)
      Pro forma net loss per share                            $    (0.08)   $    (0.08)

7    Warrant Valuation

     Up until November 22, 2004, Salon had an inadequate number of authorized common shares to satisfy all convertible preferred shares, warrant agreements and option grants, which required Salon to record as an additional liability the value any new warrants issued, and to re-measure the value of all warrants issued at each balance sheet period, with such change recorded in Salon's results of operations. At Salon's Annual Meeting of Stockholders held on November 17, 2004, the stockholders approved an amendment to the certificate of incorporation to increase the number of authorized common shares from 50,000,000 to 600,000,000, with such certificate being filed by the Delaware Secretary of State on November 22, 2004. As of that day, Salon was relieved of the requirement to record the value of warrants as a long-term liability and corresponding charges or benefits to its results of operations.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     The June 30, 2004 re-measurement of value of all warrants then outstanding resulted in a non-cash charge to operations of $888 recapped as follows:

                                                                     Three Months Ended
                                                                     ------------------
Purpose of issuance of warrants:     Operating results affected         June 30, 2004
                                                                     ------------------
   Editorial collaboration           Production and content          $       (72)
   Employee severance agreement      General and administrative              (35)
   Issuance of convertible notes     Other income (expense), net            (383)
   Issuance of preferred stock       Preferred deemed dividend              (398)
                                                                     ------------------
                                                                     $      (888)
                                                                     ==================

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

Overview

     Salon is an Internet media company. The main entry and navigation point to Salon's eight primary subject-specific sections is Salon's home page at www.salon.com. The Website provides original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment. Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well, a user blogging program, a daily music download column Audiofile, and the Daou Report, an opinionated guide to the blogosphere.

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

Results of Operations for the Three Months Ended June 30, 2005 Compared To the Three Months Ended June 30, 2004

Net revenues:

     Net revenues decreased 6% to $1.6 million for the three months ended June 30, 2005 from $1.7 million for the three months ended June 30, 2004.

     Advertising revenues decreased to $0.9 million for the three months ended June 30, 2005 from $1.0 million for the three months ended June 30, 2004. The $0.1 million decrease reflects the adverse effect of the medical leave of absence of Salon's Senior Vice President effective June 1, 2005. Subsequent to June 30, 2005, Salon promoted a staff member to a sales position and a second individual accepted a similar sales position. Included in the results for the three months ended June 30, 2005 is $13,000 of barter revenue. Salon does not anticipate incurring barter revenue next quarter. Salon estimates that advertising revenues for the three months ended September 30, 2005 will be approximately $0.7 - $0.9 million.

     Salon Premium subscription revenues for the three months ended June 30, 2005 and June 30, 2004 were constant at $0.5 million. Total paid subscriptions dropped from approximately 20,900 for the three months ended June 30, 2004 to approximately 15,300 for the three months ended June 30, 2005. The downward trend in subscriptions resulted in the total number of active subscribers declining from approximately 84,500 as of March 31, 2005, to approximately 80,600 as of June 30, 2005 and to approximately 78,900 as of this filing. Even though the renewal rate for one year paid subscriptions stayed constant at 69% as of June 30, 2004 and March 31, 2005, the rate declined to approximately 66% as of June 30, 2005, reflecting the recent decline of subscribers. Salon cannot predict if these trends will continue. Salon estimates that it will recognize $0.5 million of Salon Premium revenue for the three months ended September 30, 2005.

     Revenues from all other sources were $0.2 million for the three months ended June 30, 2005 and June 30, 2004. Salon does not anticipate material changes to this amount for the three months ended September 30, 2005.

Production and content:

     Production and content expenses during the three months ended June 30, 2005 were $1.1 million compared to $1.2 million for the three months ended June 30, 2004, a decline of $0.1 million or 12%. The decline between periods reflects reduced ad serving charges and the absence of warrant related charges this year as compared to last year. The current quarter results include nominal charges for the value of stock options that were granted to consultants. Salon does not anticipate material changes to production and content expenditures in the near future.

Sales and marketing:

     Sales and marketing expenses during the three months ended June 30, 2005 were $0.3 million compared to $0.5 million for the three months ended June 30, 2004, a decline of $0.2 million or 32%. The decline between periods reflects utilizing $0.1 million fewer adverting credits this quarter compared to last year and $0.1 million from reduced payroll related costs. The current period results include $13,000 of barter related expenses. Salon does not anticipate incurring barter related expenses in future period results and does not expect material changes to sales and marketing expenditures in the near future.

Research and development:

     Research and development expenses during the three months ended June 30, 2005 of $184,000 were comparable to the $135,000 incurred for the three months ended June 30, 2004. The nominal change between periods reflects the addition of an additional staff member between periods and expenses to re-design Salon's Website. Salon does not anticipate material future changes in research and development expenditures.

General and administrative:

     General and administrative expenses for the three months ended June 30, 2005 and June 30, 2004 were $0.2 million. Salon does not anticipate material future changes in general and administrative expenditures.

Other income (expense), net:

     The results for the three months ended June 30, 2004 include a non-cash charge of $0.4 million due to a change in value of warrants issued to former convertible note holders, offset by $0.1 million of realized income, derived from grant monies received by Salon to finance editorial content, for which Salon's obligation was met during the period. No comparable amounts were incurred during the three months ended June 30, 2005.

Preferred deemed dividend:

     On June 4, 2004 Salon issued 417 shares of Series D-1 preferred stock and received net proceeds of approximately $0.5 million. The transaction resulted in a $0.2 million non-cash charge ensuing from the difference between the offering price of Salon's Series D-1 preferred stock and the fair value of Salon's common stock into which the preferred stock is convertible on the date of the transaction and the warrants issued.

     The results for the three months ended June 30, 2004 also includes a non-cash charge of $0.4 million resulting from revaluing warrants issued to preferred stockholders. The change in value charge was precipitated by Salon not having at that time an adequate number of authorized common shares to satisfy all convertible preferred shares, warrant agreements and option grants, which therefore required Salon to re-measure the value of warrants issued at each balance sheet period, with the difference being charged to operating results. The charge for the three months ended June 30, 2004 was primarily driven by an increase in Salon's per share market price of $0.14 per share on March 31, 2004 to $0.18 per share on June 30, 2004.

Net loss attributable to common stockholders:

     As a result of the above factors, Salon recorded a net loss attributable to common stockholders of $0.1 million, or ($0.01) per share for the three months ended June 30, 2005 compared to a net loss attributable to common stockholders of $1.2 million, or ($0.08) per share for the three months ended June 30, 2004.

Liquidity and capital resources:

     As of June 30, 2005, Salon had approximately $0.3 million in available cash.

     Net cash used in operations was $0.4 million for the three months ended June 30, 2005 and June 30, 2004. The principal use of cash during the three months ended June 30, 2005 was to fund the $0.1 million net loss for the period and the $0.2 million increase in accounts receivable, offset by $0.1 million of non-cash charges. The principal use of cash during the three months ended June 30, 2004 was to fund the $0.6 million net loss for the period and the $0.5 million increase in accounts receivable, offset by $0.7 million of non-cash charges.

     Net cash used in investing activities was an immaterial amount during the three months ended June 30, 2005 and $0.1 million for the three months ended June 30, 2004 to acquire computer related equipment.

     Net cash from financing activities provided an immaterial amount for the three months ended June 30, 2005 and $0.5 million for the three months ended June 30, 2004. For the three months ended June 30, 2004, Salon received $0.5 million from the issuance of Series D-1 preferred stock, practically all of which was from related parties.

     Salon's independent accountants for the years ended March 31, 2003, 2004 and 2005 have included a paragraph in their reports indicating substantial doubt as to Salon's ability to continue as a going concern due to recurring operating losses and negative cash flows. Due to the recurring losses, Salon has reduced expenses that have resulted in the net cash used in operating activities decreasing from $5.0 million for the year ended March 31, 2002 to $2.9 million for the year ended March 31, 2003 and to $2.8 million for the year ended March 31, 2004. During this time period, advertisers were reluctant to place advertisements on Salon's Website due to concerns over Salon's ability to continue as a going concern. However, with the reduction in expenses, investors were willing to invest additional capital in Salon. The resulting infusion of cash from the issuance of convertible and promissory notes and preferred stock resulted in advertisers becoming more willing to place advertisements with Salon. As a consequence, advertising revenues increased from $1.8 million for the year ended March 31, 2004 to $3.6 million for the year ended March 31, 2005 and the net cash used in operations decreased to $0.8 million for the year ended March 31, 2005. Due to the increased willingness of advertisers to place advertisements on Salon's Website, Salon's forecast of a modest increase in advertising revenue to $4.1 million should be achievable.

     Salon's current forecast of total revenue of $7.0 million for the year ending March 31, 2006 includes $4.1 million of advertising revenue, $2.1 million of Salon Premium revenue and $0.5 million attributable to The Well on-line discussion forum. The current assumption in attaining $2.1 million of Salon Premium revenue assumes that Salon will not continue to experience an accelerated decline in Salon premium memberships that it has recently experienced. The revenue impact of a decline in Salon Premium memberships are mitigated as the revenues from this source are recognized ratably over the period the revenue is earned, generally over a one year period. Salon cannot accurately estimate at this time the future impact on cash flow or revenue recognition of the downward trend in Salon Premium memberships.

     Salon purchased The Well, an on-line community, in 1999. Even though this line of business has generated positive cash-flow since its acquisition, and is forecast to generate $0.5 million of revenue for the year ending March 31, 2006, Salon is evaluating what role, if any, this business will have in the future. As such, Salon has begun to explore the potential sale of the on-line community. The assets of The Well are predominately $0.2 million of goodwill. If The Well operation is sold, Salon will most likely not attain its forecasted revenue of $7.0 million. The potential sale of The Well is not driven by a need to generate cash to finance Salon's operations.

     Based on current forecasted advertising revenues and a weakening in Salon Premium memberships, Salon projects that it may experience a cash flow deficit of approximately $0.2 million for the year ending March 31, 2006 after deducting non-cash charges. Salon also forecasts that it will incur periods of limited cash, primarily in late August 2005 and early September 2005, during which total cash resources on hand may be less than $0.2 million. Salon cannot accurately predict the amount of near-term cash that it will have on hand after that point due to the unpredictability in securing advertising campaigns and the attrition being experienced in membership to Salon's subscription services.

     A major risk factor in attaining the $4.1 million in advertising revenue will be the ability of Salon to generate a sufficient number of advertising impressions from unique Website visitors to satisfy order requirements during the time periods that advertisements are slated to run on Salon's Website. Salon therefore has to increase the number of unique Website visitors who generate page views and resulting advertising impressions in order to lessen this potential limiting factor. Salon has recently finalized an agreement with Yahoo, Inc. in an attempt to increase the number of unique Website visitors to Salon's Website for which Salon will provide its content to Yahoo, Inc. In return, Yahoo, Inc. will include Salon's content in search results from its Yahoo News site, which when "clicked on" will divert a Yahoo Website visitor to a Salon webpage. In addition, Salon will implement a Yahoo search box on its web pages. Salon cannot predict what effect, if any, this agreement will have on Salon's results of operations or in increasing the number of unique visitors to Salon's Website.

     The "Purchase Agreement" and the "Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock," collectively, the "Series D preferred stock," allow Salon to sell and issue an additional 1,251 shares of Series D preferred stock, for which Salon could receive approximately $1.5 million in cash. As Salon currently forecasts periods of limited cash and a cash flow deficit of $0.2 million for the year ending March 31, 2006 after deducting non-cash charges, Salon anticipates that it will seek purchasers for some or all of the remaining 1,251 shares of Series D-2 preferred stock. There is no guarantee that Salon will be successful in finding buyers for these securities.

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

     Under SFAS 123R, public companies are allowed to select from three alternative transition methods: the Modified Prospective Application, which allows for the adoption of SFAS 123R without restatement of prior interim periods in the year of adoption and the Modified Retrospective Application which allows companies to restate prior financial statements. Salon expects to adopt SFAS 123R beginning in the first quarter of fiscal year 2007, as required, using the Modified Prospective method, and will not restate prior periods for the adoption of SFAS 123R.

     Currently, Salon discloses pro forma net income (loss) and related pro forma net income (loss) per share in accordance with SFAS 123 and SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of FASB Statement No. 123". Under SFAS 123R, equity-based compensation expense is required to be recognized in companies' financial statements.

     The amounts disclosed within the footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS123R. Compensation expense calculated under SFAS No. 123R may differ materially from amounts currently disclosed within the footnotes, as a result of changes in the fair value of our common stock, the term in which the options vest, changes in the number of options granted, the treatment of tax benefits that may result, and changes in interest rates or other factors.

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

Salon's principal stockholders can exercise a controlling influence over Salon's business affairs and they may make business decisions with which non-principal stockholders disagree that may affect the value of their investment

     The holders of Salon's Series A, B, C and D preferred stock collectively own approximately 95% of all voting securities as of June 30, 2005. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 69% is held by related parties, including former directors, of which approximately 21% is controlled directly or indirectly by William Hambrecht and approximately 41% by Director John Warnock. Therefore, related parties by themselves own a controlling interest in Salon.

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

Salon's preferred stockholders are entitled to potentially significant liquidation preferences of Salon's assets over common stockholders in the event of such an occurrence

     Salon's Series A, B, C and D preferred stockholders have liquidation preferences to common stockholders of the first approximately $20.9 million in potential sales proceeds as of June 30, 2005, which includes the effect of undeclared dividends of $1.8 million. If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $20.9 million of cash distributions, while the holders of common stock would receive none of this amount. If a liquidation event were to occur in excess of $20.9 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively large distribution than the holders of common stock would be entitled to receive.

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

     Burr, Pilger & Mayer LLP, Salon's independent registered public accounting firm for the years ended March 31, 2004 and March 31, 2005, included a "going-concern" audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about Salon's ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the "going-concern" opinions, Salon's stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Salon's operations require attractive content, subscriber interest, and confidence by subscribers and suppliers that the subscription offering warrants their long-term support and investment. The absence of any of these factors could impair the results, revenue and cash flow from subscriptions.

     Salon is under severe budgetary constraints to limit expenditures. These constraints affect editorial staffing levels and the purchase of content from freelance writers. These constraints affect the amount and quality of content published on Salon's Website and consequently, the positive experience of Website visitors. The positive experience leads to recurring Website visits, new subscriptions to Salon Premium, and corresponding high renewal rates of Salon Premium subscribers. As of June 30, 2005 Salon's renewal rate for one-year paid subscription to Salon Premium was approximately 66%. Salon cannot predict if this rate will continue in the future or how many new Salon Premium subscriptions it will acquire.

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

     o    successfully sell and market its network to advertisers;

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

Legislative Action and Potential New Accounting Pronouncements are likely to cause our general and administrative expenses and other operating expenses to increase

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002 and proposed accounting changes by the Securities and Exchange Commission, Salon may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Recently adopted changes in the accounting rules for employee stock options as a compensation expense, among other accounting rule, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

Complying with the Data Security Standard known as the Payment Card Industry Data Security Standard is likely to cause our general and administrative expenses and other operating expenses to increase and potential financial harm to Salon for non-compliance in the event of a breach in credit card data security

     Salon, as a merchant who conducts business with credit card data, must comply with the Payment Card Industry (PCI) Data Security Standard as promulgated by all major issuers of credit cards. The deadline for compliance of June 30, 2005 was not met by Salon, which could cause severe harm to Salon if a breach in credit card data were to occur before Salon attains compliance. Salon's credit card processor for its Salon Premium services has requested for it to comply by September 30, 2005. At this time, Salon is seeking an extension to this deadline, which it may not be able to do so. Not attaining an extension may adversely affect our cash position and results of operations. Salon is taking steps to comply with the PCI Data Security Standard and to minimize its exposure to unauthorized access to credit card data. Complying with the directive could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

Hackers may attempt to penetrate Salon's security system; online security breaches could harm its business

     Consumer and supplier confidence in Salon's Website depends on maintaining relevant security features. Security breaches also could damage our reputation and expose us to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated sectors of our systems and Salon expects that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate network security could misappropriate proprietary information or cause interruptions in its products and services, Salon may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, Salon may not have a timely remedy against a hacker who is able to penetrate its network security. Such security breaches could materially affect Salon. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Salon's insurance policies may not be adequate to reimburse us for losses caused by security breaches. Salon also faces risks associated with security breaches affecting third parties with whom it has relationships.

The length of Salon's sales cycle is uncertain and variable and may lead to shortfalls in revenues and fluctuations in its operating results

     Salon's dependence on advertising subjects it to the risk of revenue shortfalls because the sales cycles for advertising vary significantly, and during these cycles Salon may expend substantial funds and management resources while not obtaining advertising revenues. If sales are delayed or do not occur, Salon's financial results for a particular period may be harmed. The time between the date of initial contact with a potential customer and the signing of an advertising order may range from as little as one week to up to several months. Sales of advertising are subject to factors, over which Salon has little or no control, including:

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




--------------------------------------------------------------------------------
PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     During the three months ending June 30, 2005, warrants to acquire 125,950 shares of common stock with an exercise price of $0.09 per share were exercised by three investors for which Salon received $11,310 in cash. The funds received will be used for working capital and other general corporate purposes. The investors included John Warnock, a Director of Salon, who received 99,345 shares of common stock and Brian Dougherty, who served as a Director of Salon until April 2003, who received 25,000 shares of common stock.

     During the three months ending June 30, 2005, warrants for 314,172 shares of common stock were converted to 186,037 shares of common stock by four investors for which Salon did not receive any consideration. The exercise prices per share of the shares converted were $0.11 for 200,000 shares and $0.09 for 114,172 shares.

     The securities were issued to "accredited investors" as that term is defined in Rule 501(a) under the Securities Act. of 1933 and pursuant to an exemption from the registration requirements of the Securities Act of 1933 set forth in Section 506 of Regulation D.

Item 3. Default upon senior securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.


99.4(1)   Press Release dated May 17, 2005.

31.1 Certification of Elizabeth Hambrecht, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2 Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1 Certification of Elizabeth Hambrecht, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2 Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on May 18, 2005.


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         SALON MEDIA GROUP, INC.

Dated:  8/15/05          /s/ Elizabeth Hambrecht
                         --------------------------------------
                         Elizabeth Hambrecht
                         President and Chief Executive Officer



Dated:  8/15/05          /s/ Conrad Lowry
                         --------------------------------------
                         Conrad Lowry
                         Chief Financial Officer and Secretary