Form 10-Q
period 2005-09-30
SALON MEDIA GROUP INC
filed 2005-11-14
CIK 1084332

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

                For the quarterly period ended September 30, 2005
                                       or

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on November 9, 2005 was 16,095,046 shares.

================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------


                                                                           Page
PART I    FINANCIAL INFORMATION                                           Number


ITEM 1:   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2005
          (unaudited) and March 31, 2005.....................................  3

          Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2005 and 2004
          (unaudited) .......................................................  4

          Condensed Consolidated Statements of Cash Flows for the six
          months ended September 30, 2005 and 2004 (unaudited) ..............  5

          Notes to Condensed Consolidated Financial Statements (unaudited)...  6

ITEM 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 12

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk......... 26

ITEM 4:   Controls and Procedures............................................ 26

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings.................................................. 27

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds........ 27

ITEM 3.   Defaults upon Senior Securities.................................... 27

ITEM 4.   Submission of Matters to a Vote of Security Holders................ 27

ITEM 5.   Other Information.................................................. 27

ITEM 6:   Exhibits and Reports on Form 8-K................................... 28

          Signatures......................................................... 28

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                         September 30,     March 31,
                                                                             2005            2005
                                                                         ------------    ------------
                                                                         (Unaudited)
Assets
   Current assets:
       Cash and cash equivalents                                         $        374    $        686
       Accounts receivable, net                                                   786             623
       Prepaid expenses and other current assets                                  136             232
                                                                         ------------    ------------
       Total current assets                                                     1,296           1,541
   Property and equipment, net                                                    164             191
   Prepaid advertising rights                                                   3,872           3,970
   Goodwill, net                                                                  200             200
   Other assets                                                                   169             167
                                                                         ------------    ------------
       Total assets                                                      $      5,701    $      6,069
                                                                         ============    ============
Liabilities and stockholders' equity
   Current liabilities:
       Accounts payable and accrued liabilities                          $        624    $        788
       Deferred revenue                                                           944           1,047
                                                                         ------------    ------------
       Total current liabilities                                                1,568           1,835
   Long-term liabilities
       Other long-term liabilities                                                133              82
                                                                         ------------    ------------
       Total liabilities                                                        1,701           1,917
                                                                         ------------    ------------
Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000 shares authorized,
       8,386 shares issued and outstanding at September 30, 2005
       and March 31, 2005 (liquidation value of $21,078 at
       September 30, 2005)                                                          -               -
   Common stock, $0.001 par value, 600,000,000 shares
       authorized, 15,452,189 shares issued and outstanding
       at September 30, 2005 and 14,970,622 shares issued
       and outstanding at March 31, 2005                                           15              15
   Additional paid-in-capital                                                  95,573          95,430
   Unearned compensation                                                          (19)              -
   Accumulated deficit                                                        (91,569)        (91,293)
                                                                         ------------    ------------
       Total stockholders' equity                                               4,000           4,152
                                                                         ------------    ------------
       Total liabilities and stockholders' equity                        $      5,701    $      6,069
                                                                         ============    ============

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended         Six Months Ended
                                                               September 30,              September 30,
                                                           ----------------------    ----------------------
                                                              2005         2004         2005         2004
                                                           ---------    ---------    ---------    ---------
Net revenues                                               $   1,654    $   1,256    $   3,284    $   2,989
                                                           ---------    ---------    ---------    ---------

Operating expenses:
    Production and content                                     1,040        1,004        2,093        2,204
    Sales and marketing                                          348          387          665          855
    Research and development                                     189          156          373          291
    General and administrative                                   238          133          449          361
                                                           ---------    ---------    ---------    ---------
        Total operating expenses                               1,815        1,680        3,580        3,711
                                                           ---------    ---------    ---------    ---------

Loss from operations                                            (161)        (424)        (296)        (722)
Other income (expense), net                                        1          720           20          447
                                                           ---------    ---------    ---------    ---------
        Net profit (loss)                                       (160)         296         (276)        (275)

Preferred deemed dividend                                          -          722            -          129
                                                           ---------    ---------    ---------    ---------
Net profit (loss) attributable to common stockholders      $    (160)   $   1,018    $    (276)   $    (146)
                                                           =========    =========    =========    =========

Basic net profit (loss) per share attributable
        to common stockholders                             $   (0.01)   $    0.07    $   (0.02)   $   (0.01)
Diluted net profit (loss) per share attributable
        to common stockholders                             $   (0.01)   $    0.00    $   (0.02)   $   (0.01)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                            September 30,
                                                                                       ----------------------
                                                                                          2005         2004
                                                                                       ---------    ---------
Cash flows from operating activities:
     Net loss                                                                          $    (276)   $    (275)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Warrant re-valuation                                                                   -         (406)
        Depreciation and amortization                                                         80          178
        Allowance for recovery of doubtful accounts                                            -           (1)
        Stock compensation expense                                                            62            -
        Amortization of prepaid advertising rights                                            98          281
        Changes in assets and liabilities:
           Accounts receivable                                                              (163)        (309)
           Prepaid expenses, other current assets and other assets                            94          (16)
           Accounts payable, accrued liabilities, and other long-term liabilities           (113)        (210)
           Deferred revenue                                                                 (103)           9
                                                                                       ---------    ---------
              Net cash used in operating activities                                         (321)        (749)
                                                                                       ---------    ---------

Cash flows from investing activities:
     Purchase of property and equipment                                                      (20)        (130)
     Proceeds from asset sales                                                                 -            -
                                                                                       ---------    ---------
              Net cash used by investing activities                                          (20)        (130)
                                                                                       ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                   29            2
     Proceeds from issuance of preferred stock, net                                            -          744
     Principal payments under capital lease obligations                                        -          (16)
                                                                                       ---------    ---------
              Net cash provided by financing activities                                       29          730
                                                                                       ---------    ---------

Net decrease in cash and cash equivalents                                                   (312)        (149)
Cash and cash equivalents at beginning of period                                             686          696
                                                                                       ---------    ---------
Cash and cash equivalents at end of period                                             $     374    $     547
                                                                                       =========    =========

Supplemental schedule of non-cash investing and financing activities:
     Preferred deemed dividend in connection with preferred stock financing            $       -    $     218
     Preferred deemed dividend from warrant re-valuation                                       -         (347)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

1.   The Company

     Salon Media Group, Inc ("Salon") is an Internet media company that produces a content Website with ten subject-specific sections, which includes two online communities. One of the sections provides audio streaming. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

2.   Basis of Presentation

     These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2005 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K filed with the Securities and Exchange Commission, as amended. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the six months ended September 30, 2005 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2006.

     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred annual losses and negative cash flows from operations since inception and has an accumulated deficit at September 30, 2005 of $91,569. These factors raise substantial doubt about Salon's ability to continue as a going concern.

     Salon's independent accountants for the years ended March 31, 2003, 2004 and 2005 have included a paragraph in their reports indicating substantial doubt as to Salon's ability to continue as a going concern due to recurring operating losses and negative cash flows. To address the negative cash flows, Salon reduced expenses, evidenced by net cash used in operating activities decreasing from $5.0 million for the year ended March 31, 2002 to $2.8 million for the year ended March 31, 2004. The reduction in use of cash facilitated raising capital during this period, which in turn facilitated being awarded a greater number of advertisements, as advertisers gained confidence in Salon's survivability.

     The renewed confidence in Salon, plus the resurging Internet ad market, resulted in advertising revenues increasing from $1.8 million for the year ended March 31, 2004 to $3.6 million for the year ended March 31, 2005 which in turn caused the net cash used in operations to decrease to $0.8 million for the year ended March 31, 2005. This trend has continued for the six months ended September 30, 2005 as the cash used in operations was $0.3 million as compared to $0.7 million for the six months ended September 30, 2004. Salon's available cash therefore decreased from $0.7 million as of March 31, 2005 to $0.4 million as of September 30, 2005, as Salon had immaterial investing and financing activities during this six month period.

     Based on projected trade receivable receipts, expense payments, advertising revenues of $2.2-$2.5 million and total revenues of $3.6-$3.9 million, Salon estimates that for the six month period ending

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

March 31, 2006 that cash from operating activities may range from break-even to providing up to $0.3 million in cash, while maintaining immaterial investing and financing activities, except as noted below. Salon therefore estimates that its cash on hand as of March 31, 2006 may range from $0.4 million to $0.7 million. In addition, though more difficult to predict, based on projected trade receivable receipts, expense payments, advertising revenues of $2.2-$2.5 million and total revenues of $3.7-$4.0 million, Salon estimates that for the six month period ending September 30, 2006 that cash from operating activities may range from break even to providing up to $0.3 million in cash, while maintaining immaterial investing and financing activities. Salon therefore estimates that its cash on hand as of September 30, 2006 may range from $0.4 million to $0.7 million, assuming the prior 6-month goals are achieved. These forecasted amounts assume that Salon will be able to maintain its cash receipts from Salon Premium at current levels and does not experience a continual contraction in the number of members to this service. There is no certainty that Salon will be able to attain any of the above mentioned projected amounts.

     The "Securities Purchase Agreement", as amended to date, and the "Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock," (collectively, the Series D preferred stock) allow Salon to sell and issue an additional 1,251 shares of Series D preferred stock, for which Salon could receive approximately $1.5 million in cash. As Salon forecasts periods of available cash less than $0.3 million in November 2005 and December 2005, and in the event that projected cash balances in the next twelve months are less than forecast, Salon anticipates that it will seek purchasers for some or all of the remaining 1,251 shares of Series D preferred stock. There is no guarantee that Salon will be successful in finding buyers for these securities.

     Salon is currently attempting to sell The Well, an on-line community it purchased in 1999. As of this filing, Salon has not found a suitable buyer for this asset, which has a book value of approximately $0.2 million, all of which is goodwill. The potential sale of The Well is not driven by a need to generate cash to finance Salon's operations, but to free management to concentrate on its core operations.

3.   Concentrations of Credit Risk

     No customers accounted for more than 10% of total revenue for the three or six-month periods ended September 30, 2005 and September 30, 2004. No customer accounted for 10% or more of the total accounts receivable balance as of September 30, 2005. One customer accounted for 14% of the total accounts receivable balance as of September 30, 2004.

4.   Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R (revised 2004), "Share-Based Payment" (SFAS 123R). In annual periods beginning after June 15, 2005, as amended by the Securities and Exchange Commission (SEC), SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under Accounting Principles Board (APB) Opinion No.
25. SFAS 123R requires companies to calculate equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. Salon currently uses, and will use upon adoption of SFAS 123R, the Black-Scholes option pricing model to determine the value of its stock compensation awards, but may later determine that an alternative model may be more appropriate.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)


     Under SFAS 123R, public companies are allowed to select from two alternative transition methods: the Modified Prospective Application, which allows for the adoption of SFAS 123R without restatement of prior interim periods in the year of adoption; and the Modified Retrospective Application which allows companies to restate prior financial statements. Salon expects to adopt SFAS 123R beginning in the first quarter of fiscal year 2007, as required, using the Modified Prospective method, and will not restate prior periods for the adoption of SFAS 123R.

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

     In May 2005, the FASB issued SFAS 154 "Accounting Changes and Error Corrections." which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Salon in the first quarter of fiscal 2007. Salon does not currently believe adoption will have a material impact on its results of operations, financial position or cash flows.

5.   Warrant Valuation

     Until November 22, 2004, Salon had an inadequate number of authorized common shares to satisfy all convertible preferred shares, warrant agreements and option grants, which required Salon to record as an additional liability the value of any new warrants issued, and to re-measure the value of all warrants issued at each balance sheet period, with such change recorded in Salon's results of operations. At Salon's Annual Meeting of Stockholders held on November 17, 2004, Salon's stockholders approved an amendment to the certificate of incorporation to increase the number of authorized common shares from 50,000,000 to 600,000,000, with such amendment being filed with the Delaware Secretary of State on November 22, 2004. As of that day, Salon was relieved of the requirement to record the value of warrants as a long-term liability and corresponding charges or benefits to its results of operations.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     The September 30, 2004 re-measurement of value of all warrants then outstanding resulted in a non-cash charge to operations as follows:

                                  Three Months Ended       Six Months Ended
                                     September 30,           September 30,
                                 ---------------------   ---------------------
Operating results affected          2005        2004        2005        2004
                                 ---------   ---------   ---------   ---------
Production and content           $       -   $     134   $       -   $      62
General and administrative               -          68           -          33
Other income (expense), net              -         694           -         311
Preferred deemed dividend                -         745           -         347
                                 ---------   ---------   ---------   ---------
                                 $       -   $   1,641   $       -   $     753
                                 =========   =========   =========   =========

6.   Goodwill Amortization and Intangible Assets

     The following table sets forth information concerning Salon's goodwill and intangible assets as of September 30, 2005 and March 31, 2005:

                                                            Gross                    Net
                                                           Carrying  Accumulated   Carrying
                                                            Amount   Amortization   Amount
                                                          ---------  ------------ ---------
Trade name                                                $   1,200   $   1,200   $       -
Proprietary technology                                          355         355           -
Audio technology                                                158         158           -
                                                          ---------   ---------   ---------
Total intangible assets subject to amortization           $   1,713   $   1,713   $       -
                                                          =========   =========   =========

Goodwill                                                  $   3,555   $   3,355   $     200
                                                          ---------   ---------   ---------
Total intangible assets not subject to amortization       $   3,555   $   3,355   $     200
                                                          =========   =========   =========

7.   Subsequent Events

     In October 2005, Salon's former Chief Executive Officer and President converted a warrant for 1,000,000 shares of common stock at an exercise price of $0.05 per share to 642,857 shares of common stock for which Salon did not receive any consideration.

     In November 2005, the Series D Securities Purchase Agreement dated as of June 4, 2004 as amended on September 30, 2004 and on February 2, 2005, was further amended by a majority of the Purchasers and Salon to allow Salon to deliver notice of its desire for Purchasers to purchase shares of Series D preferred stock at any time prior to December 31, 2006. The original Purchase Agreement, as previously amended, stipulated that Salon could deliver notice of its desire for Purchasers to purchase shares of Series D preferred stock on or before the 10th calendar day of the final month of each fiscal quarter up until the first quarter of Fiscal Year 2006.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

8.   Net Profit (Loss) Per Share

     Basic net profit (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period, as follows:

                                                                Three Months Ended                 Six Months Ended
                                                                   September 30                      September 30
                                                           ------------------------------   ------------------------------
                                                                2005             2004            2005             2004
                                                           -------------    -------------   -------------    -------------
Numerator:
     Numerator for basic and diluted net profit
     (loss) attributable to common stockholders            $        (160)   $       1,018   $        (276)   $        (146)

Denominator:
     Weighted average common shares outstanding               15,428,000       14,161,000      15,280,000       14,158,000
     Denominator for basic net profit (loss)
           attributable to common stockholders             -------------    -------------   -------------    -------------
           weighted average shares                            15,428,000       14,161,000      15,280,000       14,158,000

     Effect of dilutive preferred stock                                -      176,513,000               -                -
     Effect of dilutive common stock warrants                          -       14,238,000               -                -
     Effect of dilutive common stock options                           -          236,000               -                -
                                                           -------------    -------------   -------------    -------------
     Denominator for diluted net profit (loss)
           attributable to common stockholders per share      15,428,000      205,148,000      15,280,000       14,158,000

Antidilutive securities including options,
     warrants, and convertible preferred stock not
     included in net loss attributable to common
     stockholder per share calculation                       237,919,982        2,104,000     237,919,982      207,759,983

     In May 2005, Salon issued options to purchase 393,000 shares of common stock to two consultants. The options were granted at $0.26 per share, which was the closing price of Salon's common stock on the date of grant. Of the options granted, 50% of the shares subject to options vested on the date of grant and 50% of the shares subject to the options vest on February 7, 2006, as long as the named individuals continue to provide services as a consultant. The estimated grant date present value of $80 was calculated using the Black-Scholes option-pricing model with the following material assumptions: (i) a risk-free rate of 3.8%, (ii) expected volatility of 120%, (iii) expected life of 4 years, and (iv) no dividend. Accordingly, $14 and $62 were charged to operations for the three and six months ended September 30, 2005, respectively.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     If Salon's compensation expense under its stock option plan had been determined pursuant to SFAS No. 123R, Salon's net loss per share would have been as follows:

                                                                        Three Months Ended         Six Months Ended
                                                                           September 30              September 30
                                                                      ----------------------    ----------------------
                                                                         2005         2004         2005         2004
                                                                      ---------    ---------    ---------    ---------
Net profit (loss) attributable to common stockholders:
    As reported                                                       $    (160)   $   1,018    $    (276)   $    (146)
    Add back: stock-based employee compensation
       expense included in reported net loss                                  -            -            -            -

    Deduct: total stock-based compensation
       expense determined under the fair value
       based method, net of related tax                                    (480)         (10)      (1,639)         (26)
                                                                      ---------    ---------    ---------    ---------
    Pro forma net profit (loss) attributable to common stockholders   $    (640)   $   1,008    $  (1,915)   $    (172)
                                                                      =========    =========    =========    =========

Basic net profit (loss) per share attributable
    to common stockholders:
       As reported                                                    $   (0.01)   $    0.07    $   (0.02)   $   (0.01)
       Pro forma                                                      $   (0.04)   $    0.07    $   (0.13)   $   (0.01)

Diluted net profit (loss) per share attributable
    to common stockholders:
       As reported                                                    $   (0.01)   $    0.00    $   (0.02)   $   (0.01)
       Pro forma                                                      $   (0.04)   $    0.00    $   (0.13)   $   (0.01)

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

Overview

     Salon is an Internet media company. The main entry and navigation point to Salon's ten subject-specific sections is Salon's home page at www.salon.com. The Website provides original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment. Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well, a user blogging program, a daily music download column Audiofile, and the Daou Report, an opinionated guide to the blogosphere.

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

Results of Operations for the Three and Six Months Ended September 30, 2005 Compared To the Three and Six Months Ended September 30, 2004

Net revenues:

     Net revenues increased 32% to $1.7 million for the three months ended September 30, 2005 from $1.3 million for the three months ended September 30, 2004 and increased 10% to $3.3 million for the six months ended September 30, 2005 from $3.0 million for the six months ended September 30, 2004.

     Advertising revenues increased to $0.9 million for the three months ended September 30, 2005 from $0.5 million for the three months ended September 30, 2004, or 64%, and increased to $1.8 million for the six months ended September 30, 2005 from $1.5 million for the six months ended September 30, 2004. The increase in advertising sales reflects an industry wide trend of corporations earmarking more funds for Internet advertising. Salon estimates that advertising revenues for the three months ending December 31, 2005 will be approximately $1.2 - $1.5 million.

     Salon Premium subscription revenues were $0.5 million for each of the three months ended September 30, 2005 and the three months ended September 30, 2004 and $1,076,000 for the six months ended September 30, 2005 and $1,036,000 for the six months ended September 30, 2004. Even though the revenue recognized has stayed constant, the number of subscribers has been declining. Salon had approximately 17,000 and 31,900 paid one year subscribers for the three and six months ended September 30, 2005, respectively, compared to 19,600 and 40,300 for the three and six months ended September 30, 2004. The larger number of paid one year subscribers last year was primarily attributable to capitalizing on reader interest in Salon's political coverage during the 2004 election year, with no comparable event taking place this year. The decline in paid subscriptions has resulted in the total number of paid subscribers dropping from approximately 84,500 at March 31, 2005 to approximately 80,600 at June 30, 2005, to approximately 77,400 at September 30, 2005. The number of paid subscribers dropped further to approximately 73,300 on November 1, 2005. This downward trend was somewhat mitigated by the renewal rate for one year paid subscriptions increasing from 66% as of June 30, 2005 to 67% as of September 30, 2005. Salon cannot predict if these trends will continue. Salon estimates that it will recognize $0.5 million of Salon Premium revenue for the three months ended December 31, 2005.

     Revenues from all other sources were $0.2 million and $0.4 million, respectively, for each of the three months and six months ended September 30, 2005 and the three and six months ended September 30, 2004. Salon estimates that all other sources of revenue for the three months ending December 31, 2005 will be approximately $0.2 million. Approximately half of this revenue is derived from The Well, an on-line discussion forum. Salon is seeking a buyer for this business, but cannot estimate when, or if, it will be able to find a suitable buyer.

Production and content:

     Production and content expenses were $1.0 million for each of the three months ended September 30, 2005 and September 30, 2004. Temporary changes in staffing and other reduced expenses of $0.1 million during the current period offset the $0.1 million credit recorded last year for the reduction in value of previously issued warrants.

     Production and content expenses during the six months ended September 30, 2005 were $2.1 million compared to $2.2 million during the six months ended September 30, 2004, a decrease of $0.1 million or 5%. The decrease is attributable to approximately a $0.1 million of reduced salary related expenses from temporary changes in staffing levels and approximately $0.1 million of reduced ad serving costs as Salon has been able to serve more site pass advertisements itself this year as compared to last year, offset by approximately $0.1 million of option related expenses.

     Salon does not expect material changes to production and content expenditures in the near future.

Sales and marketing:

     Sales and marketing expenses during the three months ended September 30, 2005 of $348,000 were comparable to $387,000 for the three months ended September 30, 2004.

     Sales and marketing expenses during the six months ended September 30, 2005 were $0.7 million compared to $0.9 million for the six months ended September 30, 2004, a decrease of $0.2 million or 22%. The decrease between years is attributable to utilizing fewer advertising credits this year compared to last year.

     Salon does not expect material changes to sales and marketing expenditures in the near future.

Research and development:

     Research and development expenses during the three months ended September 30, 2005 of $189,000 were comparable to the $156,000 incurred for the three months ended September 30, 2004.

     Research and development expenses during the six months ended September 30, 2005 were $0.4 million compared to $0.3 million for the six months ended September 30, 2004. The $0.1 million increase was from incurring consulting and other costs this year and not in the prior year.

     Salon does not anticipate material future changes in research and development expenditures.

General and administrative:

     General and administrative expenses for the three months ended September 30, 2005 were $0.2 million compared to $0.1 million for the three months ended September 30, 2004, an increase of $0.1 million or 79% as the prior year amounts included a $0.1 million credit from the revaluation of previously issued warrants without a comparable credit this year

     General and administrative expenses for the six months ended September 30, 2005 were $449,000 compared to $361,000 for the six months ended September 30, 2004, an increase of approximately $0.1 million. The increase between years is primarily attributable to raises awarded to two officers last February 2005 and staff increases.

     Salon does not anticipate material future changes in general and administrative expenditures.

Other income (expense), net:

     The results for the three and six months ended September 30, 2005 included an insignificant amount of other income (expense), net.

     The results for the three and six months ended September 30, 2004 include a non-cash benefit of $0.7 million and $0.3 million, respectively, due to a change in value of warrants issued to former convertible note holders. The results for the six months ended September 30, 2004 also include $0.1 million of realized income, derived from grant monies received by Salon to finance editorial content, for which Salon's obligation was met during the period.

Preferred deemed dividend:

     The results for the three and six months ended September 30, 2005 did not include any preferred deemed dividend.

     The non-cash preferred deemed dividend benefit of $0.7 million for the three months ended September 30, 2004 is primarily attributable to a change in value of warrants previously issued to preferred stockholders.

     The non-cash preferred deemed dividend benefit of $0.1 million for the six months ended September 30, 2004 includes a benefit of $0.3 million attributable to a decrease in value of warrants previously issued to preferred stockholders, offset by a $0.2 million non-cash preferred deemed dividend charge primarily from the June 4, 2004 issuance of 417 shares of Series D-1 preferred stock, which represented the difference between the offering price of Salon's Series D-1 preferred stock and the fair value of Salon's common stock into which the preferred stock is convertible on the date of the transaction and the value of the warrants issued in the transaction.

Net loss attributable to common stockholders:

     As a result of the above factors, Salon recorded a net loss attributable to common stockholders of $0.2 million, or ($0.01) per share for the three months ended September 30, 2005 compared to a net profit attributable to common stockholders of $1.0 million, or $0.07 per basic share, or $0.00 per diluted share, for the three months ended September 30, 2004. Also as a result of the above factors, Salon recorded a net loss attributable to common stockholders of $0.3 million, or ($0.02) per share for the six months ended September 30, 2005 compared to a net loss attributable to common stockholders of $0.1 million, or ($0.01) per share, for the six months ended September 30, 2004.

Liquidity and capital resources:

     Salon's independent accountants for the years ended March 31, 2003, 2004 and 2005 have included a paragraph in their reports indicating substantial doubt as to Salon's ability to continue as a going concern due to recurring operating losses and negative cash flows. To address the negative cash flows, Salon reduced expenses, evidenced by net cash used in operating activities decreasing from $5.0 million for the year ended March 31, 2002 to $2.8 million for the year ended March 31, 2004. The reduction in use of cash facilitated raising capital during this period, which in turn facilitated being awarded a greater number of advertisements, as advertisers gained confidence in Salon's survivability.

     The renewed confidence in Salon, plus the resurging Internet ad market, resulted in advertising revenues increasing from $1.8 million for the year ended March 31, 2004 to $3.6 million for the year ended March 31, 2005 which in turn caused the net cash used in operations to decrease to $0.8 million for the year ended March 31, 2005. This trend has continued for the six months ended September 30, 2005 as the cash used in operations was $0.3 million as compared to $0.7 million for the six months ended September 30, 2004. Salon's available cash therefore decreased from $0.7 million as of March 31, 2005 to $0.4 million as of September 30, 2005, as Salon had immaterial investing and financing activities during this six month period. During the six months ended September 30, 2004, Salon invested $0.1 million to fund the acquisition of computer related equipment and received $0.7 million from the issuance of Series D-1 and D-2 preferred stock, practically all of which was from related parties.

     Based on projected trade receivable receipts, expense payments, advertising revenues of $2.2-$2.5 million and total revenues of $3.6-$3.9 million, Salon estimates that for the six month period ending March 31, 2006 that cash from operating activities may range from break-even to providing up to $0.3 million in cash, while maintaining immaterial investing and financing activities, except as noted below. Salon therefore estimates that its cash on hand as of March 31, 2006 may range from $0.4 million to $0.7 million. In addition, though more difficult to predict, based on projected trade receivable receipts, expense payments, advertising revenues of $2.2-$2.5 million and total revenues of $3.7-$4.0 million, Salon estimates that for the six month period ending September 30, 2006 that cash from operating activities may range from break even to providing up to $0.3 million in cash, while maintaining immaterial investing and financing activities. Salon therefore estimates that its cash on hand as of September 30, 2006 may range from $0.4 million to $0.7 million, assuming the prior 6-month goals are achieved. These forecasted amounts assume that Salon will be able to maintain its cash receipts from Salon Premium at current levels and does not experience a continual contraction in the number of members to this service. There is no certainty that Salon will be able to attain any of the above mentioned projected amounts.

     The "Securities Purchase Agreement", as amended to date, and the "Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock," (collectively, the Series D preferred stock) allow Salon to sell and issue an additional 1,251 shares of Series D preferred stock, for which Salon could receive approximately $1.5 million in cash. As Salon forecasts periods of available cash less than $0.3 million in November 2005 and December 2005, and in the event that projected cash balances in the next twelve months are less than forecast, Salon anticipates that it will seek purchasers for some or all of the remaining 1,251 shares of Series D preferred stock. There is no guarantee that Salon will be successful in finding buyers for these securities.

     Salon is currently attempting to sell The Well, an on-line community it purchased in 1999. As of this filing, Salon has not found a suitable buyer for this asset, which has a book value of approximately $0.2 million, all of which is goodwill. The potential sale of The Well is not driven by a need to generate cash to finance Salon's operations, but to free management to concentrate on its core operations.

     Salon's merchant credit card processor has notified Salon that it must comply with the Payment Card Industry (PCI) Data Security Standard as promulgated by all major credit card issuers by December 31, 2005, failure of which will result in suspension of services. As the original deadline for compliance of June 30, 2005 was not met, Salon could be subject to material fines if a breach of credit card data were to occur before Salon attains compliance. Salon anticipates complying with the Standard by December 31, 2005.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Standard Financial Accounting Standard (SFAS) No. 123R (revised 2004), "Share-Based Payment" (SFAS 123R). In annual periods beginning after June 15, 2005, as amended by the Securities and Exchange Commission (SEC), SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under Accounting Principles Board (APB) Opinion No.
25. SFAS 123R requires companies' to calculate equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. Salon currently uses, and will use upon adoption of SFAS 123R, the Black-Scholes option pricing model to determine the value of its stock compensation awards, but may later determine that an alternative model may be more appropriate.

     Under SFAS 123R, public companies are allowed to select from two alternative transition methods: the Modified Prospective Application, which allows for the adoption of SFAS 123R without restatement of prior interim periods in the year of adoption and the Modified Retrospective Application which allows companies to restate prior financial statements. Salon expects to adopt SFAS 123R beginning in the first quarter of fiscal year 2007, as required, using the Modified Prospective method, and will not restate prior periods for the adoption of SFAS 123R.

     Currently, Salon discloses pro forma net income (loss) and related pro forma net income (loss) per share in accordance with SFAS 123 and SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of FASB Statement No. 123". Under SFAS 123R, equity-based compensation expense is required to be recognized in companies' financial statements.

     The amounts disclosed within the footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS No. 123R may differ materially from amounts currently disclosed within the footnotes, as a result of changes in the fair value of our common stock, the term in which the options vest, changes in the number of options granted, the treatment of tax benefits that may result, and changes in interest rates or other factors.

     In May 2005, the FASB issued SFAS 154 "Accounting Changes and Error Corrections." which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Salon in the first quarter of fiscal 2007. Salon does not currently believe adoption will have a material impact on its results of operations, financial position or cash flows.


RISK FACTORS

Factors That May Affect Salon's Future Results and Market Price of Stock

Salon's projected cash flows may not meet expectations

     Salon relies on projections of cash to be generated from operations to run its operations. The most significant component of its cash projections is cash to be generated from advertising sales and, to a lesser extent, cash projected to be generated from subscription services. Forecasting cash receipts from advertising sales for an extended period of time is problematic due to the short duration of most advertising sales. If projected amounts of cash do not meet expectations, Salon's ability to continue as a going concern may be adversely affected.

     If Salon forecasts that it will experience periods of limited, or diminishing cash resources, Salon may need to issue additional securities. There is no guarantee that Salon will be able to issue additional securities in future periods to meet cash needs and, if it is unable to raise additional cash, Salon's ability to continue as a going concern may be adversely affected.

Salon may issue additional preferred stock at effective prices lower than current common stock market prices that may result in non-cash charges to operations

     The certificate of designation and preferences and rights of the Series D preferred stock stipulates that the Series D conversion price will be equal to 70% of the average closing sales price of Salon's common stock for the thirty days prior to the date the issue of Series D preferred stock is called by Salon. Such a discount may trigger a non-cash preferred deemed dividend charge. As Salon has set a common stock equivalent price of $0.093 per share on the next issuance of Series D preferred stock, if Salon's common stock were to trade in excess of this amount on the date of sale of these securities, a preferred deemed dividend will result. Salon cannot predict to what extent it may incur a preferred deemed dividend charges, if any.

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

Salon's principal stockholders can exercise a controlling influence over Salon's business affairs and they may make business decisions with which non-principal stockholders disagree that may affect the value of their investment

     The holders of Salon's Series A, B, C and D preferred stock collectively own approximately 95% of all voting securities as of September 30, 2005. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 69% is held by related parties, including former Directors, of which approximately 21% is controlled directly or indirectly by William Hambrecht and approximately 41% by Director John Warnock. Therefore, related parties by themselves own a controlling interest in Salon.

     If these stockholders were to act together, they would be able to exercise control over all matters requiring approval by other stockholders, including the election of Directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of accelerating, delaying or preventing a change in control of Salon, which could cause Salon's stock price to decline.

Salon's preferred stockholders are entitled to potentially significant liquidation preferences of Salon's assets over common stockholders in the event of such an occurrence

     Salon's Series A, B, C and D preferred stockholders have liquidation preferences to common stockholders of the first approximately $21.1 million in potential sales proceeds as of September 30, 2005, which includes the effect of undeclared dividends of $2.0 million. If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $21.1 million of cash distributions, while the holders of common stock would receive none of this amount. If a liquidation event were to occur in excess of $21.1 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

Salon has historically lacked significant revenues and has a history of losses

     Salon has a history of significant losses and expects to incur a loss from operations, based on generally accepted accounting principals, for its fiscal year ending March 31, 2006 and potentially in future years. Once Salon attains profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

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

     Salon is under budgetary constraints to control expenditures. These constraints affect editorial staffing levels and the purchase of content from freelance writers. These constraints affect the quantity of content published on Salon's Website and consequently, the positive experience of Website visitors. The positive experience leads to recurring Website visits, new subscriptions to Salon Premium, and corresponding high renewal rates of Salon Premium subscribers. As of September 30, 2005 Salon's renewal rate for one-year paid subscription to Salon Premium was approximately 67%. Salon cannot predict if this rate will continue in the future or how many new Salon Premium subscriptions it will acquire.

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

Legislative Action and Potential New Accounting Pronouncements are likely to cause our general and administrative expenses and other operating expenses to increase

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002 and proposed accounting changes by the Securities and Exchange Commission, Salon may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Recently adopted changes in the accounting rules for employee stock options as a compensation expense, among other accounting rules, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

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

With a volatile share price, Salon may be the targets of securities litigation, which is costly and time-consuming to defend

     In the past, following periods of market volatility in the price of a company's securities, security holders have instituted class action litigation. Salon's share price has, in the past, experienced price volatility, and may continue to do so in the future. Many companies have been subject to this type of litigation. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the merits or outcome, we could incur substantial legal costs and our management's attention could be diverted, causing our business, financial condition and operating results to suffer. To date, Salon has not been subject to such litigation.

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

Salon's promotion of the Salon brand must be successful in order to attract and retain users as well as advertisers and strategic partners

     The success of the Salon brand depends largely on its ability to provide high quality content and services. If Internet users do not perceive Salon's existing content and services to be of high quality, or if

Salon introduces new content and services or enters into new business ventures that are not favorably perceived by users, Salon may not be successful in promoting and maintaining the Salon brand. Any change in the focus of its operations creates a risk of diluting its brand, confusing consumers and decreasing the value of our user base to advertisers. If Salon is unable to maintain or grow the Salon brand, its business could be severely harmed.

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

Measurement standards for Internet based advertising may not evolve to the extent necessary to support Internet advertising, thereby creating uncertainty about the viability of Salon's business model

     It is important to Salon's advertisers that Salon accurately presents the demographics of its user base and the delivery of advertisements on its Website. Salon depends on third parties to provide certain of the advertiser-requested services. If such third parties are unable to provide these services in the future, Salon will need to perform this function itself or obtain such services from another provider, if available. This could cause Salon to incur additional costs or lose revenue due to a lower level of service. Companies may choose to not advertise on Salon or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

Increasing competition among Internet content providers could reduce Salon's advertising sales or market share, thereby harming its business

     The market for Internet content is rapidly changing and intensely competitive. Salon expects competition for Internet content to continue to increase, and if it cannot compete effectively, its business could be harmed. The number of Websites competing for the attention and spending of users and advertisers may continue to increase with the most trafficked Websites receiving a disproportionate share of advertising dollars. Salon is not one of the most trafficked Websites, or even one of the top fifty Websites.

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

Salon may be held liable for content or third party links on its Website or content distributed to third parties

     As a publisher and distributor of content over the Internet, including user-generated content, links to third party Websites that may be accessible through Salon.com, or content that includes links or references to a third party's Website, Salon faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature, content or ownership of the material that is published on or distributed from its Website. These types of claims have been brought, sometimes successfully, against online services, Websites and print publications in the past. Other claims may be based on errors or false or misleading information provided on linked Websites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on links to sexually explicit Websites. Although Salon carries general liability and media insurance, its insurance may not be adequate to indemnify Salon for all liabilities imposed. Any liability that is not covered by its insurance or is in excess of its insurance coverage could severely harm its financial condition and business. Implementing measures to reduce its exposure to these forms of liability may require Salon to spend substantial resources and limit the attractiveness of Salon's service to users.

Concerns about transactional security may hinder electronic commerce on Salon's Website and may expose Salon to potential liability

     A significant barrier to sale of subscriptions and electronic commerce is the secure transmission of confidential information over public networks. Any breach in Salon's security could expose it to a risk of loss or litigation and possible liability. Salon relies on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in the capabilities of Internet hackers, or other developments, a compromise or breach of the algorithms Salon uses to protect customer transaction data may occur. A compromise of Salon's security could severely harm its business. A party who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of its Website.

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

Provisions in Delaware law and Salon's charter, stock option agreements and offer letters to executive officers may prevent or delay a change of control

     Salon is subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation's outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation's assets unless:

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

     In addition, employment agreements with active executive officers, though currently not in effect, may provide for the payment of severance and acceleration of options in the event of termination of these executive officers following a change of control of Salon. These provisions in offer letters could have the effect of discouraging potential takeover attempts.


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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the three months ended September 30, 2005, warrants to acquire 98,530 shares of common stock with an exercise price of $0.09 per share were exercised by two investors for which Salon received $8,848 in cash. The funds received will be used for working capital and other general corporate purposes. The investors included Robert McKay, a Director of Salon, who received 58,423 shares of common stock and The Sarah & William Hambrecht Foundation, of which Elizabeth Hambrecht, Salon's President and Chief Executive Officer is a trustee, who received 40,107 shares of common stock.

         During the three months ended September 30, 2005, warrants for 13,369 shares of common stock were converted to 7,050 shares of common stock by one investor for which Salon did not receive any consideration. The exercise price per share of the shares converted were $0.09 for 13,369 shares.

         The securities were issued to "accredited investors" as that term is defined in Rule 501(a) under the Securities Act of 1933 and pursuant to an exemption from the registration requirements of the Securities Act of 1933 set forth in Section 506 of Regulation D.

Item 3.  Default upon senior securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

99.5(1)  Press Release dated August 10, 2005

31.1 Certification of Elizabeth Hambrecht, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2 Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1 Certification of Elizabeth Hambrecht, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2 Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on August 10, 2005.


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SALON MEDIA GROUP, INC.


Dated:  11/14/05                   /s/ Elizabeth Hambrecht
                                   ----------------------------------------
                                   Elizabeth Hambrecht
                                   President and Chief Executive Officer


Dated:  11/14/05                   /s/ Conrad Lowry
                                   ----------------------------------------
                                   Conrad Lowry
                                   Chief Financial Officer and Secretary