Form 10-Q
period 2005-12-31
SALON MEDIA GROUP INC
filed 2006-02-13
CIK 1084332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005
                                       or

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 10, 2006 was 18,258,269 shares.

================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------


                                                                           Page
PART I    FINANCIAL INFORMATION                                           Number

ITEM 1:   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of December 31, 2005
          (unaudited) and March 31, 2005.....................................  3

          Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2005 and 2004
          (unaudited) .......................................................  4

          Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2005 and 2004 (unaudited) ...............  5

          Notes to Condensed Consolidated Financial Statements (unaudited)...  6

ITEM 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 14

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk......... 29

ITEM 4:   Controls and Procedures............................................ 30

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings.................................................. 30

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds........ 30

ITEM 3.   Defaults upon Senior Securities.................................... 30

ITEM 4.   Submission of Matters to a Vote of Security Holders................ 31

ITEM 5.   Other Information.................................................. 31

ITEM 6:   Exhibits and Reports on Form 8-K................................... 31

          Signatures......................................................... 32

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                  December 31,       March 31,
                                                                      2005             2005
                                                                 -------------    -------------
                                                                  (Unaudited)
Assets
   Current assets:
      Cash and cash equivalents                                  $         500    $         686
      Accounts receivable, net                                           1,219              623
      Prepaid expenses and other current assets                            115              232
                                                                 -------------    -------------
         Total current assets                                            1,834            1,541
   Property and equipment, net                                             187              191
   Prepaid advertising rights                                            3,797            3,970
   Goodwill, net                                                           200              200
   Other assets                                                            169              167
                                                                 -------------    -------------
         Total assets                                            $       6,187    $       6,069
                                                                 =============    =============
Liabilities and stockholders' equity
   Current liabilities:
      Accounts payable and accrued liabilities                   $         712    $         788
      Deferred revenue                                                     906            1,047
                                                                 -------------    -------------
         Total current liabilities                                       1,618            1,835
   Long-term liabilities
      Other long-term liabilities                                          127               82
                                                                 -------------    -------------
         Total liabilities                                               1,745            1,917
                                                                 -------------    -------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, 8,595 shares issued and outstanding at
      December 31, 2005 and 8,386 shares issued and
      outstanding at March 31, 2005 (liquidation value
      of $21,526 at December 31, 2005)                                       -                -
   Common stock, $0.001 par value, 600,000,000 shares
      authorized, 16,485,646 shares issued and outstanding
      at December 31, 2005 and 14,970,622 shares issued
      and outstanding at March 31, 2005                                     15               15
   Additional paid-in-capital                                           96,992           95,430
   Unearned compensation                                                   (51)               -
   Accumulated deficit                                                 (92,514)         (91,293)
                                                                 -------------    -------------
          Total stockholders' equity                                     4,442            4,152
                                                                 -------------    -------------
           Total liabilities and stockholders' equity            $       6,187    $       6,069
                                                                 =============    =============

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                              Three Months Ended          Nine Months Ended
                                                                  December 31,               December 31,
                                                            ------------------------   ------------------------
                                                               2005          2004         2005          2004
                                                            ----------    ----------   ----------    ----------
Net revenues                                                $    2,069    $    2,150   $    5,353    $    5,139
                                                            ----------    ----------   ----------    ----------

Operating expenses:
    Production and content                                       1,183         1,131        3,276         3,335
    Sales and marketing                                            389           551        1,054         1,406
    Research and development                                       146           158          519           449
    General and administrative                                     257           163          706           524
                                                            ----------    ----------   ----------    ----------
       Total operating expenses                                  1,975         2,003        5,555         5,714
                                                            ----------    ----------   ----------    ----------

Income (loss) from operations                                       94           147         (202)         (575)
Other income (expense), net                                          1           125           21           572
                                                            ----------    ----------   ----------    ----------
       Net profit (loss)                                            95           272         (181)           (3)

Preferred deemed dividend                                       (1,040)          123       (1,040)          252
                                                            ----------    ----------   ----------    ----------
Net profit (loss) attributable to common stockholders       $     (945)   $      395   $   (1,221)   $      249
                                                            ==========    ==========   ==========    ==========

Basic net profit (loss) per share attributable
       to common stockholders                               $    (0.06)   $     0.03   $    (0.08)   $     0.02
Diluted net profit (loss) per share attributable
       to common stockholders                               $    (0.06)   $     0.00   $    (0.08)   $     0.00

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                             December 31,
                                                                                      ------------------------
                                                                                         2005          2004
                                                                                      ----------    ----------
Cash flows from operating activities:
  Net loss                                                                            $     (181)   $       (3)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Warrant re-valuation                                                                      -          (541)
     Depreciation and amortization                                                           102           299
     Allowance for doubtful accounts                                                           -             2
     Stock compensation expense                                                              132             -
     Gain on issuance of common stock for trade payable                                        -           (25)
     Amortization of prepaid advertising rights                                              173           440
     Changes in assets and liabilities:
        Accounts receivable                                                                 (596)         (824)
        Prepaid expenses, other current assets and other assets                              115             9
        Accounts payable, accrued liabilities, and other long-term liabilities               (31)         (195)
        Deferred revenue                                                                    (141)           12
                                                                                      ----------    ----------
           Net cash used in operating activities                                            (427)         (826)
                                                                                      ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment                                                         (65)         (139)
                                                                                      ----------    ----------
           Net cash used by investing activities                                             (65)         (139)
                                                                                      ----------    ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                      55             2
  Proceeds from issuance of preferred stock, net                                             251           744
  Principal payments under capital lease obligations                                           -           (17)
                                                                                      ----------    ----------
           Net cash provided by financing activities                                         306           729
                                                                                      ----------    ----------

Net decrease in cash and cash equivalents                                                   (186)         (236)
Cash and cash equivalents at beginning of period                                             686           696
                                                                                      ----------    ----------
Cash and cash equivalents at end of period                                            $      500    $      460
                                                                                      ==========    ==========

Supplemental schedule of non-cash investing and financing activities:
  Preferred deemed dividend in connection with preferred stock financing              $    1,040    $      218
  Preferred deemed dividend from warrant re-valuation                                 $        -    $     (470)
  Issuance of common stock for trade payable                                          $        -    $       41

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

1.   The Company

     Salon Media Group, Inc ("Salon") is an Internet media company that produces a content Website with ten subject-specific sections, which includes two online communities. The Website also allows for audio downloads and video clips. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

2.   Basis of Presentation

     These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2005 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K filed with the Securities and Exchange Commission, as amended. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the nine months ended December, 31 2005 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2006.

     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred annual losses and negative cash flows from operations since inception and has an accumulated deficit at December 31, 2005 of $92,514. These factors raise substantial doubt about Salon's ability to continue as a going concern.

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

     The renewed confidence in Salon, plus the resurging Internet ad market, resulted in advertising revenues increasing from $1.8 million for the year ended March 31, 2004 to $3.6 million for the year ended March 31, 2005 which in turn caused the net cash used in operations to decrease to $0.8 million for the year ended March 31, 2005. This trend has continued for the nine months ended December 31, 2005 as the cash used in operations was $0.4 million as compared to $0.8 million for the nine months ended December 31, 2004. As a result of the cash used in operations, $0.3 million from investing activities and the use of $0.1 million for capital expenditures, Salon's available cash at December 31, 2005 was $0.5 million.

     Based on projected trade receivable receipts, expense payments, advertising revenues of a potential high of $0.8 million and total revenues of a potential high of $1.4 million, Salon estimates that

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

its cash on hand may be as high as $0.4 million at March 31, 2006. If the anticipated revenue expectations are not met, Salon's cash on hand could be significantly less. Based on anticipated advertising revenues of a potential high of $5.3 million and total revenues of a potential high of $8.0 million for the twelve months ending December 31, 2006, Salon estimates it could have a cash balance of up to $0.3 million as of December 31, 2006, although the cash balance is expected to be less if these sales amounts are not attained. However, based on projections, Salon anticipates a cash balance of $0.1 million as of June 30, 2006, and thereafter periods of extremely limited or no cash. Again, if the anticipated revenue expectations are not met, Salon's cash on hand could be significantly less. There is no certainty that Salon will be able to attain any of the above mentioned projected revenue amounts.

     As Salon projects periods of very limited cash in the next twelve months, Salon anticipates that it may seek purchasers for some or all of the remaining 1,042 authorized and unissued shares of Series D preferred stock for which Salon estimates it could receive up to $1.25 million. There is no guarantee that Salon will be successful in finding buyers for these securities. In addition, Salon may explore amending the "Securities Purchase Agreement", as amended to date, and the "Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock," (collectively, the Series D preferred stock) to allow for the sale of additional shares of Series D. There is no certainty that Salon will be able to amend these documents or sell any such additional shares.

     Salon is currently attempting to sell The Well, an on-line community it purchased in 1999. As of this filing, Salon has not found a suitable buyer for this asset, which has a book value of approximately $0.2 million, most of which is goodwill. The potential sale of The Well is not primarily driven by a need to generate cash to finance Salon's operations, but is primarily intended to free management to concentrate on Salon's core operations.

3.   Concentrations of Credit Risk

     No customer accounted for more than 10% of total revenue for the three or nine-month periods ended December 31, 2005 and December 31, 2004. One customer accounted for 16% of the total accounts receivable balance as of December 31, 2005. One customer accounted for 12% of the total accounts receivable balance as of December 31, 2004.

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

     In May 2005, the FASB issued SFAS 154 "Accounting Changes and Error Corrections." which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 20." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Salon in the first quarter of fiscal 2007. Salon does not currently believe adoption will have a material impact on its results of operations, financial position or cash flows.


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

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     The impact of having an inadequate number of authorized shares of common stock and its effect on the valuation of warrants resulted in the following non-cash benefits to Salon's results of operations:

                                       Three Months Ended         Nine Months Ended
                                           December 31,              December 31,
                                     -----------------------   -----------------------
Operating results affected              2005         2004         2005         2004
                                     ----------   ----------   ----------   ----------
Production and content               $        -   $       21   $        -   $       83
General and administrative                    -           10            -           43
Other income (expense), net                   -          104            -          415

Preferred deemed dividend                     -          123            -          470
                                     ----------   ----------   ----------   ----------
                                     $        -   $      258   $        -   $    1,011
                                     ==========   ==========   ==========   ==========

6.   Goodwill Amortization and Intangible Assets

     The following table sets forth information concerning Salon's goodwill and intangible assets as of December 31, 2005 and March 31, 2005:

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
                                                          ============   ============   ============

7.   Subsequent Events

     On January 23, 2006, a Director of Salon exercised one warrant to purchase 150,000 shares of common stock at $0.0451 per share and two warrants to purchase a total of 600,000 shares of common stock at $0.0417 per share. Salon received $32 for these transactions

     On January 24, 2006, an investor with 25 shares of Series A preferred stock converted one share to 40,173 shares of common stock. In addition, the same investor converted 36 shares of Series C preferred stock to 720,000 shares of common stock. Salon did not receive any cash for these transactions.

     On February 7, 2006, Ironstone Group, Inc. converted a warrant to purchase 300,000 shares of common stock at $0.0451 per share to 262,450 shares of common stock. The father of Salon's CEO and President has an ownership interest in Ironstone Group, Inc. Salon did not receive any cash for this transaction.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

8.   Preferred Stock

     On December 21, 2005, Salon issued 209 shares of Series D-3 preferred stock and raised $251 in cash from one investor while incurring no expenses. The financing was effected in accordance with Amendment No. 4 to the Securities Purchase Agreement dated as of December 21, 2005.

     The 209 shares of Series D-3 preferred stock were sold at a price of $1,200 per share and are convertible into, and have the voting rights of 2,696,774 shares of common stock. The total outstanding shares of common stock, including shares of common stock issuable upon the conversion of all shares of preferred stock, all with voting rights, after the transaction, is approximately 200,220,000 shares. As part of the transaction, Salon issued a warrant to purchase 404,516 shares of common stock at an exercise price of $0.5405 per share. Warrants to purchase approximately 25,017,000 shares of common stock were outstanding after the transaction.

     The Certificate of Designation of Preferences and Rights of the Series D preferred stock stipulates that the conversion price to common stock be equal to 70% of the average closing price of Salon's common stock for the thirty days prior to the date Salon provides notice to purchasers regarding the sale of shares of Series D preferred stock. The resulting conversion price on the date Salon made its announcement to investors was $0.093, subject to downward adjustment in the event of certain subsequent stock issuances by Salon. Therefore, the Series D-3 preferred stock is convertible into common stock at the conversion rate determined by dividing the Series D-3 preferred stock per share price of $1,200 by the conversion price of $0.093.

     The warrant issued may be exercised at any time until December 21, 2008. In the event of a change in control within the exercise period, Salon will give the warrant holders thirty (30) days advance notice of the effective date of such transaction, and to the extent the warrant has not been exercised in full by the effective date of such transaction, the warrant will terminate. The exercise price of the warrant may be adjusted downward in the event of certain subsequent Salon stock issuances. The warrant to purchase 404,516 shares of common stock that was issued was valued at $133 using the Black-Scholes option-pricing model, applying an expected life of three years, a weighted average risk-free interest rate of 4.41%, a volatility of 120% and a deemed fair value of common stock of $0.47 per share.

     After Salon gave notice of its intent to sell additional shares of Series D-3, Salon's common stock price increased sharply to $0.47 per share on the date of the transaction. We believe the share price increase was due to investors favorably responding to Salon's ten year anniversary, Google's announced purchase of a 5% interest in AOL, and other unknown market factors. These factor, and to a lesser extent the value of the warrants issued in the transaction, resulted in a preferred deemed dividend of $1,040. The preferred deemed dividend represents the difference between the offering price of Salon's Series D-3 preferred stock and the fair value of Salon's common stock into which the preferred stock is convertible on the date of the transaction and the fair value of the warrants issued.

     The Purchase Agreement, as amended, and the Certificate of Designation of Preferences and Rights of the Series D preferred stock allows for the sale and issuance of an additional 1,042 shares of Series D preferred stock.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     The holders of the Series D preferred stock are entitled dividends of 5.0%, as and if declared by the Board of Directors. In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, Series A and B preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of December 31, 2005, no dividend has been declared to the holders of preferred stock.

     If, after initial preferential liquidation payments to the holders of Series A, B, C and D preferred stock, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and preferred stock, based on the shares of common stock then held by them and issuable upon conversion of the shares of preferred stock then held by them until aggregate distributions per share reach $12,000 for the holders of Series A and B preferred stock, $2,400 for the holders of Series C Preferred Stock and $3,600 for the holders of Series D preferred stock. Salon has previously issued 809 shares of Series A preferred stock, 125 shares of Series B preferred stock and 6,618 shares of Series C preferred stock. If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them. Based on information currently available, Salon estimates that preferred stockholders as a group own approximately 95% of the outstanding shares of common stock and common stock issuable upon conversion of the shares of preferred stock, all with voting rights.

     In addition, preferred stockholders as a group hold warrants to purchase approximately 23,911,000 shares of common stock, or 95.6% of the total warrants issued.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)


9.   Net Profit (Loss) Per Share

     Basic net profit (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period, as follows:

                                                               Three Months Ended               Nine Months Ended
                                                                  December 31                      December 31
                                                         ------------------------------   ------------------------------
                                                              2005             2004            2005             2004
                                                         -------------    -------------   -------------    -------------
Numerator:
   Numerator for basic and diluted net profit
   (loss) attributable to common stockholders            $        (945)   $         395   $      (1,221)   $         249

Denominator:
   Weighted average common shares outstanding               16,129,000       14,507,000      15,564,000       14,275,000
   Denominator for basic net profit (loss)
      attributable to common stockholders
                                                         -------------    -------------   -------------    -------------
      Weighted average shares                               16,129,000       14,507,000      15,564,000       14,275,000

   Effect of dilutive preferred stock                                -      178,758,000               -      175,976,000
   Effect of dilutive common stock warrants                          -       10,118,000               -       12,502,000
   Effect of dilutive common stock options                           -            4,000               -            9,000
                                                         -------------    -------------   -------------    -------------
   Denominator for diluted net profit (loss)
      attributable to common stockholders per share         16,129,000      203,387,000      15,564,000      202,762,000

Antidilutive securities including options,
   warrants, and convertible preferred stock not
   included in net loss attributable to common
   stockholder per share calculation                       240,383,914        5,067,000     240,383,914        4,625,000

     In May 2005, Salon issued options to purchase 393,000 shares of common stock to two consultants. The options were granted at $0.26 per share, which was the closing price of Salon's common stock on the date of grant. Of the options granted, 50% of the shares subject to options vested on the date of grant and 50% of the shares subject to the options vest on February 7, 2006, as long as the named individuals continue to provide services. The estimated grant date fair value of $80 was calculated using the Black-Scholes option-pricing model with the following material assumptions: (i) a risk-free rate of 3.8%, (ii) expected volatility of 120%, (iii) expected life of 4 years, and (iv) no dividend. In October 2005, Salon issued options to purchase 1,000,000 shares of common stock to a consultant. The options were granted at $0.13 per share, which was the closing price of Salon's common stock on the date of grant. Of the options granted, 50% of the shares subject to options vested on the date of grant and 50% of

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

the shares subject to the options vest over a four year period, as long as the named individuals continue to provide services. The estimated grant date fair value of $103 was calculated using the Black-Scholes option-pricing model with the following material assumptions: (i) a risk-free rate of 4.2%, (ii) expected volatility of 120%, (iii) expected life of 4 years, and (iv) no dividend. Accordingly, a total of $70 and $132 was charged to operations for the three and nine months ended December 31, 2005, respectively.

     If Salon's compensation expense under its stock option plan had been determined pursuant to SFAS No. 123, Salon's net loss per share would have been as follows:

                                                                  Three Months Ended           Nine Months Ended
                                                                      December 31                 December 31
                                                               ------------------------    ------------------------
                                                                  2005          2004          2005          2004
                                                               ----------    ----------    ----------    ----------
Net profit (loss) attributable to common stockholders:
     As reported                                               $     (945)   $      395    $   (1,221)   $      249
     Add back: stock-based employee compensation
          expense included in reported net loss                         -             -             -             -

     Deduct: total stock-based compensation
          expense determined under the fair value
          based method, net of related tax                           (476)           (2)       (2,115)          (28)
                                                               ----------    ----------    ----------    ----------
     Pro forma net  profit (loss) attributable to common
          stockholders                                         $   (1,421)   $      393    $   (3,336)   $      221
                                                               ==========    ==========    ==========    ==========

Basic net profit (loss) per share attributable
     to common stockholders:
          As reported                                          $    (0.06)   $     0.03    $    (0.08)   $     0.02
          Pro forma                                            $    (0.09)   $     0.03    $    (0.21)   $     0.02

Diluted net profit (loss) per share attributable
     to common stockholders:
           As reported                                         $    (0.06)   $     0.00    $    (0.08)   $     0.00
           Pro forma                                           $    (0.09)   $     0.00    $    (0.21)   $     0.00

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     This section and other parts of this Form 10-Q contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) that involve risks and uncertainties, including, but not limited to, statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, projected cash balances, financing, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources. Although Salon Media Group, Inc. (Salon) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, Salon gives no assurance those plans, intentions or expectations will be achieved. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon's public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

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

Overview

     Salon is an Internet media company. The main entry and navigation point to Salon's ten subject-specific sections is Salon's home page at www.salon.com. The Website provides original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment. Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well, a user blogging program, an automated "Letters to the Editor" program, a daily music download column called Audiofile, video clips column called Videodog, and the Daou Report, an opinionated guide to the blogosphere.

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

Results of Operations for the Three and Nine Months Ended December 31, 2005 Compared To the Three and Nine Months Ended December 31, 2004

Net revenues:

     Net revenues decreased 4% to $2.1 million for the three months ended December 31, 2005 from $2.2 million for the three months ended December 31, 2004 and increased 4% to $5.4 million for the nine months ended December 31, 2005 from $5.1 million for the nine months ended December 31, 2004.

     Advertising revenues increased slightly to $1.38 million for the three months ended December 31, 2005 from $1.33 million for the three months ended December 31, 2004, or 4%, and increased to $3.2 million for the nine months ended December 31, 2005 from $2.9 million for the nine months ended December 31, 2004, or 10%. The increase in advertising sales reflects an industry wide trend of corporations earmarking more funds for Internet advertising. Salon estimates that advertising revenues for the three months ending March 31, 2006 will be approximately $0.5 - $0.8 million.

     Salon Premium subscription revenues decreased by $0.1 million to $0.5 million for the three months ended December 31, 2005 from $0.6 million the three months ended December 31, 2004, or 16%, while staying constant at $1.6 million for each of the nine month periods ended December 31, 2005 and December 31, 2004. The drop in Salon Premium revenues recognized for the three months ended December 31, 2005 compared to the same period in the prior year is attributable to a substantial reduction in the number of new subscribers. Paid one year subscriptions were approximately 14,800 and 46,700 for the three and nine months ended December 31, 2005, respectively, compared to approximately 25,700 and 66,000 for the three and nine months ended December 31, 2004. Salon had approximately 69,700 paying subscribers at December 31, 2005 compared to a peak of approximately 89,100 at December 31, 2004. The larger number of paid one year subscribers in 2004 was primarily attributable to capitalizing on reader interest in Salon's political coverage during the 2004 election year, with no comparable event taking place this year. Salon is unsure if it will be able to stem this decline during the first six months of calendar year 2006. Salon estimates that Salon Premium revenues for the three months ending March 31, 2006 will be approximately $0.4 - $0.5 million.

     As a result of analyzing the decline in Salon Premium memberships, Salon believes that its Site Pass advertising model, which Salon credits as instrumental in increasing advertising revenues, and driving memberships to Salon Premium, inhibits a growth in traffic to its Website. Salon contemplates further analysis of these relationships and may adjust its Site Pass advertising model in order to attract a wider audience. While a wider audience is intended to increase the supply of advertising impressions, and to introduce more potential members to Salon Premium, Salon cannot estimate when, or if, membership to Salon Premium will again increase or if it will be successful in adjusting its Site Pass to achieve desired results.

     Revenues from all other sources were $0.2 million and $0.6 million, respectively, for each of the three months and nine months ended December 31, 2005 and the three and nine months ended December 31, 2004. Salon estimates that all other sources of revenue for the three months ending March 31, 2006 will be approximately $0.2 million. Approximately half of this revenue is derived from The Well, an on-line discussion forum. Salon is seeking a buyer for this business, but cannot estimate when, or if, it will be able to find a suitable buyer.

Production and content:

     Production and content expenses were $1.2 million for the three months ended December 31, 2005 and $1.1 million for the three months ended December 31, 2004, an increase of $0.1 million. The 5% increase in these expenses is primarily attributable to stock compensation expenses recognized for grants made to consultants.

     Production and content expenses were approximately $3.3 million for each of the nine month periods ended December 31, 2005 and December 31, 2004. The effect of $0.1 million stock compensation expense incurred in 2005 was offset by a general reduction of expenses.

     Salon does not expect material changes to production and content expenditures in the near future.

Sales and marketing:

     Sales and marketing expenses were $0.4 million for the three months ended December 31, 2005 compared to $0.6 million for the three months ended December 31, 2004, a decrease of $0.2 million. The 29% decrease is primarily attributable to utilizing fewer advertising credits in 2005 compared to 2004 and reduced commission expenses.

     Sales and marketing expenses during the nine months ended December 31, 2005 were $1.1 million compared to $1.4 million for the nine months ended December 31, 2004, a decrease of $0.3 million. The 25% decrease is attributable to utilizing fewer advertising credits in 2005 compared to 2004 and reduced commission expenses.

     Salon does not expect material changes to sales and marketing expenditures in the near future.

Research and development:

     Research and development expenses during the three months ended December 31, 2005 of $146,000 were comparable to the $158,000 incurred for the three months ended December 31, 2004.

     Research and development expenses during the nine months ended December 31, 2005 were $0.5 million compared to $0.4 million for the nine months ended December 31, 2004. The $0.1 million increase was primarily attributable to increased consulting and other costs.

     Salon does not anticipate material future changes in research and development expenditures.

General and administrative:

     General and administrative expenses for the three months ended December 31, 2005 were $0.3 million compared to $0.2 million for the three months ended December 31, 2004, an increase of $0.1 million. The 58% increase is attributable to a general increase in corporate expenses.

     General and administrative expenses for the nine months ended December 31, 2005 were $0.7 million compared to $0.5 million for the nine months ended December 31, 2004, an increase of $0.2 million. The 35% increase between years is primarily attributable to raises awarded to two officers in February 2005, an addition of one staff member and a general increase in other corporate expenses.

     Salon does not anticipate material future changes in general and administrative expenditures.

Other income (expense), net:

     Other income (expense), net was insignificant for the three months ended December 31, 2005 compared to $0.1 million for the three months ended December 31, 2004. The amount recorded in 2004 primarily reflects a benefit from the revaluation of previously issued warrants to prior convertible note holders.

     Other income (expense), net was insignificant for the nine months ended December 31, 2005 compared to $0.6 million for the nine months ended December 31, 2004. The amount recorded in 2004 includes a $0.4 million benefit from the revaluation of warrants previously issued to prior convertible note holders and approximately $0.2 million of realized income, derived primarily from grant monies received by Salon to finance editorial content, for which Salon's obligations were met during the period.

Preferred deemed dividend:

     Salon recorded a non-cash preferred deemed dividend charge of $1.0 million for each of the three and nine months ended December 31, 2005. Salon recorded non-cash preferred deemed dividend benefits of $0.1 million and $0.3 million for the three and nine month periods ended December 31, 2004, respectively.

     The $1.0 million charge in 2005 was a result of Salon's issuance of 209 shares of Series D-3 preferred stock for which it received approximately $251,000 in cash. The Certificate of Designation of Preferences and Rights of the Series D preferred stock stipulate that the conversion price to common stock be equal to 70% of the average closing price of Salon's common stock for the thirty days prior to the date Salon provides notice to purchasers regarding the intended sale of shares of Series D preferred stock. The resulting conversion price on the date Salon gave notice of its intent to sell additional shares of Series D-3 preferred stock to investors was $0.093. Thereafter, Salon's common stock price rose sharply to $0.47 per share on the date of the transaction, which we believe is attributable to investors favorably responding to the announcement of Salon's ten-year anniversary, Google's announced purchase of a 5% interest in AOL and other unknown market factors. The increase in our common stock price and to a lesser extent the value of the warrants issued in the transaction, resulted in the non-cash preferred deemed dividend charge of $1.0 million. The preferred deemed dividend represents the difference between the offering price of Salon's Series D-3 preferred stock and the fair value of Salon's common stock into which the preferred stock is convertible on the date of the transaction and the fair value of the warrants issued.

     The non-cash preferred deemed dividend benefit of $0.1 million for the three months ended December 31, 2004 represents a decrease in value of previously issued warrants to prior purchasers of preferred stock.

     The non-cash preferred deemed dividend benefit of $0.3 million for the nine months ended December 31, 2004 includes a benefit of $0.5 attributable to a decrease in value of previously issued warrants to prior purchasers of preferred stock, offset by a $0.2 million non-cash preferred deemed dividend charge primarily from the June 4, 2004 issuance of 417 shares of Series D-1 preferred stock, which represented the difference between the offering price of Salon's Series D-1 preferred stock and the fair value of Salon's common stock into which the preferred stock is convertible on the date of the transaction and the value of the warrants issued in the transaction.

Net loss attributable to common stockholders:

     Salon recorded a net loss attributable to common stockholders of $0.9 million, or ($0.06) per share for the three months ended December 31, 2005 compared to a net profit attributable to common stockholders of $0.4 million, or $0.03 per basic share, or $0.00 per diluted share, for the three months ended December 31, 2004. Also as a result of the above factors, Salon recorded a net loss attributable to common stockholders of $1.2 million, or ($0.08) per share for the nine months ended December 31, 2005 compared to a net profit attributable to common stockholders of $0.2 million, or $0.02 per basic share, or $0.00 per diluted share, for the nine months ended December 31, 2004.

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

     The renewed confidence in Salon, plus the resurging Internet ad market, resulted in advertising revenues increasing from $1.8 million for the year ended March 31, 2004 to $3.6 million for the year ended March 31, 2005 which in turn caused the net cash used in operations to decrease to $0.8 million for the year ended March 31, 2005. This trend has continued for the nine months ended December 31, 2005 as the cash used in operations was $0.4 million as compared to $0.8 million for the nine months ended December 31, 2004. As a result of the cash used in operations, $0.3 million from investing activities and the use of $0.1 million for capital expenditures, Salon's available cash at December 31, 2005 was $0.5 million.

     Based on projected trade receivable receipts, expense payments, advertising revenues of a potential high of $0.8 million and total revenues of a potential high of $1.4 million, Salon estimates that its cash on hand may be as high as $0.4 million at March 31, 2006. If the anticipated revenue expectations are not met, Salon's cash on hand could be significantly less. Based on anticipated advertising revenues of a potential high of $5.3 million and total revenues of a potential high of $8.0 million for the twelve months ending December 31, 2006, Salon estimates it could have a cash balance of up to $0.3 million as of December 31, 2006, although the cash balance is expected to be less if these sales amounts are not attained. However, based on projections, Salon anticipates a cash balance of $0.1 million as of June 30, 2006, and thereafter periods of extremely limited or no cash. Again, if the anticipated revenue expectations are not met, Salon's cash on hand could be significantly less. There is no certainty that Salon will be able to attain any of the above mentioned projected revenue amounts.

     As Salon projects periods of very limited cash in the next twelve months, Salon anticipates that it may seek purchasers for some or all of the remaining 1,042 authorized and unissued shares of Series D preferred stock for which Salon estimates it could receive up to $1.25 million. There is no guarantee that Salon will be successful in finding buyers for these securities. In addition, Salon may explore amending the "Securities Purchase Agreement", as amended to date, and the "Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock," (collectively, the Series D preferred stock) to allow for the sale of additional shares of Series D. There is no certainty that Salon will be able to amend these documents or sell any such additional shares.

     Salon is currently attempting to sell The Well, an on-line community it purchased in 1999. As of this filing, Salon has not found a suitable buyer for this asset, which has a book value of approximately $0.2 million, most of which is goodwill. The potential sale of The Well is not primarily driven by a need to generate cash to finance Salon's operations, but is primarily intended to free management to concentrate on Salon's core operations.


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

     In May 2005, the FASB issued SFAS 154 "Accounting Changes and Error Corrections." which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 20." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Salon in the first quarter of fiscal 2007. Salon does not currently believe adoption will have a material impact on its results of operations, financial position or cash flows.


RISK FACTORS

Factors That May Affect Salon's Future Results and Market Price of Stock

Salon's projected cash flows may not meet expectations

     Salon relies on cash projections to run its business. The most significant component of Salon's cash projections is cash to be generated from advertising sales and, to a lesser extent, cash projected to be generated from Salon Premium. Forecasting cash receipts from advertising sales for an extended period of time is problematic due to the short duration of most advertising sales. If projected amounts of cash do not meet expectations, Salon's ability to continue as a going concern may be adversely affected.

     If Salon forecasts or experiences periods of limited, or diminishing cash resources, Salon may need to issue additional securities. There is no guarantee that Salon will be able to issue additional securities in future periods to meet cash needs and, if it is unable to raise additional cash, Salon's ability to continue as a going concern may be adversely affected.

Salon may issue additional preferred stock at effective prices lower than current common stock market prices that may result in non-cash charges to operations

     The certificate of designation and preferences and rights of the Series D preferred stock stipulates that the Series D conversion price will be equal to 70% of the average closing sales price of Salon's common stock for the thirty days prior to the date Salon provides notice to purchasers of its intent to sell additional shares of Series D preferred stock. Such a discount, and the time lag between the date of the notice and the date a transaction is consummated, may trigger a non-cash preferred deemed dividend charge. In connection with the sale of 209 shares of Series D-3 in December 2005, we incurred a preferred deemed dividend charge of $1.0 million. Currently, there are 1,042 shares of authorized and unissued shares of Series D preferred that we may sell. Salon cannot predict to what extent it may incur future preferred deemed dividend charges, if any.

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

Salon's principal stockholders can exercise a controlling influence over Salon's business affairs and they may make business decisions with which non-principal stockholders disagree that may affect the value of their investment

     Based on information available to Salon, the holders of Salon's Series A, B, C and D preferred stock collectively own approximately 95% of all voting securities as of December 31, 2005. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 68% is held by related parties, including former Directors, of which approximately 20% is controlled directly or indirectly by William Hambrecht and approximately 40% by Director John Warnock. Therefore, related parties by themselves own a controlling interest in Salon.

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

Salon's preferred stockholders are entitled to potentially significant liquidation preferences of Salon's assets over common stockholders in the event of such an occurrence

     Salon's Series A, B, C and D preferred stockholders have liquidation preferences to common stockholders of the first approximately $21.5 million in potential sales proceeds as of December 31, 2005, which includes the effect of undeclared dividends of $2.2 million. If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $21.5 million of cash distributions, while the holders of common stock would receive none of this amount. If a liquidation event were to occur in excess of $21.5 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Salon's operations require attractive content, subscriber interest, and confidence by subscribers that the subscription offering warrants their long-term support and investment

     Salon is under budgetary constraints to control expenditures. These constraints affect editorial staffing levels and the purchase of content from freelance writers. These constraints affect the quantity of content published on Salon's Website and consequently, the positive experience of Website visitors. The positive experience leads to recurring Website visits and new subscriptions to Salon Premium. The absence of any of these factors could impair the results, revenue and cash flow from subscriptions. Salon cannot predict if how many new Salon Premium subscriptions it will acquire.

Salon's Site Pass advertising model may inhibit traffic to our Website, which would harm our revenues and business

     As a result of analyzing the decline in Salon Premium memberships, Salon believes that its Site Pass advertising model, which Salon credits as instrumental in increasing advertising revenues, and driving memberships to Salon Premium, inhibits a growth in traffic to its Website. Salon contemplates further analysis of these relationships and may adjust its Site Pass advertising model in order to attract a wider audience. While a wider audience is intended to increase the supply of advertising impressions, and to introduce more potential members to Salon Premium, Salon cannot estimate when, or if, membership to Salon Premium will again increase or if it will be successful in adjusting its Site Pass to achieve desired results.

Salon Premium memberships have been declining and may continue to decline, adversely affecting revenues and available cash

     Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002. Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004. However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 69,700 as of December 31, 2005. If this decline were to continue, Salon's operations and available cash could be adversely affected.

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

     o    increase the dollar amount of the advertising order it receives;

     o    increase awareness of the Salon brand;

     o    improve the technology for serving advertising on our Website;

     o    handle temporary high volume traffic spikes to its Website;

     o accurately measure the number and demographic characteristics of its users; and

     o    attract and retain key sales personnel.

Legislative Action and Potential New Accounting Pronouncements are likely to cause our general and administrative expenses and other operating expenses to increase

     In order to comply with the Sarbanes-Oxley Act of 2002 and proposed accounting changes by the Securities and Exchange Commission, Salon may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Even though the SEC Advisory Committee on Smaller Public Companies has recommended to the SEC that companies of Salon's size be exempted from complying with Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has not approved such a recommendation as of this filing and may not do so in future periods. Recently adopted changes in the accounting rules for employee stock options as a compensation expense, among other accounting rules, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

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

Salon's quarterly operating results are volatile and may adversely affect its common stock price

     Salon's future revenues and operating results, both GAAP and non GAAP, are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside Salon's control, and any of which could severely harm Salon's business. These factors include:

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

     Due to the factors noted above and the other risks discussed in this section, one should not rely on quarter-to-quarter comparisons of Salon's results of operations as an indication of future performance. It is possible that in some future period's results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of its common stock may decline.

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

Salon may expend significant resources to protect its intellectual property rights or to defend claims of infringement by third parties, and if Salon is not successful it may lose rights to use significant material or be required to pay significant fees

     Salon's success and ability to compete are significantly dependent on its proprietary content. Salon relies exclusively on copyright law to protect its content. While Salon actively takes steps to protect its proprietary rights, these steps may not be adequate to prevent the infringement or misappropriation of its content, which could severely harm its business. Salon also licenses content from various freelance providers and other third-party content providers. While Salon attempts to ensure that this content may be freely licensed to us, other parties may assert claims of infringement against us relating to this content.

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

Salon's technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its network or a loss of Salon Premium subscribers

     Salon has developed a proprietary online publishing system and has developed, and continues to improve, the software to manage its Salon Premium subscription service. If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery and subscription management, its Website or subscription management systems may not operate properly, which could harm Salon's business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm Salon's business. Moreover, complex software products like its online publishing and subscription management systems frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may impact its business adversely.

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

Salon's internally developed software and software platforms provided by a third party to manage Salon's subscription business might fail resulting in lost subscription income

     Salon's software to manage its subscription business was developed internally to interface with the software provided by a third party. The third party's software provides a gateway to authenticate credit card transactions. Even though Salon is Payment Card Industry (PCI) compliant, if these systems were to fail or not function as intended, credit card transactions might not be processed and Salon's cash resources and revenues would therefore be harmed.

Salon's systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

     Substantially all of Salon's communications hardware and computer hardware operations for its Website are in a facility in San Francisco, California that has been extensively retrofitted to withstand a major earthquake. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in its services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting Salon's Website and could cause advertisers to terminate any agreements with Salon. In addition, Salon could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, Salon's business could be harmed. Salon's insurance policies may not adequately compensate it for any losses that may occur due to any failures of or interruptions in our systems. Salon does not presently have a formal disaster recovery plan.

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

Possible state sales and other taxes could adversely affect Salon's results of operations

     Salon does not collect sales or other taxes from individuals who sign up for Salon subscriptions. During the year ended March 31, 2003, the State of California audited Salon's sales tax returns and found Salon in compliance with its filings and did not object to the fact that it did not collect sales tax on subscriptions. However, one or more other states may seek to impose sales tax collection obligations on out-of-state companies, including Salon, which engage in or facilitate electronic commerce. State and local governments have discussed and made proposals imposing taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could reduce Salon's ability to derive revenue from electronic commerce. Moreover, if any state or foreign country were to assert successfully that Salon should collect sales or other taxes on the exchange of merchandise on its network or to tax revenue generated from Salon subscriptions, its financial results could be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     In October 2005, a warrant to acquire 1,000,000 shares of common stock with an exercise price of $0.05 per share that was issued to a former CEO of Salon, was converted by the former CEO to 642,857 shares of common stock. Salon did not receive any proceeds from this transaction.

     In November 2005, a warrant to acquire 300,000 shares of common stock with an exercise price of $0.04506 per share was exercised by an investor for which Salon received $13,518 in cash. The funds received will be used for working capital and other general corporate purposes.

     The securities were pursuant to an exemption from the registration requirements of the Securities Act of 1933 set forth in Section 506 of Regulation D.

Item 3. Default upon senior securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     At Salon's Annual Meeting of Stockholders held on October 20, 2005, the following individuals were elected to the Board of Directors as Class I directors:

                                   Votes For         Votes Withheld
                                   ---------         --------------
     George Hirsch                 174,730,567           76,093
     John Warnock                  174,751,910           54,750
     Deepak Desai                  174,727,810           78,850

The following proposals were approved at the Annual Meeting of Stockholders:

                                                         Affirmative      Negative       Votes          Not
                                                            Votes          Votes        Withheld       Voted
                                                         -----------    -----------   -----------   -----------
     1.  Approve an amendment to the Salon Media
         Group, Inc. 2004 Stock Plan increasing the
         aggregate number of share that may be
         issued to 16,000,000                            163,060,564      325,023      3,171,331     8,249,542

     2.  Effect a Reverse Stock Split of Outstanding
         Common Stock by a Ratio of 1:10                 168,750,207      191,602       5,864,851        -

     3.  Effect a Reverse Stock Split of Outstanding
         Common Stock by a Ratio of 1:12                 168,714,419      227,990       5,864,251        -

     4.  Effect a Reverse Stock Split of Outstanding
         Common Stock by a Ratio of 1:15                 168,637,744      214,765       5,954,151        -

     5.  Effect a Reverse Stock Split of Outstanding
         Common Stock by a Ratio of 1:20                 174,303,155      200,089         303,416        -

     6.  Ratify the Appointment of Burr, Pilger &
         Mayer LLP as the Independent Registered
         Public Accountants of the Company for
         The Year Ending March 31, 2006                  174,788,899        5,815          11,946        -

Item 5. Other Information.

     Not applicable.


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

4.2.88(1)      Amendment No. 3 to Securities Purchase Agreement dated November
               9, 2005

4.2.89(2)      Amendment No. 4 to Securities Purchase Agreement dated December
               21, 2005

4.2.90(2)      Common Stock Purchase Warrant dated December 21, 2005 issued by
               Salon Media Group, Inc

99.6(1)        Press Release dated November 10, 2005

31.1 Certification of Elizabeth Hambrecht, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2 Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1 Certification of Elizabeth Hambrecht, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2 Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on November 10, 2005.

(2) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed on December 22, 2005.


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         SALON MEDIA GROUP, INC.


Dated:  2/13/06          /s/ Elizabeth Hambrecht
                         -------------------------------------
                         Elizabeth Hambrecht
                         President and Chief Executive Officer



Dated:  2/13/06          /s/ Conrad Lowry
                         -------------------------------------
                         Conrad Lowry
                         Chief Financial Officer and Secretary