Form 10-K
period 2006-03-31
SALON MEDIA GROUP INC
filed 2006-06-28
CIK 1084332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2006
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                         Commission file number 0-26395

                             SALON MEDIA GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                            94-3228750
        (State of Incorporation)        (IRS Employer Identification No.)

                           101 Spear Street, Suite 203
                             San Francisco, CA 94105
                    (Address of principal executive offices)
                                 (415) 645-9200
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.
  Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,279,000 based on the closing sale price of the registrant's common stock on September 30, 2005, which was the last business day of the registrant's most recently completed second fiscal quarter. Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 23, 2006 was 29,988,439 shares.

================================================================================

--------------------------------------------------------------------------------
FORM 10-K
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------

                                                                           Page
PART I                                                                    Number

ITEM 1.    Business........................................................   4

ITEM 1A.   Risk Factors....................................................  13

ITEM 1B.   Unresolved Staff Comments.......................................  23

ITEM 2.    Properties......................................................  23

ITEM 3.    Legal Proceedings...............................................  23

ITEM 4.    Submission of Matters to a Vote of Security Holders.............  23

PART II

ITEM 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.............................................  24

ITEM 6.    Selected Consolidated Financial Data............................  25

ITEM 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  26

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk......  36

ITEM 8.    Consolidated Financial Statements and Supplementary Data........  37

ITEM 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures............................  66

ITEM 9A.   Controls and Procedures.........................................  66

ITEM 9B.   Other Information...............................................  66

PART III

ITEM 10.   Directors and Executive Officers of the Registrant..............  67

ITEM 11.   Executive Compensation..........................................  70

ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters......................  72

ITEM 13.   Certain Relationships and Related Transactions..................  80

ITEM 14.   Principal Accountant Fees and Services..........................  80

--------------------------------------------------------------------------------
FORM 10-K
SALON MEDIA GROUP, INC.
INDEX - (continued)
--------------------------------------------------------------------------------


PART IV

ITEM 15.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.............................................  81

SIGNATURES.................................................................  89

PART I

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, Internet advertising market performance, subscription service plans, non-web opportunities and revenue sources. Although Salon Media Group, Inc. (Salon) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Salon's actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon's public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

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


ITEM 1. Business

Overview

     Founded in 1995, Salon is an Internet publishing pioneer. Salon's award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment. Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well, a user blogging program and recently automated its "Letters to the Editor" feature so that readers can post their own comments to stories directly. Toward the end of calendar year 2005, Salon added several new features, including Broadsheet, a women's news digest; How the World Works, an editorial blog about globalization, and Video Dog, a repertoire of video clips either submitted by Salon's viewers and hosted on Salon's Website or imbedded links to a portal hosting the actual vide clip.

     In its editorial product Salon balances two crucial missions: one, providing original and provocative content on topics that the mainstream media overlook, and two, providing a filter to help sort through the media chatter and clutter to help readers find the stories that matter.

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

     The main entry and navigation point to Salon's ten primary subject-specific sections is Salon's home page at www.salon.com. Built around nine daily features
- War Room, the Fix, Audiofile, the Daou Report, King Kaufman's Sports Daily, Since you Asked, Broadsheet, How the World Works and Video

Dog, Salon provides a rapidly updated array of news, features, interviews, columnists and blogs, including the following:

News & Politics               Salon News & Politics features breaking stories,
                              investigative journalism and commentary, as well as interviews with newsmakers, politicians and pundits. News features Salon's War Room, a daily politics blog by chief political writer Tim
                              Grieve.

Opinion Provocative commentary on timely issues, including weekly columns by Sidney Blumenthal, Joe Conason and Garrison Keillor. Opinion also features the Daou Report, an opinionated guide to the blogosphere.

Technology & Business         Smart, opinionated coverage of Internet news and
                              digital culture from today's best technology writers, along with in-depth features about the business world and the economy. Featuring Patrick
                              Smith's regular Ask the Pilot column and Andrew
                              Leonard's How the World Works blog.

Arts & Entertainment          Arts & Entertainment features movie, music and
                              television reviews and interviews. The section includes frequent television features, extended film coverage including actor and director interviews, a popular gossip column, The Fix, and Audiofile, a daily music download column. In 2006 the Website added Video Dog, a video blog comprised of user generated video clips, as well as regular podcasts. Anchored by TV critic Heather
                              Havrilesky and film critics Andrew O'Hehir and Stephanie Zacharek, this is Salon's most widely-read category after News.

Life Life features articles by thought-provoking writers about family life, motherhood and women's lives and issues, as well as the women's news digest Broadsheet. Cary Tennis' popular advice column, Since You Asked, appears daily.

Books Books include ahead-of-the-curve daily book reviews and interviews with today's most interesting writers. Nationally renowned critics Laura Miller and Andrew O'Hehir anchor this site. In our fiscal year 2007, Salon plans on launching the Literary Guide to the World, which will feature books by geographical area.

Comics The Comics section features the works of comic luminaries Tom Tomorrow, Ruben Bolling, Carol Lay and Keith Knight.

Sports King Kaufman's Sports Daily provides sports news and commentary with an edge.

     Salon has two online communities, The Well and Table Talk, which allow users to discuss Salon content and interact with other users. The Well is a subscription member-only discussion community in which members use their real names to post and only members can view the postings. Table Talk is available for all Internet users to read, but only Salon Premium subscribers may post. The Well online community had approximately 2,800 paying subscribers as of May 31, 2006.

     During the year ended March 31, 2006, Salon did not experience an increase in unique Website visitor traffic and averaged 2.3 million, comparable to prior years. Increasing the number of monthly unique Website visitors is a primary goal for Salon, as each visitor generates page views, and each page view is a potential platform for advertising impressions. The resulting advertising impressions are the primary source of our advertising revenue. For Salon to grow its advertising revenue and ultimately reach profitability, Salon must increase the number of unique Website visitors. Within the last two years, Salon has maxed out on its ability to deliver agreed upon advertising impressions on several occasions due to an insufficient number of unique visitors.

     To entice existing audience to continually return to our Website, and attract and retain new visitors to our Website, during the later half of the year ended March 31, 2006, Salon revamped its Website and introduced new editorial features, blogs, including our popular Video Dog, a video blog, and automated our Letters to the Editor.

     Salon believes that its original, award-winning content allows Salon to attract and retain users who are more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its Website a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online. According to the Spring 2006 results from @Plan, an independent syndicated research firm, Salon's user base has the following characteristics: (a) 59% are between the ages of 25 and 49, with an overall mean average of 43; (b) an average household income of $82,600; (c) 72% have earned a college degree; (d) 50% have professional or managerial positions; and (e) 78% are online every day.

Internet Advertising

     Universal McCann, PricewaterhouseCoopers LLP and the Interactive Advertising Bureau estimate that the total market for all forms of advertising in the United States was approximately $267 billion in calendar year 2005 and $260 billion in calendar year 2004. Of these amounts, according to the IAB Internet Advertising Report, 2005 Full-Year Results, a survey conducted by PricewaterhouseCoopers and sponsored by the Interactive Adverting Bureau (the PWC study), Internet advertising was $12.5 billion in 2005 and $9.6 billion in 2004, a 30% increase. However, Salon was not able to capitalize on this increase due to two main factors: (1) approximately 94% of all Internet advertising continues to be directed to the top fifty companies, consistent with the last several years, and (2) search advertising represents 41% of the Internet advertising format, a segment that Salon does not participate in. In the advertising segment that Salon participates in, the study indicated that display related advertising declined as a percent of total Internet advertising, but increased in total dollar value from approximately $3.7 billion during 2004 to approximately $4.3 billion during 2005, a 17% growth rate, consistent with the prior year.

     As the PWC study indicates that the majority of Internet advertising dollars are going to the 50 largest companies and that 34% of all Internet advertising is for display advertising, it suggests that Salon and all other companies like Salon are competing for a display advertising market of approximately $213 million, based on 2005 results, a decline from $225 million based on 2004 results.

Pay For Online Content

     The Online Publishers Association (OPA) indicated in their March 2006 report that U.S. consumers in calendar year 2005 spent $2.0 billion for online content, compared to $1.8 billion in 2004. The growth in this market was principally in areas that Salon does not participate in, mainly purchases related to entertainment/lifestyle and personals/dating, which garnered $573 million and $503 million of the spending, respectively, in calendar year 2005.

     A market segment for online content in which Salon does participate is the general news category, which the OPA reported annual purchases of $78 million for calendar year 2005, a drop from $88 million in 2004. The OPA indicated that content providers in this category included Websites such as CNN.com, NYTimes.com and the Washingtonpost.com. What these Websites offer for sale are primarily archived stories, video streaming of current news or, in the case of The New York Times, primarily access to select opinion and editorial content, as well as archived stories. Some print newspapers offer some of their content on their Websites "behind a gate," accessible only to paid subscribers in an attempt to stem a decline in circulation. None of these factors lend themselves to why individuals tend to subscribe to Salon Premium. Based on reader surveys, Salon believes that individuals subscribe and pay for Salon Premium primarily to support Salon's original journalism efforts, and to view its content without any advertisements.

     The OPA report indicated that 76% of all subscription revenues in the general news category were for monthly subscriptions during calendar year 2005. Almost all subscriptions to Salon Premium are on an annual cycle, while subscriptions to The Well online discussion forum are predominantly on a monthly basis.

Revenue Sources

     Total revenues for the last three fiscal years, including all other forms of revenues, are as follows (in thousands):

                                       Year Ended March 31,
                    -----------------------------------------------------------
                           2006                 2005                 2004
                     Amount       %       Amount       %       Amount       %
                    -----------------    -----------------    -----------------
Advertising         $  3,685       57%   $  3,567       54%   $  1,753       39%
Salon Premium          2,036       31%      2,207       33%      1,838       41%
All Other                795       12%        854       13%        908       20%
                    --------   ------    --------   ------    --------   ------
          Total     $  6,516      100%   $  6,628      100%   $  4,499      100%
                    ========   ======    ========   ======    ========   ======

     Since inception, Salon has derived the majority of its revenues by providing a platform for advertisers to market their goods and services. Most advertising campaigns are of short duration, generally less than ninety days. Salon's obligations may include a guarantee of a minimum number of impressions, or views by a Website visitor of an advertisement, a set number of "Site Pass" advertisement viewed by a Website visitor or a set number of days that a Site Pass advertisement is to run. To the extent the minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable with an advertiser. If these "make good" amounts are not agreeable to an advertiser, no further revenue is recognized.

     No customer accounted for over 10% of either total revenue or advertising revenue for the years ended March 31, 2006, March 31, 2005, or March 31, 2004.

     Due to an industry wide decline in Internet advertising beginning in calendar year 2000, Salon began offering Salon Premium, a subscription service, to augment the decline in advertising revenues in April 2001. A subsequent rebound in Internet advertising, which Salon was able to capitalize on during its year ended March 31, 2005 and to a lesser extent during its year ended March 31, 2006, has led to a lessened dependence on this source of revenue. Generally, subscriptions to Salon Premium with no advertisement are $35 for an annual subscription and $6 for a monthly subscription. Benefits of Salon Premium include unrestricted access to Salon's content with no banners, pop-ups or site pass advertisements, free magazine subscriptions, free access to the Table Talk on-line discussion forum, and the ability to download content in text or PDF format.

     Salon Premium revenue is recognized ratably over the period that services are provided. For the year ended March 31, 2006, Salon received $1.8 million in cash and recognized $2.0 million of revenue for this service from primarily an approximate 58,700 new and renewed paid one year subscriptions and from approximately 3,900 monthly subscriptions. For the year ended March 31, 2005, Salon received $2.3 million in cash and recognized $2.2 million of revenue for this service from primarily an approximate 79,100 new and renewed paid one year subscriptions and approximately 5,000 monthly subscriptions. For the year ended March 31, 2004, Salon received $1.9 million in cash and recognized $1.8 million of revenue for this service from primarily an approximate 65,300 paid new and renewed one year subscriptions and approximately 12,200 monthly subscriptions.

     During the year ended March 31, 2006, Salon experienced a decline in Salon Premium paid subscriptions. Total paid subscriptions were approximately 84,500 for the year ended March 31, 2005 and approximately 65,500 for the year ended March 31, 2006. The decline in memberships has continued as of this filing and may continue subsequent to this filing. Paid subscriptions as of June 25, 2006 were approximately 62,000. Salon cannot accurately predict if the downward trend will continue for the remainder of its year ending March 31, 2007. The renewal rate for one year paid subscriptions was approximately 69% as of March 31, 2005 compared to approximately 62% as of March 31, 2006. Salon cannot accurately predict if this trend will continue during its year ending March 31, 2007.

     As a result of analyzing the decline in Salon Premium memberships, Salon believes that its Site Pass advertising model (i.e. view an ad or become a member to gain access to the Website), which Salon credits as instrumental to increasing advertising revenues and driving memberships to Salon Premium, inhibits growth in traffic to its Website. Salon contemplates further analysis of these relationships and may adjust its Site Pass advertising model to attract a wider audience. While a wider audience is intended to increase the supply of advertising impressions, and to introduce more potential members to Salon Premium, Salon cannot estimate when, or if, membership to Salon Premium will again increase or if it will be successful in adjusting its Site Pass to achieve desired results.

     Salon derives revenues from The Well, an on-line discussion forum. Revenue is recognized ratably over the subscription period. The revenues recognized and the cash received was $0.5 million each for the years ended March 31, 2006 and March 31, 2005, and $0.6 million for the year ended March 31, 2004.

     Salon generates nominal revenue from the licensing of content that previously appeared in Salon and for providing links to a third party's Website. The third party's Website offers personals/dating services.

Sales and Marketing

     Salon has sales offices in New York City and San Francisco with eight active advertising sales employees as of March 31, 2006, of which four actively solicit orders. As of March 31, 2006, Salon has one individual devoted to business development and two employees associated with Salon Premium membership activities.

     During the year ended March 31, 2006, Salon incurred $0.3 million in advertising costs to promote and attract viewers to its Website, compared to $0.5 million for the year ended March 31, 2005 and $1.1 million for the year ended March 31, 2004. The advertising costs of $0.3 million for the year ended March 31, 2006 were primarily the use of non-cash advertising credits. These credits resulted from an investment in Salon by Rainbow Media Holdings in January 2000 in the form of prepaid advertising rights, which has provided advertising in various television networks without the use of cash. Advertising costs for the years ended March 31, 2005 and March 31, 2004 included the usage of approximately $0.5 million and $1.1 million, respectively, of such non-cash advertising credits.

     During the year ended March 31, 2003, Rainbow Media Holdings transferred a portion of its obligation to provide Salon with advertising credits to NBC's Bravo channel, while still retaining a portion of the overall obligation. The transfer occurred due to the sale by Cablevision, which owns Rainbow Media Holdings, of its Bravo channel to NBC.

Competition

     Salon competes for advertising revenues with numerous Websites, with the 50 largest companies attracting an estimated 94% of all the advertising dollars according to the PWC study. These companies have Websites that include major portals such as Yahoo.com, major search engines such as Google and major online media publications such as CNN.com.

     As of March 31, 2006, Salon believes it has no direct competitor for its Salon Premium subscription payment plan. Even though some Websites such as the New York Times, that primarily charges for access to select opinion and editorial content and archived stories, the Washington Post that charges for archived stories, or the Wall Street Journal that has an online-edition subscription plan, they do not provide general interest news and information as presented by Salon. Salon believes that its award winning content and independence attract individuals to Salon's Website, and ultimately to subscribe to its Salon Premium pay-for-online-content service.

Salon's Strategy

     Increasing unique visitors to Salon's Website and the resulting page views that serve as a platform for advertising impressions is key to Salon's revenue growth. In addition to the revenue generated from advertising, an increase in unique visitors could increase revenue from subscriptions as each new visitor to Salon's Website is a potential new subscriber to Salon Premium. Salon is exploring ways to reach new readers and has made audience development a priority among its business goals. Although Salon has not in the last several years allocated, and does not currently contemplate in its next fiscal year allocating any significant cash resources towards such efforts, Salon has formed and is working to form partnerships and alliances to deliver Salon's award-winning, unique, and compelling content to a broader audience. Strategies to grow our audience include:

     o Initiating content distribution programs. By syndicating Salon's content to other Websites with audiences with distinct demographics, such as college portals and affinity sites, which it has done to some extent subsequent to March 31, 2006, Salon hopes to expand its traditional readership base. Also subsequent to March 31, 2006, Salon forged several agreements to syndicate articles to mobile devices, including smart phones and other mobile readers.

     o Structuring our content to take advantage of search engine optimization (SEO) and potentially deploy search engine marketing plans, to help drive more search traffic to Salon's Website.

     o Continuing to offer, and potentially expand, a family of in-house editorial blogs implemented during the year ended March 31, 2006, which cover everything from breaking political news to the latest videos. The blogs that Salon has already introduced feature a lively and vocal comments section where readers can react to and discuss postings.

     o Continuing to implement a no Site-Pass required "Blogger Outreach" marketing program with key and influential bloggers such as the Huffington Post and the Drudge Report to encourage more linking from their Website back to Salon's Website. The rollout of this program began in February 2006.

     o Continuing to redesign Salon's Website architecture to be more "story-centric", to provide readers with easier navigation, access and knowledge of other content, and to encourage return visits and associated increase in advertising impressions.

     o Increasing the visibility of Salon's content by taking advantage of RSS, which Salon primarily launched subsequent to March 31, 2006 to increase traffic. Under RSS, Salon's content summaries are sent, or fed, directly to end users. Salon now uses a feed management tool and platform to make it simple for readers to subscribe to Salon content feeds as well as provide Salon with key insights into feed readership.

New Channels of Content Distribution

     Salon will be promoting syndication of its content via a partnership with an interactive media and technology company that enables affinity brands and groups, including colleges, to receive private-labeled content and communications. Portions of Salon's content will be a default option on over 200 brands and colleges with which our partner has relationships.

     Portable mobile devices such as PDAs, smart phones and mobile book readers have become platforms for displaying content, photos, games and services. Recently developed new technologies enable these devices to allow users to easily download content using a wireless network or sync technology. Even though prior partnerships with mobile device content providers have not proven fruitful, or have only been made available to Salon Premium members, Salon believes that such partnerships could eventually be a significant driver of traffic to our Website. Therefore, subsequent to March 31, 2006, Salon licensed its content for display on mobile devises with Mobileplay, a mobile device content provider, and hopes to enter into similar agreements in the future. Even though the agreement with Mobileplay calls for a revenue share, Salon does not anticipate this to be a significant source of revenue.

     Salon's strategy also includes a program of syndicating content to search aggregators such as Topix.net, KeepMedia, and Highbeam that gather news and article content from a variety of information sources and categorize them by keyword or topic, present the information on their Websites and then provide direct hyperlinks (in the form of article headlines and first sentence abstracts) to the Salon Website. Salon contemplates generating minimal direct revenues but potentially significant traffic from these sources.

New Revenue Streams

     To optimize additional revenue opportunities on its existing pages, Salon, in the quarter ended March 31, 2006 started using ad inventory provided by Google Ad Sense for Content, Yahoo's Publisher Network, and AdBrite. These ads augment traditional direct sales advertising and generate additional revenue because they are positioned either lower on the page or in locations that are not purchased by traditional brand advertisers.

     Salon has offered RSS feeds in its commitment to provide timely content such as headlines and popular columns to feed subscribers. With the new insights and subscriber statistics from Feedburner, Salon can now gather key demographics and forecast advertising inventory for an entirely new marketing channel. Salon plans to begin monetization of its feeds during July 2006 which initially may lead to nominal revenue and a new advertiser base. The RSS feeds should lead to increased traffic to Salon's Website, and therefore allow it to serve more advertisements and increase its revenues.

Search Engine Optimization(SEO) Plans

     The search engine marketing and advertising industry has rapidly grown over the past few years, and Salon is accordingly adopting strategies and technologies to attract more traffic from search engines. Salon will utilize best practices such as on-page optimization and a search friendly architecture to maximize the number of times that Salon's content is reflected in search results, which in turn should lead to increased traffic to Salon's Website.

"Story-Centric" and Disaggregation Design Enhancements to Main Site

     To retain its current audience, and retain future visitors to its Website, Salon's strategy includes delivering to users a graphically pleasing and coherent site, and building a system that both delivers and aggregates information to multiple sources and devices. Salon began this process during its fiscal year ended March 31, 2006 by launching a revamped Website with a look and feel which it believes better suits Website visitors. During the year ending March 31, 2007, Salon will continue to redesign its Website around the notion that each page is an entry point and that navigation and information on each page should encourage more page views. Goals of the redesign include improved navigation, content access and ambitious new features and content, including links to related information and blogs, and "most-emailed" stories. Salon contemplates that its revamped Website will also emphasize individual writers and articles, as well as promote syndication and re-use of content through the technologies of content networking.

Halting the Decline in Salon Premium Revenues

     During the year ended March 31, 2006, Salon experienced a steady decline in Salon Premium subscriptions and corresponding revenues. Salon's strategy to halt this decline centers on expanding free additional offerings to subscribers. The contemplated new offerings include possibilities such as free trial memberships to film or music download services, which would cost little or nothing to Salon. Salon Premium members will also be offered advanced Web services capabilities such as a Salon portal, Salon browser toolbar, and personalization and other interactive features.

Convert the Utilization of our Advertising Credits from Television to Web Based

     Salon has $5.4 million of advertising credits which are valued at $3.7 million on our balance sheet. Since acquiring these credits, Salon has only utilized the credits to run advertisements on television, an advertising medium that Salon feels is not effective in driving viewers to its Website. Salon hopes to be able to utilize the value of its credits to run Web based advertisements on various Web properties owned by the granters of the credits. There is no certainty that Salon will be able to come to a mutually acceptable agreement with the granters of the credits.

Infrastructure and Operations

     Salon has created a flexible publishing structure that enables it to develop its content while responding quickly to news events and take advantage of the ease of distribution provided by the Internet. Salon content is deployed on its proprietary software platform and captured in a database for reuse in Web and other formats. The system allows Salon content to be easily redistributed to other Websites, newspapers, magazines, and electronic devices. During the year ended March 31, 2006, Salon revamped the look and feel of its Website to make it more appealing to its audience. Salon contemplates continued changes to its Website. Salon also contemplates revamping the architecture of its Web publishing system in the upcoming year to improve its functionality and to take better advantage of SEO.

     Salon's Website is supported by a variety of servers using the Solaris and Linux operating systems. Salon's top technical priority is the fast delivery of pages to its users. Salon's systems are designed to handle traffic growth by balancing the amount of traffic among multiple servers. Salon relies on server redundancy to help achieve its goal of 24 hour, seven-day-a-week Website availability. Regular automated backups protect the integrity of Salon data. Salon servers are maintained by a third-party facility in San Francisco, in a building capable of withstanding a major earthquake. The third-party provides continuous monitoring of the servers.

     Software to maintain and manage Salon Premium was created in-house and upgraded in May 2003. Salon is currently in the process of upgrading this software to further improve its functionality and customer support features. Salon's system to manage its Salon Premium subscription program currently complies with the Payment Card Industry (PCI) Data Security Standard.

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

Employees

     As of March 31, 2006, Salon has 64 full-time employees. Salon believes its employee relations are good. No employees of Salon are represented by a labor union or are subject to a collective bargaining agreement. Salon's future success is highly dependent on the ability to attract, hire, retain and motivate qualified personnel.

ITEM 1A. Risk Factors

Factors That May Affect Salon's Future Results and Market Price of Stock

Salon's projected cash flows may not meet expectations

     Salon relies on cash projections to run its business. The most significant component of Salon's cash projections is cash to be generated from advertising sales and, to a lesser extent, cash to be generated from Salon Premium. Forecasting cash receipts from advertising sales for an extended period of time is problematic due to the short duration of most advertising sales. If projected cash inflows and outflows do not meet expectations, Salon's ability to continue as a going concern may be adversely affected.

     If Salon forecasts or experiences periods of limited, or diminishing cash resources, Salon may need to issue additional securities. There is no guarantee that Salon will be able to issue additional securities in future periods to meet cash needs and, if it is unable to raise additional cash, Salon's ability to continue as a going concern may be adversely affected.

Salon may issue additional preferred stock at effective prices lower than current common stock market prices that may result in non-cash charges to operations

     The certificate of designation and preferences and rights of the Series D preferred stock stipulates that the Series D conversion price will be equal to 70% of the average closing sales price of Salon's common stock for the thirty days prior to the date Salon provides notice to purchasers of its intent to sell additional shares of Series D preferred stock. Such a discount, and the time lag between the date of the notice and the date a transaction is consummated, may trigger a non-cash preferred deemed dividend charge. In connection with the sale of 209 shares of Series D-3 in December 2005, it incurred a preferred deemed dividend charge of $1.0 million. Currently, there are 1,042 shares of authorized and unissued shares of Series D preferred that it may sell. Salon cannot predict to what extent it may incur future preferred deemed dividend charges, if any.

Salon has relied on related parties for significant investment capital

     Salon has been relying on cash infusions from related parties to fund operations. The related parties are primarily John Warnock, a Director of Salon, and William Hambrecht. William Hambrecht is the father of Salon's President and Chief Executive Officer. Subsequent to March 31, 2006, these two related parties, in conjunction with affiliated entities, exercised warrants for which Salon received $0.5 million. In addition, William Hambrecht and John Warnock have committed to provide Salon with $0.4 million in cash in July 2006 from the exercise of outstanding warrants and from the purchase of additional shares of Series D preferred stock. Curtailment of cash investments by related parties could detrimentally impact Salon's cash availability and its ability to fund its operations.

Salon's principal stockholders can exercise a controlling influence over Salon's business affairs and they may make business decisions with which non-principal stockholders disagree that may affect the value of their investment

     Based on information available to Salon, the holders of Salon's Series A, B, C and D preferred stock collectively own approximately 95% of all voting securities as of May 15, 2006. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 69% is held by related parties, including former Directors, of which approximately 21% is controlled directly or indirectly by

William Hambrecht and approximately 41% by Director John Warnock. Therefore, related parties by themselves own a controlling interest in Salon.

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

Future sales of Salon's common stock by principal stockholders of significant number of shares of its stock could cause its stock price to decline.

     Salon's preferred stock holders can convert 8,558 shares of preferred stock to approximately 183 million shares of common stock at their discretion, and as a group, hold over 18 million shares of common stock. Even though only one shareholder during the year ended March 31, 2006 converted one share of Series A preferred stock and 36 shares of Series C preferred stock to 760,173 shares of common stock, other more significant holders of preferred stock could convert their holdings to common stock. If these stockholders convert their shares of preferred stock to common stock and sell the resulting shares, such an inflow of common stock into the securities market may cause the price of Salon's common stock to decline.

Salon's preferred stockholders are entitled to potentially significant liquidation preferences of Salon's assets over common stockholders in the event of such an occurrence

     Salon's Series A, B, C and D preferred stockholders have liquidation preferences to common stockholders of the first approximately $21.7 million in potential sales proceeds as of March 31, 2006, which includes the effect of undeclared dividends of $2.4 million. If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $21.7 million of cash distributions, while the holders of common stock would receive none of this amount. If a liquidation event were to occur in excess of $21.7 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

Salon has historically lacked significant revenues and has a history of losses

     Salon has a history of significant losses and expects to incur a loss from operations, based on generally accepted accounting principals, for its fiscal year ending March 31, 2007 and potentially in future years. Once Salon attains profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

     Burr, Pilger & Mayer LLP, Salon's independent registered public accounting firm for the years ended March 31, 2004, March 31, 2005, and March 31, 2006, included a "going-concern" audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about Salon's ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the "going-concern" opinions, Salon's stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Salon's Site Pass advertising model may inhibit traffic to its Website, which would harm its revenues and business

     As a result of analyzing the traffic patterns to Salon's Website, Salon believes that its Site Pass advertising model, which Salon credits as instrumental in increasing advertising revenues, and driving memberships to Salon Premium, inhibits growth in traffic to its Website. Salon contemplates further analysis of these relationships and may adjust its Site Pass advertising model to attract a wider audience. While a wider audience is intended to increase the supply of advertising impressions, and to introduce more potential members to Salon Premium, Salon cannot estimate when, or if, membership to Salon Premium will again increase or if it will be successful in adjusting its Site Pass to achieve desired results.

Salon's operations require attractive content, subscriber interest, and confidence by subscribers that the subscription offering warrants their long-term support and investment

     Salon is under budgetary constraints to control expenditures. These constraints affect editorial staffing levels and the purchase of content from freelance writers. These constraints affect the quantity of content published on Salon's Website and consequently, a positive experience of Website visitors. The positive experience leads to recurring Website visits and new subscriptions to Salon Premium. The absence of any of these factors could impair the results, revenue and cash flow from subscriptions. Salon cannot predict how many new Salon Premium subscriptions it will acquire.

Salon Premium memberships have been declining and may continue to decline, adversely affecting revenues and available cash

     Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002. Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004. However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 65,500 as of March 31, 2006. If this decline were to continue, Salon's operations and available cash could be adversely affected.

Salon has depended on advertising sales for much of its revenues, and its inability to maintain or increase advertising revenues will harm its business

     Maintaining or increasing Salon's advertising revenues depends upon many factors, including whether it will be able to:

     o successfully sell and market its Website Site Pass or other rich media advertisements;

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

     o    increase the dollar amount of the advertising orders it receives;

     o    increase awareness of the Salon brand;

     o    improve the technology for serving advertising on its Website;

     o    handle temporary high volume traffic spikes to its Website;

     o accurately measure the number and demographic characteristics of its users; and

     o    attract and retain key sales personnel.

Legislative Action and Potential New Accounting Pronouncements are likely to cause its general and administrative expenses and other operating expenses to increase

     To comply with the Sarbanes-Oxley Act of 2002 and proposed accounting changes by the Securities and Exchange Commission, Salon may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause its general and administrative costs to increase. Recently adopted changes in the accounting rules for employee stock options as a compensation expense, among other accounting rules, could materially increase the expenses that it reports under generally accepted accounting principles and adversely affect its operating results.

Hackers may attempt to penetrate Salon's security system; online security breaches could harm its business

     Consumer and supplier confidence in Salon's Website depends on maintaining relevant security features. Security breaches also could damage its reputation and expose it to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated sectors of its systems and Salon expects that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate network security could misappropriate proprietary information or cause interruptions in its products and services, Salon may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, Salon may not have a timely remedy against a hacker who is able to penetrate its network security. Such security breaches could materially affect Salon. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose it to significant liability. Salon's insurance policies may not be adequate to reimburse it for losses caused by security breaches. Salon also faces risks associated with security breaches affecting third parties with whom it has relationships.

Salon's stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond its control, that may prevent its stockholders from reselling its common stock at a profit

     The securities markets have experienced significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, have and may continue to reduce the market price of its common stock, regardless of its operating performance. In addition, Salon's operating results could be below the expectations of public market analysts and investors, and in response, the market price of its common stock could decrease significantly.

With a volatile share price, Salon may be the target of securities litigation, which is costly and time-consuming to defend

     In the past, following periods of market volatility in the price of a company's securities, security holders have instituted class action litigation. Salon's share price has in the past experienced price volatility, and may continue to do so in the future. Many companies have been subjected to this type of litigation. If the market value of its common stock experiences adverse fluctuations and it becomes involved in this type of litigation, regardless of the merits or outcome, Salon could incur substantial legal costs and its management's attention could be diverted, causing its business, financial condition and operating results to suffer. To date, Salon has not been subjected to such litigation.

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

     o    the economic and business cycle;

     o    the level of Internet usage;

     o    Salon's ability to attract, integrate and retain qualified personnel;

     o technical difficulties or system downtime affecting the Internet generally or the operation of Salon's Website; and

     o    the amount and timing of operating costs.

     Due to the factors noted above and the other risks discussed in this section, one should not rely on quarter-to-quarter comparisons of Salon's results of operations as an indication of future performance. It is possible that some future periods' results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of its common stock may decline.

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

Salon's promotion of the Salon brand must be successful to attract and retain users as well as advertisers and strategic partners

     The success of the Salon brand depends largely on its ability to provide high quality content and services. If Internet users do not perceive Salon's existing content and services to be of high quality, or if Salon introduces new content and services or enters into new business ventures that are not favorably perceived by users, Salon may not be successful in promoting and maintaining the Salon brand. Any change in the focus of Salon's operations creates a risk of diluting its brand, confusing consumers and decreasing the value of its user base to advertisers. If Salon is unable to maintain or grow the Salon brand, its business could be severely harmed.

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

Salon may expend significant resources to protect its intellectual property rights or to defend claims of infringement by third parties, and if Salon is not successful it may lose rights to use significant material or be required to pay significant fees

     Salon's success and ability to compete are significantly dependent on its proprietary content. Salon relies exclusively on copyright law to protect its content. While Salon actively takes steps to protect its proprietary rights, these steps may not be adequate to prevent the infringement or misappropriation of its content, which could severely harm its business. Salon also licenses content from various freelance providers and other third-party content providers. While Salon attempts to ensure that such content may be freely licensed to it, other parties may assert claims of infringement against it relating to such content.

     Salon may need to obtain licenses from others to refine, develop, market and deliver new services. Salon may not be able to obtain any such licenses on commercially reasonable terms or at all or rights granted pursuant to any licenses may not be valid and enforceable.

     In April 1999 Salon acquired the Internet address www.salon.com. Because www.salon.com is the address of the main home page to its Website and incorporates its company name, it is a vital part of its intellectual property assets. Salon does not have a registered trademark on the address, and therefore it may be difficult for it to prevent a third party from infringing on its intellectual property rights in the address. If Salon fails to adequately protect its rights in the Website address, or if a third party infringes its rights in the address, or otherwise dilutes the value of www.salon.com, its business could be harmed.

Salon's technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website or a loss of Salon Premium subscribers

     Salon has developed a proprietary online publishing system and has developed, and continues to improve, the software to manage its Salon Premium subscription service. If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery and subscription management, its Website or subscription management systems may not operate properly, which could harm Salon's business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm Salon's business. Moreover, complex software products like its online publishing and subscription management systems frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may impact its business adversely.

Salon relies on software, purchased from an independent supplier, to deliver and report some of its advertising, the failure of which could impair its business

     Salon uses software, purchased from an independent supplier, to manage and measure the delivery of advertising on its Website. The software is essential to Salon whenever an advertiser does not stipulate ad serving from a third party such as Doubleclick. This type of software may fail to perform as expected. If this software malfunctions, advertisements may not be served correctly on its Website, or if the software does not accurately capture impression information, then Salon's advertising revenues could be reduced, and its business could be harmed.

Measurement standards for Internet based advertising may not evolve to the extent necessary to support Internet advertising, thereby creating uncertainty about the viability of Salon's business model

     It is important to Salon's advertisers that Salon accurately presents the demographics of its user base and the delivery of advertisements on its Website. Salon depends on third parties to provide certain advertiser-requested services. If such third parties are unable to provide these services in the future, Salon will need to perform this function itself or obtain such services from another provider, if available. This could cause Salon to incur additional costs or lose revenue due to a lower level of service. Companies may choose not to advertise on Salon or may pay less for advertising if they do not perceive its measurements or measurements made by third parties to be reliable.

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

     Increased competition could result in advertising price reductions or loss of market share, any of which could harm Salon's business. Competition is likely to increase as new companies enter the market and current competitors expand their services. Many of Salon's present and potential competitors are likely to enjoy substantial competitive advantages over Salon. If Salon does not compete effectively or if it experiences any pricing pressures or loss of market share resulting from increased competition, its business could be harmed.

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

     Salon may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. Protection may not be available at a reasonable price or at all.

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

Salon's systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

     Substantially all of Salon's communications hardware and computer hardware operations for its Website are in a facility in San Francisco, California that has been extensively retrofitted to withstand a major earthquake. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in its services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting Salon's Website and could cause advertisers to terminate any agreements with Salon. In addition, Salon could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, Salon's business could be harmed. Salon's insurance policies may not adequately compensate it for any losses that may occur due to any failures of or interruptions in its systems. Salon does not presently have a formal disaster recovery plan.

     Salon's Website must accommodate a high volume of traffic and deliver frequently updated information. It is possible that Salon will experience systems failures in the future and that such failures could harm its business. In addition, its users depend on Internet service providers, online service providers and other Website operators for access to its Website. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to its systems. Any of these system failures could harm its business.

Privacy concerns could impair Salon's business

     Salon has a policy against using personally identifiable information obtained from users of its Website and services without the user's permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If Salon uses personal information without permission or in violation of its policy, Salon may face potential liability for invasion of privacy for compiling and providing information to its corporate customers and electronic commerce merchants. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Union, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, its business, financial condition and results of operations could be materially harmed.

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

     A Delaware corporation may opt out of the Delaware anti-takeover laws if its certificate of incorporation or bylaws so provide. Salon has not opted out of the provisions of the anti-takeover laws. As such, these laws could prohibit or delay mergers or other takeover or change of control of Salon and may discourage attempts by other companies to acquire Salon.

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

     In addition, an employment agreement with an executive officer subsequent to March 31, 2006 provides for the payment of severance and acceleration of the vesting of options in the event of termination of the executive officer following a change of control of Salon. These provisions in offer letters could have the effect of discouraging potential takeover attempts.

ITEM 1B. Unresolved Staff Comments

     None.

ITEM 2. Properties

     Salon leases 8,623 square feet of office space at 101 Spear Street, San Francisco, California. Approximately three years remain on the lease, which terminates in February 2009.

     Salon leases nominal office space at 41 East 11th Street, 11th Floor, New York, NY and at 3409 1/2 M Street NW, Washington, DC. The lease for the New York office terminated on May 31, 2006 and was renewed for an additional one year term. Salon also leases minimal space to host its servers with the lease expiring in September 2007.

Salon believes that its existing properties are in good condition and are suitable for the conduct of its business.

ITEM 3. Legal Proceedings

     Salon is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Matters

     On June 22, 1999, Salon had its initial public offering, with its common stock quoted on the NASDAQ National Market under the symbol SALN. Due to Salon's inability to meet the continued listing requirements of the NASDAQ Market, on November 21, 2002 Salon's common stock instead began trading in the OTC (Over-The-Counter) Bulletin Board marketplace under the symbol SALN.OB

     Information with respect to the quarterly high and low sales prices for Salon's common stock for its fiscal years 2006 and 2005, based on sales transactions reported by the OTC (Over-The-Counter) Bulletin Board, is provided below:

                         Fiscal Year Ended   Fiscal Year Ended
                           March 31, 2006      March 31, 2005
                         -----------------   -----------------
For the quarters ended     High     Low        High     Low
                         -------- --------   -------- --------
   June 30                 0.30     0.15       0.24     0.10
   September 30            0.20     0.13       0.24     0.10
   December 31             0.51     0.11       0.18     0.09
   March 31                0.55     0.18       0.69     0.10

     There were 249 holders of record of Salon common stock as of June 23, 2006. This number was derived from Salon's stockholder records, and does not include beneficial owners of Salon's voting common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. The closing price of Salon's common stock on June 23, 2006 was $0.20 per share.

     Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

     Salon has never repurchased any of its equity securities.

ITEM 6. Selected Consolidated Financial Data

                                           Dollar amounts in thousands, except per share
                                        ----------------------------------------------------
Year Ended March 31,                      2006       2005       2004       2003       2002
------------------------------------    --------   --------   --------   --------   --------
Net revenues                            $  6,516   $  6,628   $  4,499   $  4,003   $  3,619
Net loss (1)                            $  1,122   $    518   $  6,046   $  5,597   $  8,000
Net loss attributable to common
    stockholders (2)                    $  2,162   $    358   $  8,661   $  5,678   $ 11,286
Basic and diluted net loss per share
attributable to common stockholders     $   0.13   $   0.02   $   0.61   $   0.41   $   0.83
Weighted average common shares
    outstanding used in computing
    per share amounts (thousands)         16,188     14,390     14,099     13,938     13,547
Cash and cash equivalents               $    441   $    686   $    696   $    162   $  1,542
Prepaid advertising rights              $  3,718   $  3,970   $  4,430   $  5,480   $  6,266
Total assets                            $  5,304   $  6,069   $  6,270   $  7,590   $ 11,342
Capital leases - long-term portion      $      -   $      -   $      -   $     18   $     77
Total long-term liabilities (3)         $    120   $     82   $  2,621   $    569   $    229

(1) The net loss for the year ended March 31, 2003 includes write-down of long-lived assets of $345 related to certain leasehold improvements. The net loss for the year ended March 31, 2002 includes a write-down of long-lived assets of $782 due to impairments.

(2) The net loss attributable to common stockholders for the year ended March 31, 2006 includes a preferred deemed dividend charge of $1,040 from the issuance of Series D preferred stock. The charge represents the difference between the offering price of Salon's Series D preferred stock and the fair value of Salon's common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction. The net loss attributable to common stockholders for the fiscal year ended March 31, 2005 includes a net preferred deemed dividend benefit of $160 derived from a benefit of $470 from a decrease in value of warrants previously issued to preferred stockholders and a charge of $310 from the issuance of Series D-2 preferred stock during the year. The charge represents the difference between the offering price of Salon's Series D preferred stock and the fair value of Salon's common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction. The net loss attributable to common stockholders for the fiscal year ended March 31, 2004 includes a preferred deemed dividend of $2,615 that included $2,040 resulting from the difference between the offering price of Salon's Series C preferred stock and warrants sold in February 2004 and the deemed fair value of Salon's common stock on the date of the transaction and $575 from the change in value during the year ended March 31, 2004 of warrants issued to preferred stockholders. The net loss attributable to common stockholders for the fiscal year ended March 31, 2002 includes a preferred deemed dividend of $3,189 which was the difference between the offering price of Salon's Series A preferred stock sold in August and September 2001 and the deemed fair value of Salon's common stock on the date of the transaction.

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


ITEM 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview

     Salon is an Internet media company that produces a content Website with ten subject-specific sections, and two online communities - The Well and Table Talk. Salon was incorporated in July 1995 and launched its initial Website in November 1995.

     A significant portion of Salon's revenues is derived from advertising revenues from the sale of promotional space on its Website. The sale of promotional space is generally less than ninety days in duration. Advertising units sold include "rich media" streaming advertisements, as well as traditional banner and pop-up advertisements.

     Salon also derives a significant portion of its revenues from its Salon Premium subscription program. Subscriptions to Salon Premium are generally $35 for one year. Salon Premium revenue is recognized ratably over the period that services are provided. During the years ended March 31, 2006 and 2005, Salon received $1.8 million and $2.3 million in cash and recognized $2.0 million and $2.2 million of revenue for this service, respectively.

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

     Production and content expenses consist primarily of salaries and related expenses for Salon's editorial, artistic, and production staff, online communities' staff, payments to freelance writers and artists, bandwidth costs associated with serving pages and hosting our online communities on our Website, credit card transaction costs and costs of serving ads.

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel costs, travel, and other costs associated with Salon's sales force, business development efforts and its Salon premium service. It also includes advertising, promotional and distribution costs and the amortization of prepaid advertising rights.

     Information technology support expenses consist primarily of salaries and related personnel costs associated with the development, testing and enhancement of Salon's software to manage its Website, and to maintain and enhance the software utilized in managing Salon Premium, as well as supporting marketing and sales efforts.

     General and administrative expenses consist primarily of salaries and related personnel costs, accounting and legal fees, and other fees associated with operating a publicly traded company.

     Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2006, Salon had an accumulated deficit of $93.5 million. These losses have been funded primarily through the issuance of common stock from Salon's initial public offering in June 1999, issuance of preferred stock, and from the issuance of convertible notes payable.

     Burr, Pilger & Mayer LLP, Salon's independent accountants for the years ended March 31, 2006, March 31, 2005 and March 31, 2004 have included a paragraph in their report indicating that substantial doubt exists as to Salon's ability to continue as a going concern because of Salon's recurring operating losses, negative cash flow and accumulated deficit.

     Salon has not recorded a provision for federal or state income taxes since inception due to reoccurring operating losses. At March 31, 2006 Salon had net operating loss carryforwards of $64.1 million for federal income tax purposes that begin to expire in March 2015, and $33.1 million for California income tax purposes that began to expire for the year ended March 31, 2006. Utilization of Salon's net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets. The net valuation allowance increased $0.3 million during the year ended March 31, 2006 to $25.0 million. Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. These factors include Salon's history of net losses since inception and expected near-term future losses.

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

     Advertising revenues, derived from the sale of promotional space on its Website, comprised 57% and 54% of Salon's revenues, respectively for the years ended March 31, 2006 and 2005. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon's obligations typically include the guarantee of a minimum number of impressions, a set number of Site Pass advertisement viewed, or a set number of days that a Site Pass advertisement will run. To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable with an advertiser. If these "make good" impressions are not agreeable to an advertiser, no further revenue is recognized.

     Salon Premium, a pay for online content service, provides unrestricted access to Salon's content with no banners, pop-ups or site pass advertisements, and includes free magazine subscriptions, free access to Table Talk, an on-line forum, and the ability to download easily content in text or PDF format, a convenience that enables readers to view Salon's content when not connected to the Internet. The subscription duration for Salon Premium is generally one year. Non Salon Premium subscribers can gain access to Salon's content after viewing some form of advertisement.

     Salon offers The Well as a monthly subscription service for access to on-line discussion forums. Revenue is recognized ratably over the subscription period.

Prepaid Advertising Rights

     In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings and received $11.8 million of advertising credits that were to be utilized for up to ten years. As the per share price of Salon's common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million. As of March 31, 2006, Salon has $5.4 million advertising credits resulting from the transaction, valued at $3.7 million for financial reporting purposes. The common stock sale agreement stipulates that the advertising credits be utilized through December 31, 2009. Salon therefore contemplates accelerating the use of these credits in future years.


Results of Operations

Fiscal Years Ended March 31, 2006 and 2005

Net Revenues

     Salon's net revenue decreased 2% to $6.5 million in the year ended March 31, 2006 from $6.6 million in the year ended March 31, 2005.

     Advertising revenues increased 3% to $3.7 million for the year ended March 31, 2006 from $3.6 million for the year ended March 31, 2005. The increase in advertising sales reflects an industry wide trend of corporations earmarking more funds for Internet advertising.

     Salon Premium subscription revenues decreased by 8% to $2.0 million for the year ended March 31, 2006 from $2.2 million for the year ended March 31, 2005. The drop in Salon Premium revenues recognized for the year ended March 31, 2006 compared to the year ended March 31, 2005 is attributable to a substantial reduction in the number of new subscribers. Paid one year subscriptions were approximately 58,700 for the year ended March 31, 2006 compared to approximately 79,100 for the year ended March 31, 2005. The larger number of paid one year subscribers during the year ended March 31, 2005 was primarily attributable to capitalizing on reader interest in Salon's political coverage during the 2004 election year, with no comparable event taking place this year. The drop in paid one year subscribers negatively impacted our renewal rate which declined from approximately 69% as of March 31, 2005 to approximately 62% as of March 31, 2006. In addition, paid one month subscriptions declined to approximately 3,900 for the year ended March 31, 2006 compared to approximately 5,000 for the year ended March 31, 2005. As a result of these factors, the number of paid subscribers decreased from approximately 84,500 at March 31, 2005 to approximately 65,500 at March 31, 2006. As of June 25, 2006, Salon had approximately 62,000 paid subscribers.

     In analyzing the traffic patterns on its Website, Salon believes that its Site Pass advertising model, which Salon credits as instrumental in increasing advertising revenues, and driving memberships to Salon Premium, inhibits a growth in traffic to its Website. Salon contemplates further analysis of these relationships and may adjust its Site Pass advertising model to attract a wider audience. While a wider audience is intended to increase the supply of advertising impressions, and to introduce more potential members to Salon Premium, Salon cannot estimate when, or if, membership to Salon Premium will again increase or if it will be successful in adjusting its Site Pass to achieve desired results.

     All other sources of revenue were $0.8 million for the year ended March 31, 2006 and the year ended March 31, 2005. Approximately $0.5 million of this revenue was derived from the Well, an online discussion forum. During Salon's second quarter ended September 30, 2005, Salon announced that it was seeking a buyer for this business.

Production and Content

     Production and content expenses during the year ended March 31, 2006 were $4.5 million versus $4.4 million for the year ended March 31, 2005, an increase of $0.1 million. The nominal 1% increase primarily reflects recognizing $0.1 million of stock compensation expense this year and none last year, $0.1 million of additional salary related costs from an increase in staff, offset by a $0.1 million reduction in ad serving costs.

Sales and Marketing Expenses

     Sales and marketing expenses during the year ended March 31, 2006 were $1.5 million versus $1.9 million for the year ended March 31, 2005, a decrease of $0.4 million. The 20% decrease primarily reflects utilizing $0.2 million fewer advertising credits this year compared to last year, salary related costs declining by $0.1 million as the amounts of commissions earned were less than last year and a business development position was unfilled for most of the year. In addition, the results for the year ended March 31, 2005 included a $0.1 million charge related to the issuance of a warrant to purchase common stock that was granted as part of a separation agreement.

     As of March 31, 2006, Salon has $5.4 million of advertising credits that it has valued at $3.7 million. The agreement that allows for the utilization of the advertising credits will expire on December 31, 2009. Therefore, Salon anticipates accelerating the utilization of these credits in the coming years.

Information Technology Support Expenses

     Information technology support expenses during the year ended March 31, 2006 were $0.7 million versus $0.6 million for the year ended March 31, 2005, an increase of $0.1 million. The 10% increase was primarily attributable to hiring technical consultants and the value of a warrant issued as part of a severance agreement.

General and Administrative Expenses

     General and administrative expenses the year ended March 31, 2006 were $1.0 million versus $0.8 million for the year ended March 31, 2005, an increase of $0.2 million. The 26% increase primarily resulted from a $0.1 million increase in salary related costs attributable to raises awarded to two officers in February 2005, an addition of one staff member and $0.1 million is attributable to a general increase in other corporate expenses.

Interest and other income (expense)

     Interest and other income (expense) for the year ended March 31, 2006 was essentially nil compared to a benefit of $0.6 million for the year ended March 31, 2005.

     The results for the year ended March 31, 2005 included benefits of $0.4 million from a decrease in value of warrants previously issued to convertible note holders and approximately $0.2 million from monies received to finance editorial content. During the year ended March 31, 2005, Salon amended its Certificate of Incorporation, increasing the number of authorized shares from 50,000,000 to 600,000,000, thereby relieving the requirement for Salon to record charges or benefits in future periods relating to the value of warrants.

Preferred Deemed Dividend

     During the year ended March 31, 2006, Salon recorded a non-cash preferred deemed dividend charge of $1.0 million. The charge was a result of Salon's issuance of 209 shares of Series D-3 preferred stock for which it received approximately $251,000 in cash. The Certificate of Designation of Preferences and Rights of the Series D preferred stock stipulates that the conversion price to common stock be equal to 70% of the average closing price of Salon's common stock for the thirty days prior to the date Salon provides notice to purchasers regarding the intended sale of shares of Series D preferred stock. The resulting conversion price on the date Salon gave notice of its intent to sell additional shares of Series D-3 preferred stock to investors was $0.093. Thereafter, Salon's common stock price rose sharply to $0.47 per share on the date of the transaction, which we believe is attributable to investors favorably responding to the announcement of Salon's ten-year anniversary, Google's announced purchase of a 5% interest in AOL and other unknown market factors. The increase in our common stock price and to a lesser extent, the value of the warrants issued in the transaction resulted in the non-cash preferred deemed dividend charge of $1.0 million. The preferred deemed dividend represents the difference between the offering price of Salon's Series D-3 preferred stock and the fair value of Salon's common stock into which the preferred stock is convertible on the date of the transaction and the fair value of the warrants issued.

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

     Advertising revenues increased 103% to $3.6 million for the year ended March 31, 2005 from $1.8 million for the year ended March 31, 2004. The increase in advertising revenues reflected the success of Salon's site pass advertisement format, which generated the majority of the ad revenue, in conjunction with traditional advertising banners. This combination of advertisements gained wide acceptance with advertisers. The increase also reflects the overall increase in advertising dollars being allocated to Internet properties by companies that wish to brand their products and services.

     Salon Premium subscription revenues increased by 20% to $2.2 million for the year ended March 31, 2005 from $1.8 million for the year ended March 31, 2004. The revenue increase reflected a greater number of individuals signing up for this service, as new and renewed subscriptions during the year ended March 31, 2005 were approximately 84,200 compared to approximately 77,700 during the year ended March 31, 2004. The increase in the number of subscribers acquired during the year ended March 31, 2005 compared to the prior year is largely attributed to reader interest in Salon's political coverage during the 2004 presidential campaign, which created opportunities to promote membership drives, either singly or in conjunction with third parties.

     During the year ended March 31, 2005, membership to Salon Premium decreased, the first time since inception. The number of subscribers to Salon Premium at March 31, 2004 was approximately 72,000 and increased during the year to approximately 89,100 on December 31, 2004 and subsequently decreased to approximately 84,500 as of March 31, 2005. This trend also mirrored Salon's renewal rate for one year paid subscriptions to Salon Premium, which began the year at approximately 64%, increased to approximately 73% as of December 31, 2004, and dropped to approximately 69% as of March 31, 2005.

     All other sources of revenue accounted for $0.8 million for the year ended March 31, 2005 compared to $0.9 million for the year ended March 31, 2004. The decrease of $0.1 is primarily attributable to a decrease in membership to The Well. Salon recognized $0.1 million of revenue for its year ended March 31, 2005 for hosting links to a third party's personals/dating Website.

Production and Content

     Production and content expenses during the year ended March 31, 2005 were $4.4 million versus $4.6 million for the year ended March 31, 2004, a decrease of $0.2 million. The 4% decrease reflects, among other items, recognizing $0.2 million related to the value of warrants issued for editorial collaboration with a print publisher during the year ended March 31, 2004, with no comparable amounts during the year ended March 31, 2005. During the year ended March 31, 2005, salary related expenses increased by $0.2 million due to the opening of an office in Washington, DC, ad serving charges increased by $0.1 million from an increase in the number of ads served, while purchased content was reduced by $0.1 million, depreciation decreased by $0.1 million as assets became more fully depreciated, and other general expenditures were cut by $0.1 million.

Sales and Marketing Expenses

     Sales and marketing expenses during the year ended March 31, 2005 were $1.9 million versus $2.4 million for the year ended March 31, 2004, a decrease of $0.5 million or 21%. The decrease primarily reflects utilizing $0.6 million fewer advertising credits for the year ended March 31, 2005 versus the year ended March 31, 2004, offset by a $0.1 million charge from the value of warrants issued to a former employee.

Information Technology Support Expenses

     Information technology support expenses for the years ended March 31, 2005 and March 31, 2004 were $0.6 million.

General and Administrative Expenses

     General and administrative expenses for the year ended March 31, 2005 were $0.8 million versus $1.4 million for the year ended March 31, 2004, a decrease of $0.6 million or 45%. The decrease reflects $0.4 million in reduction in salary related costs from the elimination of three positions and $0.1 million reduction in general operating costs. The March 31, 2004 results include a charge of $0.1 million related to the issuance of warrants to a former employee with no comparable charge during the year ended March 31, 2005.

Amortization of Intangibles

     Salon did not recognize any amortization of intangibles for its year ended March 31, 2005 as all amounts required to be amortized have previously been charged to operations. For the year ended March 31, 2004, Salon amortized $0.4 million of intangible assets.

Interest and other income (expense)

     Net interest and other income (expense) for the year ended March 31, 2005 was a benefit of $0.6 million compared to a charge of $1.2 million for the year ended March 31, 2004.

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

     The non-cash preferred deemed dividend charge of $2.6 million for the year ended March 31, 2004 included $2.0 million resulting from the difference between the offering price of Salon's Series C preferred stock and warrants sold in February 2004 and the deemed fair value of Salon's common stock on the date of the transaction and $0.6 million from the change in value during the year ended March 31, 2004 of warrants issued to preferred stockholders.

Liquidity and Capital Resources

     Net cash used in operations was $0.6 million for the year ended March 31, 2006, $0.8 million for the year ended March 31, 2005 and $2.8 million for the year ended March 31, 2004. The principal use of cash during the year ended March 31, 2006 was to fund the $1.1 million net loss, less $0.5 million of non-cash charges, and a $0.2 million decrease in deferred revenue, all offset by a reduction of $0.2 million of accounts receivable, prepaid expenses and other current assets and other assets. The principal use of cash during the year ended March 31, 2005 was to fund the $0.5 million net loss, less non-cash charges of $0.5 million, a $0.3 million increase in accounts receivable and the $0.3 million decrease in accounts payable. The principal use of cash during the year ended March 31, 2004 was to fund the $6.0 million net loss for the period, offset partly by non-cash charges of $3.4 million, and use of assets and liabilities of $0.1 million.

     Net cash used in investing activities was $0.1 million for the year ended March 31, 2006 for the purchase of computer related equipment. Net cash used in investing activities was $0.2 million for the year ended March 31, 2005 to fund the acquisition of computer equipment, and for leasehold improvements. Net cash used in investing activities was immaterial for the years ended March 31, 2004. Salon anticipates capital expenditures of $0.1 million during the year ending March 31, 2007 for computer related equipment.

     For the year ended March 31, 2006, net cash provided from financing activities was $0.4 million from the issuance of Series D preferred stock, and the exercise of common stock options and warrants. For the year ended March 31, 2005, net cash from financing activities was $1.0 million primarily from the issuance of Series D preferred stock. For the year ended March 31, 2004, net cash from financing activities was $3.3 million, which was comprised of $2.5 million from the issuance of notes payable, $0.9 million from the issuance of Series C preferred stock and $0.2 million from bank borrowings, offset by $0.2 million of re-payments to the bank and $0.1 million of payments under capital leases.

     Salon, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at Salon's request in such capacity. The term of the indemnification period is for the officer's, or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, Salon does have a Director and Officer Insurance Policy that limits Salon's exposure and enables Salon to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Salon believes the fair value of these indemnification agreements is minimal.

     As of March 31, 2006, Salon has no outstanding capital leases and does not anticipate entering into similar debt instruments during its year ending March 31, 2007. The following summarizes Salon's contractual obligations as of March 31, 2006, and the effect these contractual obligations are expected to have on Salon's liquidity and cash flows in future periods (in thousands):

                                           Payments Due By Period
                      -----------------------------------------------------------------
                                                                            More than
                           Total       1 Year or Less    1 - 3 Years         3 Years
                      --------------   --------------   --------------   --------------
Operating leases      $          799   $          308   $          491   $            -
                      --------------   --------------   --------------   --------------
          Total       $          799   $          308   $          491   $            -
                      ==============   ==============   ==============   ==============

     Salon's independent accountants for the years ended March 31, 2004, 2005 and 2006 have included a paragraph in their reports indicating substantial doubt as to Salon's ability to continue as a going concern due to recurring operating losses and negative cash flows. To address the negative cash flows, Salon reduced expenses, evidenced by net cash used in operating activities decreasing from $5.0 million for the year ended March 31, 2002 to $2.8 million for the year ended March 31, 2004. The reduction in use of cash facilitated raising capital during this period, which in turn facilitated being awarded a greater number of advertisements, as advertisers gained confidence in Salon's survivability.

     The resurgence of the Internet ad market positively influenced Salon, as advertising revenues increased from $1.8 million for the year ended March 31, 2004 to $3.6 million for the year ended March 31, 2005 which in turn caused the net cash used in operations to decrease to $0.8 million for the year ended March 31, 2005. This trend has continued for the year ended March 31, 2006 as the cash used in operations decreased to $0.6 million.

     As a result of the cash used in operations, $0.4 million from financing activities and the use of $0.1 million for capital expenditures, Salon's available cash at March 31, 2006 was $0.4 million. Subsequent to March 31, 2006, Salon received $0.6 million from the exercise of warrants to purchase 9.8 million shares of common stock. The investors included John Warnock, a Director of Salon, William Hambrecht, the father of Elizabeth Hambrecht, Salon's CEO and President, and two entities that William Hambrecht and Elizabeth Hambrecht have an ownership interest in.

     Based on cash proceeds from the exercise of warrants subsequent to March 31, 2006 and forecasted trade receivable receipts, cash payments, advertising revenues of a potential high of $5.4 million and total revenues of a potential high of $8.1 million, Salon estimates that its cash on hand may be $0.1 million at March 31, 2007. Due to seasonality of advertising sales, Salon forecasts that it will sustain a cash deficit of approximately $0.1 million by July 2006 that will increase to an expected high of approximately $0.4 million by October 2006 before diminishing. If the anticipated revenue expectations are not met, Salon's cash on hand could be significantly less. To address the projected shortfall, Salon has received commitments from two investors, one of which is a Director of Salon and the other is the father of Salon's CEO and President, to provide Salon with approximately $0.4 million in cash in July 2006 from the exercise of an outstanding warrant and from the purchase of Series D preferred stock. There is no certainty that Salon will be able to attain any of the above mentioned projected revenue amounts.

     If anticipated cash balances are not realized, Salon may need to raise additional working capital. Salon may secure additional working capital from:
(1) the exercise of outstanding warrants, (2) the sale of 1,042 authorized and unissued shares of Series D preferred stock as of this filing, (3) selling the Well, or (4) the issuance of securities to a strategic investor.

     Salon has outstanding warrants that expire between the date of this filing and March 31, 2007, from which Salon estimates it could potentially receive cash of up to $0.8 million from their exercise. However, with the exception of a commitment to exercise a warrant for approximately $0.1 million subsequent to this filing, the actual amount could be considerably less, or nothing at all, as the terms of the warrants allow for cashless exercise. Except for a commitment by the two investors noted above to purchase approximately $0.3 million of Series D preferred stock, the potential to raise additional working capital from the issuance of additional shares of currently authorized shares of Series D preferred stock, though viable, is not certain. In addition, Salon may explore amending the "Securities Purchase Agreement", as amended to date, and the "Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock," (collectively, the Series D preferred stock) to allow for the sale of additional shares of Series D than the 1,042 currently authorized and unissued as of this filing. There is no certainty that Salon will be able to amend these documents or sell any such additional shares.

     Salon is currently attempting to sell The Well, an on-line community it purchased in 1999. As of this filing, Salon has not found a suitable buyer for this asset, which has a book value of approximately $0.2 million, most of which is goodwill. The potential sale of The Well is not primarily driven by a need to generate cash to finance Salon's operations, but is intended to free management to concentrate on Salon's core operations.

     From time to time, Salon has explored the possibilities of aligning itself with a strategic investor, a strategic partner, or being acquired by a third party. Though these possibilities exist, there is no certainty that any of these alternatives may come to fruition.

Off-Balance Sheet Arrangements

     Salon has no off-balance sheet arrangements.

Reverse Stock Split

     In October 2005, Salon's stockholders granted to its Board of Directors the right to effect a reverse stock split of Salon's common stock in four ratios between 1-for-10 and 1-for-20. The right is to expire the earlier of Salon's 2006 Annual Meeting of Stockholders or December 31, 2006. At present, Salon's Board of Directors does not plan to exercise such right and effect a reverse stock split.

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

ITEM 8. Consolidated Financial Statements and Supplementary Data

                                                                            Page

Reports of Independent Registered Public Accounting Firm ....................38

Consolidated Balance Sheets as of March 31, 2006 and 2005 ...................39

Consolidated Statements of Operations for the years
     ended March 31, 2006 2005, and 2004 ....................................40

Consolidated Statements of Stockholders' Equity for
     the years ended March 31, 2006 2005, and 2004 ..........................41

Consolidated Statements of Cash Flows for the years
     ended March 31, 2006 2005, and 2004 ....................................42

Notes to Consolidated Financial Statements...................................43

Selected Quarterly Financial Data (unaudited)................................65

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Salon Media Group, Inc.

We have audited the accompanying consolidated financial statements of Salon Media Group, Inc. and its subsidiaries (the "Company") as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salon Media Group, Inc. and its subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $93.5 million at March 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ Burr, Pilger & Mayer LLP
San Francisco, California
May 4, 2006

                             SALON MEDIA GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                            March 31,
                                                                                     ------------------------
                                                                                        2006          2005
                                                                                     ----------    ----------
Assets
       Current assets:
              Cash and cash equivalents                                              $      441    $      686
              Accounts receivable, net                                                      502           623
              Prepaid expenses and other current assets                                     184           232
                                                                                     ----------    ----------
               Total current assets                                                       1,127         1,541

       Property and equipment, net                                                          155           191
       Prepaid advertising rights                                                         3,718         3,970
       Goodwill, net                                                                        200           200
       Other assets                                                                         104           167
                                                                                     ----------    ----------
               Total assets                                                          $    5,304    $    6,069
                                                                                     ==========    ==========
Liabilities and stockholders' equity
       Current liabilities:
              Accounts payable and accrued liabilities                               $      747    $      788
              Deferred revenue                                                              820         1,047
                                                                                     ----------    ----------
               Total current liabilities                                                  1,567         1,835

       Other long-term liabilities                                                          120            82
                                                                                     ----------    ----------

              Total liabilities                                                           1,687         1,917
                                                                                     ----------    ----------
Commitments and Contingencies (Note 8)

Stockholders' equity:
      Preferred stock, $0.001 par value, 5,000,000 shares authorized, 8,558 shares issued and outstanding at March 31, 2006 and 8,386 shares issued and outstanding at March 31, 2005 (aggregate liquidation
           preference of $21,655 at March 31, 2006 and $20,686 at March 31, 2005)                           -

       Common stock, $0.001 par value, 600,000,000 shares authorized, 19,129,012 shares issued and outstanding at March 31, 2006 and 14,970,622
           shares issued and outstanding at March 31, 2005                                   19            15
       Additional paid-in capital                                                        97,093        95,430
       Unearned compensation                                                                (40)            -
       Accumulated deficit                                                              (93,455)      (91,293)
                                                                                     ----------    ----------
               Total stockholders' equity                                                 3,617         4,152
                                                                                     ----------    ----------
               Total liabilities and stockholders' equity                            $    5,304    $    6,069
                                                                                     ==========    ==========

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                  Year Ended March 31,
                                                         --------------------------------------
                                                            2006          2005          2004
                                                         ----------    ----------    ----------
Net revenues                                             $    6,516    $    6,628    $    4,499
                                                         ----------    ----------    ----------

Operating expenses:
       Production and content                                 4,505         4,446         4,647
       Sales and marketing                                    1,515         1,891         2,393
       Information technology support                           676           617           614
       General and administrative                               964           766         1,386
       Amortization of intangibles                                -             -           353
                                                         ----------    ----------    ----------
             Total operating expenses                         7,660         7,720         9,393

Loss from operations                                         (1,144)       (1,092)       (4,894)

Interest and other income (expense)                              22           574        (1,152)
                                                         ----------    ----------    ----------
             Net loss                                        (1,122)         (518)       (6,046)
Preferred deemed dividend                                    (1,040)          160        (2,615)
                                                         ----------    ----------    ----------
Net loss attributable to common stockholders             $   (2,162)   $     (358)   $   (8,661)
                                                         ==========    ==========    ==========

Basic and diluted net loss per share attributable to
       common stockholders                               $    (0.13)   $    (0.02)   $    (0.61)

Weighted average shares used in computing basic
       and diluted net loss per share attributable
       to common stockholders                                16,188        14,390        14,099

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (in thousands, except Preferred Stock Shares)

                                                Preferred               Common                                               Total
                                                  Stock                  Stock        Additional                             Stock-
                                           ------------------------------------------   Paid-In    Unearned   Accumulated   holders'
                                            Shares      Amount     Shares     Amount    Capital  Compensation   Deficit      Equity
                                           -----------------------------------------------------------------------------------------
Balance, March 31, 2003                        934           -     14,155         14     85,283           -     (82,274)      3,023

Value of contingent shares issued in
   conjunction with acquisition                  -           -          -          -          5           -           -           5
Series C convertible preferred stock and
  common stock warrants issued from
  conversion of convertible notes payable    5,493           -          -          -      4,394           -           -       4,394
Series C convertible preferred stock and
  common stock warrants issued for cash      1,125           -          -          -        892           -           -         892
Preferred deemed dividend on issuance of
  Series C Convertible preferred stock           -           -          -          -      2,040           -      (2,040)          -
Preferred deemed dividend from revaluation
  of warrants issued to preferred stock
  holders                                        -           -          -          -          -           -        (575)       (575)
Reclassification of warrants to liabilities      -           -          -          -       (294)          -           -        (294)
Net loss                                         -           -          -          -          -           -      (6,046)     (6,046)
                                           -----------------------------------------------------------------------------------------
Balance, March 31, 2004                      7,552    $      -     14,155   $     14   $ 92,320    $      -    $(90,935)   $  1,399

Shares issued under employee stock plans         -           -        399          -         55           -           -          55
Value of shares issued to settle amounts
   owed a trade payable                          -           -        417          1         41           -           -          42
Value of warrants issued                         -           -          -          -        100           -           -         100
Series D convertible preferred stock and
  common stock warrants issued for cash        834           -          -          -      1,207           -        (310)        897
Preferred deemed dividend from revaluation
  of warrants issued to preferred stock
  holders                                        -           -          -          -          -           -         470         470
Extinguishment of warrant liability - see
  Note 12                                        -           -          -          -      1,707           -           -       1,707
Net loss                                         -           -          -          -          -           -        (518)       (518)
                                           -----------------------------------------------------------------------------------------
Balance, March 31, 2005                      8,386    $      -     14,971   $     15   $ 95,430    $      -    $(91,293)   $  4,152

Shares issued under employee stock plans         -           -        520          -         72           -           -          72
Shares issued under warrant agreements           -           -      2,878          3         63           -           -          66
Value of warrants issued                         -           -          -          -         55           -           -          55
Preferred stock converted to common stock      (37)          -        760          1         (1)          -           -           -
Amortization of unearned compensation            -           -          -          -        183         (40)          -         143
Series D convertible preferred stock and
  common stock warrants issued for cash        209           -          -          -        251           -           -         251
Preferred deemed dividend on issuance of
  Series D Convertible preferred stock           -           -          -          -      1,040           -      (1,040)          -
Net loss                                         -           -          -          -          -           -      (1,122)     (1,122)
                                           -----------------------------------------------------------------------------------------
Balance, March 31, 2006                      8,558    $      -     19,129   $     19   $ 97,093    $    (40)   $(93,455)   $  3,617

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Year Ended March 31,
                                                                                     --------------------------------
                                                                                       2006        2005        2004
                                                                                     --------    --------    --------
Cash flows from operating activities:
 Net loss                                                                            $ (1,122)   $   (518)   $ (6,046)
 Adjustments to reconcile net loss to net cash used in
    operating activities:
       Loss from retirement of assets                                                       -           -          43
       Stock-based compensation                                                           143           -           -
       Warrant re-valuation                                                                 -        (541)      1,037
       Depreciation and amortization                                                      143         495       1,285
       Allowance for (recovery of) doubtful accounts                                       (1)          2         (10)
       Operating lease incentives                                                           -          65           -
       Gain on issuance of common stock for trade payable                                   -         (25)          -
       Prepaid advertising rights usage                                                   252         460       1,050
       Changes in assets and liabilities:
          Accounts receivable                                                             122        (319)        (69)
          Prepaid expenses, other current assets and other assets                         111        (130)        (59)
          Accounts payable, accrued liabilities and other long-term liabilities            (3)       (254)       (180)
          Deferred revenue                                                               (227)        (60)        189
                                                                                     --------    --------    --------
              Net cash used in operating activities                                      (582)       (825)     (2,760)
                                                                                     --------    --------    --------
Cash flows from investing activities:
 Purchase of property and equipment                                                       (52)       (217)        (35)
 Proceeds from asset sales                                                                  -           -          15
                                                                                     --------    --------    --------
              Net cash used in investing activities                                       (52)       (217)        (20)
                                                                                     --------    --------    --------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock, net                                           251         995         892
 Proceeds from issuance of common stock, net                                              138          55           -
 Proceeds from bank borrowings                                                              -           -         182
 Repayment of short-term borrowings                                                         -           -        (182)
 Proceeds from issuance of notes payable, net                                               -           -       2,513
 Principal payments under capital leases                                                    -         (18)        (91)
                                                                                     --------    --------    --------
              Net cash provided by financing activities                                   389       1,032       3,314
                                                                                     --------    --------    --------
Net increase (decrease) in cash and cash equivalents                                     (245)        (10)        534
Cash and cash equivalents at beginning of period                                          686         696         162
                                                                                     --------    --------    --------
Cash and cash equivalents at end of period                                           $    441    $    686    $    696
                                                                                     ========    ========    ========

Amount paid for interest                                                             $           $      -    $      6
Supplemental schedule of non-cash investing and financing activities:
 Warrants issued in connection with issuance of convertible notes payable            $           $           $    263
 Issuance of stock and warrants in connection with acquisition                                                      5
 Issuance of warrants in connection with agreements                                        55         100         100
 Preferred deemed dividend                                                              1,040        (160)      2,615
 Conversion of notes payable and accrued interest to preferred stock                        -           -       4,394
 Issuance of common stock for trade payable                                                 -          42           -

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

     These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at March 31, 2006 of $93,455. These factors raise substantial doubt about Salon's ability to continue as a going concern.

     Salon's independent accountants for the years ended March 31, 2004, 2005 and 2006 have included a paragraph in their reports indicating substantial doubt as to Salon's ability to continue as a going concern due to recurring operating losses and negative cash flows. To address the negative cash flows, Salon reduced expenses, evidenced by net cash used in operating activities decreasing from $5.0 million for the year ended March 31, 2002 to $2.8 million for the year ended March 31, 2004. The reduction in use of cash facilitated raising capital during this period, which in turn facilitated being awarded a greater number of advertisements, as advertisers gained confidence in Salon's survivability.

     The resurgence of the Internet ad market positively influenced Salon, as advertising revenues increased from $1.8 million for the year ended March 31, 2004 to $3.6 million for the year ended March 31, 2005 which in turn caused the net cash used in operations to decrease to $0.8 million for the year ended March 31, 2005. This trend has continued for the year ended March 31, 2006 as the cash used in operations decreased to $0.6 million.

     As a result of the cash used in operations, $0.4 million from financing activities and the use of $0.1 million for capital expenditures, Salon's available cash at March 31, 2006 was $0.4 million. Subsequent to March 31, 2006, Salon received $0.6 million from the exercise of warrants to purchase 9.8 million shares of common stock. The investors included John Warnock, a Director of Salon, William Hambrecht, the father of Elizabeth Hambrecht, Salon's CEO and President, and two entities that William Hambrecht and Elizabeth Hambrecht have an ownership interest in.

     Based on cash proceeds from the exercise of warrants subsequent to March 31, 2006 and forecasted trade receivable receipts, cash payments, advertising revenues of a potential high of $5.4 million and total revenues of a potential high of $8.1 million, Salon estimates that its cash on hand may be $0.1 million at March 31, 2007. Due to seasonality of advertising sales, Salon forecasts that it will sustain a cash deficit of approximately $0.1 million by July 2006 that will increase to an expected high of approximately $0.4 million by October 2006 before diminishing. If the anticipated revenue expectations are not met, Salon's cash on hand could be significantly less. To address the projected shortfall, Salon has received commitments from two investors, one of which is a Director of Salon and the other is the father of Salon's CEO and President, to provide Salon with approximately $0.4 million in cash in July

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

2006 from the exercise of an outstanding warrant and from the purchase of Series D preferred stock. There is no certainty that Salon will be able to attain any of the above mentioned projected revenue amounts.

     If anticipated cash balances are not realized, Salon may need to raise additional working capital. Salon may secure additional working capital from:
(1) the exercise of outstanding warrants, (2) the sale of 1,042 authorized and unissued shares of Series D preferred stock as of this filing, (3) selling the Well, or (4) the issuance of securities to a strategic investor.

     Salon has outstanding warrants that expire between the date of this filing and March 31, 2007, from which Salon estimates it could potentially receive cash of up to $0.8 million from their exercise. However, with the exception of a commitment to exercise a warrant for approximately $0.1 million subsequent to this filing, the actual amount could be considerably less, or nothing at all, as the terms of the warrants allow for cashless exercise. Except for a commitment by the two investors noted above to purchase approximately $0.3 million of Series D preferred stock, the potential to raise additional working capital from the issuance of additional shares of currently authorized shares of Series D preferred stock, though viable, is not certain. In addition, Salon may explore amending the "Securities Purchase Agreement", as amended to date, and the "Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock," (collectively, the Series D preferred stock) to allow for the sale of additional shares of Series D than the 1,042 currently authorized and unissued as of this filing. There is no certainty that Salon will be able to amend these documents or sell any such additional shares.

     Salon is currently attempting to sell The Well, an on-line community it purchased in 1999. As of this filing, Salon has not found a suitable buyer for this asset, which has a book value of approximately $0.2 million, most of which is goodwill. The potential sale of The Well is not primarily driven by a need to generate cash to finance Salon's operations, but is intended to free management to concentrate on Salon's core operations.

     From time to time, Salon has explored the possibilities of aligning itself with a strategic investor, a strategic partner, or being acquired by a third party. Though these possibilities exist, there is no certainty that any of these alternatives may come to fruition.

Principles of consolidation

     The consolidated financial statements include the accounts of Salon and its wholly owned subsidiaries, which are not active. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Segment and enterprise-wide reporting

     Salon discloses segment enterprise-wide information in accordance with Statement of Financial Accounting Standard (SFAS) SFAS No.131 "Disclosures about Segments of Enterprises and Related Information." Based upon definitions contained within SFAS No. 131, management has determined that Salon operates in one segment. In addition, virtually all revenues are in North America, and all of the long-lived assets are located within the United States.

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

Prepaid advertising rights

     Prepaid advertising rights are carried at cost less accumulated amortization, with amortization commensurate to the usage of such rights, and expire on December 31, 2009.

Goodwill and intangible assets

     Goodwill is not amortized, but instead is tested for impairment at least annually during the quarter ending March 31, or earlier as warranted by events or changes in circumstances. Intangible assets are amortized over their respective estimated useful lives.

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

     Advertisement sales agreements are generally short-term agreements, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided, as long as no significant obligations remain at the end of the period. Salon's obligations may include a fixed number of days that a Salon Site Pass advertisement is run, the guarantee of a minimum number of times that an advertisement appears in a page viewed by a visitor to Salon's Website, or a set number of Site Pass advertisements viewed by a Website visitor. To the extent the minimum guaranteed amounts are not delivered, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are achieved, if mutually agreeable with an advertiser. If these "make good" impressions are not agreeable to an advertiser, no further revenue is recognized.

     Revenue from Salon's subscription services, which includes Salon Premium, The Well and Table Talk, is recognized ratably over the subscription period. Subscription revenues from Table Talk were eliminated during the year ended March 31, 2005 and became a no-cost benefit to Salon Premium subscribers. Salon Premium subscriptions are generally for one month or one year periods. Well subscriptions are generally only for one month.

Advertising costs

     Salon expenses advertising costs as they are incurred. Advertising expense was $271, $471, and $1,056, for the fiscal years ended March 31, 2006, 2005, and 2004.

Comprehensive loss

     Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources. There were no differences between the net loss for the years ended March 31, 2006, 2005 and 2004 and comprehensive loss for those periods.

Financial instruments

     The carrying amounts of Salon's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. Fair value of capital lease obligations, if any, approximates carrying value since they bear interest at current market rates.

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

Concentrations of credit risk

     Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral. Salon provides an allowance for credit losses that it periodically adjusts to reflect management's expectations of future losses. One customer accounted for 11% of total trade accounts receivable at March 31, 2006 and two customers accounted for 19% and 15%, respectively, of total trade accounts receivable at March 31, 2005. No customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2006, 2005 and 2004 respectively.

Stock-based compensation

     Salon accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25 and Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" (FIN 44), and complies with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of Salon's stock and the exercise price. Salon accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services." If Salon's compensation expense under its stock option plan had been determined pursuant to SFAS 123, Salon's net loss and net loss per share would have been as follows:

                                                                   Year Ended March 31,
                                                             --------------------------------
                                                               2006        2005        2004
                                                             --------    --------    --------
Net loss attributable to common stockholders:
       As reported                                           $ (2,162)   $   (358)   $ (8,661)
       Add back: stock-based employee compensation
       expense included in reported net loss                        -           -           -
       Deduct: total stock-based compensation expense
       determined under the fair value based method, net
       of related tax                                          (2,321)     (1,390)       (219)
                                                             --------    --------    --------
       Pro forma net loss attributable to common
       stockholders                                          $ (4,483)   $ (1,748)   $ (8,880)
                                                             ========    ========    ========
Basic and diluted net loss per share attributable
common stockholders:
       As reported                                           $  (0.13)   $  (0.02)   $  (0.61)
       Pro forma net loss per share                          $  (0.28)   $  (0.12)   $  (0.63)

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model. No options were granted during the year ended March 31, 2004. Salon determined the estimated fair value of its options granted for the years ended March 31, 2006, and 2005, using the following assumptions:

                                        Year Ended March 31,
                            --------------------------------------------
                                 2006           2005            2004
                             ------------   ------------    ------------
Risk-free interest rates     3.80 - 4.30%       3.40%           N/A
Expected lives (in years)         4               4             N/A
Expected volatility              120%           120%            N/A
Dividend yield                   0.0%           0.0%            N/A

     The weighted average grant date fair value per share of options granted during the years ended March 31, 2006, 2005, and 2004 was $0.19, $0.11 and none, respectively.

Net loss per share

     Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

                                                                         Year Ended March 31,
                                                            -----------------------------------------------
                                                                 2006             2005             2004
                                                            -------------    -------------    -------------
Numerator:
   Net loss attributable to common stockholders             $      (2,162)   $        (358)   $      (8,661)
                                                            =============    =============    =============

Denominator:
   Weighted average shares outstanding                         16,188,000       14,390,000       14,155,000
   Weighted average shares held in escrow                               -                -          (56,000)
                                                            -------------    -------------    -------------
   Weighted average shares used in computing basic
      and diluted net loss per share attributable to
      common stockholders                                      16,188,000       14,390,000       14,099,000
                                                            =============    =============    =============
   Basic and diluted net loss per share attributable to
      common stockholders                                   $       (0.13)   $       (0.02)   $       (0.61)
                                                            =============    =============    =============

   Antidilutive securities including options, warrants
      and convertible preferred stock not included
      in loss per share calculation                           237,979,000      232,006,000      199,312,000
                                                            =============    =============    =============

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

Recent accounting pronouncements

     In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment" (SFAS 123R). In annual periods beginning after June 15, 2005, as amended by the Securities and Exchange Commission (SEC), SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under APB Opinion No. 25. SFAS 123R requires companies to calculate equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. Salon currently uses, and will use upon adoption of SFAS 123R, the Black-Scholes option pricing model to determine the value of its stock compensation awards, but may later determine that an alternative model may be more appropriate.

     Under SFAS 123R, public companies are allowed to select from two alternative transition methods: the Modified Prospective Application, which allows for the adoption of SFAS 123R without restatement of prior annual periods in the year of adoption, and the Modified Retrospective Application which allows companies to restate prior financial statements. Salon expects to adopt SFAS 123R beginning in the first quarter of fiscal year 2007, as required, using the Modified Prospective method, and will not restate prior periods for the adoption of SFAS 123R.

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

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

Note 3. Balance Sheet Components

                                                       Year Ended March 31,
                                                       --------------------
                                                         2006        2005
                                                       --------    --------
Accounts receivable, net:
    Accounts receivable                                $    532    $    653
    Less: allowance for doubtful accounts                   (30)        (30)
                                                       --------    --------
                                                       $    502    $    623
                                                       ========    ========
Prepaid expenses and other current assets
    Receivable from employees                                48          89
    Prepaid expenses                                         40          88
    Short term deposits                                      96          54
    Other receivables                                         -           1
                                                       --------    --------
                                                       $    184    $    232
                                                       ========    ========
Property and equipment, net
    Computer hardware and software                     $  1,263    $  1,316
    Leasehold improvements                                   67          67
    Furniture and office equipment                          242         243
                                                       --------    --------
                                                          1,572       1,626
    Less accumulated depreciation and amortization       (1,417)     (1,435)
                                                       --------    --------
                                                       $    155    $    191
                                                       ========    ========

Other assets
    Long-term deposits                                 $    104    $    167
                                                       --------    --------
                                                       $    104    $    167
                                                       ========    ========

Accounts payable and accrued liabilities
    Accounts payable                                   $    253    $    216
    Salaries and wages payable                              290         270
    Accrued services                                         88          92
    Reserve for claims                                       75         151
    Other accrued expenses                                   41          59
                                                       --------    --------
                                                       $    747    $    788
                                                       ========    ========

     Depreciation expense for the years ended March 31, 2006, 2005 and 2004 was $88, $115, and $347 respectively.

Note 4. Employee Stock Purchase Plan

     The Salon.com, Inc. 1999 Employee Stock Purchase Plan (the "ESPP") was established to provide substantially all employees whose customary employment is more than 20 hours per week for more than five months in any calendar year, eligibility to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The purchase price of each share of stock to be acquired is established at the discretion of Salon's Board of Directors, but in no event shall the price be set at the lesser of 85% of the fair market value of shares on either the first day or the last day of the

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

designated payroll deduction period (the Offering Period), as chosen by the Board of Directors at its discretion, whichever is lower.

     The ESPP operation was suspended on March 1, 2001. The aggregate number of shares purchased by an employee may not exceed 2,000 shares in any one Offering Period, generally six months (subject to limitations imposed by the Internal Revenue Code). A total of 500,000 shares are available for purchase under the ESPP.

Note 5. 401(k) Savings Plan

     Salon's 401(k) Savings Plan (the "401(k) Plan") is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms. Participants may contribute from 1% to 20% of compensation, subject to statutory limitations. Employer matching contributions are discretionary based on a certain percentage of a participant's contributions as determined by management of Salon. Salon has not made any discretionary contributions to the 401(k) Plan through March 31, 2006.

Note 6. Bank Line of Credit

     In October 2002, Salon entered into an Accounts Receivable Purchase Agreement with a bank. Under the terms of the agreement, the bank could make advances of 60% or 80% of the face value of acceptable receivables from Salon, depending on the nature of the receivable. The aggregate advances on receivables outstanding under the agreement could not exceed $1,000, however the amount was capped at $300 until such time as Salon had $2,500 of unrestricted cash. Amounts advanced under this agreement accrued interest at prime plus 1% per annum on the average daily balance outstanding and were subject to a fee of 1.25% per month on the average daily balance outstanding. Upon collection of the outstanding receivable used as collateral for the advance, the corresponding advance was paid back to the bank along with applicable fees. As part of the agreement, Salon issued 37,500 warrants to the bank. The warrants were valued at an immaterial amount using the Black-Scholes option-pricing model, applying a contractual life of seven years, a weighted average risk-free rate of 4.375%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of seven cents. During the year ended March 31, 2003, Salon borrowed and repaid $82 leaving no amounts owed at the end of the year. During the year ended March 31, 2004, Salon borrowed and repaid $182. The agreement expired in January 2004 with no amounts owed and was not renewed.

Note 7. Related Party Transactions

     On October 10, 2000, Salon loaned its Chairman $75 with an agreed 6.3% annual interest rate with no due date. A balance of $48 remains outstanding as of March 31, 2006 and is included as a component of "Prepaid expenses and other current assets" in Salon's Consolidated Balance Sheets. During the year ended March 31, 2006, $45 of interest and principal was paid to Salon.

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

                                            Promissory                 Series C
                                               Note       Warrants      Shares
Name                                          Amount       Issued       Issued
-----------------------------------------   ----------   ----------   ----------

The Hambrecht 1980 Revocable Trust          $       50      150,000           64
WR Hambrecht + Co., LLC                             50      150,000           64
The Sarah & William Hambrecht Foundation            80       40,107          108
HAMCO Capital Corporation                          100      300,000          127
Ironstone Group, Inc                               650    1,950,000          843
                                            ----------   ----------   ----------
Total William Hambrecht related entities           930    2,590,107        1,206

John Warnock                                     2,199    5,649,345        2,849
Wenner Media LLC                                   200      600,000          250
Robert McKay                                       117       58,423          158
Brian Dougherty                                     50       25,000           67
Elizabeth Hambrecht                                 25       75,000           31
                                            ----------   ----------   ----------
Total all                                   $    3,521    8,997,875        4,561
                                            ==========   ==========   ==========

Elizabeth Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and in HAMCO Capital Corporation. William Hambrecht has an ownership interest in HAMCO Capital Corporation and Ironstone Group, Inc. Jann Wenner, who served as a Director of Salon from January 2004 through February 2006, has a controlling interest and is the Chairman and President of Wenner Media LLC. Robert McKay is a Director of Salon. Brian Dougherty served as a Director of Salon until April 2003.

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

     In December 2003, Wenner Media LLC received a warrant to purchase 2,600,000 shares of common stock, of which 2,000,000 was part of an editorial collaboration agreement. Former Salon director Jann Wenner is the Chairman and President of Wenner Media LLC. During the years ended March 31, 2006 and March 31, 2005, Salon received $4 and $17 respectively, from Wenner Media for editorial collaboration.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     On June 4, 2004, September 30, 2004 and February 2, 2005, Salon issued a total of 834 shares of Series D preferred stock and warrants to purchase 1,489,457 shares of common stock. The related parties in these transactions were:

                                             Series D
                                              Shares      Warrants     Purchase
Name                                          Issued       Issued       Price
-----------------------------------------   ----------   ----------   ----------
The Hambrecht 1980 Revocable Trust          $      334      590,216          401
HAMCO Capital Corporation                           63      115,653           76
                                            ----------   ----------   ----------
Total William Hambrecht related entities           397      705,869          477

John Warnock                                       416      742,943          499
                                            ----------   ----------   ----------
Total all                                   $      813    1,448,812          976
                                            ==========   ==========   ==========

     During the year ended March 31, 2006, John Warnock, a Director of Salon, exercised the following outstanding warrants and received common stock of Salon:

   Date          Number           Exercise     Cash Received
 Exercised     Of Shares       Price per share   by Salon
------------------------------------------------------------
 5/24/2005         99,345        0.08979801              9
 1/23/2006        150,000        0.04505918              6
 1/23/2006        300,000        0.04168543             13
 1/23/2006        300,000        0.04168543             13
             -------------                     ------------
                  849,345                               41
             =============                     ============

     Brian Dougherty, a former Director of Salon, exercised a warrant on May 17, 2005 for 25,000 shares of common stock for which Salon received $2. On July 20, 2005, Robert McKay, a Director of Salon, through the Elaine McKay Family Partnership, exercised a warrant for 58,423 shares of common stock for which Salon received $5. The Sarah and William Hambrecht Foundation, for which William Hambrecht and Elizabeth Hambrecht, Salon's CEO and President and daughter of William Hambrecht serve as Directors, exercised a warrant on July 22, 2006 for 40,107 shares of common stock for which Salon received $4.

     On each of February 7, 2006, March 7, 2006 and March 20, 2006, Ironstone Group, Inc. converted warrants for 300,000 shares of common stock to 262,450, 255,337 and 249,977 shares of common stock for which Salon received no cash. William Hambrecht has an ownership interest in Ironstone Group, Inc.

     On October 7, 2005, Michael O'Donnell, a former CEO and President of Salon, converted a warrant for 1,000,000 shares of common stock to 642,857 shares of common stock for which Salon received no cash.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

Note 8. Commitments and Contingencies

     Salon has a non-cancelable operating lease agreement for its office space in San Francisco, CA that expires in February 2009, for its office in New York, NY that expires in May 2006, for its office in Washington, D.C. that expires in May 2007 and to host its servers in San Francisco, CA that expires in September 2007. Rent expense under operating lease agreements was $396, $634, and $625, for the years ended March 31, 2006, 2005, and 2004, respectively.

     In May 2003, Salon subleased its former office in New York. The sublease agreement, which expired in December 2004, resulted in a charge to rent expense of $180 that was included in Salon's results of operations for the year ended March 31, 2004.

     Salon has no capital leases as of March 31, 2006. Total future minimum rental payments under capital leases and non-cancelable operating leases in effect at March 31, 2006 are as follows:

                                              Operating
    Year Ending March 31,                       Leases
    ---------------------                   -------------
          2007                              $         308
          2008                                        262
          2009                                        229
          2010                                          -
                                            -------------
              Total lease payments                    799
                                            =============

     Subsequent to March 31, 2006, Salon extended its lease agreement for its office in New York to expire in May 2007.

     Salon, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at Salon's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, Salon does have a Director and Officer Insurance Policy that limits Salon's exposure and enables Salon to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Salon believes the fair value of these indemnification agreements is minimal.

Note 9. Goodwill and Intangible Assets

     In accordance with FASB No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill amortization was discontinued as of March 31, 2002. The carrying value of goodwill at March 31, 2006 and March 31, 2005 was $200 and has been found not to be impaired.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     The following table sets forth information concerning Salon's intangible assets as of March 31, 2006 and 2005:

                                          Gross                      Net
                                         Carrying   Accumulated    Carrying
                                          Amount    Amortization    Amount
                                        ----------  ------------  ----------
Trade name                              $    1,200   $    1,200   $        -
Proprietary technology                         355          355            -
Audio technology                               158          158            -
                                        ----------   ----------   ----------
Total intangible assets subject
  to amortization                       $    1,713   $    1,713   $        -
                                        ==========   ==========   ==========

Goodwill                                $    3,555   $    3,355   $      200
                                        ----------   ----------   ----------
Total intangible assets not
  subject to amortization               $    3,555   $    3,355   $      200
                                        ==========   ==========   ==========

Note 10. Income Taxes

     Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurring operating losses. At March 31, 2006, Salon has net operating loss carry-forwards of $64,075 and $33,137 for Federal and California purposes, respectively, available to reduce future taxable income, if any. During the year ended March 31, 2006, $375 of California net operating loss carry-forwards expired and additional $1,297 is due to expire as of March 31, 2007, with the balance expiring over time thereafter if not utilized beforehand. The federal net operating loss carry-forwards begin to expire on March 31, 2016 if not utilized beforehand.

     At March 31, 2006, Salon has research and development credit carry-forwards of $12 and $9 for Federal and California income tax purposes, respectively. The research and development credit carry-forwards expire beginning in the year 2011.

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a company. In the event Salon has incurred a change in ownership, utilization of the carry-forwards could be significantly restricted.

     Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                            March 31,
                                                     -----------------------
                                                         2006         2005
                                                     ----------   ----------
Net operating losses                                 $   23,719   $   23,274
Other                                                     1,309        1,483
                                                     ----------   ----------
Total deferred tax assets                                25,028       24,757
Valuation allowance                                     (25,028)     (24,757)
                                                     ----------   ----------
Net deferred tax asset                               $        -   $        -
                                                     ==========   ==========

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets. The difference between Salon's effective income tax rate and the federal statutory (34%) rate is as follows:

                                                Year Ended March 31,
                                       --------------------------------------
                                          2006          2005          2004
                                       ----------    ----------    ----------
Statutory tax benefit                  $     (735)   $     (122)   $   (2,945)
State taxes, net of federal benefit          (126)          (21)         (505)
Permanent differences                         493          (244)        1,608
Other                                          97          (172)          330
                                       ----------    ----------    ----------
Total                                        (271)         (559)       (1,512)
Change in valuation allowance                 271           559         1,512
                                       ----------    ----------    ----------
                                       $        -    $        -    $        -
                                       ==========    ==========    ==========

Note 11. Employee Stock Option Plan

     Salon has two stock option plans approved by shareholders. The Salon Internet, Inc. 1995 Stock Option Plan (the 1995 Plan) was terminated in November 2004 and the Salon Media Group, Inc. 2004 Stock Plan (the 2004 Plan) that was approved by Salon's stockholders in November 2004 (the Plans). In October 2005, Salon's stockholders approved an amendment to the 2004 Plan to increase the maximum number of shares of common stock that may be issued under the plan by 16,000,000 to a total of 46,000,000.

     Under the 2004 Plan, incentive and nonqualified stock options may be granted to officers, employees, directors and consultants of Salon. Options generally vest over periods of one to four years and have terms of ten years. However, in the case of 20,910,000 options granted on February 7, 2005 and 7,641,000 options granted on May 16, 2005, half vested on the date of grant, and the remaining half vested on February 7, 2006. The exercise price of options is determined by the Board of Directors and is generally at least equal to the fair market value of the stock on the grant date.

     On February 7, 2005, Salon granted its Chairman 1,000,000 options from a plan not approved by shareholders.

     At March 31, 2006 and 2005, Salon had 17,364,000 and 9,090,000 shares of common stock authorized and available for grants under the 2004 Plan and at March 31, 2004 had 3,336,000 shares of common stock authorized and available for grants under the 1995 Plan.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     The following table summarizes activity under Salon's Plans from March 31, 2003 through March 31, 2006:

                                                      Weighted
                                                      Average
                                     Number of        Exercise
                                      shares           Price
                                   ------------    ------------
Balance March 31, 2003                6,136,000    $       1.62
Options granted                               -    $          -
Options terminated                   (2,185,000)   $       1.83
Options exercised                             -    $          -
                                   ------------
Balance March 31, 2004                3,951,000    $       1.50
Options granted                      21,910,000    $       0.14
Options terminated                     (663,000)   $       1.27
Options exercised                      (399,000)   $       0.14
                                   ------------
Balance March 31, 2005               24,799,000    $       0.33
Options granted                      10,792,000    $       0.24
Options terminated                   (3,533,000)   $       0.33
Options exercised                      (520,000)   $       0.14
                                   ------------
Balance March 31, 2006               31,538,000    $       0.30
                                   ============

The following table summarizes information about stock options outstanding at March 31, 2006:

                                Options Outstanding                   Options Exercisable
                    ------------------------------------------     --------------------------
                                      Weighted
                                      Average        Weighted                       Weighted
                     Number of       Remaining       Average        Number of        Average
    Range of           Shares       Contractual      Exercise         Shares        Exercise
Exercise Prices     Outstanding     Life (Years)      Price        Exercisable       Price
---------------     -----------     ------------    ----------     -----------    -----------
 $0.06 - $ 0.06           8,000         6.5         $    0.06            7,000      $   0.06
 $0.12 - $ 0.14      22,384,000         8.7              0.14       20,766,000          0.14
 $0.19 - $ 0.26       7,191,000         8.9              0.26        6,840,000          0.26
 $0.32 - $ 0.37       1,269,000         8.0              0.36          455,000          0.36
 $0.52 - $ 0.52          18,000         2.6              0.52           18,000          0.52
 $1.38 - $ 2.00         257,000         4.4              1.88          257,000          1.88
 $2.92 - $ 3.63          40,000         3.0              2.96           40,000          2.96
 $5.06 - $ 5.25          30,000         3.6              5.22           30,000          5.22
 $8.50 - $10.06         341,000         3.4              9.67          341,000          9.67
                    -----------                                    -----------
                     31,538,000         8.6         $    0.30       28,754,000      $   0.31
                    ===========                                    ===========

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     At March 31, 2005 and 2004 options to purchase 13,605,000 and 3,061,000 shares of common stock, respectively, were exercisable.

Note 12. Stockholders' Equity

Preferred stock

     Salon has 5,000,000 shares of preferred stock, authorized in April 1999, whose preferences, rights and privileges may be amended by the Board of Directors and by no less than a majority vote by each series of A, B, C or D preferred stock.

     A summary of the series of shares of preferred stock that Salon has outstanding, corresponding warrants issued, and common stock equivalents, follows as of March 31, 2006:

                                                                         Conversion       Common
                             Per Share        Warrants Outstanding         Rate to      Equivalent
   Series       Shares         Price        Number   Exercise Price (1)   Common (2)      Shares
   ------       ------       ---------    ---------- ------------------  -----------    ----------
   A(3,4)           808       $4,000       6,272,000       $0.10942        0.09957      32,459,897

      B             125       $4,000       1,414,827       $0.08980        0.08003       6,247,750

   C(3,5)         6,582         $800       2,700,000       $0.03450        0.04000     131,640,000

     D-1            417       $1,200         807,095       $0.13742        0.09300       5,380,642
     D-2            208       $1,200         340,363       $0.12650        0.11000       2,269,090
     D-2            209       $1,200         341,999       $0.16100        0.11000       2,279,999
     D-3            209       $1,200         404,516       $0.54050        0.09300       2,696,774
              ----------                -------------                                --------------
  D total         1,043                    1,893,973                                    12,626,505
              ----------                -------------                                --------------
                  8,558                   12,280,800                                   182,974,152
              ==========                =============                                ==============

     (1) Exercise Prices of Series A, B and D-1 have been adjusted as of March 31, 2006 pursuant to an antidilution provision of the underlying security.
     (2) Rates of conversion to common stock of the Series A and B preferred stock has been adjusted as of March 31, 2006 pursuant to an antidilution provision of the underlying security.
     (3) Reflects conversion by an investor in January 2006 of one share Series A preferred stock to 40,173 shares of common stock and thirty-six shares of Series C preferred stock to 720,000 shares of common stock.
     (4) Subsequent to March 31, 2006 warrants to purchase 1,600,000 share of common stock were exercised by two investors. One of the investors was a foundation in which Salon's CEO and president serves as a Director.
     (5) Subsequent to March 31, 2006 warrants to purchase 1,800,000 share of common stock were exercised by two investors. The investors included a Director of Salon and the father of Salon's CEO and President.

     As of March 31, 2006, the Purchase Agreement, as amended, and the Certificate of Designation of Preferences and Rights of the Series D-1, D-2, D-3, D-4 and D-5, collectively "Series D," preferred stock allow the sale and issuance of an additional 1,042 shares of Series D preferred stock and stipulate

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

that the conversion price to common stock be equal to 70% of the average closing price of Salon's common stock for the thirty days prior to the date the Series D preferred offering is made.

     The holders of the Series A, B, and C preferred stock are entitled dividends of 8.0%, as and if declared by the Board of Directors, and the holders of the Series D preferred stock are entitled dividends of 5.0%, as and if declared by the Board of Directors. As of March 31, 2006, no cash dividend has been declared or paid.

     In event of a liquidation occurrence, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, Series A and B preferred stock. The holders of Series D preferred stock are entitled to an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C Preferred Stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders is to be distributed among the holders of Series C and D Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends. If, after the initial distribution to holders of Series C and D Preferred Stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.

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

     If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them. The holders of Series C Preferred Stock hold approximately 87% of this group of securities.

     The holders of preferred stock are entitled to vote together with the holders of Salon's common stock as though part of that class, and are entitled to vote on all matters and to that number of votes equal to the largest number of whole shares of common stock into which the shares of preferred stock could be converted. Subsequent to March 31, 2006, the preferred stockholders as a group control approximately 95% of all voting securities of Salon.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     The aggregate liquidation preferences of all preferred stockholders as of March 31, 2006 were $19,247 excluding the effect of undeclared dividends, and $21,655 including the effect of undeclared dividends. The aggregate liquidation preferences of all preferred stockholders as of March 31, 2005 were $19,062 excluding the effect of undeclared dividends, and $20,686 including the effect of undeclared dividends.

     On November 22, 2005, Salon amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 600,000,000 thereby allowing the holders of all series of preferred stockholders, at their option, to convert their shares to common stock at any time. Prior to that date, only the holders of Series A and B could convert their shares of preferred stock to common stock. As of March 31, 2006, one share of Series A preferred stock was converted to 40,173 shares of common stock and 36 shares of Series C preferred stock was converted to 720,000 shares of common stock. No shares of preferred stock were converted to common stock in prior years.

     The Series A, B, C and D preferred stock conversion price is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon stock issuances. The effect of this provision through March 31, 2006, has been to reduce the Series A conversion rate from an original 0.25 to 0.09957, and the series B conversion rate from an original 0.1767 to 0.08003.

     The exercise price of warrants issued in conjunction with the issuance of Series A, B, C and D are also subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon warrant issuances. The effect of this provision through March 31, 2006, was to reduce the per share exercise price of warrants issued to Series A preferred stockholders from an original $0.2875 to $0.10942, the series B conversion price from an original $0.21 to $0.08980, and the Series D-1 shares issued on June 4, 2004 from an original $0.13800 to $0.13742.

     Due to the difference between the offering price of Salon's preferred stock and the fair value of Salon's common stock into which the preferred stock was convertible on the date of the transaction and the fair value of warrants issued, Salon recorded a $1,040 preferred deemed dividend charge during its year ended March 31, 2006 from the issuance of Series D-3 preferred stock, a $310 preferred deemed dividend charge during its year ended March 31, 2005 from the issuance of Series D-1 and D-2 preferred stock and a $2,040 preferred deemed dividend charge during its year ended March 31, 2004 from the issuance of Series C preferred stock. The preferred deemed dividend charge of $310 in conjunction with a benefit of $470 from a change in value of warrants issued to preferred stockholders is reflected is reflected in the results of operations for the year ended March 31, 2005. The preferred deemed dividend charge of $2,040 in conjunction with a charge of $575 from a change in value of warrants issued to preferred stockholders is reflected is reflected in the results of operations for the year ended March 31, 2004.

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

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

Stock warrants

     In September 1998, Salon issued warrants to purchase up to 220,000 shares of common stock at an exercise price of $0.52 per share in connection with the sale of pre-IPO Series C convertible preferred stock offering. Upon completion of the initial public offering, the warrant was converted to the right to purchase an equivalent number of Salon's common stock at the same exercise price per share. The warrants may be exercised at any time within 10 years after issuance and expire in September 2008. As of March 31, 2006, warrants to purchase 172,529 shares of common stock remain exercisable.

     In August 2001 and September 2001, Salon issued warrants to purchase a total of 6,472,000 shares of common stock in conjunction with the issuance of Series A preferred stock, all with a five year life. Due to an anti-dilution provision of the warrants, the exercise price of the warrants has been reduced to $0.10942 as of March 31, 2006. During the year ended March 31, 2006, a warrant to purchase 200,000 shares of common stock was converted to 112,464 shares of common stock under the net exercise provision of the warrant. Accordingly, Salon did not receive any cash consideration. Subsequent to March 31, 2006, two warrant to purchase 1,600,000 shares of common stock were exercised for which Salon received $175 in cash. One of the warrants was exercised by a foundation for which Salon's CEO and President serves as a Director. Subsequent to March 31, 2006, warrants to purchase 3,168,000 shares of common stock remain exercisable and expire on August 9, 2006 and warrants to purchase 1,504,000 shares of common stock remain exercisable and expire on September 13, 2006.

     In January 2002, Salon issued warrants to purchase 30,000 shares of common stock at an exercise price of $0.15 per share and a five year life. The warrants have not been exercised as of March 31, 2006.

     In March 2002, Salon issued a warrant to purchase 1,414,827 shares of common stock in conjunction with the issuance of Series B preferred stock. The warrant may be exercised at any time within five years and have not been exercised as of March 31, 2006. Due to an anti-dilution provision of the warrant, the exercise price of each warrant share has been reduced from $0.21 to $0.0898 as of March 31, 2006.

     In October 2002, Salon issued a warrant to purchase 37,500 shares of common stock at an exercise price of $0.05 per share with a seven year life. The subsequent issuance of Series C preferred stock triggered an anti-dilution provision of the warrant agreement, increasing the number of warrants to 44,285 and lowering the exercise price to $0.0431. The warrant has not been exercised as of March 31, 2007.

     In October 2003, Salon issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share to its former President and Chief Executive Officer. Salon valued the warrant using the Black-Scholes option-pricing model, applying a contractual life of 2 years, a weighted average risk-free interest rate of 1.625%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of $0.05. The fair market value of the warrant of $31 was amortized through Salon's fiscal year ending March 31, 2004 as a component of general and administrative expense in the Consolidated Statement of Operations. In October 2005, the warrant was converted to 642,857 shares of common stock in which Salon did not receive any cash consideration.

     In December 2003, Salon issued a warrant to purchase 2,600,000 shares of common stock with a three year life as part of an editorial collaboration agreement with a publisher and a convertible note. Due

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

to an anti-dilution provision of the warrant, the exercise price of each warrant share has been reduced from $0.0575 to $0.04506 as of March 31, 2006. The Chairman and President of the publisher served as a Director of Salon from January 2004 through February 2006. The warrant has not been exercised as of March 31, 2006.

     In December 2003, Salon issued a warrant to purchase 1,500,000 shares of common stock at an initial exercise price of $0.0345 per share in conjunction with the issuance of 625 shares of Series C preferred stock. In addition, in February 2004, Salon issued three warrants to purchase 1,200,000 shares of common stock at an initial exercise price of $0.0345 per share in conjunction with the additional issuance of 500 shares of Series C preferred stock. These warrants have a five year life. Subsequent to March 31, 2006, the warrant originally issued in December 2003 was exercised by a Director of Salon for which Salon received $52 and a warrant to purchase 300,000 shares of common stock was exercised by the father of Salon's CEO and President for which Salon received $10. Subsequent to March 31, 2006 two warrants to purchase 900,000 shares of common stock remain outstanding that expire in February 2007.

     In June 2004, Salon issued warrants to purchase 807,095 shares of common stock in conjunction with the issuance of 417 shares Series D-1 preferred stock. As the transaction resulted in a $195 preferred deemed dividend in Salon's consolidated statement of operations for the year ended March 31, 2005, Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 3 years, a weighted average risk-free interest rate of 3.19%, an expected dividend yield of 0%, a volatility of 120%, a deemed fair value of common stock of $0.12 and an exercise price of $0.138 per share. Subsequent to March 31, 2006, warrants to purchase 363,870 shares of common stock were exercised by two investors for which Salon received $50. The two investors included the father of Salon's CEO and President and an entity in which the father of Salon's CEO and President and Salon's CEO and President both have an ownership interest. Subsequent to March 31, 2006, warrants to purchase 443,225 shares of common stock remain outstanding.

     In September 2004, Salon issued a warrant to purchase 340,363 shares of common stock to a Director of Salon in conjunction with the issuance of 208 shares of Series D-2 preferred stock. As the transaction resulted in a $23 preferred deemed dividend in Salon's consolidated statement of operations for the year ended March 31, 2005, Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 3 years, a weighted average risk-free interest rate of 2.792%, an expected dividend yield of 0%, a volatility of 120%, a deemed fair value of common stock of $0.11 and an exercise price of $0.1265 per share. This warrant has not been exercised as of March 31, 2006.

     In February 2005, Salon issued to two investors warrants to purchase 341,999 shares of common stock in conjunction with the issuance of an additional 209 shares of Series D-2 preferred stock. The investors included the father of Salon's CEO and President and an entity in which the father of Salon's CEO and President and Salon's CEO and President both have an ownership interest. As the transaction resulted in a $92 preferred deemed dividend in Salon's consolidated statement of operations for the year ended March 31, 2005, Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 3 years, a weighted average risk-free interest rate of 3.327%, an expected dividend yield of 0%, a volatility of 120%, a deemed fair value of common stock of $0.14 and an exercise price of $0.161 per share. Subsequent to March 31, 2006, these warrants were exercised for which Salon received $55.

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     In March 2005, Salon issued a warrant to purchase 600,000 shares of common stock at an exercise price of $0.27 per share to its former Senior Vice President-Business Operations. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 2 years, a weighted average risk-free interest rate of 3.75%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of $0.27. The fair market value of the warrants of $100 was amortized through Salon's fiscal year ending March 31, 2005 as a component of Sales and marketing expense in the Consolidated Statement of Operations. The warrants may be exercised at any time within two years after issuance and expires in March 2007. The warrant has not been exercised as of March 31, 2006.

     From July 2002 through December 2003, Salon issued warrants to purchase 10,146,036 shares of common stock in conjunction with the issuance of convertible notes payable and a promissory note. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 3 years, a weighted average risk-free interest rate ranging from 1.625% to 2.75%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock ranging from $0.03 to $0.07 per share. The fair market value of the warrants of $324 was amortized during Salon's fiscal years ending March 31, 2003 and March 31, 2004 as a component of Interest and other expense in the Consolidated Statement of Operations. During the year ended March 31, 2006, warrants to purchase 1,027,541 shares of common stock were converted to 848,387 shares of common stock for which Salon did not receive any consideration under the net exercise provision of the warrant. Of the total warrants tendered for conversion, 900,000 was from an entity that the father of Salon's CEO and President has an ownership interest therein and were converted to 767,764 shares of common stock. In addition, warrants to purchase 1,274,480 shares of common stock were exercised for which Salon received $65 and a warrant to purchase 5,000 shares of common stock expired. Subsequent to March 31, 2006, warrants to purchase 1,344,015 shares of common stock were converted to 1,053,558 shares of common stock for which Salon did not receive any consideration under the net exercise provision of the warrant, and included an investor that the father of Salon's CEO and President has an ownership interest therein. In addition, subsequent to March 31, 2006, warrants to purchase 5,700,000 shares of common stock were exercised for which Salon received $248. The investors in these transactions included a Director of Salon, the father of Salon's CEO and President, and two entities that the father of Salon's CEO and President and Salon's CEO and President have an ownership interest therein. Subsequent to March 31, 2006, warrants to purchase 195,000 shares of common stock at an exercise price of $0.0345 per share and a warrant to purchase 600,000 shares of common stock, all issued in conjunction with the issuance of convertible notes payable, remain outstanding.

     In August 2005, Salon issued a warrant to purchase 400,000 shares of common stock as part of an employee separation agreement. Salon valued the warrants using the Black-Scholes option-pricing model, applying a contractual life of 1 year, a weighted average risk-free interest rate of 3.625%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of $0.18. The fair market value of the warrants of $33 was amortized during Salon's fiscal year ending March 31, 2006 as a component of Information technology support in the Consolidated Statement of Operations. The warrant remains outstanding as of March 31, 2006.

     In February 2006, Salon issued a warrant to purchase 100,000 shares of common stock to a consultant. Salon valued the warrants using the Black-Scholes option-pricing model, applying a

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

contractual life of 2 years, a weighted average risk-free interest rate of 4.38%, an expected dividend yield of 0%, a volatility of 120% and a deemed fair value of common stock of $0.36. The fair market value of the warrants of $22 was amortized during Salon's fiscal year ending March 31, 2006 as a component of General and administrative expenses in the Consolidated Statement of Operations.

Convertible securities issued in excess of then authorized shares of common stock

     On July 24, 2002, Salon issued convertible promissory notes that did not stipulate a maximum number of shares of common stock that they could be converted into. As the 50,000,000 shares of common stock then authorized were deemed to be insufficient to satisfy all obligations under convertible instruments, warrant agreements and options, Salon recorded the fair value of the then outstanding warrants of $175 as a long-term liability. The inadequacy of the number of authorized shares of common stock was exasperated by the issuance of 6,618 shares of Series C preferred stock, which could be converted to 132,360,000 shares of common stock, except for a lack in a sufficient number of authorized shares of common stock. From July 24, 2002, at each measurement period (the last day of each fiscal quarter), through November 22, 2004, Salon re-measured the value of its outstanding warrants.

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

Common stock issued for prepaid advertising rights

     In December 1999, Salon issued 1,125,000 shares of common stock, representing approximately 10% of Salon's then outstanding common stock to a broadcasting company in exchange for $11,812 in advertising and promotional time to be delivered over ten years. Based on the then closing price of Salon's common stock, Salon recorded the value of the services to be rendered at $8,100 that it is amortizing as used. To date, the broadcasting company has delivered $6,383 of advertising and promotion time.

Selected Quarterly Financial Data (unaudited)
(in thousands, except per share data)

                                                     First        Second         Third        Fourth
                                                    Quarter       Quarter       Quarter       Quarter
                                                  ----------    ----------    ----------    ----------
2006:
Net revenue                                       $    1,630    $    1,654    $    2,069    $    1,163
Gross margin                                             577           614           886           (66)
Net loss attributable to common stockholders            (116)         (160)         (945)         (941)
Basic net loss per share
    attributable to common stockholders                (0.01)        (0.01)        (0.06)        (0.05)
Diluted net loss per share
    attributable to common stockholders                (0.01)        (0.01)        (0.06)        (0.05)
Shares used in per share calculation
    Basic                                             15,132        15,428        16,129        18,028
    Diluted                                           15,132        15,428        16,129        18,028

2005:
Net revenue                                       $    1,733    $    1,256    $    2,150    $    1,489
Gross margin                                             533           252         1,019           378
Net income (loss) attributable to
    common stockholders                               (1,164)        1,018           395          (607)
Basic net income (loss) per share
    attributable to common stockholders                (0.08)         0.07          0.03         (0.04)
Diluted net income (loss) per share
    attributable to common stockholders                (0.08)         0.00          0.00         (0.04)
Shares used in per share calculation
    Basic                                             14,155        14,161        14,507        14,743
    Diluted                                           14,155       205,148       203,387        14,743

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

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors and Executive Officers of The Registrant

     Salon's executive officers and directors as of March 31, 2006 are as follows:

Name                      Age    Position
-----------------------  -----   -----------------------------------------------
David Talbot(2)            54    Chairman of the Board, Director
Elizabeth Hambrecht(3)     43    Chief Executive Officer and President, Director
Joan Walsh                 47    Editor-in-Chief
Conrad Lowry               54    Chief Financial Officer and Secretary
Deepak Desai (1,4,6)       47    Director
Robert Ellis (2,4)         70    Director
George Hirsch(1,4)         71    Director
Robert McKay(3)            42    Director
James Rosenfield (3,5)     77    Director
John Warnock(1,5)          65    Director

     (1) Class I director whose term expires at the 2008 Annual Meeting of Stockholders
     (2) Class II directors whose term expires at the next Annual Meeting of Stockholders
     (3) Class III directors whose term expires at the 2007 Annual Meeting of Stockholders
     (4)  Member of Audit Committee
     (5)  Member of Compensation Committee
     (6)  Audit Committee financial expert

     David Talbot co-founded Salon in 1995. He served as Chief Executive Officer from 1995 through April 1999 and again from October 2003 through February 2005. He became Chairman of the Board in April 1999. He served as Editor-in-Chief from Salon's incorporation in 1995 through February 2005. From 1990 to 1995, Mr. Talbot was the Arts & Features editor for the San Francisco Examiner newspaper. Mr. Talbot has co-authored three books and written for numerous publications including The New Yorker, Rolling Stone and Playboy. He is currently writing a book about John and Robert Kennedy for Simon & Schuster. Mr. Talbot holds a Bachelor of Arts degree in sociology from the University of California at Santa Cruz.

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

     Joan Walsh was appointed Editor-in-Chief in February 2005. From November 2004 through February 2005, she held the position of Senior Vice President - Editorial Operations. From November 2003 to November 2004, she served as Vice President Co-Managing Editor. From October 1999 to November 2003, she served as Vice President of News. Ms. Walsh served as Salon's News Editor from

October 1998 to October 1999. Prior to joining Salon, Ms. Walsh was a freelance writer for approximately ten years and was a consultant to national and regional foundations including the Rockefeller Foundation, the Annie E Casey Foundation and the James Irvine Foundation. Ms. Walsh is currently a Board of Director of PolicyLink, a research and advocacy group. Ms. Walsh holds a Bachelor of Arts in history from the University of Wisconsin.

     Conrad Lowry, who had been serving as Controller since joining Salon in September 2000, was appointed Chief Financial Officer and Secretary in February 2005. Mr. Lowry served as Controller for Crescent Jewelers from November 1999 to September 2000. From 1998 to November 1999, he served as Controller for New York Transit, Inc. From 1997 to 1998 he served as Controller for Ariat International, Inc. From 1989 to 1997, he served as Assistant Controller - Finance and from 1987 to 1989, he served as a Senior Accountant for Fibreboard Corporation. From 1978 to 1987, he held various positions with Louisiana-Pacific Corporation including Accountant, Senior Accountant and Chief Accountant, a position he held for two years. Mr. Lowry holds Bachelor of Science degrees in business administration and forestry from Humboldt State University.

     Deepak Desai has served as a Director of Salon since September 2004. He joined GlobalEnglish Corporation in June 2002 as its Chief Financial Officer and in December 2005 began serving as its President and Chief Executive Officer. From December 2001 to May 2002, Mr. Desai was the interim Chief Financial Officer for Pointcross, Inc., and from July 2001 to October 2001, he was the interim Co-Chief Executive Officer of Yesasia.com Ltd. From August 1999 to June 2001, Mr. Desai was the Chief Financial Officer of Asiacontent.com Ltd. From July 1987 to July 1999, Mr. Desai held various positions with Time Warner, Inc., including General Manager and Chief Financial Officer with Time Life Asia, Associate Business Manager, Financial Manager and Assistant Business Manager with Time Inc. and Senior Auditor with Time Warner Inc. Mr. Desai is a Certified Public Accountant, received a Bachelor of Commerce in Accounting from the University of Bombay, India and an M.B.A. with a Finance emphasis from the Wharton School of Business of the University of Pennsylvania.

     Robert Ellis has served as a Director of Salon since August 2001. He is an advisor, investor, and director of Internet companies. He currently serves on the board of VerticalResponse.com From 1997 through 1999, he was the publisher, board member and early investor of XOOM.com (XMCM) that was merged with the National Broadcasting Company, Inc.'s Internet properties. He formerly served as President of eNature.com, a nature content site on the web. In 1996, he founded and produced Bonjour Paris, a travel destination site in France featured on America Online. Prior to that, he founded and owned Compact Publishing, for which he developed the Time Almanac with Time Magazine. He formerly was a correspondent for Time Magazine. Mr. Ellis holds an M.A. degree in History from the University of Chicago and a B. A. in Philosophy from Yale University.

     George Hirsch has served as a Director of Salon since April 2003. From 1978 to 1987, he was the founding publisher and president of The Runner magazine at which time it was merged into Runner's World. From 1987 until his retirement in 2004, he held various positions with Rodale, Inc., including Worldwide Publisher of Runner's World, Publishing Director of Men's Health, and Director of International Magazines. In 1973, he was founding publisher of New Times magazine and served as its President through 1979. In 1967, he was the founding publisher of New York magazine and served as its President through 1971. From 1962 through 1967, he held various positions with Time Inc. Mr. Hirsch holds a Masters in Business Administration from the Harvard University and a B.A. in History from Princeton University. He is the Chairman of the Board of the New York City Marathon (New York Roadrunners.)

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

     John Warnock has served as a Director of Salon since August 2001. He was a founder of Adobe Systems and has been its Chairman of the Board since April 1989. Since September 1997, he has shared the position of Adobe Chairman of the Board with Charles M. Geschke. Dr. Warnock served as Chief Executive Officer of Adobe from 1982 through December 2000. Dr. Warnock received a Ph.D. in Electrical Engineering from the University of Utah. Mr. Warnock served as a Director for Knight Ridder, Inc., a publisher of news and information in digital and hard copy formats, until its sale in June 2006.

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

     Based solely on the Company's review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with, except for a Form 4 for David Talbot, Salon's Chairman, for the sale of common stock on August 15, 17 and 18, 2005 that was filed on August 24, 2005.

ITEM 11. Executive Compensation

Executive Compensation

     The following table sets forth information concerning the compensation during the fiscal years ended March 31, 2006, March 31, 2005, and March 31, 2004, of the Chief Executive Officer and the four other most highly compensated current and former executive officers.

                                             SUMMARY COMPENSATION TABLE

                                                       Annual Compensation             Long Term
                                                -----------------------------------   Compensation
                                                                                         Awards
                                                                                      ------------
                                                                                       Securities
                                                                                       Underlying      All Other
          Name and Principal Position            Year       Salary       Bonus(1)        Options     Compensation
----------------------------------------------  ------    ----------   ------------   ------------   ------------
David Talbot..................................   2006      $ 95,000     $        -              -      $      -
     Chairman                                    2005      $177,860     $        -      5,000,000      $      -
                                                 2004      $191,250     $        -              -      $      -

Elizabeth Hambrecht...........................   2006      $159,122     $        -              -      $      -
     President and Chief Executive Officer       2005      $132,891     $        -      2,500,000      $      -
                                                 2004      $130,000     $        -              -      $      -

Joan Walsh....................................   2006      $159,122     $        -              -      $      -
     Editor-In-Chief                             2005      $132,891     $        -      2,000,000      $      -
                                                 2004      $115,000     $        -              -      $      -

Conrad Lowry..................................   2006      $130,000     $        -              -      $      -
     Chief Financial Officer and Secretary       2005      $109,652     $        -      1,500,000      $      -
                                                 2004      $106,250     $        -              -      $      -

Melissa Barron(2).............................   2006      $ 86,667     $   21,300              -      $      -
     (Former)Senior Vice President - Sales       2005      $130,000     $   50,440      1,000,000      $      -
                                                 2004      $130,000     $   33,527              -      $      -

     (1) Bonuses are principally based on performance and are shown in the year earned.
     (2) Ceased being an officer on February 15, 2006. Salary amount includes $21,667 regular pay and severance of $65,000 to be paid in next fiscal year.

Stock Options Granted in Fiscal 2006

     None of the individuals named in the Summary Compensation Table received any option grants during the year ended March 31, 2006.

Option Exercises and Fiscal 2006 Year-End Values

     The following table sets forth information concerning unexercised options to purchase our Common Stock held as of March 31, 2006, by the persons named in the Summary Compensation Table.

                                                         Number of Securities
                                                       Underlying Unexercised       Value of Unexercised
                                                               Options              In-the-Money Options
                                                        at Fiscal Year End(2)       at Fiscal Year End(1)
                                                        ---------------------       ---------------------
                               Shares
                              acquired      Value
          Name              on exercise   Realized    Exercisable  Unexercisable  Exercisable  Unexercisable
------------------------    -----------   --------    -----------  -------------  -----------  -------------
David Talbot............      100,000      $7,047      5,846,884            -      $ 589,250    $       -
Elizabeth Hambrecht.....            -           -      2,500,000            -      $ 275,000    $       -
Joan Walsh..............            -           -      2,205,713            -      $ 233,750    $       -
Conrad Lowry............            -           -      1,595,491            -      $ 171,350    $       -
Melissa Barron..........            -           -        475,144      500,000      $  45,650    $  55,000

(1) Based on a closing price of Salon's common stock on March 31, 2006, of $0.25 per share as reported on the Over-The-Counter (OTC) Bulletin Board and is net of the exercise price of such options.
(2) Other than options granted in February 2005, Salon's stock options generally vest one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by Salon. Of the options granted in February 2005, 50% vested on the date of grant and 50% vested one year from the date of grant. All options are exercisable only to the extent vested.

Compensation of Directors

     The independent directors of Salon received no cash compensation for serving as a director during the year ended March 31, 2006. In May 2005, George Hirsch, James Rosenfield and Jann Wenner, in consideration of their serving as directors, each received options to purchase 650,000 shares of common stock at an exercise price of $0.26 per share. Of the options granted, 50% vested on the date of grant and 50% vested on February 2006, with the exception of those granted to Jann Wenner, who resigned as a Director prior to full vesting of the option grant.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     No employment contracts or termination of employment and change-in-control arrangements exist as of March 31, 2006, for the persons named in the Summary Compensation Table. Subsequent to March 31, 2006, Salon entered into a separation agreement with Melissa Barron, who ceased serving as an officer of Salon in February 2006.

Compensation Committee Interlocks and Insider Participation

     None of Salon's executive officers has served as a member of the compensation committee or board of directors of any other entity that has an executive officer serving as a member of Salon's Board of Directors.

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

-----------------------------------------------------------------------------------------------------
       Plan category         Number of securities to    Weighted-average      Number of securities
                             be issued upon exercise    exercise price of    remaining available for
                             of outstanding options,   outstanding options,   future issuance under
                               warrants and rights     warrants and rights     equity compensation
                                                                                plans, excluding
                                                                             securities reflected in
                                                                                   column (a)

                                       (a)                     (b)                      (c)
-----------------------------------------------------------------------------------------------------
Equity compensation plans          30,537,781 (1)             $0.31                 17,781,797 (2)
approved by security
holders
-----------------------------------------------------------------------------------------------------
Equity compensation plans           1,000,000                 $0.14                    None
not approved by security
holders
                              -----------------------------------------------------------------------
Total                              31,537,781                  N/A                  17,781,797
-----------------------------------------------------------------------------------------------------

(1) Includes 2,623,724 shares issuable under the terminated Salon Internet, Inc. 1995 Stock Option Plan and 27,914,057 shares issuable under the Salon Media Group, Inc. 2004 Stock Plan.
(2) Includes 17,364,272 shares available from the Salon Media Group, Inc. 2004 Stock Plan, and 417,525 shares available from the Salon.com, Inc. 1999 Employee Stock Purchase Plan, (which was suspended March 1, 2001).


Equity Compensation Plans Not Approved by Security Holders

     In February 2005, Salon entered into a Non-Plan Stock Agreement with its Chairman, pursuant to which Salon granted such person non-qualified options to purchase 1,000,000 shares of common stock at an exercise price of $0.14 per share. Such option grant did not receive stockholder approval. 50% of the shares subject to the option vested on the date of grant and 50% of the shares subject to the option vested in February 2006.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of May 15, 2006 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each director and nominee, (c) by the Chief Executive Officer and the other four most highly compensated executive officers serving on March 31, 2006 (the "Named Executive Officers"), and (d) by all executive officers and directors of Salon as a group.

                                                 Amount and
                                                  Nature of
                                                  Beneficial         Percent
Name and Address of Beneficial Owner (1)         Ownership (2)     of Class (3)
---------------------------------------------    -------------     ------------
William R. Hambrecht (4)                          45,326,738           66.6%
Shea  Ventures LLC (5)                            23,846,958           46.0%
Adobe Systems Incorporated (6)                     9,991,331           27.5%
Octavia LLC (7)                                    7,600,750           21.1%
Constellation Venture Capital (8)                  3,679,237           11.7%
Wasserstein Adelson Ventures LP (9)                3,550,372           11.3%
Nancy & Timothy Armstrong  (10)                    3,101,290            9.8%
Thomas H. Dittmer Declaration of Trust (11)        2,986,735            9.5%
Michael Fuchs (12)                                 2,986,735            9.5%
The Timken Living Trust (13)                       1,724,328            5.7%
William E. Mayer Holdings (14)                     1,493,663            5.0%

Executive Officers and Directors
John Warnock (15)                                 88,946,079           80.7%
Jann Wenner (16)                                   7,600,000           21.1%
Robert McKay (17)                                  6,829,158           19.4%
David Talbot (18)                                  5,854,615           17.1%
Elizabeth Hambrecht (19)                           3,195,000           10.1%
Joan Walsh (20)                                    2,205,713            7.2%
Conrad Lowry (21)                                  1,595,491            5.3%
James Rosenfield (22)                                771,750            2.6%
George Hirsch (23)                                   664,653            2.3%
Robert Ellis (24)                                    550,000            1.9%
Deepak Desai (25)                                    500,000            1.7%
All executive officers and directors
  as a group (11 persons)                        118,712,459           84.9%

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

(3) Calculated on the basis of 28,466,519 shares of Common Stock outstanding as of May 15, 2006, shares of Common Stock underlying options exercisable within sixty (60) days of May 15, 2006, shares of Common

     Stock that a shareholder has the right to acquire upon conversion of shares of Series A, B, C, and D Preferred Stock, and currently exercisable warrants to acquire shares of Common Stock are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants, as applicable, on a stand-alone basis, without considering the ownership interest of other stockholders.

(4) Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the "Hambrecht Entities") and is the Chairman and Chief Executive Officer of those entities. Elizabeth Hambrecht, Salon's President and Chief Executive Officer, has an ownership interest in the Hambrecht Entities. Mr. Hambrecht, in conjunction with the Hambrecht 1980 Revocable Trust and the Hambrecht Entities, jointly own 3,124,129 shares of Common Stock. Mr. Hambrecht disclaims beneficial ownership of the shares of Salon's Common Stock held directly by the Hambrecht Entities other than his proportionate ownership interest. Includes 18,676,422 shares of Common Stock that Mr. Hambrecht, the Hambrecht Entities and the Sarah & William Hambrecht Foundation have the right to acquire upon conversion of 125 shares of Series A Preferred Stock, upon conversion of 486 shares of Series C Preferred Stock, and upon conversion of 334 shares of Series D Preferred Stock. Elizabeth Hambrecht is a Director and has voting rights in the Sarah & William Hambrecht Foundation. Includes 700,000 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by the Hambrecht Entities. Includes 3,311,025 shares of Common Stock that HAMCO Capital has the right to acquire upon conversion of 127 shares of Series C Preferred Stock and upon conversion of 63 shares of Series D preferred stock. Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital. Includes 16,860,000 shares of Common Stock that Ironstone Group, Inc. has the right to acquire upon conversion of 843 shares of Series C Preferred. Mr. Hambrecht has an ownership interest in Ironstone Group, Inc. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by the Hambrecht Entities and HAMCO Capital Corporation, other than her proportionate ownership interest.

(5) Consists of 425,315 shares of Common Stock held by the stockholder. Includes 18,961,643 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock, upon conversion of 697 shares of Series C Preferred Stock and 1,600,000 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Includes 2,560,000 shares of Common Stock that a trust controlled by the stockholder has the right to acquire upon conversion of 128 shares of Series C Preferred Stock and 300,000 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Edward Shea, the Manager of the stockholder, is a Director of Ironstone Group, Inc. mentioned under item (4).

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

(9) Consists of 515,464 shares of Common Stock held by the named stockholder. Includes 2,530,908 shares of Common Stock that the named stockholder has the right to acquire upon conversion of 63 shares of Series A Preferred Stock and 504,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(10) Includes 2,696,774 shares of Common Stock that the stockholder has the right to acquire upon conversion of 209 shares of Series D Preferred Stock and 404,516 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(11) Includes 2,490,735 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 496,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(12) Includes 2,490,735 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 496,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Mr. Fuchs served as a Director of Salon until September 2003.

(13) Includes 1,724,328 shares of Common Stock that the stockholder has the right to acquire upon conversion of 25 shares of Series A Preferred Stock and upon conversion of 36 shares of Series C Preferred Stock.

(14) Consists of 42,051 shares of Common Stock held by the stockholder. Includes 1,290,967 shares of Common Stock that the stockholder has the right to acquire upon conversion of 51 shares of Series C Preferred Stock, upon conversion of 21 shares of Series D Preferred Stock and 160,645 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(15) Consists of 7,208,533 shares of Common Stock held by the Director. Includes 81,197,546 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock, upon conversion of 3,474 shares of Series C Preferred Stock, upon conversion of 416 shares of Series D preferred stock and 1,742,943 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Includes 540,000 shares subject to options that may be exercised within sixty (60) days of May 15, 2006.

(16) Includes 5,000,000 shares of Common Stock that Wenner Media LLC has the right to acquire upon conversion of 250 shares of Series C Preferred Stock and 2,600,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Mr. Wenner, the Chairman and President of Wenner Media LLC, disclaims beneficial ownership of the shares of Salon's Common Stock equivalents held directly by Wenner Media LLC other than his proportionate ownership interest. Mr. Wenner resigned as a Director in February 2006.

(17) Consists of 84,000 shares of Common Stock held by the Robert McKay Family Partnership and 58,423 shares of Common Stock in a trust controlled by the stockholder. Mr. McKay is the managing partner of the Robert McKay Family Partnership. Includes 2,490,735 shares of Common Stock that the McKay Investment Group, Inc. has the right to acquire upon conversion of 62 shares of Series A Preferred Stock, and 496,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Includes 3,160,000 shares of Common Stock that a trust controlled by the stockholder has the right to acquire upon conversion of 158 shares of Series C Preferred Stock. Includes 540,000 shares subject to options that may be exercised within sixty (60) days of May 15, 2006.

(18) Consists of 7,731 shares of Common Stock, of which 2,577 shares are held by Camille Peri, Mr. Talbot's spouse and a former employee of Salon, and 5,154 shares held in trust for the benefit of Mr. Talbot's children. Mr. Talbot disclaims beneficial ownership of the shares held individually by his spouse and in trust for his children. Includes 5,846,884 shares subject to options that may be exercised within sixty (60) days of May 15, 2006.

(19) Includes 620,000 shares of Common Stock that the Officer has the right to acquire upon conversion of 31 shares of Series C Preferred Stock and 75,000 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Includes 2,250,000 shares subject to options that may be exercised within sixty (60) days of May 15, 2006. Excludes her proportional beneficial ownership of amounts owned by the Hambrecht Entities and HAMCO Capital described in footnote (4).

(20) Includes 2,205,713 shares subject to options that may be exercised within sixty (60) days of May 15, 2006.

(21) Includes 1,595,491 shares subject to options that may be exercised within sixty (60) days of May 15, 2006.

(22) Includes 771,750 shares subject to options that may be exercised within sixty (60) days of May 15, 2006.

(23) Consists of 14,653 shares of Common Stock held by the Director and 650,000 shares subject to options that may be exercised within sixty (60) days of May 15, 2006.

(24) Consists of 10,000 shares of Common Stock held by the Director and 540,000 shares subject to options that may be exercised within sixty (60) days of May 15, 2006.

(25) Consists of 500,000 shares subject to options that may be exercised within sixty (60) days of May 15, 2006.

Series A Preferred Stock

     The following table sets forth information regarding the beneficial ownership of Salon's Series A Preferred Stock as of March 31, 2006 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

                                                    Amount and
                                                     Nature of
                                                     Beneficial     Percent
Name and Address of Beneficial Owner (1)             Ownership      of Class
------------------------------------------------    -----------     --------
William R. Hambrecht (2)                                125           15.5%
John Warnock (3,7)                                      125           15.5%
Shea Ventures LLC (3)                                   125           15.5%
Wasserstein Adelson Ventures, LP (4)                     63            7.8%
Constellation Venture Capital (5)                        63            7.8%
McKay Investment Group (6,7)                             62            7.7%
Octavia LLC (6)                                          62            7.7%
Thomas H. Dittmer Declaration of Trust (6)               62            7.7%
Michael Fuchs (6,8)                                      62            7.7%
All executive officers and directors as a
  group (2 persons)                                     187           23.1%

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

(8)  Mr. Fuchs served as a Director of Salon until September 2003.

Series B Preferred Stock

     The following table sets forth information regarding the beneficial ownership of Salon's Series B Preferred Stock as of March 31, 2006 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series B Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all executive officers and directors of Salon as a group.

                                                    Amount and
                                                    Nature of
                                                    Beneficial        Percent
Name and Address of Beneficial Owner (1)            Ownership        of Class
----------------------------------------            ----------      ----------
Adobe Systems Inc. (2)                                 125            100.0%
All executive officers and directors
 as a group (3)                                          0              0.0%

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


Series C Preferred Stock

     The following table sets forth information regarding the beneficial ownership of Salon's Series C Preferred Stock as of March 31, 2006 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series C Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

                                                    Amount and
                                                    Nature of
                                                    Beneficial        Percent
Name and Address of Beneficial Owner (1)            Ownership        of Class
----------------------------------------            ----------      ----------
John Warnock (2,8)                                    3,474            52.8%
William R. Hambrecht (3,8)                            1,456            22.1%
Shea Ventures LLC (4)                                  825             12.5%
Wenner Media LLC (5,8)                                 250             3.8%
Elaine McKay Family Partnership (6,8)                  158             2.4%
Elizabeth Hambrecht (7,8)                               31              *%
All executive officers and directors as
 a group (4 persons)                                  3,913            59.5%

*Less than 1%.

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

(5) Shares held by the named stockholder are convertible into 5,000,000 shares of Common Stock, subject to adjustment. Jann Wenner, who served as a Director until February 2006, has an ownership interest in and is the Chairman and President of Wenner Media LLC. Mr. Wenner disclaims beneficial ownership of the shares held directly by Wenner Media LLC other than his proportionate ownership interest.

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

(8) Current director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series C Preferred Stock. Includes 250 shares held by Wenner Media LLC, as its Chairman and President Mr. Wenner served as a Director of Salon until February 2006.

Series D Preferred Stock

     The following table sets forth information regarding the beneficial ownership of Salon's Series D-1, D-2 and D-3 Preferred Stock (the "Series D Preferred Stock") as of March 31, 2006 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series D Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

                                                    Amount and
                                                    Nature of
                                                    Beneficial        Percent
Name and Address of Beneficial Owner (1)            Ownership        of Class
----------------------------------------            ----------      ----------
John Warnock (2)                                        416            39.9%
William R. Hambrecht (4)                                397            38.1%
Nancy & Timothy Armstrong (3)                           209            20.0%
All executive officers and directors as
 a group (1 persons) (2)                                416            39.9%

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

(3) Shares held by the named stockholder are convertible into 2,696,774 shares of Common Stock, subject to adjustment.

(4) Mr. Hambrecht is the father Elizabeth Hambrecht, Salon's President and Chief Executive Officer. Includes 334 shares held by a trust of the stockholder that are convertible to 3,934,779 shares of common stock, subject to adjustment. Includes 63 shares held by HAMCO Capital Corporation that are convertible to 771,025 shares of common stock, subject to adjustment. Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital. Mr. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation other than his proportionate ownership interest. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation other than her proportionate ownership interest.

ITEM 13. Certain Relationships and Related Transactions

     On October 10, 2000, Salon loaned its Chairman $75,179 with an agreed 6.3% annual interest rate with no due date. During the year ended March 31, 2006, $18,136 of interest and $27,163 of principal was repaid. As of March 31, 2006, $48,016 of the loan remains outstanding.

     During the year ended March 31, 2006, John Warnock, a Director of Salon, exercised the following outstanding warrants by payment in cash of the aggregate exercise price and received common stock of Salon:

    Date          Number           Exercise      Cash Received
 Exercised      Of Shares       Price per share     by Salon
-----------  ---------------    ---------------  --------------
 5/24/2005           99,345        0.08979801           8,921
 1/23/2006          150,000        0.04505918           6,758
 1/23/2006          300,000        0.04168543          12,506
 1/23/2006          300,000        0.04168543          12,506
             ---------------                    --------------
                    849,345                            40,691
             ===============                    ==============

     Brian Dougherty, a former Director of Salon, exercised a warrant on May 17, 2005 for 25,000 shares of common stock for which Salon received $2,245. On July 20, 2005, Robert McKay, a Director of Salon, through the Elaine McKay Family Partnership, exercised a warrant for 58,423 shares of common stock for which Salon received $5,246. The Sarah and William Hambrecht Foundation, for which William Hambrecht and Elizabeth Hambrecht, Salon's CEO and President and daughter of William Hambrecht serve as Directors, exercised a warrant on July 22, 2006 for 40,107 shares of common stock for which Salon received $3,602.

     On each of February 7, 2006, March 7, 2006 and March 20, 2006, Ironstone Group, Inc. converted warrants for 300,000 shares of common stock to 262,450, 255,337 and 249,977 shares of common stock for which Salon received no cash. William Hambrecht has an ownership interest in Ironstone Group, Inc.

     On October 7, 2005, Michael O'Donnell, a former CEO and President of Salon, converted a warrant for 1,000,000 shares of common stock to 642,857 shares of common stock for which Salon received no cash.

ITEM 14. Principal Accountant Fees and Services

     Burr, Pilger & Mayer LLP has served as Salon's independent registered accountant since November 14, 2003. Prior to that date, PricewaterhouseCoopers LLP served as Salon's independent registered accountant.

     Audit fees incurred by Salon from Burr, Pilger & Mayer LLP for the years ended March 31, 2004, March 31, 2005 and March 31, 2006 were $55,665, $66,995 and $72,585 respectively. Audit fees incurred by Salon from PricewaterhouseCoopers LLP for the years ended March 31, 2004 and March 31, 2005 were $28,500 and $1,000. Audit fees were the only fees incurred from Burr, Pilger & Mayer LLP and PricewaterhouseCoopers LLP.

     During the year ended March 31, 2006, all audit fees were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.   Financial Statements

     The information concerning Salon's financial statements and the Report of Burr, Pilger & Mayer LLP, Salon's Independent Auditors required by this item are incorporated by reference herein to the section of this Report in Item 8, entitled "Financial Statements and Supplementary Data."

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

   3.2(3) Restated Certificate of Incorporation of Salon as of June 17, 1999 with Certificate of Amendment of Article Fourth as of June 24, 1999.

 3.3.1 (40)    Certificate of Amendment to Restated Certificate of
               Incorporation, dated as of November 19, 2004.

   3.4(3)      Form of Bylaws of Salon adopted June 24, 1999.

  3.4(10) Certificate of Designation of Preferences and Rights of the Series A Preferred Stock dated as of August 8, 2001.

 3.4.1(12)     Certificate of Designation of Preferences and Rights of the
               Series B Preferred Stock, dated as of February 8, 2002.

 3.4.2(36)     Certificate of Designation of Preferences and Rights of the
               Series C Preferred Stock, dated as of December 23, 2003.

 3.4.3(38)     Certificate of Designation of Preferences and Rights of the
               Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series
               D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5
               Preferred Stock dated as of June 1, 2004.

   4.1(1)      Third Amended and Restated Rights Agreement dated April 14, 1999.

   4.1(8)      Fourth Amended and Restated Rights Agreement dated January 12,
               2000.

   4.2(1)      Second Amended and Restated Voting Agreement dated April 14,
               1999.

   4.2(5)      Bylaws of the Company are incorporated by reference to Exhibit
               3.4 to the Company's Registration Statement on Form S-1.

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

 4.2.10(13)    Note and Warrant Purchase Agreement dated as of July 24, 2002.

 4.2.11(13)    Form of Convertible Promissory Note, dated July 24, 2002 issued by Salon Media Group, Inc.

 4.2.12(13)    Form of Common Stock Purchase Warrant, dated July 24, 2002 issued by Salon Media Group, Inc.

 4.2.13(14)    Note dated as of October 3, 2002.

 4.2.14(15)    Note and Warrant Purchase Agreement dated as of December 18,
               2002.

 4.2.15(15)    Form of Convertible Promissory Note, dated December 18, 2002 issued by Salon Media Group, Inc.

 4.2.16(15)    Form of Common Stock Purchase Warrant, dated December 18, 2002 issued by Salon Media Group, Inc.

 4.2.17(16)    Note and Warrant Purchase Agreement dated as of January 26, 2003.

 4.2.18(16)    Form of Convertible Promissory Note, dated January 26, 2003 issued by Salon Media Group, Inc.

 4.2.19(16)    Form of Common Stock Purchase Warrant, dated January 26, 2003 issued by Salon Media Group, Inc.

 4.2.20(17)    Note and Warrant Purchase Agreement dated as of February 11,
               2003.

 4.2.21(17)    Form of Convertible Promissory Note, dated February 11, 2003 issued by Salon Media Group, Inc.

 4.2.22(17)    Form of Common Stock Purchase Warrant, dated February 11, 2003 issued by Salon Media Group, Inc.

 4.2.23(18)    Form of Note and Warrant Purchase Agreement used during March
               2003.

 4.2.24(18)    Form of Convertible Promissory Note used during March 2003 by
               Salon Media Group, Inc.

 4.2.25(18)    Form of Common Stock Purchase Warrant used during March 2003 by
               Salon Media Group, Inc.

 4.2.26(19)    Note and Warrant Purchase Agreement dated April 10, 2003.

 4.2.27(19)    Convertible Promissory Note dated April 10, 2003 by Salon Media
               Group, Inc.

 4.2.28(19)    Common Stock Purchase Warrant dated April 10, 2003 by Salon Media
               Group, Inc.

 4.2.29(20)    Note and Warrant Purchase Agreement dated April 29, 2003.

 4.2.30(20)    Convertible Promissory Note dated April 29, 2003 by Salon Media
               Group, Inc.

 4.2.31(20)    Common Stock Purchase Warrant dated April 29, 2003 by Salon Media
               Group, Inc.

 4.2.32(21)    Note and Warrant Purchase Agreement dated May 28, 2003.

 4.2.33(21)    Convertible Promissory Note dated May 28, 2003 by Salon Media
               Group, Inc.

 4.2.34(21)    Common Stock Purchase Warrant dated May 28, 2003 by Salon Media
               Group, Inc.

 4.2.35(22)    Note and Warrant Purchase Agreement dated June 12, 2003.

 4.2.36(22)    Convertible Promissory Note dated June 12, 2003 by Salon Media
               Group, Inc.

 4.2.37(22)    Common Stock Purchase Warrant dated June 12, 2003 by Salon Media
               Group, Inc.

 4.2.38(23)    Note and Warrant Purchase Agreement dated June 26, 2003.

 4.2.39(23)    Convertible Promissory Note dated June 26, 2003 by Salon Media
               Group, Inc.

 4.2.40(23)    Common Stock Purchase Warrant dated June 26, 2003 by Salon Media
               Group, Inc.

 4.2.41(25)    Note and Warrant Purchase Agreement dated July 10, 2003.

 4.2.42(25)    Convertible Promissory Note dated July 10, 2003 by Salon Media
               Group, Inc.

 4.2.43(25)    Common Stock Purchase Warrant dated July 10, 2003 by Salon Media
               Group, Inc.

 4.2.44(26)    Note and Warrant Purchase Agreement dated July 30, 2003.

 4.2.45(26)    Convertible Promissory Note dated July 30, 2003 by Salon Media
               Group, Inc.

 4.2.46(26)    Common Stock Purchase Warrant dated July 30, 2003 by Salon Media
               Group, Inc.

 4.2.47(27)    Note and Warrant Purchase Agreement dated September 12, 2003.

 4.2.48(27)    Convertible Promissory Note dated September 12, 2003 by Salon
               Media Group, Inc.

 4.2.49(27)    Common Stock Purchase Warrant dated September 12, 2003 by Salon
               Media Group, Inc.

 4.2.50(28)    Note and Warrant Purchase Agreement dated September 29, 2003.

 4.2.51(28)    Convertible Promissory Note dated September 29, 2003 by Salon
               Media Group, Inc.

 4.2.52(28)    Common Stock Purchase Warrant dated September 29, 2003 by Salon
               Media Group, Inc.

 4.2.53(28)    Note and Warrant Purchase Agreement dated October 6, 2003.

 4.2.54(28)    Convertible Promissory Note dated October 6, 2003 by Salon Media
               Group, Inc.

 4.2.55(28)    Common Stock Purchase Warrant dated October 6, 2003 by Salon
               Media Group, Inc.

 4.2.56(29)    Note and Warrant Purchase Agreement dated October 10, 2003.

 4.2.57(29)    Convertible Promissory Note dated October 10, 2003 by Salon Media
               Group, Inc.

 4.2.58(29)    Common Stock Purchase Warrant dated October 10, 2003 by Salon
               Media Group, Inc.

 4.2.59(30)    Note and Warrant Purchase Agreement dated October 30, 2003.

 4.2.60(30)    Convertible Promissory Note dated October 30, 2003 by Salon Media
               Group, Inc. with Ironstone Group, Inc.

 4.2.61(30)    Common Stock Purchase Warrant dated October 30, 2003 by Salon
               Media Group, Inc. with Ironstone Group, Inc.

 4.2.62(30)    Convertible Promissory Note dated October 30, 2003 by Salon Media
               Group, Inc. with John Warnock.

 4.2.63(30)    Common Stock Purchase Warrant dated October 30, 2003 by Salon
               Media Group, Inc. with John Warnock.

 4.2.64(30)    Note and Warrant Purchase Agreement dated November 12, 2003.

 4.2.65(30)    Convertible Promissory Note dated November 12, 2003 by Salon
               Media Group, Inc.

 4.2.66(30)    Common Stock Purchase Warrant dated November 12, 2003 by Salon
               Media Group, Inc.

 4.2.67(31)    Note and Warrant Purchase Agreement dated November 24, 2003.

 4.2.68(31)    Convertible Promissory Note dated November 24, 2003 by Salon
               Media Group, Inc. and John Warnock.

 4.2.69(31)    Common Stock Purchase Warrant dated November 24, 2003 by Salon
               Media Group, Inc. for John Warnock.

 4.2.70(31)    Convertible Promissory Note dated November 24, 2003 by Salon
               Media Group, Inc. and HAMCO Capital Corporation.

 4.2.71(31)    Common Stock Purchase Warrant dated November 24, 2003 by Salon
               Media Group, Inc. for HAMCO Capital Corporation.

 4.2.72(32)    Note and Warrant Purchase Agreement dated December 10, 2003.

 4.2.73(32)    Convertible Promissory Note dated December 10, 2003 by Salon
               Media Group, Inc. and Wenner Media LLC.

 4.2.74(32)    Common Stock Purchase Warrant dated December 10, 2003 by Salon
               Media Group, Inc. for Wenner Media LLC.

 4.2.75(32)    Note and Warrant Purchase Agreement dated December 11, 2003.

 4.2.76(32)    Convertible Promissory Note dated December 10, 2003 by Salon
               Media Group, Inc. and John Warnock.

 4.2.77(32)    Common Stock Purchase Warrant dated December 10, 2003 by Salon
               Media Group, Inc. for John Warnock.

 4.2.78(36)    Securities Purchase Agreement dated as of December 30, 2003 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.

 4.2.79(36)    Form of Common Stock Purchase Warrant dated December 30, 2003 issued by Salon Media Group, Inc.

 4.2.80(37)    Securities Purchase Agreement dated as of February 10, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.

 4.2.81(37)    Form of Common Stock Purchase Warrant dated February 10, 2004 issued by Salon Media Group, Inc.

 4.2.82(38)    Securities Purchase Agreement dated as of June 4, 2004 between
               Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.

 4.2.83(38)    Form of Common Stock Purchase Warrant dated June 4, 2004 issued by Salon Media Group, Inc.

 4.2.84(39)    Amendment No. 1 to Securities Purchase Agreement dated as of
               September 30, 2004.

 4.2.85(39)    Common Stock Purchase Warrant dated September 30, 2004 issued by
               Salon Media Group, Inc.

 4.2.86(43)    Amendment No. 2 to Securities Purchase Agreement dated as of
               February 2, 2005.

 4.2.87(43)    Form of Common Stock Purchase Warrant dated February 2, 2005 issued by Salon Media Group, Inc.

 4.2.88(45)    Amendment No. 3 to Securities Purchase Agreement dated November
               9, 2005.

 4.2.89(46)    Amendment No. 4 to Securities Purchase Agreement dated December
               21, 2005.

 4.2.90(46)    Common Stock Purchase Warrant dated December 21, 2005 issued by
               Salon Media Group, Inc.

  5.0 (41) Legal opinion filed by DLA Piper Rudnick Gray Cary US LLP dated January 14, 2005.

  10.0(4) Commercial Office Lease between Pacific Resources PCX Development, Inc. and Salon dated July 9, 1999.

  10.0(6) Rainbow Media Holdings, Inc. Stock Purchase Agreement dated December 3, 1999.

  10.1(1)      1995 Stock Option Plan.

  10.1(6)      Bravo Website Agreement dated January 12, 2000.

  10.2(2)      1999 Employee Stock Purchase Plan.

  10.2(6)      Bravo Production Agreement dated January 12, 2000.

  10.3(1)      Form of Indemnity Agreement.

  10.4(1) Commercial Office Lease between T/W Associates and Salon dated June 25, 1997.

  10.6(1) Employment Agreement between Michael O'Donnell and Salon dated November 7, 1996.

  10.6(9) Employment Agreement between Robert O'Callahan and Salon dated June 26, 2000.

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

  10.23(1)     Series C Preferred Stock Purchase Agreement dated September 18,
               1998.

  10.24(1)     Series C Preferred Stock Purchase Agreement dated April 14, 1999.

  10.25(2) Warrant to Purchase Stock issued to Chatsworth Securities LLC dated April 14, 1999.

 10.26(24)     Amended Office Lease between Salon's San Francisco landlord and
               Salon dated June 24, 2003.

 10.27(33)     Amended Office Lease between Salon's San Francisco landlord and
               Salon dated December 31, 2003.

 10.28(42)     Office Lease between BRE/Rincon II Leasehold L.L.C. and Salon
               Media Group, Inc. dated January 13, 2005.

 10.29 (44)    Salon Media Group, Inc. 2004 Stock Plan.

 10.30 (44)    Form of the Salon Media Group, Inc. Notice of Grant of Stock
               Option and Stock Option Agreement.

 10.31(44)     Salon Media Group, Inc. Non-Plan Stock Option Agreement with
               David Talbot

 16.1 (34)     Letter from PricewaterhouseCoopers LLP to the Securities and
               Exchange Commission.

 16.2 (35)     Letter from PricewaterhouseCoopers LLP to the Securities and
               Exchange Commission.

  21.1(8)      Subsidiaries of Salon.

 23.2 (41)     Consent of PricewaterhouseCoopers LLP, Independent Registered
               Public Accounting Firm dated January 13, 2005.

 23.3 (41)     Consent of Burr, Pilger & Mayer LLP, Independent Registered
               Public Accounting Firm dated January 12, 2005.

    23.5 Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm dated June 23, 2006.

  24.1(1)      Power of Attorney (included on page II-5).

    31.1 Certification of Elizabeth Hambrecht, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

    32.1 Certification of Elizabeth Hambrecht, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

    32.2 Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

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

     4 Incorporated by reference to the exhibit filed with Salon's Quarterly Report on Form 10-Q filed on August 16, 1999.

     5 Incorporated by reference to the exhibit filed with Salon's Registration Statement report on Form S-8 filed on September 8, 1999.

     6 Incorporated by reference to the exhibit filed with Salon's Quarterly Report on Form 10-Q filed on February 14, 2000.

     7 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on May 22, 2000.

     8 Incorporated by reference to the exhibits filed with Salon's Annual Report on Form 10-K405 filed on June 30, 2000.

     9 Incorporated by reference to the exhibit filed with Salon's Quarterly Report on Form 10-Q filed on November 13, 2000.

     10 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on August 20, 2001.

     11 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on September 25, 2001.

     12 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on March 13, 2002.

     13 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on July 29, 2002.

     14 Incorporated by reference to the exhibit filed with Salon's Current Report on Form 8-K filed on October 15, 2002.

     15 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on December 30, 2002.

     16 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on February 11, 2003.

     17 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on February 24, 2003.

     18 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on March 28, 2003.

     19 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on April 22, 2003.

     20 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on May 12, 2003.

     21 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on June 10, 2003.

     22 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on June 27, 2003.

     23 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on July 11, 2003.

     24 Incorporated by reference to the exhibit filed with Salon's Quarterly Report on Form 10-Q filed on August 11, 2003.

     25 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on July 25, 2003.

     26 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on August 7, 2003.

     27 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on September 29, 2003.

     28 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on October 14, 2003.

     29 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on October 27, 2003.

     30 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on November 14, 2003.

     31 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on December 9, 2003.

     32 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on December 24, 2003.

     33 Incorporated by reference to the exhibit filed with Salon's Quarterly Report on Form 10-Q filed on February 6, 2004.

     34 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on November 17, 2003.

     35 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on November 26, 2003.

     36 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on January 14, 2004.

     37 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on February 25, 2004.

     38 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on June 16, 2004.

     39 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on October 6, 2004.

     40 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on December 13, 2004.

     41 Incorporated by reference to the exhibits filed with Salon's Registration Statement on Form S-8 filed on January 14, 2005.

     42 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on January 19, 2005.

     43 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on February 4, 2005.

     44 Incorporated by reference to the exhibits filed with Salon's Annual Report on Form 10-K filed on June 29, 2005.

     45 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on November 10, 2005.

     46 Incorporated by reference to the exhibits filed with Salon's Current Report on Form 8-K filed on December 22, 2005.

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

                                  SALON MEDIA GROUP, INC.


                                  By: /s/ Elizabeth Hambrecht
                                      -------------------------------------
                                      Elizabeth Hambrecht
                                      President and Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elizabeth Hambrecht, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                           Title                      Date
--------------------------     --------------------------------   -------------

 /s/ Elizabeth Hambrecht       President and Chief Executive      June 28, 2006
--------------------------     Officer, and Director
   Elizabeth Hambrecht         (Principal Executive Officer)

    /s/ Conrad Lowry           Chief Financial Officer and        June 28, 2006
--------------------------     Secretary
      Conrad Lowry             (Principal Financial Officer)

    /s/ David Talbot           Chairman of the Board, Director    June 28, 2006
--------------------------
      David Talbot

    /s/ Deepak Desai           Director                           June 28, 2006
--------------------------
      Deepak Desai

    /s/ Robert Ellis           Director                           June 28, 2006
--------------------------
      Robert Ellis

    /s/ George Hirsch          Director                           June 28, 2006
--------------------------
      George Hirsch

    /s/ Robert McKay           Director                           June 28, 2006
--------------------------
      Robert McKay

  /s/ James Rosenfield         Director                           June 28, 2006
--------------------------
   James H. Rosenfield

    /s/ John Warnock           Director                           June 28, 2006
--------------------------
      John Warnock