Form 10-Q
period 2006-06-30
SALON MEDIA GROUP INC
filed 2006-08-11
CIK 1084332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                       or

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

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer as defined by Rule 12b-12 of the act. Yes [ ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 10, 2006 was 34,527,329 shares.

================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------


                                                                           Page
PART I     FINANCIAL INFORMATION                                          Number

ITEM 1:    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2006
           and March 31, 2006 (unaudited)....................................  3

           Condensed Consolidated Statements of Operations for the
           three months ended June 30, 2006 and 2005 (unaudited) ............  4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended June 30, 2006 and 2005(unaudited) .............  5

           Notes to Condensed Consolidated Financial Statements (unaudited)..  6

ITEM 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 18

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk........ 24

ITEM 4:    Controls and Procedures........................................... 24

PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings................................................. 25

ITEM 1a:   Risk Factors...................................................... 25

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds....... 36

ITEM 3.    Defaults upon Senior Securities................................... 37

ITEM 4.    Submission of Matters to a Vote of Security Holders............... 37

ITEM 5.    Other Information................................................. 37

ITEM 6:    Exhibits and Reports on Form 8-K.................................. 38

           Signatures........................................................ 38

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                   June 30,        March 31,
                                                                     2006            2006
                                                                 ------------    ------------
                                                                  (Unaudited)
Assets
    Current assets:
       Cash and cash equivalents                                 $        381    $        441
       Accounts receivable, net                                           788             502
       Prepaid expenses and other current assets                          165             184
                                                                 ------------    ------------
       Total current assets                                             1,334           1,127
    Property and equipment, net                                           147             155
    Prepaid advertising rights                                          3,673           3,718
    Goodwill, net                                                         200             200
    Other assets                                                          106             104
                                                                 ------------    ------------
       Total assets                                              $      5,460    $      5,304
                                                                 ============    ============
Liabilities and stockholders' equity
    Current liabilities:
       Accounts payable and accrued liabilities                  $        762    $        747
       Deferred revenue                                                   746             820
                                                                 ------------    ------------
       Total current liabilities                                        1,508           1,567
    Long-term liabilities

       Other long-term liabilities                                        111             120
                                                                 ------------    ------------
       Total liabilities                                                1,619           1,687
                                                                 ------------    ------------
Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares
       authorized, 8,558 shares issued and outstanding at
       June 30, 2006 and March 31, 2006 (liquidation value
       of $21,653 at June 30, 2006)                                         -               -
    Common stock, $0.001 par value, 600,000,000 shares
       authorized, 30,988,439 shares issued and outstanding
       at June 30, 2006 and 19,129,012 shares issued and
       outstanding at March 31, 2006                                       31              19
    Additional paid-in-capital                                         97,790          97,093
    Unearned compensation                                                   -             (40)
    Accumulated deficit                                               (93,980)        (93,455)
                                                                 ------------    ------------
       Total stockholders' equity                                       3,841           3,617
                                                                 ------------    ------------
       Total liabilities and stockholders' equity                $      5,460    $      5,304
                                                                 ============    ============

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                        Three Months Ended
                                                             June 30,
                                                      ------------------------
                                                         2006          2005
                                                      ----------    ----------

Net revenues                                          $    1,545    $    1,630
                                                      ----------    ----------

Operating expenses:
     Production and content                                1,268         1,053
     Sales and marketing                                     334           317
     Information technology support                          180           184
     General and administrative                              291           211
                                                      ----------    ----------
         Total operating expenses                          2,073         1,765
                                                      ----------    ----------

Loss from operations                                        (528)         (135)

Other income, net                                              3            19
                                                      ----------    ----------
Net loss                                              $     (525)   $     (116)
                                                      ==========    ==========


Basic and diluted net loss per share                  $    (0.02)   $    (0.01)

Weighted average shares used in computing basic
     and diluted net loss per share                       24,767        15,132


The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            June 30,
                                                                                    ------------------------
                                                                                       2006          2005
                                                                                    ----------    ----------
Cash flows from operating activities:
   Net loss                                                                         $     (525)   $     (116)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                          20            21
     Atock compensation expense                                                             48            48
     Amortization of prepaid advertising rights                                             45            44
     Changes in assets and liabilities:
        Accounts receivable                                                               (286)         (243)
        Prepaid expenses, other current assets and other assets                             17            63
        Accounts payable, accrued liabilities and other long-term liabilities                6          (103)
        Deferred revenue                                                                   (74)         (100)
                                                                                    ----------    ----------
           Net cash used in operating activities                                          (749)         (386)
                                                                                    ----------    ----------

Cash flows from investing activities:
   Purchase of property and equipment                                                      (12)          (19)
                                                                                    ----------    ----------
           Net cash used by investing activities                                           (12)          (19)
                                                                                    ----------    ----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                  701            20
                                                                                    ----------    ----------
           Net cash provided by financing activities                                       701            20
                                                                                    ----------    ----------


Net increase (decrease) in cash and cash equivalents                                       (60)         (385)

Cash and cash equivalents at beginning of period                                           441           686
                                                                                    ----------    ----------

Cash and cash equivalents at end of period                                          $      381    $      301
                                                                                    ==========    ==========

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

1.   The Company and Significant Accounting Policies

The Company:

     Salon Media Group, Inc ("Salon") is an Internet media company that produces a content Website with eight primary subject-specific sections, two online communities and a video blog. One of the sections provides audio streaming. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

Basis of Presentation:

     These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2006 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three months ended June 30, 2006 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2007.

     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred annual losses and negative cash flows from operations since inception and has an accumulated deficit at June 30, 2006 of $93,980. Salon's independent accountants for the years ended March 31, 2004, 2005 and 2006 have therefore included a paragraph in their reports indicating substantial doubt as to Salon's ability to continue as a going concern.

     As of June 30, 2006, Salon has $0.4 million of cash. Subsequent to June 30, 2006, Salon issued 250 shares of Series D preferred stock and received $0.3 million in cash. The investors were the father of Salon's CEO and President and a Director of Salon. The same Director has also committed to providing Salon with an additional $0.2 million of cash by December 31, 2006 for which Salon will issue additional shares of Series D preferred stock. The father of Salon's CEO and President also committed to providing $0.2 million of additional cash by December 31, 2006, which could include the purchase of additional shares of Series D preferred stock and the exercise of an outstanding warrant. Such a warrant was exercised on August 8, 2006 for which Salon received $44. Salon does not expect to receive material amounts of cash from the exercise of other outstanding warrants subsequent to August 8, 2006. Based on these factors, forecasted trade receivable receipts, cash payments, advertising revenues of a potential high of $5.5 million and total revenues of a potential high of $8.1 million, Salon estimates that its cash on hand may be $0.2 million as of June 30, 2007, while not incurring periods of limited cash during the next twelve months. There is no certainty that Salon will be able to attain any of the above mentioned projected revenue amounts.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     If anticipated cash balances are not realized, Salon may need to raise additional working capital. Salon may secure additional working capital from:
(1) the sale of 792 authorized and unissued shares of Series D preferred stock as of this filing, or (2) the issuance of securities to a strategic investor.

     Except for a commitment by the two investors noted above to provide $0.4 million in financing by December 31, 2006, the potential to raise additional working capital from the issuance of additional shares of currently authorized shares of Series D preferred stock, though viable, is not certain. In addition, Salon may explore amending the "Securities Purchase Agreement", as amended to date, and the "Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock," (collectively, the Series D preferred stock) to allow for the sale of additional shares of Series D other than the 792 shares currently authorized and unissued as of this filing. There is no certainty that Salon will be able to amend these documents or sell any such additional shares.

     From time to time, Salon has explored the possibilities of aligning itself with a strategic investor, a strategic partner, or being acquired by a third party. Though these possibilities exist, there is no certainty that any of these alternatives may come to fruition.

Concentration of Credit Risk

     No customer accounted for more than 10% of total revenue for the three-month periods ended June 30, 2006 and June 30, 2005. No customer accounted for more than 10% of the total accounts receivable as of June 30, 2006. One customer accounted for 11% of the total accounts receivable balance as of June 30, 2005.

Stock-Based Compensation:

     On April 1, 2006, Salon adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 123 - revised 2004, "Share Based Payment" (SFAS 123R), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and supersedes Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Salon uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123. Prior to the adoption of SFAS 123R, Salon accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS
123. Under the intrinsic value method, no stock-based compensation expense had been recognized in Salon's consolidated statement of operations, other than as related to non-employees, because the exercise price of its stock options granted to employees equaled the fair market value of the underlying stock at the date of grant. Salon recognizes compensation cost related to stock options granted prior to the adoption of SFAS 123R on an accelerated basis over the applicable vesting period using the methodology described in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" (FIN 28). Salon recognizes compensation cost related to options granted subsequent to the adoption of SFAS 123R on a straight-line basis over the applicable vesting period.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     Salon utilized the modified prospective transition method, which requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on April 1, 2006, the first day of Salon's 2007 fiscal year. The consolidated financial statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, Salon's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2006 was $48 which consisted solely of stock-based compensation expense related to employee stock options. See Note 2: "Stock-Based Compensation" to the condensed consolidated financial statements for additional information.

     As of June 30, 2006, the aggregate stock compensation remaining to be amortized to expenses was $776. Salon expects this stock compensation balance to be amortized as follows: $200 during the remainder of fiscal 2007; $213 during fiscal 2008; $180 during fiscal 2009; $157 during fiscal 2010; and $26 during fiscal 2011. The expected amortization reflects only outstanding stock awards as of June 30, 2006.

     No amounts were recorded related to excess tax benefits from the exercise of stock-based compensation awards during the quarter ended June 30, 2006, and as a result there were no differences in net cash used in operating and financing activities due to the implementation of SFAS 123R.

     On November 10, 2005, the FASB issued Staff Position (FSP) No. SFAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Companies have one year from the later of the adoption of SFAS 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We expect to make such election by the end of fiscal 2007.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

                               Three Months Ended June 30,
                               ---------------------------
                                   2006           2005
                               -------------  ------------
Risk-free interest rates       4.94 - 4.97        3.8%
Expected lives (in years)           4              4
Expected volatility            126% - 129%        120%
Dividend yield                      0%             0%

     The expected term of the options of four years represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

schedules and expectations of future employee behavior. For the quarter ended June 30, 2006, expected stock price volatility is based on historical volatility of Salon's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the vesting period of the stock options, or four years. Salon has not paid dividends in the past.

     The following table illustrates the effect on net loss and net loss per share if Salon had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the quarter ended June 30, 2005:

                                                               Three Months
                                                                  Ended
                                                               June 30, 2005
                                                               -------------
Net loss attributable to common stockholders:
       As reported                                             $       (116)
       Add back: stock-based employee compensation
       expense included in reported net loss                              -

       Deduct: total stock-based compensation expense
       determined under the fair value based method, net
       of related tax                                                (1,159)
                                                               ------------
       Pro forma net loss attributable to common
       stockholders                                            $     (1,275)
                                                               ============

Basic and diluted net loss per share attributable
to common stockholders:
       As reported                                             $      (0.01)
       Pro forma net loss per share                            $      (0.08)


Recent Accounting Pronouncements

     Effective June 6, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN 48). FIN48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN48 is effective for fiscal years beginning after December 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

2.   Stock-Based Compensation

     Salon has two stock option plans approved by shareholders. The Salon Internet, Inc. 1995 Stock Option Plan (the 1995 Plan), which was terminated in November 2004, and the Salon Media Group, Inc. 2004 Stock Plan (the 2004 Plan) that was approved by Salon's stockholders in November 2004. The 2004 Plan allows the issuance of incentive and nonstatutory options to employees and non-employees of Salon. In October 2005, Salon's stockholders approved an amendment to the 2004 Plan to increase the maximum number of shares of common stock that may be issued under the plan by 16,000,000 to a total of 46,000,000.

     Under the 2004 Plan, incentive and nonqualified stock options may be granted to officers, employees, directors and consultants of Salon. Options generally vest over periods of four years. Options generally became exercisable as to 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48 per month). However, in the case of 20,910,000 options granted on February 7, 2005 and 7,641,000 options granted on May 16, 2005, half vested on the date of grant, and the remaining half vested on February 7, 2006. The exercise price of options is determined by the Board of Directors and is equal to the fair market value of the stock on the grant date. Generally, Salon's options expire, if not exercised, ten years after the date of grant.

     Salon has granted options pursuant to plans not approved by shareholders. These grants include an option to purchase 1,000,000 shares of common stock issued in June 2006 to Salon's Senior Vice President - Publisher and an option to purchase 1,000,000 shares of common stock issued in February 2005 to Salon's Chairman.

     At June 30, 2006 Salon had 13,465,000 shares of common stock authorized and available for grants under the 2004 Plan.

     The following table summarizes activity under Salon's plans from April 1, 2006 through June 30, 2006:

                                                     Weighted
                                    Outstanding       Average        Aggregate
                                       Stock         Exercise        Intrinsic
                                      Options          Price           Value
                                   -------------   -------------   -------------
Balance as of April 1, 2006           31,538,000      $   0.30
Options granted under all plans        5,229,000      $   0.16
Exercised                                      -      $
Cancelled                               (330,000)     $   0.20
                                   -------------
Outstanding at June 30, 2006          36,437,000      $   0.28      $   1,005
                                   =============
Exercisable at June 30, 2006          29,240,000      $   0.31            857
Ending vested and expected to vest                                  $     973

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     The following table summarizes information about stock options outstanding at June 30, 2006:

                                Options Outstanding                  Options Exercisable
                       --------------------------------------      ------------------------
                                       Weighted
                                       Average       Weighted                      Weighted
                        Number of     Remaining      Average        Number of      Average
      Range of           Shares      Contractual     Exercise         Shares       Exercise
  Exercise Prices      Outstanding   Life (Years)     Price        Exercisable      Price
  ---------------      -----------   ------------    --------      -----------     --------
   $0.06 - $ 0.06           8,000        6.2        $    0.06            7,000    $    0.06
   $0.12 - $ 0.18      27,388,000        8.7             0.14       21,252,000         0.14
   $0.19 - $ 0.26       7,191,000        8.7             0.26        6,840,000         0.26
   $0.32 - $ 0.37       1,164,000        7.6             0.36          455,000         0.36
   $0.52 - $ 0.52          18,000        2.3             0.52           18,000         0.52
   $1.38 - $ 2.00         257,000        4.2             1.88          257,000         1.88
   $2.92 - $ 3.63          40,000        2.8             2.96           40,000         2.96
   $5.06 - $ 5.25          30,000        3.3             5.22           30,000         5.22
   $8.50 - $10.06         341,000        3.1             9.67          341,000         9.67
                    -------------                                -------------
                       36,437,000        8.6        $    0.28       29,240,000    $    0.31
                    =============                                =============

     The weighted average fair value of the stock options awards in the three months ended June 30, 2006 and 2005 was $0.13 and $0.20, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 was zero as no options were exercised.

3.   Goodwill Amortization and Intangible Assets

     The following table sets forth information concerning Salon's goodwill and intangible assets as of June 30, 2006 and March 31, 2006:

                                                             Gross                             Net
                                                           Carrying       Accumulated       Carrying
                                                            Amount        Amortization       Amount
                                                        --------------   --------------   --------------
Trade name                                              $        1,200   $        1,200   $            -
Proprietary technology                                             355              355                -
Audio technology                                                   158              158                -
                                                        --------------   --------------   --------------
Total intangible assets subject to amortization         $        1,713   $        1,713   $            -
                                                        ==============   ==============   ==============

Goodwill                                                $        3,555   $        3,355   $          200
                                                        --------------   --------------   --------------
Total intangible assets not subject to amortization     $        3,555   $        3,355   $          200
                                                        ==============   ==============   ==============

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)


4.   Net Loss Per Share

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period, as follows:

                                                                                Three Months Ended
                                                                                     June 30,
                                                                           ------------------------------
                                                                                2006             2005
                                                                           -------------    -------------
Numerator:
  Net loss                                                                 $        (525)   $        (116)
                                                                           =============    =============

Denominator:
  Weighted average shares used in computing
     basic and diluted net loss per share                                     24,767,000       15,132,000
                                                                           =============    =============

   Basic and diluted net loss per share                                    $       (0.02)   $       (0.01)
                                                                           =============    =============
  Antidilutive securities including options, warrants and convertible
    preferred stock not included in net loss per share calculation           230,403,178      238,572,838

Note 5. Commitments and Contingencies

     Salon has non-cancelable operating lease agreements for office space in San Francisco, CA, New York, NY and Washington, D.C. and to host its servers in San Francisco, CA. Salon has no capital leases as of June 30, 2006. Total future minimum rental payments under non-cancelable operating leases in effect at June 30, 2006 are as follows:

                                                       Operating
        Year Ending March 31,                            Leases
        ---------------------                         ----------
                 2007                                 $      346
                 2008                                        327
                 2009                                        273
                 2010                                         11
                                                      ----------
                     Total lease payments                    957
                                                      ==========

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

6.   Warrants

     During the three months ending June 30, 2006, warrants to acquire 10,805,869 shares of common stock were exercised for which Salon received $701 in cash, which was used for working capital and other general corporate purposes, as follows:

Issue         Exercise                                                Warrant     Exercise Price     Cash
Date            Date     Warrant Holder                               Shares        per share      Received
--------------------------------------------------------------------------------------------------------------
08/09/01      6/22/2006  Shea Ventures LLC                           1,000,000      0.10941919            109
06/26/03      6/22/2006  E&M RP Trust                                  300,000      0.04505918             14
                                                                 --------------                 --------------
                         Total non-related parties                   1,300,000                            123

04/10/03       4/5/2006  John Warnock                                  300,000      0.04168543             13
04/29/03       4/5/2006  John Warnock                                  300,000      0.04505918             14
08/09/01      5/11/2006  Sarah & William Hambrecht Foundation          600,000      0.10941919             66
06/12/03      5/11/2006  The Hambrecht 1980 Revocable Trust            150,000      0.04505918              7
06/12/03      5/11/2006  WR Hambrecht + Co LLC                         150,000      0.04505918              7
07/10/03      5/11/2006  HAMCO Capital Corporation                     150,000      0.04168543              6
11/24/03      5/11/2006  HAMCO Capital Corporation                     150,000      0.04505918              7
02/10/04      5/11/2006  The Hambrecht 1980 Revocable Trust            300,000      0.03450000             10
06/04/04      5/11/2006  HAMCO Capital Corporation                      81,290      0.13742362             11
06/04/04      5/11/2006  The Hambrecht 1980 Revocable Trust            282,580      0.13742362             39
02/02/05      5/11/2006  HAMCO Capital Corporation                      34,363      0.16100000              6
02/02/05      5/11/2006  The Hambrecht 1980 Revocable Trust            307,636      0.16100000             50
05/28/03      5/12/2006  John Warnock                                  900,000      0.04505918             41
07/10/03      5/12/2006  John Warnock                                  300,000      0.04168543             12
07/30/03      5/12/2006  John Warnock                                  300,000      0.03450000             10
08/29/03      5/12/2006  John Warnock                                  300,000      0.03450000             10
09/12/03      5/12/2006  John Warnock                                  300,000      0.04505918             13
09/29/03      5/12/2006  John Warnock                                  300,000      0.05180668             16
10/10/03      5/12/2006  John Warnock                                  300,000      0.04505918             13
10/30/03      5/12/2006  John Warnock                                  300,000      0.04505918             13
11/12/03      5/12/2006  John Warnock                                  300,000      0.04843293             15
11/24/03      5/12/2006  John Warnock                                  300,000      0.04505918             14
12/11/03      5/12/2006  John Warnock                                  300,000      0.04505918             14
12/30/03      5/12/2006  John Warnock                                1,500,000      0.03450000             52
12/31/03      5/12/2006  John Warnock                                  300,000      0.03450000             10
08/09/01      6/29/2006  John Warnock                                1,000,000      0.10941919            109
                                                                 --------------                 --------------
                         Total related parties                       9,505,869                            578

                         Total exercised                            10,805,869                            701
                                                                 ==============                 ==============

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

The related parties in the previous page table include:

1.   John Warnock, a Director of Salon Media Group,
2. The Hambrecht 1980 Revocable Trust, a trust of the father of Salon's CEO and President,
3. Sarah & William Hambrecht Foundation for which Salon's CEO and President serves as a Director and has voting rights,
4. HAMCO Capital Corporation, in which Salon's CEO and President, and her father, each have an ownership interest therein.

     During the three months ended June 30, 2006, warrants for 1,344,015 shares of common stock were converted to 1,053,558 shares of common stock by two investors for which Salon did not receive any consideration under the next exercise provisions of the warrants, as follows:

Issue        Conversion                                   Warrant       Exercise Price     Converted
Date            Date     Warrant Holder                   Shares           per share        Shares
------------------------------------------------------------------------------------------------------
04/10/03       4/4/2006  Ironstone Group, Inc               300,000       0.04168543          255,337
04/29/03      4/25/2006  Ironstone Group, Inc               300,000       0.04505918          243,676
10/30/03      5/11/2006  Ironstone Group, Inc               150,000       0.04505918          114,426
10/06/03      5/11/2006  Ironstone Group, Inc               300,000       0.05180668          218,199
                                                    ----------------                  ----------------
                         Total related parties            1,050,000                           831,638

07/10/03       6/5/2006  Octavia, LLC                       294,015       0.04168543          221,920
                                                    ----------------                  ----------------
                         Total converted                  1,344,015                         1,053,558
                                                    ================                  ================

William Hambrecht, the father of Salon's CEO and President has an ownership interest in Ironstone Group, Inc.

     Subsequent to June 30, 2006, warrants to acquire 472,000 shares of common stock were exercised for which Salon received $52 in cash, which will be used for working capital and other general corporate purposes, as follows:

Issue          Exercise                                    Warrant         Exercise Price          Cash
Date             Date    Warrant Holder                     Shares            per share          Received
------------------------------------------------------------------------------------------------------------
08/09/01      7/31/2006  Stewart Carrell                      48,000         0.10941919       $           5
08/09/01      7/31/2006  Arthur Bruno                         24,000         0.10941919                   3
                                                        -------------                         --------------
                         Total non related parties            72,000                                      8

08/09/01      7/31/2006  WR Hambrecht + Co LLC               400,000         0.10941919                  44
                                                        -------------                         --------------
                         Total related parties               400,000                                     44

                                                        -------------                         --------------
                         Total exercised                     472,000                          $          52
                                                        =============                         ==============

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     Subsequent to June 30, 2006, warrants to purchase 1,600,000 shares of common stock were converted to 536,155 shares of common stock for which Salon did not receive any consideration under the net exercise provisions of the warrants, as follows:

Issue         Conversion                                                   Warrant     Exercise Price   Converted
Date             Date     Warrant Holder                                   Shares        per share       Shares
------------------------------------------------------------------------------------------------------------------
08/09/01       7/31/2006  Alacrity Tertiare LLC                             200,000      0.10941919        63,226
08/09/01       7/31/2006  Thomas H Dittmer Declaration of Trust             496,000      0.10941919       156,800
08/09/01        8/8/2006  Constellation Venture Capital Offshore, LP         88,000      0.10941919        27,819
08/09/01        8/8/2006  Constellation Venture Capital, LP                 416,000      0.10941919       131,510
                                                                        ------------                 -------------
                          Total non related parties                       1,200,000                       379,355

08/09/01       7/31/2006  McKay Investment Group                            400,000      0.10941919       156,800
                                                                        ------------                 -------------
                          Total related parties                             400,000                       156,800

                                                                        ------------                 -------------
                          Total converted                                 1,600,000                       536,155
                                                                        ============                 =============

7.   Subsequent Preferred Stock Events

Issuance of additional shares of preferred stock:

     On July 27, 2006 Salon issued 208 shares of Series D-3 preferred stock and 42 shares of Series D-4 stock and raised $300 in cash. The investors included the father of Salon's CEO and President and a Director of Salon. The financing was effected in accordance with Amendment No. 5 to the Securities Purchase Agreement dated as of July 27, 2006.

     The 250 shares of Series D-3 and Series D-4 preferred stock were sold at a price of $1,200 per share and are convertible into, and have the voting rights of 2,425,868 shares of common stock. The total outstanding shares of common stock, including shares of common stock issuable upon the conversion of all shares of preferred stock, all with voting rights, after the transaction, is approximately 216,428,000 shares. As part of the transaction, Salon issued warrants to purchase 363,879 shares of common stock at an exercise price of $0.161 per share.

     The Certificate of Designation of Preferences and Rights of the Series D preferred stock stipulates that the conversion price to common stock be equal to 70% of the average closing price of Salon's common stock for the thirty days prior to the date Salon provides notice to purchasers regarding the sale of shares of Series D preferred stock. The resulting conversion price on the date Salon made its announcement to investors was $0.123667, subject to downward adjustment in the event of certain subsequent stock issuances by Salon. Therefore, the preferred stock issued in this transaction is convertible into common stock at the conversion rate determined by dividing the Series D-3 and Series D-4 preferred stock per share price of $1,200 by the conversion price of $0.123667.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     The warrants issued may be exercised at any time until July 27, 2009. In the event of a change in control within the exercise period, Salon will give the warrant holders thirty (30) days advance notice of the effective date of such transaction, and to the extent the warrant has not been exercised in full by the effective date of such transaction, the warrant will terminate. The exercise price of the warrants may be adjusted downward in the event of certain subsequent Salon stock issuances. The warrants to purchase 363,879 shares of common stock that was issued was valued at $37 using the Black-Scholes option-pricing model, applying an expected life of three years, a weighted average risk-free interest rate of 5.058%, a volatility of 128% and a deemed fair value of common stock of $0.14 per share. As a result of this transaction, Salon will record a preferred deemed dividend of $69 during the three month period ending September 30, 2006.

     The Purchase Agreement, as amended, and the Certificate of Designation of Preferences and Rights of the Series D preferred stock allows for the sale and issuance of an additional 792 shares of Series D preferred stock.

     The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors. In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, Series A and B preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of December 31, 2005, no dividend has been declared to the holders of preferred stock.

     If, after initial preferential liquidation payments to the holders of Series A, B, C and D preferred stock, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and preferred stock, based on the shares of common stock then held by them and issuable upon conversion of the shares of preferred stock then held by them until aggregate distributions per share reach $12,000 for the holders of Series A and B preferred stock, $2,400 for the holders of Series C Preferred Stock and $3,600 for the holders of Series D preferred stock. Salon has previously issued 809 shares of Series A preferred stock, 125 shares of Series B preferred stock and 6,618

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

shares of Series C preferred stock. If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them. Based on information currently available and following this transaction, Salon estimates that preferred stockholders as a group own approximately 95% of the outstanding shares of common stock and common stock issuable upon conversion of the shares of preferred stock, all with voting rights.

Conversion of preferred stock:

     On July 31, 2006, a stockholder converted 62 shares of Series A preferred stock to 2,490,735 shares of Salon's common stock. Salon did not receive any cash proceeds from this transaction.

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

Sources of Revenue

     A significant portion of Salon's revenues is derived from advertising revenues from the sale of promotional space on its Website. The sale of promotional space is generally less than ninety days in duration. Advertising units sold include "rich media" streaming advertisements, as well as traditional banner and pop-up advertisements.

     Salon also derives a significant portion of its revenues from its Salon Premium subscription program. Subscriptions to Salon Premium are generally $35 for one year. Salon Premium revenue is recognized ratably over the period that services are provided. This source of revenue has been decreasing since Salon's quarter ended December 31, 2004 when subscriptions peaked at 89,100 paid subscribers. Salon cannot determine at this time when this downward trend will cease.

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

Expenses

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

     Salon's expenses include stock-based expenses related to stock option grants to employees, non-employee directors and consultants. As described below, on April 1, 2006 Salon adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires companies to expense their stock option awards. Salon adopted SFAS 123R using the modified prospective transition method and therefore did not restate results for prior periods. These charges are insignificant and are reflected in our financial results.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon's significant accounting policies are described in Note 1 to the consolidated financial statements. Salon believes accounting policies and estimates related to revenue recognition and prepaid advertising rights are the most critical to Salon's financial statements. Future results may differ from current estimates if different assumptions or conditions were to prevail.

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

Prepaid Advertising Rights

     In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings and received $11.8 million of advertising credits that were to be utilized for up to ten years. As the per share price of Salon's common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million. As of June 30, 2006, Salon has $5.4 million advertising credits resulting from the transaction, valued at $3.7 million for financial reporting purposes. The common stock sale agreement stipulates that the advertising credits be utilized through December 31, 2009. Salon therefore contemplates accelerating the use of these credits in future years.

Accounting for Stock-Based Awards

     Effective April 1, 2006, Salon adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore did not restate results for prior periods. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the statement of operations based on their fair values and vesting periods. Salon recognizes the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

     As a result of implementing SFAS 123R, Salon recognized stock-based expense of $48,000 during the three months ended June 30, 2006. As of June 30, 2006, Salon had an aggregate of $776,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. Salon currently expects this stock compensation balance to be amortized as follows: $200,000 during the remainder of fiscal 2007; $213,000 during fiscal 2008; $180,000 during fiscal 2009; $157,000 during fiscal 2010; and $26,000 during fiscal 2011. The expected amortization reflects only outstanding stock awards as of June 30, 2006. Salon expects to continue to issue share-based awards to our employees in future periods.

     The full impact of SFAS 123R in the future is dependent upon, among other things, the timing of when Salon hires additional employees, the effect of new long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant and the tax benefit that Salon may or may not receive from stock-based expenses. Additionally, the application of SFAS 123R requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by Salon's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, Salon's expected stock price volatility over the term of the awards.

Results of Operations for the Three Months Ended June 30, 2006 Compared To the Three Months Ended June 30, 2005

Net revenues:

     Net revenues decreased 5% to $1.55 million for the three months ended June 30, 2006 from $1.63 million for the three months ended June 30, 2005.

     Advertising revenues were $0.9 million for the three months ended June 30, 2006 and for the three months ended June 30, 2005. Growth in advertising revenues was adversely impacted by the departure in April 2006 of a key salesperson. Included in the results for the three months ended June 30, 2005 is $13,000 of barter revenue. Salon estimates that advertising revenues for the three months ended September 30, 2006 will be approximately $1.0 million.

     An important factor in increasing advertising revenues in future periods, including Salon's pivotal quarter ending December 31, 2006, is an increase in unique visitors to Salon's Website. Increasing the number of unique Website visitors is important to Salon as they generate page views, and resulting advertising impressions that are sold to advertisers. Due to various factors, the average number of unique Website visitors for the three months ended June 30, 2006 was 2.9 million as compared to 2.1 million for the three months ended June 30, 2005.

     Salon Premium subscription revenues have continued to decline, from a record high for the three months ended December 31, 2004 of $588,000, to $546,000 for the three months ended June 30, 2005, and to $433,000 for the three months ended June 30, 2006. The steady decline in this source of revenue reflects a decline in subscriptions. Paid subscriptions to Salon Premium reached a peak as of December 31, 2004 of approximately 89,100, decreased to approximately 80,600 as of June 30, 2005 and decreased further to approximately 61,800 as of June 30, 2006. As of August 6, 2006 Salon had approximately 59,500 paid subscriptions to Salon Premium. The decline in memberships is expected to continue in the near future as indicated by a dropping renewal rate for paid one year subscriptions. The renewal rate for one year paid subscriptions as of June 30, 2006 was 61% compared to 69% a year ago. Salon has developed plans to reinvigorate its Premium program around a membership model, however the implementation of this plan has been delayed until completion of an upgrade to the underlying software to manage this business. Salon hopes to launch this program during its quarter ending December 31, 2006, but cannot accurately predict if it will successfully turn around its decline in membership.

     Salon believes that the decline in memberships is due to subscribers not perceiving any value in a subscription, website visitors are now more willing to view advertisements, lack of a robust technology platform to administer the program and the lack of a perceived need to support Salon. Due to these factors, Salon cannot accurately predict Salon Premium revenues for the three months ending September 30, 2006.

     Salon has been analyzing the Website traffic patters of its Salon Premium subscribers the last several months. Preliminary results of this analysis show that this group of individuals generates considerable page views, and if they were not subscribers, could potentially generate a significant number of additional advertising impressions. The potential to gain additional advertising impressions may alleviate some, if not all, of the inventory shortages that Salon has incurred in the past. An inventory shortage to Salon relates to when sellable impressions exceed those expected to be generated by Website visitors. The increase in advertising impressions, if completely sold, could potentially generate advertising revenues to offset some of the decrease in Salon Premium revenues. In conjunction with this analysis is the relationship with Salon's Site Pass advertising model, which provides a significant barrier to entry to Salon's Website and Salon Premium subscriptions. Salon's Site Pass gives a Website visitor a choice of: (1) becoming a Salon Premium subscriber and avoid having to view advertisements on future visits to Salon's Website or (2) viewing an advertisement to gain access to all of Salon's content. As this model is not currently succeeding in increasing the number of Salon Premium subscriptions, Salon is analyzing the merits of this model to increase the number of unique Website visitors and the corresponding generation of advertising impressions and related advertising revenues.

     Revenues from all other sources were $0.2 million for the three months ended June 30, 2006 and June 30, 2005. Approximately $0.1 million of this revenue was derived from the Well, an online discussion forum. Salon does not anticipate material changes to this amount for the three months ending September 30, 2006.

Production and content:

     Production and content expenses during the three months ended June 30, 2006 were $1.3 million compared to $1.1 million for the three months ended June 30, 2005, an increase of $0.2 million or 20%. The increase between periods is primarily a result of an increase in staff between periods. Both periods include nominal charges for the value of stock options. Salon does not anticipate material changes to production and content expenditures in the near future.

Sales and marketing:

     Sales and marketing expenses during the three months ended June 30, 2006 and for the three months ended June 30, 2005 were $0.3 million. Salon anticipates a nominal increase in sales and marketing costs in future periods from an increase in staff.

Information technology support:

     Information technology support expenses during the three months ended June 30, 2006 and for the three months ended June 30, 2005 were $0.2 million. Salon anticipates a nominal increase to information technology support expenses in future periods as it upgrades its software used to operate its business.

General and administrative:

     General and administrative expenses for the three months ended June 30, 2006 were $0.3 million compared to $0.2 million for the three months ended June 30, 2005, an increase of $0.1 million or 38%. The increase is attributable to a general increase in corporate expenses and from hiring a new Senior Vice President - Publisher. Salon does not anticipate material future changes in general and administrative expenditures.

Liquidity and capital resources:

     As of June 30, 2006, Salon had approximately $0.4 million in cash. This amount includes $0.2 million from the June 2006 exercise of two warrants.

     Net cash used in operations was $0.7 million for the three months ended June 30, 2006 compared to the use of $0.4 million for the three months ended June 30, 2005. The principal use of cash during the three months ended June 30, 2006 was to fund the $0.5 million net loss for the period and the $0.3 million increase in accounts receivable, offset by $0.1 million of non-cash charges. The principal use of cash during the three months ended June 30, 2005 was to fund the $0.1 million net loss for the period and the $0.2 million increase in accounts receivable, offset by $0.1 million of non-cash charges.

     Net cash used in investing activities was an immaterial amount during the three months ended June 30, 2006 and for the three months ended June 30, 2005.

     Net cash from financing activities provided $0.7 million from the exercise of warrants. The net cash from financing activities provided an immaterial amount for the three months ended June 30, 2005.

     Salon has incurred annual losses and negative cash flows from operations since inception and has an accumulated deficit at June 30, 2006 of $93,980. Salon's independent accountants for the years ended March 31, 2004, 2005 and 2006 have therefore included a paragraph in their reports indicating substantial doubt as to Salon's ability to continue as a going concern.

     As of June 30, 2006, Salon has $0.4 million of cash. Subsequent to June 30, 2006, Salon issued 250 shares of Series D preferred stock and received $0.3 million in cash. The investors were the father of Salon's CEO and President and a Director of Salon. The same Director has also committed to providing Salon with an additional $0.2 million of cash by December 31, 2006 for which Salon will issue additional shares of Series D preferred stock. The father of Salon's CEO and President also committed to providing $0.2 million of additional cash by December 31, 2006, which could include the purchase of additional shares of Series D preferred stock and the exercise of an outstanding warrant. Such a warrant was exercised on August 8, 2006 for which Salon received $44. Salon does not expect to receive material amounts of cash from the exercise of other outstanding warrants subsequent to August 8, 2006. Based on these factors, forecasted trade receivable receipts, cash payments, advertising revenues of a potential high of $5.5 million and total revenues of a potential high of $8.1 million, Salon estimates that its cash on hand may be $0.2 million as of June 30, 2007, while not incurring periods of limited cash during the next twelve months. There is no certainty that Salon will be able to attain any of the above mentioned projected revenue amounts.

     If anticipated cash balances are not realized, Salon may need to raise additional working capital. Salon may secure additional working capital from:
(1) the sale of 792 authorized and unissued shares of Series D preferred stock as of this filing, or (2) the issuance of securities to a strategic investor.

     Except for a commitment by the two investors noted above to provide $0.4 million in financing by December 31, 2006, the potential to raise additional working capital from the issuance of additional shares of currently authorized shares of Series D preferred stock, though viable, is not certain. In addition, Salon may explore amending the "Securities Purchase Agreement", as amended to date, and the "Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock," (collectively, the Series D preferred stock) to allow for the sale of additional shares of Series D other than the 792 shares currently authorized and unissued as of this filing. There is no certainty that Salon will be able to amend these documents or sell any such additional shares.

     From time to time, Salon has explored the possibilities of aligning itself with a strategic investor, a strategic partner, or being acquired by a third party. Though these possibilities exist, there is no certainty that any of these alternatives may come to fruition.

     Salon has non-cancelable operating lease agreements for office spaces in San Francisco, CA, New York, NY and Washington, D.C. and to host its servers in San Francisco, CA. Salon has no capital leases as of June 30, 2006. Total future minimum rental payments under non-cancelable operating leases in effect at June 30, 2006 are as follows:

                                                    Operating
          Year Ending March 31,                       Leases
          ---------------------                   -------------
                   2007                           $         346
                   2008                                     327
                   2009                                     273
                   2010                                      11
                                                  -------------
                       Total lease payments                 957
                                                  =============


Recent Accounting Pronouncements

     Effective June 6, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN 48). FIN48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN48 is effective for fiscal years beginning after December 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position or cash flows.

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



--------------------------------------------------------------------------------
PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  Legal Proceedings.

     Not applicable.

Item 1a.  Risk Factors.

Factors That May Affect Our Future Results or the Market Price of Our Stock

     Salon's business faces significant risks. The risks described below may not be the only risks Salon faces. Additional risks that are not yet known of or that are currently immaterial may also impair its business operations or have a negative impact on its stock price. If any of the events or circumstances described in the following risks actually occurs, its business, financial condition or results of operations could suffer, and the trading price of its common stock could decline.

Salon's projected cash flows may not meet expectations

     Salon relies on cash projections to run its business and changes such projections as new information is made available or events occur. The most significant component of Salon's cash projections is cash to be generated from advertising sales and, to a lesser extent, cash to be generated from Salon Premium. Forecasting cash receipts from advertising sales for an extended period of time is problematic due to the short duration of most advertising sales. If projected cash inflows and outflows do not meet expectations, Salon's ability to continue as a going concern may be adversely affected.

     If Salon forecasts or experiences periods of limited, or diminishing cash resources, Salon may need to issue additional securities. There is no guarantee that Salon will be able to issue additional securities in future periods to meet cash needs and, if it is unable to raise additional cash, Salon's ability to continue as a going concern may be adversely affected.

Salon may issue additional preferred stock at effective prices lower than current common stock market prices that may result in non-cash charges to operations

     The certificate of designation and preferences and rights of the Series D preferred stock stipulates that the Series D conversion price will be equal to 70% of the average closing sales price of Salon's common stock for the thirty days prior to the date Salon provides notice to purchasers of its intent to sell additional shares of Series D preferred stock. Such a discount, and the time lag between the date of the notice and the date a transaction is consummated, may trigger a non-cash preferred deemed dividend charge. In connection with the sale of 209 shares of Series D-3 in December 2005, it incurred a preferred deemed dividend charge of $1.0 million. The issuance of 250 shares of Series D-3 and Series D-4 subsequent to June 30, 2006 will result in a preferred deemed dividend of $0.1 million. As of this filing, there are 792 shares of authorized and unissued shares of Series D preferred that it may sell. Salon cannot predict to what extent it may incur future preferred deemed dividend charges, if any.

Salon has relied on related parties for significant investment capital

     Salon has been relying on cash infusions from related parties to fund operations. The related parties are primarily John Warnock, a Director of Salon, and William Hambrecht. William Hambrecht is the father of Salon's President and Chief Executive Officer. Subsequent to June 30, 2006, these two related parties purchased a combined total of 250 shares of Series D preferred stock for which Salon received $0.3 million, with one related party also exercising a warrant for which Salon received approximately $44,000 in cash. In addition, William Hambrecht and John Warnock have committed to provide Salon with $0.4 million in cash by December 2006 from the exercise of outstanding warrants and from the purchase of additional shares of Series D preferred stock. Curtailment of cash investments by related parties could detrimentally impact Salon's cash availability and its ability to fund its operations.

Salon's principal stockholders can exercise a controlling influence over Salon's business affairs and they may make business decisions with which non-principal stockholders disagree that may affect the value of their investment

     Based on information available to Salon, the holders of Salon's Series A, B, C and D preferred stock collectively own approximately 95% of all voting securities. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 69% is held by related parties, including former Directors, of which approximately 21% is controlled directly or indirectly by William Hambrecht and approximately 41% by Director John Warnock. Therefore, related parties by themselves own a controlling interest in Salon.

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

Future sales of significant number of shares of Salon's common stock by principal stockholders could cause its stock price to decline.

     As of June 30, 2006, Salon's preferred stock holders can convert 8,558 shares of preferred stock to approximately 183 million shares of common stock at their discretion, and as a group, hold over 20.7 million shares of common stock. In January 2006 a shareholder converted one share of Series A preferred stock and 36 shares of Series C preferred stock to 760,173 shares of common stock. Subsequent to June 30, 2006, a shareholder converted 62 shares of Series A preferred stock to 2,490,735 shares of common stock. If other preferred stockholders convert their shares of preferred stock to common stock and sell the resulting shares, such an inflow of common stock into the securities market may cause the price of Salon's common stock to decline.

Salon's preferred stockholders are entitled to potentially significant liquidation preferences of Salon's assets over common stockholders in the event of such an occurrence

     Salon's Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $21.9 million in potential sales proceeds as of June 30, 2006, which includes the effect of undeclared dividends of $2.6 million. If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $21.9 million of cash distributions, while the holders of common stock would receive none of this amount. If a liquidation event were to occur in excess of $21.9 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Salon Premium memberships have been declining and may continue to decline, adversely affecting revenues and available cash

     Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002. Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004. However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 61,800 as of June 30, 2006. If this decline were to continue, Salon's operations and available cash could be adversely affected.


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

With a volatile share price, Salon may be the target of securities litigation, which is costly and time-consuming to defend

     In the past, following periods of market volatility in the price of a company's securities, security holders have instituted class action litigation. Salon's share price has in the past experienced price volatility, and may continue to do so in the future. Many companies have been subjected to this type of litigation. If the market value of its common stock experiences adverse fluctuations and it becomes involved in this type of litigation, regardless of the merits or outcome, Salon could incur substantial legal costs and our management's attention could be diverted, causing its business, financial condition and operating results to suffer. To date, Salon has not been subjected to such litigation.

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

Salon's technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website, reduced advertising revenues, or a loss of Salon Premium subscribers

     Salon is currently upgrading its technology to manage its Website and its Salon Premium program, as well as redesigning its Website homepage. In addition, it is creating technology for new products that Salon hopes to launch during its current fiscal year. If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery and subscription management, its Website or subscription management systems may not operate properly, which could harm Salon's business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm Salon's business. Moreover, complex software products like its online publishing and subscription management systems frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

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

     Salon is currently upgrading its software to manage its subscription business in order to reinvigorate its Premium program. If this upgrade does not perform as expected, Salon's premium revenues may continue to decline.

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

     In addition, an employment agreement with an executive officer provides for the payment of severance and acceleration of the vesting of options in the event of termination of the executive officer following a change of control of Salon. These provisions in offer letters could have the effect of discouraging potential takeover attempts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         During the three months ended June 30, 2006, warrants to acquire 10,805,869 shares of common stock were exercised for which Salon received $699,496 in cash that was used for working capital and other general corporate purposes, as follows:

Issue         Exercise                                               Warrant     Exercise Price     Cash
Date            Date    Warrant Holder                               Shares        per share      Received
-------------------------------------------------------------------------------------------------------------
08/09/01     6/22/2006  Shea Ventures LLC                           1,000,000      0.10941919        109,419
06/26/03     6/22/2006  E&M RP Trust                                  300,000      0.04505918         13,518
                                                                --------------                 --------------
                        Total non-related parties                   1,300,000                        122,937

04/10/03      4/5/2006  John Warnock                                  300,000      0.04168543         12,506
04/29/03      4/5/2006  John Warnock                                  300,000      0.04505918         13,518
08/09/01     5/11/2006  Sarah & William Hambrecht Foundation          600,000      0.10941919         65,652
06/12/03     5/11/2006  The Hambrecht 1980 Revocable Trust            150,000      0.04505918          6,759
06/12/03     5/11/2006  WR Hambrecht + Co LLC                         150,000      0.04505918          6,759
07/10/03     5/11/2006  HAMCO Capital Corporation                     150,000      0.04168543          6,253
11/24/03     5/11/2006  HAMCO Capital Corporation                     150,000      0.04505918          6,759
02/10/04     5/11/2006  The Hambrecht 1980 Revocable Trust            300,000      0.03450000         10,350
06/04/04     5/11/2006  HAMCO Capital Corporation                      81,290      0.13742362         11,171
06/04/04     5/11/2006  The Hambrecht 1980 Revocable Trust            282,580      0.13742362         38,833
02/02/05     5/11/2006  HAMCO Capital Corporation                      34,363      0.16100000          5,532
02/02/05     5/11/2006  The Hambrecht 1980 Revocable Trust            307,636      0.16100000         49,529
05/28/03     5/12/2006  John Warnock                                  900,000      0.04505918         40,553
07/10/03     5/12/2006  John Warnock                                  300,000      0.04168543         12,506
07/30/03     5/12/2006  John Warnock                                  300,000      0.03450000         10,350
08/29/03     5/12/2006  John Warnock                                  300,000      0.03450000         10,350
09/12/03     5/12/2006  John Warnock                                  300,000      0.04505918         13,518
09/29/03     5/12/2006  John Warnock                                  300,000      0.05180668         15,542
10/10/03     5/12/2006  John Warnock                                  300,000      0.04505918         13,518
10/30/03     5/12/2006  John Warnock                                  300,000      0.04505918         13,518
11/12/03     5/12/2006  John Warnock                                  300,000      0.04843293         14,530
11/24/03     5/12/2006  John Warnock                                  300,000      0.04505918         13,518
12/11/03     5/12/2006  John Warnock                                  300,000      0.04505918         13,518
12/30/03     5/12/2006  John Warnock                                1,500,000      0.03450000         51,750
12/31/03     5/12/2006  John Warnock                                  300,000      0.03450000         10,350
08/09/01     6/29/2006  John Warnock                                1,000,000      0.10941919        109,419
                                                                --------------                 --------------
                        Total related parties                       9,505,869                        576,561

                        Total exercised                            10,805,869                        699,498
                                                                ==============                 ==============

The related parties in the above table include:

1.   John Warnock, a Director of Salon Media Group,
2. The Hambrecht 1980 Revocable Trust, a trust of the father of Salon's CEO and President,
3. Sarah & William Hambrecht Foundation for which Salon's CEO and President serves as a Director and has voting rights,
4. HAMCO Capital Corporation in which Salon's CEO and President, and her father, each have an ownership interest therein.

     During the three months ending June 30, 2006, warrants for 1,344,015 shares of common stock were converted to 1,053,558 shares of common stock by two investors for which Salon did not receive any consideration under the net exercise provision of the warrants, as follows:

Issue         Conversion                                 Warrant        Exercise Price     Converted
Date             Date     Warrant Holder                 Shares           per share         Shares
------------------------------------------------------------------------------------------------------
04/10/03        4/4/2006  Ironstone Group, Inc              300,000       0.04168543          255,337
04/29/03       4/25/2006  Ironstone Group, Inc              300,000       0.04505918          243,676
10/30/03       5/11/2006  Ironstone Group, Inc              150,000       0.04505918          114,426
10/06/03       5/11/2006  Ironstone Group, Inc              300,000       0.05180668          218,199
                                                    ----------------                  ----------------
                          Total related parties           1,050,000                           831,638

07/10/03        6/5/2006  Octavia, LLC                      294,015       0.04168543          221,920
                                                    ----------------                  ----------------
                          Total converted                 1,344,015                         1,053,558
                                                    ================                  ================

William Hambrecht, the father of Salon's CEO and President has an ownership interest in Ironstone Group, Inc.

     The securities were issued to "accredited investors" as that term is defined in Rule 501(a) under the Securities Act. of 1933 and pursuant to an exemption from the registration requirements of the Securities Act of 1933 set forth in Section 506 of Regulation D.

Item 3.  Default upon senior securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 10-Q.

(a)  Exhibits.

31.1 Certification of Elizabeth Hambrecht, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2 Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1 Certification of Elizabeth Hambrecht, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2 Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002



Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SALON MEDIA GROUP, INC.


Dated:  8/11/06              /s/ Conrad Lowry
                             -----------------------------------
                             Conrad Lowry
                             Chief Financial Officer and Secretary