Form 10-K/A
period 2006-03-31
SALON MEDIA GROUP INC
filed 2006-10-31
CIK 1084332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

================================================================================

================================================================================

                                   FORM 10-K/A

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Securities and Exchange Commission on June 28, 2006, as follows:

     1.   Part I, Item 1A. Risk Factors
     2.   Part II, Item 6. Selected Consolidated Financial Data
     3. Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations
     4.   Part II, Item 8. Consolidated Financial Statements and Supplementary
          Data
     5.   Part II, Item 9A. Controls and Procedures

     The purpose of the amendment is to correct the accounting for the value of the beneficial conversion feature of the Series C preferred stock issued on February 10, 2004 and the shares of Series D preferred stock issued on December 21, 2005. The values of the beneficial conversion feature were recorded as preferred deemed dividends in the statement of operations. The results of the re-calculations were reductions in charges for preferred deemed dividends from $2,615,000 to $936,000 for the year ended March 31, 2004 and from $1,040,000 to
$227,000 for the year ended March 31, 2006. These corrections had the effect of:

     1. Reducing the net loss attributable to common stockholders for the year ended March 31, 2006 from $2,162,000 to $1,349,000;
     2. Reducing the basic and diluted net loss per share attributable to common stockholders for the year ended March 31, 2006 from ($0.13) to ($0.08);
     3. Reducing the net loss attributable to common stockholders for the year ended March 31, 2004 from $8,661,000 to $6,982,000;
     4. Reducing the basic and diluted net loss per share attributable to common stockholders for the year ended March 31, 2004 from ($0.61) to ($0.50).

     With the exception of the foregoing, no other information in the registrants Annual Report on Form 10-K has been supplemented, updated or amended. Pursuant to Rule 12b-5 under the Securities Exchange Act of 1934, as amended, the complete text of each amended item is set forth below.

     As a result of management's internal review, the registrant has identified material weaknesses in its internal control over financial reporting, including controls over the accounting for issuances of preferred stock. The registrant is actively engaged in the implementation of remediation efforts to address these material weaknesses in internal controls over financial reporting. See Part II,
Item 9A, "Controls and Procedures."

--------------------------------------------------------------------------------
FORM 10-K/A
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------

                                                                           Page
PART I                                                                    Number

ITEM 1A.    Risk Factors...................................................  4

PART II

ITEM 6.     Selected Consolidated Financial Data........................... 14

ITEM 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................... 15

ITEM 8.     Consolidated Financial Statements and Supplementary Data....... 26

ITEM 9A.    Controls and Procedures........................................ 57

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules..................... 58

SIGNATURES  ............................................................... 58

PART I

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

Salon may issue additional preferred stock at effective prices lower than current common stock market prices that may result in non-cash charges to operations

     The certificate of designation and preferences and rights of the Series D preferred stock stipulates that the Series D conversion price will be equal to 70% of the average closing sales price of Salon's common stock for the thirty days prior to the date Salon provides notice to purchasers of its intent to sell additional shares of Series D preferred stock. Such a discount, and the time lag between the date of the notice and the date a transaction is consummated, may trigger a non-cash preferred deemed dividend charge. In connection with the sale of 209 shares of Series D-3 in December 2005, it incurred a preferred deemed dividend charge of $0.2 million. Currently, there are 1,042 shares of authorized and unissued shares of Series D preferred that it may sell. Salon cannot predict to what extent it may incur future preferred deemed dividend charges, if any.

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

PART II

ITEM 6. Selected Consolidated Financial Data

                                              Dollar amounts in thousands, except per share
                                          ----------------------------------------------------
Year Ended March 31,                        2006       2005       2004       2003       2002
--------------------------------------    --------   --------   --------   --------   --------
                                         (Restated)            (Restated)
--------------------------------------    --------   --------   --------   --------   --------
Net revenues                              $  6,516   $  6,628   $  4,499   $  4,003   $  3,619
Net loss (1)                              $  1,122   $    518   $  6,046   $  5,597   $  8,000
Net loss attributable to common
    stockholders (2) (Restated)           $  1,349   $    358   $  6,982   $  5,678   $ 11,286
Basic and diluted net loss per share
attributable to common stockholders
(Restated)                                $   0.08   $   0.02   $   0.50   $   0.41   $   0.83
Weighted average common shares
    outstanding used in computing
    per share amounts (thousands)           16,188     14,390     14,099     13,938     13,547
Cash and cash equivalents                 $    441   $    686   $    696   $    162   $  1,542
Prepaid advertising rights                $  3,718   $  3,970   $  4,430   $  5,480   $  6,266
Total assets                              $  5,304   $  6,069   $  6,270   $  7,590   $ 11,342
Capital leases - long-term portion        $      -   $      -   $      -   $     18   $     77
Total long-term liabilities (3)           $    120   $     82   $  2,621   $    569   $    229

(1) The net loss for the year ended March 31, 2003 includes write-down of long-lived assets of $345 related to certain leasehold improvements. The net loss for the year ended March 31, 2002 includes a write-down of long-lived assets of $782 due to impairments.

(2) The net loss attributable to common stockholders for the year ended March 31, 2006 includes a preferred deemed dividend charge of $227 from the issuance of Series D preferred stock. The charge represents the difference between the offering price of Salon's Series D preferred stock and the fair value of Salon's common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction. The net loss attributable to common stockholders for the fiscal year ended March 31, 2005 includes a net preferred deemed dividend benefit of $160 derived from a benefit of $470 from a decrease in value of warrants previously issued to preferred stockholders and a charge of $310 from the issuance of Series D-1 and D-2 preferred stock during the year. The charge represents the difference between the offering price of Salon's Series D preferred stock and the fair value of Salon's common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction. The net loss attributable to common stockholders for the fiscal year ended March 31, 2004 includes a preferred deemed dividend of $936 that included $361 resulting from the difference between the offering price of Salon's Series C preferred stock and warrants sold in February 2004 and the deemed fair value of Salon's common stock on the date of the transaction and $575 from the change in value during the year ended March 31, 2004 of warrants issued to preferred stockholders. The net loss attributable to common stockholders for the fiscal year ended March 31, 2002 includes a preferred deemed dividend of $3,189 which was the difference between the offering price of Salon's Series A preferred stock sold in August and September 2001 and the deemed fair value of Salon's common stock on the date of the transaction.

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


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2006, Salon had an accumulated deficit of $91.0 million. These losses have been funded primarily through the issuance of common stock from Salon's initial public offering in June 1999, issuance of preferred stock, and from the issuance of convertible notes payable.

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

Preferred Deemed Dividend

     During the year ended March 31, 2006, Salon sold 209 shares of Series D-3 preferred stock that were convertible to common stock at an effective price less than the fair market value of Salon's common stock on the commitment date. Salon valued the beneficial conversion feature of the preferred stock sold at $0.2 million. As the shares of preferred stock were immediately convertible, for its year ended March 31, 2006, Salon recorded a $0.2 million non-cash preferred deemed dividend, representing the value of the beneficial conversion feature of the shares issued.

     The non-cash preferred deemed dividend benefit of $0.2 million for the year ended March 31, 2005 includes a benefit of $0.5 million from a decrease in value of warrants previously issued to preferred stockholders and a charge of $0.3 million from the issuance of Series D preferred stock during the year. During the year ended March 31, 2005, Salon sold 417 shares of Series D-1 and 417 shares of Series D-2 preferred stock at an effective price less than the fair market value of Salon's common stock on the commitment dates. Salon valued the beneficial conversion feature of the preferred stock sold at $0.3 million. As the shares of preferred stock were all immediately convertible, for its year ended March 31, 2005, Salon recorded a $0.3 million non-cash preferred deemed dividend, representing the value of the beneficial conversion feature of the shares issued.

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

Preferred Deemed Dividend

     The non-cash preferred deemed dividend benefit of $0.2 million for the year ended March 31, 2005 includes a benefit of $0.5 million from a decrease in value of warrants previously issued to preferred stockholders and a charge of $0.3 million from the issuance of Series D preferred stock during the year. During the year ended March 31, 2005, Salon sold 417 shares of Series D-1 and 417 shares of Series D-2 preferred stock at an effective price less than the fair market value of Salon's common stock on the commitment dates. Salon valued the beneficial conversion feature of the preferred stock sold at $0.3 million. As the shares of preferred stock were all immediately convertible, for its year ended March 31, 2005, Salon recorded a $0.3 million non-cash preferred deemed dividend, representing the value of the beneficial conversion feature of the shares issued.

     The non-cash preferred deemed dividend charge of $0.9 million for the year ended March 31, 2004 includes a charge of $575,000 from an increase in value of warrants previously issued to preferred stockholders and a charge of $361,000 from the issuance of Series C preferred stock during the year. During the year ended March 31, 2004 Salon sold 500 shares of Series C preferred stock that were sold at an effective price less than the fair market value of Salon's common stock on the commitment date. Salon valued the beneficial conversion feature of the preferred stock sold at $361,000. As the shares of preferred stock were all immediately convertible, Salon recorded a $361,000 non-cash preferred deemed dividend representing the value of the beneficial conversion feature of the shares issued.

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

     As of March 31, 2006, Salon has no outstanding capital leases and does not anticipate entering into similar debt instruments during its year ending March 31, 2007. The following summarizes Salon's contractual obligations as of March 31, 2006, and the effect these contractual obligations are expected to have on Salon's liquidity and cash flows in future periods (in thousands):

                                   Payments Due By Period
                      -------------------------------------------------
                                     1 Year       1 - 3       More than
                         Total       or Less      Years        3 Years
                      ----------   ----------   ----------   ----------
Operating leases      $      799   $      308   $      491   $        -
                      ----------   ----------   ----------   ----------
     Total            $      799   $      308   $      491   $        -
                      ==========   ==========   ==========   ==========

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

ITEM 8. Consolidated Financial Statements and Supplementary Data

                                                                            Page

Reports of Independent Registered Public Accounting Firm ....................27

Consolidated Balance Sheets as of March 31, 2006, 2005, and 2004.............28

Consolidated Statements of Operations for the years ended
     March 31, 2006, 2005, and 2004 .........................................29

Consolidated Statements of Stockholders' Equity for the years ended
     March 31, 2006, 2005, and 2004 .........................................30

Consolidated Statements of Cash Flows for the years ended
     March 31, 2006, 2005, and 2004 .........................................31

Notes to Consolidated Financial Statements...................................32

Selected Quarterly Financial Data (unaudited)................................56

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Salon Media Group, Inc.

We have audited the accompanying consolidated financial statements of Salon Media Group, Inc. and its subsidiaries (the "Company") as of March 31, 2006, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $91.0 million at March 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Burr, Pilger & Mayer LLP
San Francisco, California
May 4, 2006, except for the restatement discussed in Note 1 and in the thirteenth paragraph of Note 12 to the financial statements, as to which the date is October 25, 2006

                             SALON MEDIA GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                March 31,
                                                                  --------------------------------------
                                                                     2006          2005          2004
                                                                  ----------    ----------    ----------
Assets                                                            (Restated)    (Restated)    (Restated)
   Current assets:
        Cash and cash equivalents                                 $      441    $      686    $      696
        Accounts receivable, net                                         502           623           306
        Prepaid expenses and other current assets                        184           232           432
                                                                  ----------    ----------    ----------
           Total current assets                                        1,127         1,541         1,434

   Property and equipment, net                                           155           191            89
   Prepaid advertising rights                                          3,718         3,970         4,430
   Goodwill, net                                                         200           200           200
   Other assets                                                          104           167           117
                                                                  ----------    ----------    ----------
           Total assets                                           $    5,304    $    6,069    $    6,270
                                                                  ==========    ==========    ==========
Liabilities and stockholders' equity
   Current liabilities:
        Accounts payable and accrued liabilities                  $      747    $      788    $    1,125
        Deferred revenue                                                 820         1,047         1,107
        Capital lease obligations, current                                 -             -            18
                                                                  ----------    ----------    ----------
           Total current liabilities                                   1,567         1,835         2,250

   Warrants payable                                                        -             -         2,621
                                                                  ----------    ----------    ----------

   Other long-term liabilities                                           120            82             -
                                                                  ----------    ----------    ----------

        Total liabilities                                              1,687         1,917         4,871
                                                                  ----------    ----------    ----------
Commitments and Contingencies (Note 8)

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, 8,558 shares issued and outstanding at
      March 31, 2006, 8,386 shares issued and outstanding
      at March 31, 2005 and 7,552 issued and outstanding at
      March 31, 2004
      (aggregate liquidation preference of $21,655 at
      March 31, 2006, $20,686 at March 31, 2005 and $18,926
      at March 31, 2004)                                                   -             -             -

   Common stock, $0.001 par value, 600,000,000 shares
      authorized, 19,129,012 shares issued and outstanding
      at March 31, 2006 , 14,970,622 shares issued and
      outstanding at March 31, 2005 and 14,155,276 issued
      and outstanding at March 31, 2004                                   19            15            14
   Additional paid-in capital (Restated)                              94,601        93,751        90,641

   Unearned compensation                                                 (40)            -             -
   Accumulated deficit (Restated)                                    (90,963)      (89,614)      (89,256)
                                                                  ----------    ----------    ----------
         Total stockholders' equity                                    3,617         4,152         1,399
                                                                  ----------    ----------    ----------
           Total liabilities and stockholders' equity             $    5,304    $    6,069    $    6,270
                                                                  ==========    ==========    ==========

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                         Year Ended March 31,
                                                --------------------------------------
                                                   2006          2005          2004
                                                --------------------------------------
                                                (Restated)                  (Restated)
                                                ----------    ----------    ----------
Net revenues                                    $    6,516    $    6,628    $    4,499
                                                ----------    ----------    ----------

Operating expenses:
   Production and content                            4,505         4,446         4,647
   Sales and marketing                               1,515         1,891         2,393
   Information technology support                      676           617           614
   General and administrative                          964           766         1,386
   Amortization of intangibles                           -             -           353
                                                ----------    ----------    ----------
       Total operating expenses                      7,660         7,720         9,393

Loss from operations                                (1,144)       (1,092)       (4,894)

Interest and other income (expense)                     22           574        (1,152)
                                                ----------    ----------    ----------
       Net loss                                     (1,122)         (518)       (6,046)

Preferred deemed dividend (Restated)                  (227)          160          (936)
                                                ----------    ----------    ----------
Net loss attributable to common
stockholders (Restated)                         $   (1,349)   $     (358)   $   (6,982)
                                                ==========    ==========    ==========

Basic and diluted net loss per share
   attributable to common stockholders
   (Restated)                                   $    (0.08)   $    (0.02)   $    (0.50)

Weighted average shares used in computing
   basic and diluted net loss per share
   attributable to common stockholders              16,188        14,390        14,099


           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (in thousands, except Preferred Stock Shares)

                                      Preferred                Common
                                        Stock                   Stock           Additional                               Total
                                ----------------------------------------------   Paid-In     Unearned    Accumulated  Stockholders'
                                  Shares      Amount      Shares      Amount     Capital    Compensation    Deficit      Equity
                                --------------------------------------------------------------------------------------------------
                                                                                (Restated)                (Restated)
                                --------------------------------------------------------------------------------------------------
Balance, March 31, 2003              934            -      14,155          14      85,283            -      (82,274)       3,023

Value of contingent shares
  issued in conjunction
  with acquisition                     -            -           -           -           5            -            -            5
Series C convertible
  preferred stock and
  common stock warrants
  issued from conversion of
  convertible notes payable        5,493            -           -           -       4,394            -            -        4,394
Series C convertible
  preferred stock and
  common stock warrants
  issued for cash                  1,125            -           -           -         892            -            -          892
Preferred deemed dividend
  on issuance of Series C
  Convertible preferred
  stock (Restated)                     -            -           -           -         361            -         (361)           -
Preferred deemed dividend
  from revaluation of
  warrants issued to
  preferred stock holders              -            -           -           -           -            -         (575)        (575)
Reclassification of
  warrants to liabilities              -            -           -           -        (294)           -            -         (294)
Net loss                               -            -           -           -           -            -       (6,046)      (6,046)
                                --------------------------------------------------------------------------------------------------
Balance, March 31, 2004
(Restated)                     $   7,552            -      14,155   $      14   $  90,641    $       -    $ (89,256)   $   1,399

Shares issued under employee
  stock plans                          -            -         399           -          55            -            -           55
Value of shares issued to
  settle amounts owed a
  trade payable                        -            -         417           1          41            -            -           42
Value of warrants issued               -            -           -           -         100            -            -          100
Series D convertible
  preferred stock and
  common stock warrants
  issued for cash                    834            -           -           -       1,207            -         (310)         897
Preferred deemed dividend
  from revaluation of
  warrants issued to
  preferred stock holders              -            -           -           -           -            -          470          470
Extinguishment of warrant
  liability - see Note 12              -            -           -           -       1,707            -            -        1,707
Net loss                               -            -           -           -           -            -         (518)        (518)
                                --------------------------------------------------------------------------------------------------
Balance, March 31, 2005
(Restated)                     $   8,386            -      14,971   $      15   $  93,751    $       -    $ (89,614)   $   4,152

Shares issued under
  employee stock plans                 -            -         520           -          72            -            -           72
Shares issued under
  warrant agreements                   -            -       2,878           3          63            -            -           66
Value of warrants issued               -            -           -           -          55            -            -           55
Preferred stock converted
  to common stock                    (37)           -         760           1          (1)           -            -            -
Amortization of unearned
  compensation                         -            -           -           -         183          (40)           -          143
Series D convertible
  preferred stock and
  common stock warrants
  issued for cash                    209            -           -           -         251            -            -          251
Preferred deemed dividend
  on issuance of Series D
  Convertible preferred
  stock (Restated)                     -            -           -           -         227            -         (227)           -
Net loss                               -            -           -           -           -            -       (1,122)      (1,122)
                                --------------------------------------------------------------------------------------------------
Balance, March 31, 2006
(Restated)                         8,558        $   -      19,129   $      19   $  94,601    $     (40)   $ (90,963)   $   3,617

           See accompanying notes to Consolidated Financial Statements

                             SALON MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Year Ended March 31,
                                                                                 --------------------------------
                                                                                   2006        2005        2004
                                                                                 --------    --------    --------
Cash flows from operating activities:
 Net loss                                                                        $ (1,122)   $   (518)   $ (6,046)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Loss from retirement of assets                                                      -           -          43
    Stock-based compensation                                                          143           -           -
    Warrant re-valuation                                                                -        (541)      1,037
    Depreciation and amortization                                                     143         495       1,285
    Allowance for (recovery of) doubtful accounts                                      (1)          2         (10)
    Operating lease incentives                                                          -          65           -
    Gain on issuance of common stock for trade payable                                  -         (25)          -
    Prepaid advertising rights usage                                                  252         460       1,050
    Changes in assets and liabilities:
      Accounts receivable                                                             122        (319)        (69)
      Prepaid expenses, other current assets and other assets                         111        (130)        (59)
      Accounts payable, accrued liabilities and other long-term liabilities            (3)       (254)       (180)
      Deferred revenue                                                               (227)        (60)        189
                                                                                 --------    --------    --------
         Net cash used in operating activities                                       (582)       (825)     (2,760)
                                                                                 --------    --------    --------
Cash flows from investing activities:
 Purchase of property and equipment                                                   (52)       (217)        (35)
 Proceeds from asset sales                                                              -           -          15
                                                                                 --------    --------    --------
         Net cash used in investing activities                                        (52)       (217)        (20)
                                                                                 --------    --------    --------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock, net                                       251         995         892
 Proceeds from issuance of common stock, net                                          138          55           -
 Proceeds from bank borrowings                                                          -           -         182
 Repayment of short-term borrowings                                                     -           -        (182)
 Proceeds from issuance of notes payable, net                                           -           -       2,513
 Principal payments under capital leases                                                -         (18)        (91)
                                                                                 --------    --------    --------
         Net cash provided by financing activities                                    389       1,032       3,314
                                                                                 --------    --------    --------
Net increase (decrease) in cash and cash equivalents                                 (245)        (10)        534

Cash and cash equivalents at beginning of period                                      686         696         162
                                                                                 --------    --------    --------

Cash and cash equivalents at end of period                                       $    441    $    686    $    696
                                                                                 ========    ========    ========

Amount paid for interest                                                         $      -    $      -    $      6
Supplemental schedule of non-cash investing and financing activities:
 Warrants issued in connection with issuance of convertible notes payable        $      -    $      -    $    263
 Issuance of stock and warrants in connection with acquisition                          -           -           5
 Issuance of warrants in connection with agreements                                    55         100         100
 Preferred deemed dividend (Restated)                                                 227        (160)        936
 Conversion of notes payable and accrued interest to preferred stock                    -           -       4,394
 Issuance of common stock for trade payable                                             -          42           -

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

     The financial statements contained herein have been restated to correct the accounting for the beneficial conversion features of certain of Series C and Series D preferred stock issued on February 10, 2004 and December 21, 2005. Salon originally recorded the full intrinsic value of the aforementioned beneficial conversion features as preferred deemed dividends. The amounts recorded as preferred deemed dividends should have been limited to the proceeds received from the transactions which were attributable to the preferred stock issued. This resulted in overstating the amount of their preferred deemed dividends and the net loss attributable to common stockholders in the statement of operations for fiscal years ended March 31, 2004, March 31, 2006 and the stockholders equity section of the balance sheet as of March 31, 2004, 2004 and 2006. These were non-cash charges which had no impact on Salon's statement of cash flows or cash position.

     The effect of the correction on the Consolidated Statement of Operations is as follows:

                                                   As Recorded     As Restated
                                                  ------------    ------------
Year-ended March 31, 2004
Preferred deemed dividend                         $     (2,615)   $       (936)
Net loss attributable to common stockholders            (8,661)         (6,982)
Basic and diluted net loss per share
    attributable to common stockholders                  (0.61)          (0.50)

Year-ended March 31, 2006
Preferred deemed dividend                         $     (1,040)   $       (227)
Net loss attributable to common stockholders            (2,162)         (1,349)
Basic and diluted net loss per share
    attributable to common stockholders                  (0.13)          (0.08)

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

The cumulative effect of the correction on the Consolidated Balance Sheet is as follows:

                                         As Reported    As Restated
                                         -----------    -----------
      As of March 31, 2004
      Additional paid-in capital         $    92,320    $    90,641
      Accumulated deficit                $   (90,935)   $   (89,256)
      Total stockholders' equity         $     1,399    $     1,399

      As of March 31, 2005
      Additional paid-in capital         $    95,430    $    93,751
      Accumulated deficit                $   (91,293)   $   (89,614)
      Total stockholders' equity         $     4,152    $     4,152

      As of March 31, 2006
      Additional paid-in capital         $    97,093    $    94,601
      Accumulated deficit                $   (93,455)   $   (90,963)
      Total stockholders' equity         $     3,617    $     3,617


Note 2.  Summary of Significant Accounting Policies

Basis of presentation

     These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at March 31, 2006 of $90,963. These factors raise substantial doubt about Salon's ability to continue as a going concern.

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

                                                                   Year Ended March 31,
                                                           --------------------------------------
                                                              2006          2005          2004
                                                           ----------    ----------    ----------
                                                           (Restated)                  (Restated)
                                                           ----------    ----------    ----------
Net loss attributable to common stockholders:
    As reported (Restated)                                 $   (1,349)   $     (358)   $   (6,982)
    Add back: stock-based employee compensation
    expense included in reported net loss                           -             -             -
    Deduct: total stock-based compensation expense
    determined under the fair value based method, net
    of related tax                                             (2,321)       (1,390)         (219)
                                                           ----------    ----------    ----------
    Pro forma net loss attributable to common
    stockholders (Restated)                                $   (3,670)   $   (1,748)   $   (7,201)
                                                           ==========    ==========    ==========
Basic and diluted net loss per share attributable
common stockholders:
    As reported (Restated)                                 $    (0.08)   $    (0.02)   $    (0.50)
    Pro forma net loss per share (Restated)                $    (0.23)   $    (0.12)   $    (0.51)

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

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

Net loss per share

     Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

                                                                   Year Ended March 31,
                                                       -----------------------------------------------
                                                           2006             2005              2004
                                                       -------------    -------------    -------------
                                                        (Restated)                         (Restated)
                                                       -------------    -------------    -------------
Numerator:
    Net loss attributable to common
        stockholders (Restated)                        $      (1,349)   $        (358)   $      (6,982)
                                                       =============    =============    =============

Denominator:
    Weighted average shares outstanding                   16,188,000       14,390,000       14,155,000
    Weighted average shares held in escrow                         0                0          (56,000)
                                                       -------------    -------------    -------------
    Weighted average shares used in
       computing basic and diluted net loss per
       share attributable to common stockholders          16,188,000       14,390,000       14,099,000
                                                       =============    =============    =============

Basic and diluted net loss per share attributable
    to common stockholders (Restated)                  $       (0.08)   $       (0.02)   $       (0.50)
                                                       =============    =============    =============

Antidilutive securities including options,
    warrants and convertible preferred stock
    not included in loss per share calculation           237,979,000      232,006,000      199,312,000
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

Note 3. Balance Sheet Components

                                                         Year Ended March 31,
                                                --------------------------------------
                                                   2006          2005          2004
                                                ----------    ----------    ----------
Accounts receivable, net:
   Accounts receivable                          $      532    $      653    $      336
   Less: allowance for doubtful accounts               (30)          (30)          (30)
                                                ----------    ----------    ----------
                                                $      502    $      623    $      306
                                                ==========    ==========    ==========

Prepaid expenses and other current assets
   Prepaid lease termination fees               $        -    $        -    $      192
   Receivable from employees                            48            89            92
   Prepaid expenses                                     40            88            79
   Short-term deposits                                  96            54            49
   Other receivables                                     -             1            20
                                                ----------    ----------    ----------
                                                $      184    $      232    $      432
                                                ==========    ==========    ==========

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

                                                         Year Ended March 31,
                                                --------------------------------------
Balance sheet components (continued)               2006          2005          2004
                                                ----------    ----------    ----------
Property and equipment, net
   Computer hardware and software               $    1,263    $    1,316    $    1,392
   Leasehold improvements                               67            67            34
   Furniture and office equipment                      242           243           258
                                                ----------    ----------    ----------
                                                     1,572         1,626         1,684
   Less: accumulated depreciation                   (1,417)       (1,435)       (1,595)
                                                ----------    ----------    ----------
                                                $      155    $      191    $       89
                                                ==========    ==========    ==========

Other assets
   Long-term deposits                           $      104    $      167    $       65
   Other                                                 -             -            52
                                                ----------    ----------    ----------
                                                $      104    $      167    $      117
                                                ==========    ==========    ==========

Accounts payable and accrued liabilities
   Accounts payable                             $      253    $      216    $      348
   Salaries and wages payable                          290           270           162
   Accrued services                                     88            92            68
   Reserve for claims                                   75           151           181
   Rent expense normalization                            -             -           302
   Other accrued expenses                               41            59            64
                                                ----------    ----------    ----------
                                                $      747    $      788    $    1,125
                                                ==========    ==========    ==========

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

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     Related parties pertaining to the issuance of notes were comprised of the following:

                                                Promissory                     Series C
                                                   Note         Warrants        Shares
Name                                              Amount         Issued         Issued
------------------------------------------     ------------   ------------   ------------
The Hambrecht 1980 Revocable Trust             $         50        150,000             64
WR Hambrecht + Co., LLC                                  50        150,000             64
The Sarah & William Hambrecht Foundation                 80         40,107            108
HAMCO Capital Corporation                               100        300,000            127
Ironstone Group, Inc                                    650      1,950,000            843
                                               ------------   ------------   ------------
Total William Hambrecht related entities                930      2,590,107          1,206

John Warnock                                          2,199      5,649,345          2,849
Wenner Media LLC                                        200        600,000            250
Robert McKay                                            117         58,423            158
Brian Dougherty                                          50         25,000             67
Elizabeth Hambrecht                                      25         75,000             31
                                               ------------   ------------   ------------
Total all                                      $      3,521      8,997,875          4,561
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

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     On June 4, 2004, September 30, 2004 and February 2, 2005, Salon issued a total of 834 shares of Series D preferred stock and warrants to purchase 1,489,457 shares of common stock. The related parties in these transactions were:

                                             Series D
                                              Shares      Warrants     Purchase
Name                                          Issued       Issued        Price
----------------------------------------    ----------   ----------   ----------
The Hambrecht 1980 Revocable Trust          $      334      590,216          401
HAMCO Capital Corporation                           63      115,653           76
                                            ----------   ----------   ----------
Total William Hambrecht related entities           397      705,869          477

John Warnock                                       416      742,943          499
                                            ----------   ----------   ----------
Total all                                   $      813    1,448,812          976
                                            ==========   ==========   ==========

     During the year ended March 31, 2006, John Warnock, a Director of Salon, exercised the following outstanding warrants and received common stock of Salon:

     Date             Number             Exercise             Cash Received
   Exercised        Of Shares         Price per share            by Salon
-----------------------------------------------------------------------------
   5/24/2005            99,345           0.08979801                   9
   1/23/2006           150,000           0.04505918                   6
   1/23/2006           300,000           0.04168543                  13
   1/23/2006           300,000           0.04168543                  13
                 --------------                               --------------
                       849,345                                       41
                 ==============                               ==============

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

     Salon has no capital leases as of March 31, 2006. Total future minimum rental payments under capital leases and non-cancelable operating leases in effect at March 31, 2006 are as follows:

                                                   Operating
        Year Ending March 31,                        Leases
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

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     The following table sets forth information concerning Salon's intangible assets as of March 31, 2006, 2005 and 2004:

                                                            Gross                     Net
                                                          Carrying    Accumulated   Carrying
                                                           Amount    Amortization    Amount
                                                         ----------   ----------   ----------
Trade name                                               $    1,200   $    1,200   $        -

Proprietary technology                                          355          355            -

Audio technology                                                158          158            -
                                                         ----------   ----------   ----------

Total intangible assets subject to amortization          $    1,713   $    1,713   $        -
                                                         ==========   ==========   ==========

Goodwill                                                 $    3,555   $    3,355   $      200
                                                         ----------   ----------   ----------
Total intangible assets not subject to amortization      $    3,555   $    3,355   $      200
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

     Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                      Year Ended March 31,
                                --------------------------------
                                  2006        2005        2004
                                --------    --------    --------
Net operating losses            $ 23,719    $ 23,274    $ 22,496
Other                              1,309       1,483       1,702
                                --------    --------    --------

Total deferred tax assets         25,028      24,757      24,198
Valuation allowance              (25,028)    (24,757)    (24,198)
                                --------    --------    --------
Net deferred tax asset$         $      -    $      -    $      -
                                ========    ========    ========

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets. The difference between Salon's effective income tax rate and the federal statutory (34%) rate is as follows:

                                                Year Ended March 31,
                                          --------------------------------
                                            2006        2005        2004
                                          --------    --------    --------
Statutory tax benefit                     $   (735)   $   (122)   $ (2,945)
State taxes, net of federal benefit           (126)        (21)       (505)

Permanent differences                          493        (244)      1,608

Other                                           97        (172)        330
                                          --------    --------    --------
Total                                         (271)       (559)     (1,512)

Change in valuation allowance                  271         559       1,512
                                          --------    --------    --------

                                          $      -    $      -    $      -
                                          ========    ========    ========

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

                             SALON MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     The following table summarizes activity under Salon's Plans from March 31, 2003 through March 31, 2006:

                                                     Weighted
                                                      Average
                                     Number of       Exercise
                                       shares         Price
                                    -----------    -----------
Balance March 31, 2003                6,136,000    $      1.62
Options granted                               -    $         -
Options terminated                   (2,185,000)   $      1.83
Options exercised                             -    $         -
                                    -----------
Balance March 31, 2004                3,951,000    $      1.50
Options granted                      21,910,000    $      0.14
Options terminated                     (663,000)   $      1.27
Options exercised                      (399,000)   $      0.14
                                    -----------
Balance March 31, 2005               24,799,000    $      0.33
Options granted                      10,792,000    $      0.24
Options terminated                   (3,533,000)   $      0.33
Options exercised                      (520,000)   $      0.14
                                    -----------
Balance March 31, 2006               31,538,000    $      0.30
                                    ===========

The following table summarizes information about stock options outstanding at March 31, 2006:

                                   Options Outstanding                     Options Exercisable
                     ----------------------------------------------   -----------------------------
                                           Weighted
                                           Average       Weighted                        Weighted
                        Number of         Remaining       Average        Number of        Average
      Range of           Shares          Contractual     Exercise          Shares        Exercise
  Exercise Prices      Outstanding       Life (Years)     Price         Exercisable        Price
 -----------------   ----------------   -------------  ------------   ---------------   -----------
   $0.06 - $ 0.06            8,000           6.5        $     0.06            7,000      $    0.06
   $0.12 - $ 0.14       22,384,000           8.7              0.14       20,766,000           0.14
   $0.19 - $ 0.26        7,191,000           8.9              0.26        6,840,000           0.26
   $0.32 - $ 0.37        1,269,000           8.0              0.36          455,000           0.36
   $0.52 - $ 0.52           18,000           2.6              0.52           18,000           0.52
   $1.38 - $ 2.00          257,000           4.4              1.88          257,000           1.88
   $2.92 - $ 3.63           40,000           3.0              2.96           40,000           2.96
   $5.06 - $ 5.25           30,000           3.6              5.22           30,000           5.22
   $8.50 - $10.06          341,000           3.4              9.67          341,000           9.67
                     ---------------                                  ---------------
                        31,538,000           8.6        $     0.30       28,754,000      $    0.31
                     ===============                                  ===============

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

     A summary of the series of shares of preferred stock that Salon has outstanding, corresponding warrants issued, and common stock equivalents, follows as of March 31, 2006:

                                       Warrants Outstanding    Conversion        Common
                        Per Share                   Exercise     Rate to       Equivalent
 Series       Shares      Price         Number      Price (1)   Common (2)       Shares
--------   ----------   ---------  -------------  -----------  -----------  --------------
 A(3,4)          808      $4,000      6,272,000     $0.10942     0.09957       32,459,897

   B             125      $4,000      1,414,827     $0.08980     0.08003        6,247,750

 C(3,5)        6,582        $800      2,700,000     $0.03450     0.04000      131,640,000

  D-1            417      $1,200        807,095     $0.13742     0.09300        5,380,642
  D-2            208      $1,200        340,363     $0.12650     0.11000        2,269,090
  D-2            209      $1,200        341,999     $0.16100     0.11000        2,279,999
  D-3            209      $1,200        404,516     $0.54050     0.09300        2,696,774
           ----------              -------------                            --------------
D total        1,043                  1,893,973                                12,626,505
           ----------              -------------                            --------------
               8,558                 12,280,800                               182,974,152
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

     As of March 31, 2006, the Purchase Agreement, as amended, and the Certificate of Designation of Preferences and Rights of the Series D-1, D-2, D-3, D-4 and D-5, collectively "Series D," preferred stock allow the sale and issuance of an additional 1,042 shares of Series D preferred stock and stipulate that the conversion price to common stock be equal to 70% of the average closing price of Salon's common stock for the thirty days prior to the date the Series D preferred offering is made.

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

     Salon issued 500 shares of Series C preferred stock during the year ended March 31, 2004, 417 shares of Series D-1 and 417 shares of Series D-2 during the year ended March 31, 2005 and 209 shares of Series D-3 during the year ended March 31, 2006. All such shares issued were in the money on their respective commitment dates, and the non-detachable conversion feature was also effective on the commitment date. The value of the beneficial conversion feature was $2,040 for the shares issued during the year ended March 31, 2004, $310 for the shares issued during the year ended March 31, 2005 and $1,040 for the shares issued during the year ended March 31, 2006. As the proportional consideration attributable to the shares issued during the years ended March 31, 2004 and March 31, 2006 was $361 and $227, respectively, a limiting factor of $1,679 and $813 was applied, and the value of the beneficial conversion feature was therefore limited to $361 and $227 for the years ended March 31, 2004 and March 31, 2006, respectively. As the proportional consideration attributable to the shares issued during the year ended March 31, 2005 was in excess of the value determined for the beneficial conversion feature, no such limiting factor was applicable that year. As a result, Salon recorded preferred deemed dividends, representing the value of the beneficial conversion feature, of $361, $310 and $227 for the years ended March 31, 2004, March 31, 2005 and March 31, 2006, respectively.

     The preferred deemed dividend charge of $310 in conjunction with a benefit of $470 from a change in value of warrants issued to preferred stockholders is reflected in the results of operations for the year ended March 31, 2005. The preferred deemed dividend charge of $361 in conjunction with a charge of $576 from a change in value of warrants issued to preferred stockholders is reflected is reflected in the results of operations for the year ended March 31, 2004.

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

Selected Quarterly Financial Data (unaudited)
(in thousands, except per share data)

                                                                              (Restated)    (Restated)
                                                     First        Second         Third        Fourth
                                                    Quarter       Quarter       Quarter       Quarter
                                                  ----------    ----------    ----------    ----------
2006:
Net revenue                                       $    1,630    $    1,654    $    2,069    $    1,163
Gross margin                                             577           614           886           (66)
Net loss attributable to common stockholders            (116)         (160)         (132)         (941)
Basic net loss per share
      attributable to common stockholders              (0.01)        (0.01)        (0.01)        (0.05)
Diluted net loss per share
      attributable to common stockholders              (0.01)        (0.01)        (0.01)        (0.05)
Shares used in per share calculation
     Basic                                            15,132        15,428        16,129        18,028
     Diluted                                          15,132        15,428        16,129        18,028

2005:
Net revenue                                       $    1,733    $    1,256    $    2,150    $    1,489
Gross margin                                             533           252         1,019           378
Net income (loss) attributable to
     common stockholders                              (1,164)        1,018           395          (607)
Basic net income (loss) per share
      attributable to common stockholders              (0.08)         0.07          0.03         (0.04)
Diluted net income (loss) per share
      attributable to common stockholders              (0.08)         0.00          0.00         (0.04)
Shares used in per share calculation
     Basic                                            14,155        14,161        14,507        14,743
     Diluted                                          14,155       205,148       203,387        14,743

2004:
Net revenue                                       $    1,045    $    1,086    $    1,273    $    1,095
Gross margin                                            (144)          130           204          (338)
Net loss attributable to
     common stockholders                              (1,320)       (1,198)       (1,187)       (3,277)
Basic net loss per share
     attributable to common stockholders               (0.09)        (0.09)        (0.08)        (0.23)
Diluted net loss per share
     attributable to common stockholders               (0.09)        (0.09)        (0.08)        (0.23)
Shares used in per share calculation
     Basic                                            13,997        14,090        14,155        14,155
     Diluted                                          13,997        14,090        14,155        14,155

ITEM 9A. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of March 31, 2006. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed below, our management has concluded that the financial statements included in this Form 10-K/A present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

     Management has determined that it has a material weakness in determining the value of the beneficial conversion feature of shares of preferred stock that it issues. To remedy this material weakness, Salon intends to take the following actions:

     1. Add an additional layer to the preparation and review of similar transactions,
     2.   Increase the level of training of its finance staff, and
     3. Acquire a readily accessible comprehensive data base of generally accepted accounting principles

     These changes either have been, or are in the process of being implemented. We believe the planned and implemented changes to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13-a-14(c). However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.


Changes in internal controls over financial reporting

     There was no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

     The following Exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit
Number      Description of Document
------      -----------------------
23.5        Consent of Burr, Pilger & Mayer LLP, Independent Registered Public
            Accounting Firm dated October 27, 2006.
31.1        Certification of Elizabeth Hambrecht, President and Chief Executive
            Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
31.2        Certification of Conrad Lowry, Chief Financial Officer and Secretary
            of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.1        Certification of Elizabeth Hambrecht, President and Chief Executive
            Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2        Certification of Conrad Lowry, Chief Financial Officer and Secretary
            of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.




SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SALON MEDIA GROUP, INC.


October 31, 2006                       By: /s/ Elizabeth Hambrecht
                                       -------------------------------------
                                       Elizabeth Hambrecht
                                       President and Chief Executive Officer