Form 10-Q/A
period 2006-06-30
SALON MEDIA GROUP INC
filed 2006-11-13
CIK 1084332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                   FORM 10-Q/A
                                 Amendment No. 1

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

================================================================================

================================================================================

                                   FORM 10-Q/A

     The undersigned registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed with the Securities and Exchange Commission on August 11, 2006, as follows:

     1. Part I, Item 1; Condensed Consolidated Balance Sheet
     2. Part I, Item 1; Notes to Condensed Consolidated Financial Statements
     3. Part I, Item 2; Management Discussion and Analysis of Financial Condition and Results of Operations
     4. Part I, Item 4; Controls and Procedures
     5. Part II, Item 1a; Risk Factors

     The purpose of the amendment is to reflect the corrections made by the Registrant on its Annual Report on Form 10-K/A filed on October 31, 2006. The corrections made herewith had the effect of:

     1. Reducing additional paid-in capital as of March 31, 2006 by $2,492,000 to $94,601,000
     2. Reducing additional paid-in capital as of June 30, 2006 by $2,492,000 to $95,298,000
     3. Reducing accumulated deficit as of March 31, 2006 by $2,492,000 to $90,963,000
     4. Reducing accumulated deficit as of June 30, 2006 by $2,492,000 to $91,488,000

     With the exception of the foregoing, no other information in the registrants Quarterly Report on Form 10-Q has been supplemented, updated or amended. Pursuant to Rule 12b-5 under the Securities Exchange Act of 1934, as amended, the complete text of each amended item is set forth below.

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

--------------------------------------------------------------------------------
FORM 10-Q/A
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------


                                                                         Page
PART I       FINANCIAL INFORMATION                                      Number


ITEM 1:      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of
             June 30, 2006 and March 31, 2006 (unaudited)................  4

             Condensed Consolidated Statements of Operations for the
             three months ended June 30, 2006 and 2005 (unaudited) ......  5

             Condensed Consolidated Statements of Cash Flows for the
             three months ended June 30, 2006 and 2005(unaudited) .......  5

             Notes to Condensed Consolidated Financial Statements
             (unaudited).................................................  6

ITEM 2:      Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................... 20

ITEM 4:      Controls and Procedures..................................... 26

PART II      OTHER INFORMATION

ITEM 1a:     Risk Factors................................................ 27

ITEM 6:      Exhibits.................................................... 38

             Signatures.................................................. 38

--------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                    June 30,        March 31,
                                                                      2006            2006
                                                                  ------------    ------------
                                                                   (Restated)      (Restated)
                                                                  ------------    ------------
Assets                                                             (Unaudited)
    Current assets:
       Cash and cash equivalents                                  $        381    $        441
       Accounts receivable, net                                            788             502
       Prepaid expenses and other current assets                           165             184
                                                                  ------------    ------------
       Total current assets                                              1,334           1,127
    Property and equipment, net                                            147             155
    Prepaid advertising rights                                           3,673           3,718
    Goodwill, net                                                          200             200
    Other assets                                                           106             104
                                                                  ------------    ------------
       Total assets                                               $      5,460    $      5,304
                                                                  ============    ============
Liabilities and stockholders' equity
    Current liabilities:
       Accounts payable and accrued liabilities                   $        762    $        747
       Deferred revenue                                                    746             820
                                                                  ------------    ------------
       Total current liabilities                                         1,508           1,567
    Long-term liabilities

       Other long-term liabilities                                         111             120
                                                                  ------------    ------------
       Total liabilities                                                 1,619           1,687
                                                                  ------------    ------------
Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares
       authorized, 8,558 shares issued and outstanding
       at June 30, 2006 and March 31, 2006 (liquidation
       value of $21,653 at June 30, 2006)                                    -               -
    Common stock, $0.001 par value, 600,000,000 shares
       authorized, 30,988,439 shares issued and outstanding
       at June 30, 2006 and 19,129,012 shares issued and
       outstanding at March 31, 2006                                        31              19
    Additional paid-in-capital (Restated)                               95,298          94,601
    Unearned compensation                                                    -             (40)
    Accumulated deficit (Restated)                                     (91,488)        (90,963)
                                                                  ------------    ------------
       Total stockholders' equity
                                                                         3,841           3,617
                                                                  ------------    ------------
       Total liabilities and stockholders' equity                 $      5,460    $      5,304
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


The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                              June 30,
                                                                                      ------------------------
                                                                                         2006          2005
                                                                                      ----------    ----------
Cash flows from operating activities:
   Net loss                                                                           $     (525)   $     (116)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                            20            21
     Stock compensation expense                                                               48            48
     Amortization of prepaid advertising rights                                               45            44
     Changes in assets and liabilities:
        Accounts receivable                                                                 (286)         (243)
        Prepaid expenses, other current assets and other assets                               17            63
        Accounts payable, accrued liabilities and other long-term liabilities                  6          (103)
        Deferred revenue                                                                     (74)         (100)
                                                                                      ----------    ----------
           Net cash used in operating activities                                            (749)         (386)
                                                                                      ----------    ----------

Cash flows from investing activities:
   Purchase of property and equipment                                                        (12)          (19)
                                                                                      ----------    ----------
           Net cash used by investing activities                                             (12)          (19)
                                                                                      ----------    ----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                    701            20
                                                                                      ----------    ----------
           Net cash provided by financing activities                                         701            20
                                                                                      ----------    ----------


Net increase (decrease) in cash and cash equivalents                                         (60)         (385)

Cash and cash equivalents at beginning of period                                             441           686
                                                                                      ----------    ----------

Cash and cash equivalents at end of period                                            $      381    $      301
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

     The financial statements contained herein have been restated to reflect the correction made by Salon to its financial statements for the years ended March 31, 2004, March 31, 2005 and March 31, 2006 on its Annual Report on Form 10-K/A. The results of the corrections were to reduce additional paid-in capital as of March 31, 2006 and June 30, 2006 by $2,492 and to reduce the accumulated deficit as of March 31, 2006 and June 30, 2006 by $2,492 on the Consolidated Balance Sheet as follows:

                                            As Reported     As Restated
                                            ------------    ------------
     As of March 31, 2006
     Additional paid-in capital             $     97,093    $     94,601
     Accumulated deficit                    $    (93,455)   $    (90,963)
     Total stockholders' equity             $      3,617    $      3,617

     As of June 30, 2006
     Additional paid-in capital             $     97,790    $     95,298
     Accumulated deficit                    $    (93,980)   $    (91,488)
     Total stockholders' equity             $      3,841    $      3,841


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

     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred annual losses and negative cash flows from operations since inception and has an accumulated deficit at June 30, 2006 of $91,488.

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

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

                                            Three Months Ended June 30,
                                         ---------------------------------
                                              2006               2005
                                         --------------    ---------------
Risk-free interest rates                   4.94 - 4.97           3.8%
Expected lives (in years)                       4                 4
Expected volatility                        126% - 129%           120%
Dividend yield                                  0%                0%

     The expected term of the options of four years represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules and expectations of future employee behavior. For the quarter ended June 30, 2006, expected stock price volatility is based on historical volatility of Salon's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the vesting period of the stock options, or four years. Salon has not paid dividends in the past.

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

                                                                  Three Months
                                                                 Ended June 30,
                                                                       2005
                                                                 --------------
Net loss attributable to common stockholders:
   As reported                                                   $         (116)
   Add back: stock-based employee compensation
   expense included in reported net loss                                      -

   Deduct: total stock-based compensation expense
   determined under the fair value based method, net
   of related tax                                                        (1,159)
                                                                 --------------
   Pro forma net loss attributable to common stockholders        $       (1,275)
                                                                 ==============

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

     The following table summarizes activity under Salon's plans from April 1, 2006 through June 30, 2006:

                                                      Weighted
                                      Outstanding      Average       Aggregate
                                         Stock        Exercise       Intrinsic
                                        Options         Price          Value
                                      -----------    -----------    -----------
Balance as of April 1, 2006            31,538,000    $      0.30
Options granted under all plans         5,229,000    $      0.16
Exercised                                       -    $
Cancelled                                (330,000)   $      0.20
                                      -----------
Outstanding at June 30, 2006           36,437,000    $      0.28    $     1,005
                                      ===========
Exercisable at June 30, 2006           29,240,000    $      0.31            857
Ending vested and expected to vest                                  $       973

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     The following table summarizes information about stock options outstanding at June 30, 2006:

                                 Options Outstanding                       Options Exercisable
                   ---------------------------------------------      -----------------------------
                                        Weighted
                                        Average        Weighted                          Weighted
                      Number of        Remaining       Average           Number of        Average
    Range of           Shares         Contractual      Exercise            Shares        Exercise
Exercise Prices      Outstanding      Life (Years)      Price           Exercisable        Price
----------------   ---------------   -------------   -----------      ---------------   -----------
 $0.06 - $ 0.06            8,000          6.2         $    0.06                 7,000    $    0.06
 $0.12 - $ 0.18       27,388,000          8.7              0.14            21,252,000         0.14
 $0.19 - $ 0.26        7,191,000          8.7              0.26             6,840,000         0.26
 $0.32 - $ 0.37        1,164,000          7.6              0.36               455,000         0.36
 $0.52 - $ 0.52           18,000          2.3              0.52                18,000         0.52
 $1.38 - $ 2.00          257,000          4.2              1.88               257,000         1.88
 $2.92 - $ 3.63           40,000          2.8              2.96                40,000         2.96
 $5.06 - $ 5.25           30,000          3.3              5.22                30,000         5.22
 $8.50 - $10.06          341,000          3.1              9.67               341,000         9.67
                   ---------------                                    ---------------
                      36,437,000          8.6         $    0.28            29,240,000    $    0.31
                   ===============                                    ===============

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
                                                        ==============   ==============   ==============

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

4.   Net Loss Per Share

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalents outstanding during the period, as follows:

                                                        Three Months Ended
                                                             June 30,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------
Numerator:
  Net loss                                          $       (525)  $       (116)
                                                    ============   ============

Denominator:
  Weighted average shares used in computing
     basic and diluted net loss per share             24,767,000     15,132,000
                                                    ============   ============

   Basic and diluted net loss per share             $      (0.02)  $      (0.01)
                                                    ============   ============
  Antidilutive securities including options,
    warrants and convertible preferred stock
    not included in net loss per share calculation   230,403,178    238,572,838

Note 5. Commitments and Contingencies

     Salon has non-cancelable operating lease agreements for office space in San Francisco, CA, New York, NY and Washington, D.C. and to host its servers in San Francisco, CA. Salon has no capital leases as of June 30, 2006. Total future minimum rental payments under non-cancelable operating leases in effect at June 30, 2006 are as follows:

                                                    Operating
           Year Ending March 31,                      Leases
           ---------------------                 ---------------
                   2007                          $           346
                   2008                                      327
                   2009                                      273
                   2010                                       11
                                                 ---------------
                      Total lease payments                   957
                                                 ===============

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

6.   Warrants

     During the three months ending June 30, 2006, warrants to acquire 10,805,869 shares of common stock were exercised for which Salon received $701 in cash, which was used for working capital and other general corporate purposes, as follows:

                                                                             Exercise
Issue        Exercise                                            Warrant       Price         Cash
Date           Date    Warrant Holder                            Shares      per share     Received
-----------------------------------------------------------------------------------------------------
08/09/01    6/22/2006  Shea Ventures LLC                        1,000,000    0.10941919          109
06/26/03    6/22/2006  E&M RP Trust                               300,000    0.04505918           14
                                                              ------------               ------------
                       Total non-related parties                1,300,000                        123

04/10/03     4/5/2006  John Warnock                               300,000    0.04168543           13
04/29/03     4/5/2006  John Warnock                               300,000    0.04505918           14
08/09/01    5/11/2006  Sarah & William Hambrecht Foundation       600,000    0.10941919           66
06/12/03    5/11/2006  The Hambrecht 1980 Revocable Trust         150,000    0.04505918            7
06/12/03    5/11/2006  WR Hambrecht + Co LLC                      150,000    0.04505918            7
07/10/03    5/11/2006  HAMCO Capital Corporation                  150,000    0.04168543            6
11/24/03    5/11/2006  HAMCO Capital Corporation                  150,000    0.04505918            7
02/10/04    5/11/2006  The Hambrecht 1980 Revocable Trust         300,000    0.03450000           10
06/04/04    5/11/2006  HAMCO Capital Corporation                   81,290    0.13742362           11
06/04/04    5/11/2006  The Hambrecht 1980 Revocable Trust         282,580    0.13742362           39
02/02/05    5/11/2006  HAMCO Capital Corporation                   34,363    0.16100000            6
02/02/05    5/11/2006  The Hambrecht 1980 Revocable Trust         307,636    0.16100000           50
05/28/03    5/12/2006  John Warnock                               900,000    0.04505918           41
07/10/03    5/12/2006  John Warnock                               300,000    0.04168543           12
07/30/03    5/12/2006  John Warnock                               300,000    0.03450000           10
08/29/03    5/12/2006  John Warnock                               300,000    0.03450000           10
09/12/03    5/12/2006  John Warnock                               300,000    0.04505918           13
09/29/03    5/12/2006  John Warnock                               300,000    0.05180668           16
10/10/03    5/12/2006  John Warnock                               300,000    0.04505918           13
10/30/03    5/12/2006  John Warnock                               300,000    0.04505918           13
11/12/03    5/12/2006  John Warnock                               300,000    0.04843293           15
11/24/03    5/12/2006  John Warnock                               300,000    0.04505918           14
12/11/03    5/12/2006  John Warnock                               300,000    0.04505918           14
12/30/03    5/12/2006  John Warnock                             1,500,000    0.03450000           52
12/31/03    5/12/2006  John Warnock                               300,000    0.03450000           10
08/09/01    6/29/2006  John Warnock                             1,000,000    0.10941919          109
                                                              ------------               ------------
                       Total related parties                    9,505,869                        578

                       Total exercised                         10,805,869                        701
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

     During the three months ended June 30, 2006, warrants for 1,344,015 shares of common stock were converted to 1,053,558 shares of common stock by two investors for which Salon did not receive any consideration under the next exercise provisions of the warrants, as follows:

                                                                   Exercise
Issue       Conversion                                 Warrant       Price       Converted
Date           Date    Warrant Holder                  Shares      per share      Shares
------------------------------------------------------------------------------------------
04/10/03     4/4/2006  Ironstone Group, Inc              300,000   0.04168543      255,337
04/29/03    4/25/2006  Ironstone Group, Inc              300,000   0.04505918      243,676
10/30/03    5/11/2006  Ironstone Group, Inc              150,000   0.04505918      114,426
10/06/03    5/11/2006  Ironstone Group, Inc              300,000   0.05180668      218,199
                                                    -------------              ------------
                       Total related parties           1,050,000                   831,638

07/10/03     6/5/2006  Octavia, LLC                      294,015   0.04168543      221,920
                                                    -------------              ------------
                       Total converted                 1,344,015                 1,053,558
                                                    =============              ============

William Hambrecht, the father of Salon's CEO and President has an ownership interest in Ironstone Group, Inc.

     Subsequent to June 30, 2006, warrants to acquire 472,000 shares of common stock were exercised for which Salon received $52 in cash, which will be used for working capital and other general corporate purposes, as follows:

                                                                     Exercise
Issue        Exercise                                    Warrant       Price         Cash
Date           Date    Warrant Holder                    Shares      per share     Received
--------------------------------------------------------------------------------------------
08/09/01    7/31/2006  Stewart Carrell                     48,000    0.10941919    $      5
08/09/01    7/31/2006  Arthur Bruno                        24,000    0.10941919           3
                                                       -----------                 ---------
                       Total non related parties           72,000                         8

08/09/01    7/31/2006  WR Hambrecht + Co LLC              400,000    0.10941919          44
                                                       -----------                 ---------
                       Total related parties              400,000                        44

                                                       -----------                 ---------
                       Total exercised                    472,000                  $     52
                                                       ===========                 =========

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     Subsequent to June 30, 2006, warrants to purchase 1,600,000 shares of common stock were converted to 536,155 shares of common stock for which Salon did not receive any consideration under the net exercise provisions of the warrants, as follows:

                                                                                    Exercise
Issue       Conversion                                                  Warrant       Price      Converted
Date           Date    Warrant Holder                                   Shares      per share     Shares
----------------------------------------------------------------------------------------------------------
08/09/01    7/31/2006  Alacrity Tertiare LLC                             200,000   0.10941919       63,226
08/09/01    7/31/2006  Thomas H Dittmer Declaration of Trust             496,000   0.10941919      156,800
08/09/01     8/8/2006  Constellation Venture Capital Offshore, LP         88,000   0.10941919       27,819
08/09/01     8/8/2006  Constellation Venture Capital, LP                 416,000   0.10941919      131,510
                                                                     ------------              ------------
                       Total non related parties                       1,200,000                   379,355

08/09/01    7/31/2006  McKay Investment Group                            400,000   0.10941919      156,800
                                                                     ------------              ------------
                       Total related parties                             400,000                   156,800

                                                                     ------------              ------------
                       Total converted                                 1,600,000                   536,155
                                                                     ============              ============

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

     Salon has incurred annual losses and negative cash flows from operations since inception and has an accumulated deficit at June 30, 2006 of $91,488. Salon's independent accountants for the years ended March 31, 2004, 2005 and 2006 have therefore included a paragraph in their reports indicating substantial doubt as to Salon's ability to continue as a going concern.

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

     Salon has non-cancelable operating lease agreements for office spaces in San Francisco, CA, New York, NY and Washington, D.C. and to host its servers in San Francisco, CA. Salon has no capital leases as of June 30, 2006. Total future minimum rental payments under non-cancelable operating leases in effect at June 30, 2006 are as follows:

                                                         Operating
        Year Ending March 31,                             Leases
        ---------------------                         ---------------
                 2007                                 $          346
                 2008                                            327
                 2009                                            273
                 2010                                             11
                                                      ---------------
                     Total lease payments                        957
                                                      ===============


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


Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of June 30, 2006. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weakness discussed below, our management has concluded that the financial statements included in this Form 10-Q/A present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

     Management has determined that it has a material weakness in determining the value of the beneficial conversion feature of shares of preferred stock that it issues. To remedy this material weakness, Salon is taking the following actions:

     1. Adding and delineating an additional layer to the preparation and review of similar transactions,
     2.   Increasing the level of training of its finance staff, and
     3. Acquiring a readily accessible comprehensive data base of generally accepted accounting principles

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

Item 6. Exhibits

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


                                 SALON MEDIA GROUP, INC.


Dated:  November 13, 2006        /s/ Elizabeth Hambrecht
                                 --------------------------------------
                                 Elizabeth Hambrecht
                                 President and Chief Executive Officer


Dated:  November 13, 2006        /s/ Conrad Lowry
                                 --------------------------------------
                                 Conrad Lowry
                                 Chief Financial Officer and Secretary