Form 10-Q
period 2006-09-30
SALON MEDIA GROUP INC
filed 2006-11-14
CIK 1084332

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

                For the quarterly period ended September 30, 2006
                                       or

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on November 6, 2006 was 37,657,962 shares.

================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------


                                                                           Page
PART I   FINANCIAL INFORMATION                                            Number

ITEM 1:  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2006
         (unaudited) and March 31, 2006....................................  3

         Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2006 and 2005
         (unaudited) ......................................................  4

         Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2006 and 2005 (unaudited) ....................  5

         Notes to Condensed Consolidated Financial Statements (unaudited)..  6

ITEM 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 19

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk........ 27

ITEM 4:  Controls and Procedures........................................... 27

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings................................................. 28

ITEM 1a: Risk Factors...................................................... 28

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds....... 39

ITEM 3.  Defaults upon Senior Securities................................... 40

ITEM 4.  Submission of Matters to a Vote of Security Holders............... 40

ITEM 5.  Other Information................................................. 40

ITEM 6:  Exhibits.......................................................... 40

         Signatures........................................................ 41

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                  September 30,       March 31,
                                                                      2006              2006
                                                                 --------------    --------------
Assets                                                            (Unaudited)
    Current assets:
       Cash and cash equivalents                                 $          539    $          441
       Accounts receivable, net                                           1,126               502
       Prepaid expenses and other current assets                            114               184
                                                                 --------------    --------------
       Total current assets                                               1,779             1,127
    Property and equipment, net                                             142               155
    Prepaid advertising rights                                            3,612             3,718
    Goodwill, net                                                           200               200
    Other assets                                                            107               104
                                                                 --------------    --------------
       Total assets                                              $        5,840    $        5,304
                                                                 ==============    ==============
Liabilities and stockholders' equity
    Current liabilities:
       Accounts payable and accrued liabilities                  $          722    $          747
       Deferred revenue                                                     688               820
                                                                 --------------    --------------
       Total current liabilities                                          1,410             1,567
    Long-term liabilities
       Other long-term liabilities                                          103               120
                                                                 --------------    --------------
       Total liabilities                                                  1,513             1,687
                                                                 --------------    --------------
Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares
       authorized, 9,016 shares issued and outstanding
       at September 30, 2006 and 8,558 shares issued and
       outstanding at March 31, 2006 (liquidation value
       of $21,751 at September 30, 2006)                                      -                 -
    Common stock, $0.001 par value, 600,000,000 shares
       authorized, 37,657,962 shares issued and outstanding
       at September 30, 2006 and 19,129,012 shares issued
       and outstanding at March 31, 2006                                     38                19
    Additional paid-in-capital                                           96,312            94,601
    Unearned compensation                                                     -               (40)
    Accumulated deficit                                                 (92,023)          (90,963)
                                                                 --------------    --------------
       Total stockholders' equity                                         4,327             3,617
                                                                 --------------    --------------
       Total liabilities and stockholders' equity                $        5,840    $        5,304
                                                                 ==============    ==============

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                           Three Months Ended           Six Months Ended
                                                              September 30,               September 30,
                                                        ------------------------    ------------------------
                                                           2006          2005          2006          2005
                                                        ----------    ----------    ----------    ----------
Net revenues                                            $    1,884    $    1,654    $    3,429    $    3,284
                                                        ----------    ----------    ----------    ----------

Operating expenses:
    Production and content                                   1,290         1,040         2,558         2,093
    Sales and marketing                                        402           348           736           665
    Information technology support                             252           189           432           373
    General and administrative                                 289           238           580           449
                                                        ----------    ----------    ----------    ----------
        Total operating expenses                             2,233         1,815         4,306         3,580
                                                        ----------    ----------    ----------    ----------

Loss from operations                                          (349)         (161)         (877)         (296)
Other income, net                                                -             1             3            20
                                                        ----------    ----------    ----------    ----------
       Net loss                                               (349)         (160)         (874)         (276)

Preferred deemed dividend                                     (186)            -          (186)            -
                                                        ----------    ----------    ----------    ----------
Net loss attributable to common stockholders            $     (535)   $     (160)   $   (1,060)   $     (276)
                                                        ==========    ==========    ==========    ==========

Basic and diluted net loss per share attributable
       to common stockholders                           $    (0.02)   $    (0.01)   $    (0.04)   $    (0.02)

Weighted average shares used in computing basic
       and diluted net loss per share attributable
       to common stockholders                               34,383        15,428        29,601        15,280

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                         September 30,
                                                                                     --------------------
                                                                                       2006        2005
                                                                                     --------    --------
Cash flows from operating activities:
   Net loss                                                                          $   (874)   $   (276)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         42          80
     Stock compensation expense                                                           121          62
     Amortization of prepaid advertising rights                                           106          98
     Changes in assets and liabilities:
        Accounts receivable                                                              (624)       (163)
        Prepaid expenses, other current assets and other assets                            67          94
        Accounts payable, accrued liabilities and other long-term liabilities             (42)       (113)
        Deferred revenue                                                                 (132)       (103)
                                                                                     --------    --------
           Net cash used in operating activities                                       (1,336)       (321)
                                                                                     --------    --------

Cash flows from investing activities:
   Purchase of property and equipment                                                     (29)        (20)
                                                                                     --------    --------
           Net cash used by investing activities                                          (29)        (20)
                                                                                     --------    --------

Cash flows from financing activities:
   Proceeds from exercise of common stock warrants and options                            763          29
   Proceeds from issuance of preferred stock, net                                         700           -
                                                                                     --------    --------
           Net cash provided by financing activities                                    1,463          29
                                                                                     --------    --------

Net increase (decrease) in cash and cash equivalents                                       98        (312)
Cash and cash equivalents at beginning of period                                          441         686
                                                                                     --------    --------
Cash and cash equivalents at end of period                                           $    539    $    374
                                                                                     ========    ========

Supplemental schedule of non-cash investing and financing activities:
   Preferred deemed dividend                                                         $    186    $      -

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

1.   The Company and Significant Accounting Policies

The Company:

     Salon Media Group, Inc ("Salon") is an Internet media company that produces a content Website with ten subject-specific sections, one of which includes two online communities. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

Basis of Presentation:

     These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2006 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the six months ended September 30, 2006 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2007.

     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred annual losses and negative cash flows from operations since inception and has an accumulated deficit at September 30, 2006 of $92,023. Salon's independent accountants for the years ended March 31, 2004, 2005 and 2006 have therefore included a paragraph in their reports indicating substantial doubt as to Salon's ability to continue as a going concern.

     Based on cash on hand as of September 30, 2006, forecasted trade receivable receipts, cash payments, advertising revenues of an estimated high of $6.6 million and total revenues of an estimated twelve-month period record high of $9.3 million, Salon estimates that its cash on hand will be sufficient to meet minimum operating needs through June 2007. Between July 2007 and September 2007, Salon estimates that it will not have cash on hand at the end of each month. The forecasted revenue amounts, though achievable, have never been attained by Salon in a prior twelve-month period. Salon believes that the forecasted revenues are achievable based on projected revenues for its three month period ending December 31, 2006 of $1.9 - $2.0 million in advertising revenue and $2.5 - $2.6 million in total revenue. Salon has not attained these total revenue amounts, excluding barter, since its three month period ended December 31, 1999. Salon has $1.9 million of booked advertisements for its quarter ending December 31, 2006 as of this filing. There is no certainty that Salon will be able to attain any of the above mentioned projected revenue amounts.

     If Salon's projections continue to forecast little or no cash on hand between July 2007 and September 2007 and projected revenues are attained, Salon may defer planned expenditures to future periods. If however, Salon determines that it is in the best interest of the company to proceed with

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

planned expenditures, or if forecasted revenues are not attained, Salon may need to raise additional working capital from the sale of 459 authorized and unissued shares of Series D preferred stock. The potential to raise $0.6 million in additional working capital from the issuance of additional shares of currently authorized shares of Series D preferred stock, though viable, is not certain. In addition, Salon may explore amending the "Securities Purchase Agreement", as amended to date, and the "Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock," (collectively, the Series D preferred stock) to allow for the sale of additional shares of Series D other than the 459 shares currently authorized and unissued as of this filing. There is no certainty that Salon will be able to amend these documents or sell any such additional shares.

     From time to time, Salon has explored the possibilities of aligning itself with a strategic investor, a strategic partner, or being acquired by a third party. Though these possibilities exist, there is no certainty that any of these alternatives may come to fruition.

Concentration of Credit Risk

     No customer accounted for more than 10% of total revenue for the three or six-month periods ended September 30, 2006 and September 30, 2005. One customer accounted for 11% of the total accounts receivable as of September 30, 2006. No customer accounted for more than 10% of the total accounts receivable balance as of September 30, 2005.

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

     Salon utilized the modified prospective transition method, which requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

plan shares that are ultimately expected to vest as the requisite service is rendered beginning on April 1, 2006, the first day of Salon's 2007 fiscal year. The consolidated financial statements as of and for the six months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, Salon's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three and six months ended September 30, 2006 was $73 and $121, respectively, which consisted solely of stock-based compensation expense related to employee stock options. See Note 2: "Stock-Based Compensation" to the condensed consolidated financial statements for additional information.

     As of September 30, 2006, the aggregate stock compensation remaining to be amortized to expenses was $747. Salon expects this stock compensation balance to be amortized as follows: $133 during the remainder of fiscal 2007; $224 during fiscal 2008; $191 during fiscal 2009; $168 during fiscal 2010; and $31 during fiscal 2011. The expected amortization reflects only outstanding stock awards as of September 30, 2006.

     No amounts were recorded relating to excess tax benefits from the exercise of stock-based compensation awards during the six months ended September 30, 2006, and as a result there were no differences in net cash used in operating and financing activities due to the implementation of SFAS 123R.

     On November 10, 2005, the FASB issued Staff Position (FSP) No. SFAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Companies have one year from the latter of the adoption of SFAS 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We expect to make such an election by the end of fiscal year 2007.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

                              Three Months Ended September 30,     Six Months Ended September 30,
                              --------------------------------     -------------------------------
                                  2006                2005             2006               2005
                              ------------       -------------     ------------       ------------
Risk-free interest rates         4.73%                3.8%         4.73% - 4.97%          3.8%
Expected term (in years)           4                   4                 4                  4
Expected volatility               116%                120%          116% - 129%           120%
Dividend yield                     0%                  0%                0%                0%

     The expected term of the options of four years represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

schedules and expectations of future employee behavior. For the three and six months ended September 30, 2006, expected stock price volatility is based on historical volatility of Salon's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the vesting period of the stock options, or four years. Salon has not paid dividends in the past.

     The following table illustrates the effect on net loss and net loss per share if Salon had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three and six month periods ended September 30, 2005:

                                                               Three Months     Six Months
                                                                   Ended          Ended
                                                               September 30,   September 30,
                                                                   2005            2005
                                                               ------------    ------------
Net loss attributable to common stockholders:
       As reported                                             $       (160)   $       (276)
       Add back: stock-based employee compensation
       expense included in reported net loss                              -               -

       Deduct: total stock-based compensation expense
       determined under the fair value based method, net
       of related tax                                                  (480)         (1,639)
                                                               ------------    ------------
       Pro forma net loss attributable to common
       stockholders                                            $       (640)   $     (1,915)
                                                               ============    ============

Basic and diluted net loss per share attributable
to common stockholders:
       As reported                                             $      (0.01)   $      (0.02)
       Pro forma                                               $      (0.04)   $      (0.13)

Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements," (SFAS 157). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standard No.158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)," (SFAS 158). SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for fiscal years beginning after December 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 on Quantifying Financial Statement Misstatements (SAB108). SAB108 sets forth the SEC staff's views that registrants should quantify errors using both a balance sheet and an income statement approach, and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB108 is effective the first fiscal year ending after November 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

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

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     Salon has granted options pursuant to plans not approved by shareholders. These grants include an option to purchase 1,000,000 shares of common stock issued in June 2006 to Salon's Senior Vice President - Publisher and an option to purchase 1,000,000 shares of common stock issued in February 2005 to Salon's Chairman. At September 30, 2006 Salon had 13,565,000 shares of common stock authorized and available for grants under the 2004 Plan.

     The following table summarizes activity under Salon's plans from April 1, 2006 through September 30, 2006:

                                                             Weighted
                                          Outstanding         Average       Aggregate
                                             Stock           Exercise       Intrinsic
                                            Options            Price          Value
                                        ---------------   -------------   -------------
Balance as of April 1, 2006                 31,538,000      $    0.30
Options granted under all plans              5,919,000      $    0.15
Exercised                                      (40,000)     $    0.14
Cancelled                                   (1,128,000)     $    0.27
                                        ---------------
Outstanding at September 30, 2006           36,289,000      $    0.28        $     0
                                        ===============
Exercisable at September 30, 2006           28,536,000      $    0.31              0
Ending vested and expected to vest                                           $     0

     The following table summarizes information about stock options outstanding at September 30, 2006:

                                    Options Outstanding                      Options Exercisable
                      -----------------------------------------------   -----------------------------
                                          Weighted
                                          Average          Weighted                        Weighted
                         Number of       Remaining         Average         Number of        Average
      Range of            Shares        Contractual        Exercise          Shares        Exercise
  Exercise Prices       Outstanding     Life (Years)        Price         Exercisable        Price
-------------------   --------------- ----------------   ------------   ---------------   -----------
   $0.06 - $ 0.06             8,000          6.0         $     0.06             8,000      $   0.06
   $0.10 - $ 0.14        22,739,000          8.3               0.14        21,173,000          0.14
   $0.16 - $ 0.20         5,760,000          9.3               0.16           282,000          0.20
   $0.26 - $ 0.37         7,099,000          8.4               0.28         6,390,000          0.27
   $0.52 - $ 0.52            18,000          2.1               0.52            18,000          0.52
   $1.38 - $ 2.00           257,000          3.9               1.88           257,000          1.88
   $2.92 - $ 3.63            40,000          2.6               2.96            40,000          2.96
   $5.06 - $ 5.25            30,000          3.1               5.22            30,000          5.22
   $8.50 - $10.06           338,000          2.9               9.67           338,000          9.67
                      ---------------                                   --------------
                         36,289,000          8.4         $     0.28        28,536,000      $   0.31
                      ===============                                   ==============

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     The weighted average fair value per share of the stock option awards in the six months ended September 30, 2006 and 2005 was $0.12 and $0.20, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2006 for which Salon received $5 in cash was $2.

3.   Goodwill Amortization and Intangible Assets

     The following table sets forth information concerning Salon's goodwill and intangible assets as of September 30, 2006 and March 31, 2006:

                                                             Gross                         Net
                                                           Carrying     Accumulated      Carrying
                                                            Amount      Amortization      Amount
                                                         ------------   ------------   ------------
Trade name                                               $      1,200   $      1,200   $          -
                                                         ------------   ------------   ------------
Total intangible assets subject to amortization          $      1,200   $      1,200   $          -
                                                         ============   ============   ============

Goodwill                                                 $      3,555   $      3,355   $        200
                                                         ------------   ------------   ------------
Total intangible assets not subject to amortization      $      3,555   $      3,355   $        200
                                                         ============   ============   ============

4.   Net Loss Per Share

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

                                                               Three Months Ended               Six Months Ended
                                                                  September 30                    September 30
                                                          ----------------------------    ----------------------------
                                                              2006            2005            2006            2005
                                                          ------------    ------------    ------------    ------------
Numerator:
   Net loss attributable to common stockholders           $       (535)   $       (160)   $     (1,060)   $       (276)

Denominator:
   Weighted average shares used in computing
   basic and diluted net loss per share attributable
   to common stockholders                                   34,383,000      15,428,000      29,601,000      15,280,000

   Basis and diluted net loss per share attributable
   to common stockholders                                 $      (0.02)   $      (0.01)   $      (0.04)   $      (0.02)

Antidilutive securities including options,
   warrants, and convertible preferred stock not
   included in net loss attributable to common
   stockholder per share calculation                       229,559,281     237,919,982     229,559,281     237,919,982

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

5.   Warrants

     During the six months ended September 30, 2006, warrants to acquire 11,472,869 shares of common stock were exercised for which Salon received $758 in cash, which was used for working capital and other general corporate purposes, as follows:

                                                                                   Exercise
             Exercise                                                 Warrant      Price per       Cash
Issue Date   Date         Warrant Holder                               Shares        share       Received
------------ ------------ ---------------------------------------- ------------ -------------- -----------
08/09/01     06/22/06     Shea Ventures LLC                           1,000,000      0.109419          109
06/26/03     06/22/06     E&M RP Trust                                  300,000      0.045059           14
08/09/01     07/31/06     Stewart Carrell                                48,000      0.109419            5
08/09/01     07/31/06     Arthur Bruno                                   24,000      0.109419            3
08/29/03     08/29/06     William E Mayer Holdings, Inc.                120,000      0.034500            4
                                                                   ------------                -----------
                          Total non-related parties                   1,492,000                        135

04/10/03     04/05/06     John Warnock                                  300,000      0.041685           13
04/29/03     04/05/06     John Warnock                                  300,000      0.045059           14
08/09/01     05/11/06     Sarah & William Hambrecht Foundation          600,000      0.109419           66
06/12/03     05/11/06     The Hambrecht 1980 Revocable Trust            150,000      0.045059            7
06/12/03     05/11/06     WR Hambrecht + Co LLC                         150,000      0.045059            7
07/10/03     05/11/06     HAMCO Capital Corporation                     150,000      0.041685            6
11/24/03     05/11/06     HAMCO Capital Corporation                     150,000      0.045059            7
02/10/04     05/11/06     The Hambrecht 1980 Revocable Trust            300,000      0.034500           10
06/04/04     05/11/06     HAMCO Capital Corporation                      81,290      0.137424           11
06/04/04     05/11/06     The Hambrecht 1980 Revocable Trust            282,580      0.137424           39
02/02/05     05/11/06     HAMCO Capital Corporation                      34,363      0.161000            6
02/02/05     05/11/06     The Hambrecht 1980 Revocable Trust            307,636      0.161000           50
05/28/03     05/12/06     John Warnock                                  900,000      0.045059           41
07/10/03     05/12/06     John Warnock                                  300,000      0.041685           12
07/30/03     05/12/06     John Warnock                                  300,000      0.034500           10
08/29/03     05/12/06     John Warnock                                  300,000      0.034500           10
09/12/03     05/12/06     John Warnock                                  300,000      0.045059           13
09/29/03     05/12/06     John Warnock                                  300,000      0.051807           16
10/10/03     05/12/06     John Warnock                                  300,000      0.045059           13
10/30/03     05/12/06     John Warnock                                  300,000      0.045059           13
11/12/03     05/12/06     John Warnock                                  300,000      0.048433           15
11/24/03     05/12/06     John Warnock                                  300,000      0.045059           13
12/11/03     05/12/06     John Warnock                                  300,000      0.045059           13
12/30/03     05/12/06     John Warnock                                1,500,000      0.034500           52
12/31/03     05/12/06     John Warnock                                  300,000      0.034500           10
08/09/01     06/29/06     John Warnock                                1,000,000      0.109419          109
08/09/01     08/08/06     WR Hambrecht + Co LLC                         400,000      0.109419           44
08/29/03     08/29/06     Eu Revocable Trust                             75,000      0.034500            3
                                                                   ------------                -----------
                          Total related parties                       9,980,869                        623
                                                                                               -----------

                          Total exercised                            11,472,869                        758
                                                                   ============                ===========

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

The related parties in the prior page table include:

1.   John Warnock, a Director of Salon
2. The Hambrecht 1980 Revocable Trust, a trust of the father of Salon's CEO and President,
3. Sarah & William Hambrecht Foundation for which Salon's CEO and President serves as a Director and has voting rights,
4. HAMCO Capital Corporation, in which Salon's CEO and President, and her father, each have an ownership interest therein.
5.   The Eu Revocable Trust is for the benefit of Salon's CEO and President

     During the six months ended September 30, 2006, warrants for 4,536,015 shares of common stock were converted to 1,994,438 shares of common stock for which Salon did not receive any consideration under the net exercise provisions of the warrants, as follows:

                                                                                 Exercise
             Exercise                                                             Price        Converted
Issue Date   Date        Warrant Holder                       Warrant Shares     per share       Shares
------------ ----------- ------------------------------------ --------------- ------------- ---------------
07/10/03     06/05/06    Octavia, LLC                                294,015      0.041685         221,920
08/09/01     07/31/06    Alacrity Tertiare LLC                       200,000      0.109419          63,226
08/09/01     07/31/06    Thomas Dittmer Declaration Trust            496,000      0.109419         156,800
08/09/01     08/08/06    Constellation Venture Offshore               88,000      0.109419          27,819
08/09/01     08/08/06    Constellation Venture                       416,000      0.109419         131,510
09/13/01     08/30/06    Octavia, LLC                                496,000      0.109419         134,187
09/13/01     08/31/06    HVS Boxers, LLC                             496,000      0.109419         134,187
09/13/01     09/05/06    Wasserstein Adelson Ventures                504,000      0.109419         136,351
                                                              ---------------               ---------------
                         Total non-related parties                 2,990,015                     1,006,000

04/10/03     04/04/06    Ironstone Group, Inc                        300,000      0.041685         255,337
04/29/03     04/25/06    Ironstone Group, Inc                        300,000      0.045059         243,676
10/30/03     05/11/06    Ironstone Group, Inc                        150,000      0.045059         114,426
10/06/03     05/11/06    Ironstone Group, Inc                        300,000      0.051807         218,199
08/09/01     08/09/06    McKay Investment Group                      496,000      0.109419         156,800
                                                              ---------------               ---------------
                         Total related parties                     1,546,000                       988,438

                         Total converted                           4,536,015                     1,994,438
                                                              ===============               ===============

The related parties include:

1. William Hambrecht, the father of Salon's CEO and President has an ownership interest in Ironstone Group, Inc.
2. Robert McKay, a Director of Salon, is the managing partner of the McKay Investment Group

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     Following the above transactions, Salon has warrants to purchase 8,115,496 shares of common stock remaining outstanding. Salon has the following warrants outstanding that are set to expire by March 31, 2007:

            Expiration                 Warrant         Exercise
               Date                     Shares           Price
           ------------              -----------      -----------
             12/10/03                  2,600,000         0.0451
             02/10/07                    600,000         0.0345
             02/10/07                    300,000         0.0345
             03/07/07                  1,414,827         0.0898
             03/31/07                    600,000         0.2700
                                     -----------
                                       5,514,827
                                     ===========

6.   Commitments and Contingencies

     Salon has non-cancelable operating lease agreements for office space in San Francisco, CA, New York, NY and Washington, D.C. and to host its servers in San Francisco, CA. Salon has no capital leases as of September 30, 2006. Total future minimum rental payments under non-cancelable operating leases in effect at September 30, 2006 are as follows:

                                                  Operating
       Year Ending March 31,                        Leases
       ---------------------                    -------------
                2007                            $        232
                2008                                     327
                2009                                     273
                2010                                      11
                                                -------------
                    Total lease payments                 843
                                                =============

7.   Preferred Stock

Issuance of additional shares of preferred stock:

     On July 27, 2006 Salon issued 208 shares of Series D-3 preferred stock, 42 shares of Series D-4 preferred stock and issued warrants to purchase 363,879 shares of common stock for which it received $300 in cash. The warrants were issued at an exercise price of $0.16 per share. The investors included the father of Salon's CEO and President and a Director of Salon. The financing was effected in accordance with Amendment No. 5 to the Securities Purchase Agreement dated as of July 27, 2006. All shares were sold at a price of $1,200 per share. The 208 shares of Series D-3 preferred stock are convertible into, and have the voting rights of 2,018,322 shares of common stock. The 42 shares of Series D-4 preferred stock are convertible into, and have the voting rights of 407,546 shares of common stock.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     On September 21, 2006 Salon issued 333 shares of Series D-4 preferred stock and warrants to purchase 701,872 shares of common stock for which it received $400 in cash. The warrants were issued at an exercise price of $0.115 per share. The investors included the father of Salon's CEO and President and a Director of Salon. The financing was effected in accordance with Amendment No. 6 to the Securities Purchase Agreement dated as of September 21, 2006. All shares were sold at a price of $1,200 per share. The 333 shares of Series D-4 preferred stock are convertible into, and have the voting rights of 4,679,156 shares of common stock.

     The Certificate of Designation of Preferences and Rights of the Series D preferred stock stipulates that the conversion price to common stock be equal to 70% of the average closing price of Salon's common stock for the thirty days prior to the date Salon provides notice to purchasers regarding the sale of shares of Series D preferred stock. The resulting conversion price on the date Salon made its announcement to investors was $0.123667 for the shares sold on July 27, 2006 and $0.0854 for the shares sold on September 21, 2006. The conversion prices are subject to downward adjustment in the event of certain subsequent stock issuances by Salon. The market price per share for the shares of common stock of Salon on the commitment date was $0.14 on July 27, 2006 and $0.10 on September 21, 2006. As the shares of preferred stock were in the money on the commitment dates, Salon determined that the value of the beneficial conversion feature of the shares of preferred stock issued was $73 for the shares issued on July 27, 2006 and $113 for the share issued on September 21, 2006. As the shares of preferred stock were immediately convertible to shares of common stock, Salon recorded a total of $186 as preferred deemed dividends for the three and six month periods ended September 30, 2006.

     The warrants issued have a three year life. In the event of a change in control within the exercise period, Salon will give the warrant holders thirty
(30) days advance notice of the effective date of such transaction, and to the extent the warrant has not been exercised in full by the effective date of such transaction, the warrant will terminate. The exercise price of the warrants may be adjusted downward in the event of certain subsequent Salon stock issuances.

     The issuance of 333 shares of Series D-4 preferred stock on September 21, 2006 at an effective per share common stock price of $0.0854 triggered the anti-dilution provision of the following previously issued shares of preferred stock:

                             Conversion Price          Common Equivalent Shares
                          Previously    Adjusted      Previously      Adjusted
                          ----------   ----------     ----------     ----------
Series A                   0.099569     0.099356       27,438,254    27,497,144
Series D-1                 0.093000     0.092923        5,380,642     5,385,123
Series D-2                 0.110000     0.109571        4,549,089     4,566,901
Series D-3
    Issued on 12/21/05     0.093000     0.092923        2,696,774     2,699,019
    Issued on 7/27/06      0.123667     0.122955        2,018,322     2,030,006
Series D-4                 0.123667     0.122955          407,546       409,905
                                                       ----------    ----------
                                                       42,490,627    42,588,098
                                                       ==========    ==========

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     The issuance of warrants to purchase 701,872 shares of common stock at an exercise price of $0.115 per share, in conjunction with the issuance of 333 shares of Series D-4 preferred stock, triggered the anti-dilution provision of the following outstanding warrant shares:

                                                                              Affected
                                                    Exercise Price             Warrant
In conjunction with the following issuances:    Previously      Adjusted       Shares
--------------------------------------------    ----------     ----------    ----------
Series D-1                                        0.137438      0.136642        443,225
Series D-2                                        0.126500      0.126237        340,363
Series D-3
    Issued on 12/21/05                            0.536035      0.527568        404,516
    Issued on 7/27/06                             0.161000      0.160409        302,748
Series D-4                                        0.161000      0.160409         61,131
                                                                             ----------
                                                                              1,551,983
                                                                             ==========

     The Purchase Agreement, as amended, and the Certificate of Designation of Preferences and Rights of the Series D preferred stock allows for the sale and issuance of an additional 459 shares of Series D preferred stock. Salon has issued 1,626 shares of Series D preferred stock to date.

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

     If, after initial preferential liquidation payments to the holders of Series A, B, C and D preferred stock, any assets remain available for distribution, such assets are to be distributed ratably among the

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

holders of common stock and preferred stock, based on the shares of common stock then held by them and issuable upon conversion of the shares of preferred stock then held by them until aggregate distributions per share reach $12,000 for the holders of Series A and B preferred stock, $2,400 for the holders of Series C Preferred Stock and $3,600 for the holders of Series D preferred stock. Salon has currently outstanding 683 shares of Series A preferred stock, 125 shares of Series B preferred stock, 6,582 shares of Series C preferred stock and 1,626 shares of Series D preferred stock. If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them. Based on information currently available and following this transaction, Salon estimates that preferred stockholders as a group own approximately 92% of the outstanding shares of common stock and common stock issuable upon conversion of the shares of preferred stock, all with voting rights.

Conversion of preferred stock:

     During the three months ended September 30, 2006, one shareholder converted 62 shares of Series A preferred stock to 2,490,735 shares of Salon's common stock and another stockholder converted 63 shares of Series A preferred stock to 2,530,908 shares of Salon's common stock. Salon did not receive any cash proceeds from these transactions

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     Salon is an Internet media company. The main entry and navigation point to Salon's ten subject-specific sections is Salon's home page at www.salon.com. The Website provides original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, food and wine, culture and entertainment. Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well, a user blogging program, a daily music download column Audiofile, and the Daou Report, an opinionated guide to the blogosphere.

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

     Salon's expenses include stock-based expenses related to stock option grants to employees, non-employee Directors and consultants. As described below, on April 1, 2006 Salon adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires companies to expense their stock option awards. Salon adopted SFAS 123R using the modified prospective transition method and therefore did not restate results for prior periods. These charges are reflected in our financial results.

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

     Advertising revenues, derived from the sale of promotional space on its Website, comprised 57% and 54% of Salon's revenues, respectively for the years ended March 31, 2006 and 2005. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon's obligations typically include the guarantee of a minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run. To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable with an advertiser. If these "make good" impressions are not agreeable to an advertiser, no further revenue is recognized.

     Salon Premium, an on-line pay-for-content service, provides unrestricted access to Salon's content with no banners, pop-ups or site pass advertisements, and includes free magazine subscriptions, free access to Table Talk, an on-line forum, and the ability to easily download content in text or PDF format, a convenience that enables readers to view Salon's content when not connected to the Internet. The subscription duration for Salon Premium is generally one year. Revenue is recognized ratably over the subscription period. People who do not subscribe to Salon Premium can gain access to Salon's content after viewing some form of advertisement.

     Salon offers The Well as a monthly subscription service for access to on-line discussion forums. Revenue is recognized ratably over the subscription period.

Prepaid Advertising Rights

     In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings and received $11.8 million of advertising credits that were to be utilized for up to ten years. As the per share price of Salon's common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million. As of September 30, 2006, Salon has $5.3 million advertising credits resulting from the transaction, valued at $3.6 million for financial reporting purposes. The common stock sale agreement stipulates that the advertising credits be utilized through December 31, 2009. Salon therefore contemplates accelerating the use of these credits in future years.

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

     As a result of implementing SFAS 123R, Salon recognized stock-based expense of $121,000 during the six months ended September 30, 2006. As of September 30, 2006, Salon had an aggregate of $747,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. Salon currently expects this stock compensation balance to be amortized as follows: $133,000 during the remainder of fiscal 2007; $224,000 during fiscal 2008; $191,000 during fiscal 2009; $168,000 during fiscal 2010; and $31,000 during fiscal 2011. The expected amortization reflects only outstanding stock awards as of September 30, 2006. Salon expects to continue to issue share-based awards to our employees in future periods.

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


Results of Operations for the Three and Six Months Ended September 30, 2006 Compared To the Three and Six Months Ended September 30, 2005

Net revenues:

     Net revenues increased 14% to $1.9 million for the three months ended September 30, 2006 from $1.7 million for the three months ended September 30, 2005 and increased 4% to $3.4 million for the six months ended September 30, 2006 from $3.3 million for the six months ended September 30, 2005.

     Advertising revenues increased to $1.3 million for the three months ended September 30, 2006 from $0.9 million for the three months ended September 30, 2005, or 49%, and increased to $2.2 million for the six months ended September 30, 2006 from $1.8 million for the six months ended September 30, 2005, or 22%. The increase in advertising revenues reflects an industry wide trend of corporations earmarking more funds for Internet advertising. Salon estimates that advertising revenues for the three months ending December 31, 2006 will be approximately $1.9 - $2.0 million

     Salon Premium subscription revenues decreased to $0.4 million for the three months ended September 30, 2006 from $0.5 million for the three months ended September 30, 2005 and decreased to $0.8 million for the six months ended September 30, 2006 from $1.1 million for the six months ended September 30, 2005. The decline in this source of revenue reflects a decline in subscriptions. Paid subscriptions to Salon Premium reached a peak as of December 31, 2004 of approximately 89,100, decreased to approximately 77,400 as of September 30, 2005 and decreased further to approximately 56,700 as of September 30, 2006. As of November 1, 2006 Salon had approximately 54,600 paid subscriptions to Salon Premium. The renewal rate for one year paid subscriptions as of September 30, 2006 was 59%, compared to 61% as of June 30, 2006 and 67% a year ago.

     An important factor in increasing advertising revenues in future periods, including Salon's peak third quarter, ending on December 31, 2006, is increasing unique visitors to Salon's Website. Increasing the number of unique Website visitors is important to Salon as they generate page views, which in turn generate advertising impressions that are then sold to advertisers. Due to various factors, including concerted efforts to make Salon's content easily accessible to search engines and marketing campaign with select Websites, the average number of unique Website visitors for the three months ended September 30, 2006 was 3.1 million, an increase of 43% from the three months ended September 30, 2005. Aiding the continued growth in unique visitors to Salon's Website is the continued migration of readers to the Internet from print newspapers.

     Salon has been evaluating the balance between its subscription and advertising businesses and is making changes to emphasize advertising. Until recently, a Website visitor was given a choice of: (1) becoming a Salon Premium subscriber to avoid having to view advertisements on future visits to Salon's Website or (2) viewing an advertisement to gain access to all of Salon's content. This strategy has been found to impede access to Salon's Website and its ability to generate advertising impressions. Therefore, subsequent to September 30, 2006, Salon has changed its Site Pass model. Under the change currently being implemented, advertisements are automatically served, which then provides immediate access to Salon's content. This change has produced an increase in the number of advertisement impressions that Salon can serve, offsetting a marginal drop in Salon Premium subscriptions and the revenue they generate.

     Revenues from all other sources were $0.2 million and $0.4 million, respectively, for each of the three months and six months ended September 30, 2006 and the three and six months ended September 30, 2005. Salon estimates that all other sources of revenue for the three months ending December 31, 2006 will be approximately $0.2 million. Approximately half of this revenue is derived from The Well, an on-line discussion forum. Salon has discontinued seeking a buyer for this business.

Production and content:

     Production and content expenses were $1.3 million for the three months ended September 30, 2006 compared to $1.0 million for the three months ended September 30, 2005, an increase of $0.3 million. Of the increase, $0.2 million is from an increase in staff to bolster the content on Salon's website and $0.1 million is attributable to other general cost increases.

     Production and content expenses were $2.6 million for the six months ended September 30, 2006 compared to $2.1 million for the six months ended September 30, 2005, an increase of $0.5 million. Of the increase, $0.4 million is from an increase in staff to bolster the content on Salon's website and $0.1 million is attributable to other general cost increases

     Salon does not expect material changes to production and content expenditures in the near future.

Sales and marketing:

     Sales and marketing expenses during the three months ended September 30, 2006 of $402,000 were comparable to $348,000 for the three months ended September 30, 2005. Sales and marketing expenses during the six months ended September 30, 2006 and the six months ended September 30, 2005 were comparable at $0.7 million. Salon expects sales and marketing expenditures of approximately $0.6 million for its quarter ending December 31, 2006.

Information technology support:

     Information technology support expenses during the three months ended September 30, 2006 of $252,000 were comparable to the $189,000 incurred for the three months ended September 30, 2005. Information technology support expenses during the six months ended September 30, 2006 and the six months ended September 30, 2005 were comparable at approximately $400,000. Salon does not anticipate material future changes in information technology support expenditures.

General and administrative:

     General and administrative expenses during the three months ended September 30, 2006 of $289,000 were comparable to the $238,000 incurred for the three months ended September 30, 2005.

     General and administrative expenses for the six months ended September 30, 2006 were $580,000 compared to $449,000 for the six months ended September 30, 2005, an increase of approximately $0.1 million. The increase between years is primarily attributable to hiring a Publisher in June 2006, and a raise awarded an officer in October 2005.

     Salon anticipates a slight increase in general and administrative expenditures.

Preferred deemed dividend:

     The results for the three and six months ended September 30, 2006 included a preferred deemed dividend of $0.2 million.

     During the three and six month periods ended September 30, 2006, Salon sold 208 shares of Series D-3 preferred stock and 375 shares of Series D-4 preferred stock that are convertible to common stock at an effective price less than the fair market value of Salon's common stock on the commitment date. Salon valued the beneficial conversion feature of the preferred stock sold at $0.2 million. As the shares of preferred stock were immediately convertible, Salon recorded a $0.2 million non-cash preferred deemed dividend, representing the value of the beneficial conversion feature of the shares issued. No comparable transactions occurred in the prior year periods.

Liquidity and capital resources:

     As of September 30, 2006, Salon had approximately $0.5 million in cash. This amount reflects receiving $0.4 million from the issuance of 333 shares of Series D-4 on September 21, 2006.

     Net cash used in operations was $1.3 million for the six months ended September 30, 2006 compared to the use of $0.3 million for the six months ended September 30, 2005. The principal use of cash during the six months ended September 30, 2006 was to fund the $0.9 million net loss for the period and the $0.6 million increase in accounts receivable, offset by $0.3 million of non-cash charges. The principal use of cash during the six months ended September 30, 2005 was to fund the $0.3 million net loss for the period and the $0.2 million increase in accounts receivable, offset by $0.2 million of non-cash charges. The accounts receivable, net as of September 30, 2006 of $1.1 million, representing primarily advertising sales during the quarter, is expected to be received within the next four months. No account receivable balance is delinquent as of this filing.

     Net cash used in investing activities was an immaterial amount during the six months ended September 30, 2006 and for the six months ended September 30, 2005.

     Net cash from financing activities provided $1.5 million, which includes $0.8 million from the exercise of warrants and $0.7 million from the issuance of 583 shares of preferred stock. The net cash from financing activities provided an immaterial amount for the six months ended September 30, 2005.

     Based on cash on hand as of September 30, 2006, forecasted trade receivable receipts, cash payments, advertising revenues of an estimated high of $6.6 million and total revenues of an estimated twelve-month period record high of $9.3 million, Salon estimates that its cash on hand will be sufficient to meet minimum operating needs through June 2007. Between July 2007 and September 2007, Salon estimates that it will not have cash on hand at the end of each month. The forecasted revenue amounts, though achievable, have never been attained by Salon in a prior twelve-month period. Salon believes that the forecasted revenues are achievable based on projected revenues for its three month period ending December 31, 2006 of $1.9 - $2.0 million in advertising revenue and $2.5 - $2.6 million in total revenue. Salon has not attained these total revenue amounts, excluding barter, since its three month period ended December 31, 1999. Salon has $1.9 million of booked advertisements for its quarter ending December 31, 2006 as of this filing. There is no certainty that Salon will be able to attain any of the above mentioned projected revenue amounts.

     If Salon's projections continue to forecast little or no cash on hand between July 2007 and September 2007 and projected revenues are attained, Salon may defer planned expenditures to future periods. If however, Salon determines that it is in the best interest of the company to proceed with planned expenditures, or if forecasted revenues are not attained, Salon may need to raise additional working capital from the sale of 459 authorized and unissued shares of Series D preferred stock. The potential to raise $0.6 million in additional working capital from the issuance of additional shares of currently authorized shares of Series D preferred stock, though viable, is not certain. In addition, Salon may explore amending the "Securities Purchase Agreement", as amended to date, and the "Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock," (collectively, the Series D preferred stock) to allow for the sale of additional shares of Series D other than the 459 shares currently authorized and unissued as of this filing. There is no certainty that Salon will be able to amend these documents or sell any such additional shares.

     From time to time, Salon has explored the possibilities of aligning itself with a strategic investor, a strategic partner, or being acquired by a third party. Though these possibilities exist, there is no certainty that any of these alternatives may come to fruition.

     Salon has non-cancelable operating lease agreements for office spaces in San Francisco, CA, New York, NY and Washington, D.C. and to host its servers in San Francisco, CA. Salon has no capital leases as of September 30, 2006. Total future minimum rental payments under non-cancelable operating leases in effect at September 30, 2006 are as follows:

                                                          Operating
          Year Ending March 31,                            Leases
          ---------------------                         ------------
                   2007                                 $       232
                   2008                                         327
                   2009                                         273
                   2010                                          11
                                                        ------------
                       Total lease payments                     843
                                                        ============

     Since August 2005, Salon has attempted to sell The Well, an online community it purchased in 1999. As Salon has not found a suitable purchaser, it has determined that it is currently in the best interest of the company to retain this business and has therefore suspended all efforts to sell The Well.

Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB

Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN48 is effective for fiscal years beginning after December 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements," (SFAS 157). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standard No.158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)," (SFAS 158). SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for fiscal years beginning after December 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 on Quantifying Financial Statement Misstatements (SAB108). SAB108 sets forth the SEC staff's views that registrants should quantify errors using both a balance sheet and an income statement approach, and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB108 is effective the first fiscal year ending after November 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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


Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have concluded that, subject to the ongoing process of remedying a material weakness related to the valuation of the beneficial conversion feature from the issuance of shares of preferred stock described below, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

     In response to a material weakness identified in a prior period related to the valuation of the beneficial conversion feature from the issuance of shares of preferred stock, Salon has implemented the following internal controls over financial reporting:

     1. Added and delineated an additional layer to the preparation and review of similar transactions
     2.   Increasing the level of training of its finance staff

In addition, Salon intends to either acquire or subscribe to a data base of generally accepted accounting principles by December 31, 2006.

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

Salon may issue additional preferred stock at effective prices lower than current common stock market prices that may result in non-cash charges to operations

     The Certificate of Designation and Preferences and Rights of the Series D Preferred Stock stipulates that the Series D conversion price will be equal to 70% of the average closing sales price of Salon's common stock for the thirty days prior to the date Salon provides notice to purchasers of its intent to sell additional shares of Series D preferred stock. Such a discount, and the time lag between the date of the notice and the date a transaction is consummated, may trigger a non-cash preferred deemed dividend charge. The sale of 209 shares of Series D-3 during the quarter ended December 31, 2005 resulted in a preferred deemed dividend charge of $0.2 million, while the sale of 583 shares of Series D-3 and D-4 preferred stock during the quarter ended September 30, 2006 resulted in a preferred deemed dividend total of $0.2 million. Salon cannot predict to what extent it may incur future preferred deemed dividend charges, if any.

Salon has relied on related parties for significant investment capital

     Salon has been relying on cash infusions from related parties to fund operations. The related parties are primarily John Warnock, a Director of Salon, and William Hambrecht. William Hambrecht is the father of Salon's President and Chief Executive Officer. During the quarter ended September 30,

2006, these related parties invested $0.7 million in Salon. Curtailment of cash investments by related parties could detrimentally impact Salon's cash availability and its ability to fund its operations.

Salon's principal stockholders can exercise a controlling influence over Salon's business affairs and they may make business decisions with which non-principal stockholders disagree that may affect the value of their investment

     Based on information available to Salon, the holders of Salon's Series A, B, C and D preferred stock collectively own approximately 92% of all voting securities. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 70% is held by related parties, including former Directors, of which approximately 22% is controlled directly or indirectly by William Hambrecht and approximately 41% by Director John Warnock. Therefore, related parties by themselves own a controlling interest in Salon.

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

Future sales of significant number of shares of Salon's common stock by principal stockholders could cause its stock price to decline

     Salon's preferred stockholders can convert their 9,016 shares of preferred stock to approximately 185 million shares of common stock. As Salon's common stock is normally thinly traded, if these stockholders were to convert their shares of preferred stock to common stock and sell the resulting shares, the per share price of Salon's common stock may be adversely affected. For example, effective July 31, 2006, a Series A preferred stockholder converted 62 shares of Series A preferred stock to 2,647,535 shares of common stock, and shortly thereafter converted a warrant to 156,800 shares of common stock, for a total of 2,804,335 shares of common stock. Between July 31, 2006 and October 30, 2006, the shareholder sold 1,689,200 of these shares, and during the same period of time, Salon's common stock dropped from $0.16 to $.085 per share.

Salon's stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond its control that may prevent its stockholders from reselling its common stock at a profit

     The securities markets have experienced significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, have and may continue to reduce the market price of its common stock, regardless of its operating performance. In addition, Salon's operating results could be below the expectations of public market analysts and investors, and in response, the market price of its common stock could decrease significantly.

Salon's preferred stockholders are entitled to potentially significant liquidation preferences of Salon's assets over common stockholders in the event of such an occurrence

     Salon's Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $21.8 million in potential sales proceeds as of September 30, 2006, which includes the effect of undeclared dividends of $2.8 million. If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $21.8 million of cash distributions, while the holders of common stock would receive none of this amount. If a liquidation event were to occur in excess of $21.8 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Salon's Site Pass advertising model may inhibit traffic to its Website, which would harm its revenues and business

     As a result of analyzing the traffic patterns to Salon's Website, Salon believes that its Site Pass advertising model, which Salon credits as instrumental in increasing advertising revenues, and driving memberships to Salon Premium, inhibits growth in traffic to its Website. Salon is in the process of adjusting its Site Pass advertising model to attract a wider audience and increase the number of advertising impressions it can sell. While a wider audience is intended to increase the supply of advertising impressions, and to introduce more potential members to Salon Premium, Salon cannot estimate when, or if, membership to Salon Premium will again increase or if it will be successful in adjusting its Site Pass to achieve desired results.

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

Salon Premium memberships have been declining and may continue to decline, adversely affecting revenues and available cash

     Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002. Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004. However, since the high experienced in December 31,

2004, subscriptions have been declining to approximately 56,700 as of September 30, 2006. If this decline were to continue, Salon's operations and available cash could be adversely affected.

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

Salon's technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website, reduced advertising revenues, or a loss of Salon Premium subscribers

     Salon is currently upgrading its technology to manage its Website and its Salon Premium program, and has recently completed redesigning its Website homepage. In addition, it is creating technology for new products that Salon hopes to launch during its current fiscal year. If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery and subscription management, its Website or subscription management systems may not operate properly, which could harm Salon's business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm Salon's business. Moreover, complex software products like its online publishing and subscription management systems frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     During the three months ended September 30, 2006, warrants to acquire 667,000 shares of common stock were exercised for which Salon received $58,373 in cash that was used for working capital and other general corporate purposes, as follows:

                                                                              Exercise
              Exercise                                          Warrant       Price per       Cash
Issue Date    Date         Warrant Holder                        Shares         share       Received
-----------   ------------ ---------------------------------- ------------- ------------- ------------
08/09/01      07/31/06     Stewart Carrell                          48,000      0.109419        5,252
08/09/01      07/31/06     Arthur Bruno                             24,000      0.109419        2,626
08/29/03      08/29/06     William E Mayer Holdings, Inc.          120,000      0.034500        4,140
                                                              -------------               ------------
                           Total non-related parties               192,000                     12,018

08/09/01      08/08/06     WR Hambrecht + Co LLC (1)               400,000      0.109419       43,768
08/29/03      08/29/06     Eu Revocable Trust (2)                   75,000      0.034500        2,587
                                                              -------------               ------------
                           Total related parties                   475,000                     46,355
                                                                                          ------------

                           Total exercised                         667,000                     58,373
                                                              =============               ============

     1. Salon's CEO and President and her father have an ownership interest in WR Hambrecht + Co LLC
     2.   The Eu Revocable Trust is for the benefit of Salon's CEO and
          President.

     During the three months ended September 30, 2006, warrants for 3,192,000 shares of common stock were converted to 940,880 shares of common stock for which Salon did not receive any consideration under the net exercise provision of the warrant, as follows:

                                                                              Exercise
              Exercise                                          Warrant       Price per     Converted
Issue Date    Date         Warrant Holder                        Shares         share        Shares
-----------   ------------ ---------------------------------- ------------- ------------- ------------
08/09/01      07/31/06     Alacrity Tertiare LLC                   200,000      0.109419       63,226
08/09/01      07/31/06     Thomas Dittmer Declaration Trust        496,000      0.109419      156,800
08/09/01      08/08/06     Constellation Venture Offshore           88,000      0.109419       27,819
08/09/01      08/08/06     Constellation Venture                   416,000      0.109419      131,510
09/13/01      08/30/06     Octavia, LLC (Barry Traub)              496,000      0.109419      134,187
09/13/01      08/31/06     HVS Boxers, LLC (Fuchs)                 496,000      0.109419      134,187
09/13/01      09/05/06     Wasserstein Adelson Ventures            504,000      0.109419      136,351
                                                             --------------               ------------
                           Total non-related parties             2,696,000                    784,080

08/09/01      08/09/06     McKay Investment Group (1)              496,000      0.109419      156,800
                                                             --------------               ------------
                           Total related parties                   496,000                    156,800

                           Total converted                       3,192,000                    940,880
                                                             ==============               ============

     1. Robert McKay, a Director of Salon, is the Managing partner of the McKay Investment Group

     During the three months ended September 30, 2006, one shareholder converted 62 shares of Series A preferred stock to 2,490,735 shares of Salon's common stock and another stockholder converted 63 shares of Series A preferred stock to 2,530,908 shares of Salon's common stock. Salon did not receive any cash proceeds from these transactions

     The securities were issued to "accredited investors" as that term is defined in Rule 501(a) under the Securities Act of 1933 and pursuant to an exemption from the registration requirements of the Securities Act of 1933 set forth in Section 506 of Regulation D.

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


                                   SALON MEDIA GROUP, INC.



Dated:  November 14, 2006          /s/ Elizabeth Hambrecht
                                   -------------------------------------
                                   Elizabeth Hambrecht
                                   President and Chief Executive Officer



Dated:  November 14, 2006          /s/ Conrad Lowry
                                   -------------------------------------
                                   Conrad Lowry
                                   Chief Financial Officer and Secretary