Form 10-Q
period 2006-12-31
SALON MEDIA GROUP INC
filed 2007-02-13
CIK 1084332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006
                                       or

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

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the act. Yes [ ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 12, 2007 was 1,939,572 shares.

================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------

                                                                           Page
PART I   FINANCIAL INFORMATION                                            Number


ITEM 1:  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 2006
         (unaudited) and March 31, 2006...................................  3

         Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2006 and 2005
         (unaudited) .....................................................  4

         Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2006 and 2005 (unaudited) .............  5

         Notes to Condensed Consolidated Financial Statements (unaudited).  6

ITEM 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................ 21

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk....... 29

ITEM 4:  Controls and Procedures.......................................... 29

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings................................................ 30

ITEM 1a: Risk Factors..................................................... 30

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds...... 40

ITEM 3.  Defaults upon Senior Securities.................................. 40

ITEM 4.  Submission of Matters to a Vote of Security Holders.............. 40

ITEM 5.  Other Information................................................ 40

ITEM 6:  Exhibits......................................................... 41

         Signatures....................................................... 41

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                December 31,      March 31,
                                                                    2006            2006
                                                                ------------    ------------
                                                                (Unaudited)
Assets
    Current assets:
       Cash and cash equivalents                                $        543    $        441
       Accounts receivable, net                                        2,006             502
       Prepaid expenses and other current assets                          99             184
                                                                ------------    ------------
        Total current assets                                           2,648           1,127
    Property and equipment, net                                          127             155
    Prepaid advertising rights                                         3,533           3,718
    Goodwill, net                                                        200             200
    Other assets                                                         106             104
                                                                ------------    ------------
        Total assets                                            $      6,614    $      5,304
                                                                ============    ============
Liabilities and stockholders' equity
    Current liabilities:
       Accounts payable and accrued liabilities                 $        976    $        747
       Deferred revenue                                                  663             820
                                                                ------------    ------------
        Total current liabilities                                      1,639           1,567
    Long-term liabilities
         Other long-term liabilities                                      94             120
                                                                ------------    ------------
       Total liabilities                                               1,733           1,687
                                                                ------------    ------------
Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares
       authorized, 9,183 shares issued and outstanding
       at December 31, 2006 and 8,558 shares issued and
       outstanding at March 31, 2006 (liquidation value
       of $22,148 at December 31, 2006)                                    -               -
    Common stock, $0.001 par value, 30,000,000 shares
       authorized, 1,901,250 shares issued and outstanding
       at December 31, 2006 and 956,387 shares issued
       and outstanding at March 31, 2006                                   2               1
    Additional paid-in-capital                                        96,705          94,619
    Unearned compensation                                                  -             (40)
    Accumulated deficit                                              (91,826)        (90,963)
                                                                ------------    ------------
       Total stockholders' equity                                      4,881           3,617
                                                                ------------    ------------
        Total liabilities and stockholders' equity              $      6,614    $      5,304
                                                                ============    ============

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended          Nine Months Ended
                                                                December 31,                December 31,
                                                          ------------------------    ------------------------
                                                             2006          2005          2006          2005
                                                          ----------    ----------    ----------    ----------
Net revenues                                              $    2,765    $    2,069    $    6,194    $    5,353
                                                          ----------    ----------    ----------    ----------

Operating expenses:
    Production and content                                     1,317         1,183         3,875         3,276
    Sales and marketing                                          560           389         1,296         1,054
    Information technology support                               217           146           649           519
    General and administrative                                   365           257           945           706
                                                          ----------    ----------    ----------    ----------
        Total operating expenses                               2,459         1,975         6,765         5,555
                                                          ----------    ----------    ----------    ----------


Income (loss) from operations                                    306            94          (571)         (202)
Other income, net                                                  -             1             3            21
                                                          ----------    ----------    ----------    ----------
       Net income (loss)                                        (568)         (181)
                                                                                             306            95

Preferred deemed dividend                                       (109)         (227)         (295)         (227)
                                                          ----------    ----------    ----------    ----------

Net income (loss) attributable to common stockholders     $      197    $     (132)   $     (863)   $     (408)
                                                          ==========    ==========    ==========    ==========

Basic net income (loss) per share attributable
       to common stockholders                             $     0.10    $    (0.16)   $    (0.53)   $    (0.52)

Diluted net income (loss) per share attributable
       to common stockholders                             $     0.02    $    (0.16)   $    (0.53)   $    (0.52)

Weighted average shares used in computing
       basic net income (loss) per share
       attributable to common stockholders                     1,888           806         1,616           778

Weighted average shares used in computing
       diluted net income (loss) per share
       attributable to common stockholders                    11,230           806         1,616           778

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                       December 31,
                                                                                 ------------------------
                                                                                    2006          2005
                                                                                 ----------    ----------
Cash flows from operating activities:
   Net loss                                                                      $     (568)   $     (181)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       64           102
     Stock compensation expense                                                         169           132
     Amortization of prepaid advertising rights                                         185           173
     Changes in assets and liabilities:
        Accounts receivable                                                          (1,504)         (596)
        Prepaid expenses, other current assets and other assets                          83           115
        Accounts payable, accrued liabilities and other long-term liabilities           203           (31)
        Deferred revenue                                                               (157)         (141)
                                                                                 ----------    ----------
           Net cash used in operating activities                                     (1,525)         (427)
                                                                                 ----------    ----------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (36)          (65)
                                                                                 ----------    ----------
           Net cash used by investing activities                                        (36)          (65)
                                                                                 ----------    ----------

Cash flows from financing activities:
   Proceeds from exercise of common stock warrants and options                          763            55
   Proceeds from issuance of preferred stock, net                                       900           251
                                                                                 ----------    ----------
           Net cash provided by financing activities                                  1,663           306
                                                                                 ----------    ----------

Net increase (decrease) in cash and cash equivalents                                    102          (186)

Cash and cash equivalents at beginning of period                                        441           686
                                                                                 ----------    ----------

Cash and cash equivalents at end of period                                       $      543    $      500
                                                                                 ==========    ==========

Supplemental schedule of non-cash investing and financing activities:
   Preferred deemed dividend                                                     $      295    $      227

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

Basis of Presentation:

     These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2006 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the nine months ended December 31, 2006 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2007.

     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred annual losses and negative cash flows from operations since inception and has an accumulated deficit at December 31, 2006 of $91,826. Salon's independent registered public accounting firm for the years ended March 31, 2004, 2005 and 2006 have therefore included a paragraph in their reports indicating substantial doubt as to Salon's ability to continue as a going concern.

     Based on cash on hand as of December 31, 2006, forecasted trade receivable receipts, cash payments, advertising revenues of an estimated high of $7.7 million and total revenues of an estimated twelve-month period record high of $10.2 million, and currently planned expenditures, Salon estimates that its cash on hand will be sufficient to meet minimum operating needs through mid May 2007. From mid May 2007 through November 2007, Salon forecasts that it will not have sufficient cash to meet operating needs. If certain planned expenditures are delayed or eliminated, Salon estimates that it will have sufficient cash on hand to meet minimum operating needs also through mid May 2007, and insufficient cash thereafter through October 2007.

     The forecasted revenue amounts have never been attained by Salon in a prior twelve-month period. To facilitate Salon attaining its revenue goals, and in particular, its advertising revenue goals, Salon intends on hiring additional advertising sales staff. The need to augment this staff is hampered by the high demand for these individuals in the industry that Salon participates in. There is no certainty that Salon will be able to attain any of the above mentioned projected revenue amounts.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     Salon therefore will have to find buyers for its remaining 292 shares of authorized and unissued shares of Series D preferred stock in order to meet its cash needs, for which it could receive $350. The potential to raise additional working capital from the issuance of additional shares of currently authorized shares of Series D preferred stock is possible, but not certain. In addition, Salon may explore amending the "Securities Purchase Agreement", as amended to date, and the "Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock," (collectively, the Series D preferred stock) to allow for the sale of additional shares of Series D other than the 292 shares currently authorized and unissued as of this filing. There is no certainty that Salon will be able to amend these documents or sell any such additional shares.

Reverse Stock Split

     Pursuant to the authority granted to the Board of Directors (the "Board") by the stockholders of Salon at its Annual Meeting of Stockholders held on October 20, 2005, the Board on November 14, 2006 approved a reverse stock split of Salon's authorized and outstanding shares of common stock at a ratio of 20:1. The reverse stock split was effective November 15, 2006, the date Salon's Certificate of Amendment of Restated Certificate of Incorporation was filed with the Delaware Secretary of State and Salon's stock trading symbol was changed to SLNM.OB from SALN.OB. Accordingly all issued and outstanding shares and per share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split.

Concentration of Credit Risk

     No customer accounted for more than 10% of total revenue for the three or nine-month periods ended December 31, 2006 and December 31, 2005. One customer accounted for 13% of the total accounts receivable as of December 31, 2006. One customer accounted for 16% of the total accounts receivable balance as of December 31, 2005.

Stock-Based Compensation

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

     Salon utilized the modified prospective transition method, which requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on April 1, 2006, the first day of Salon's 2007 fiscal year. The consolidated financial statements as of and for the nine months ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, Salon's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended December 31, 2006 was $48 and $169, respectively, which consisted solely of stock-based compensation expense related to employee stock options. See Note 2: "Stock-Based Compensation" to the condensed consolidated financial statements for additional information.

     As of December 31, 2006, the aggregate stock compensation remaining to be amortized to expenses was $828. Salon expects this stock compensation balance to be amortized as follows: $59 during the remainder of fiscal 2007; $236 during fiscal 2008; $236 during fiscal 2009; $224 during fiscal 2010; and $73 during fiscal 2011. The expected amortization reflects only outstanding stock awards as of December 31, 2006.

     No amounts were recorded relating to excess tax benefits from the exercise of stock-based compensation awards during the nine months ended December 31, 2006, and as a result there were no differences in net cash used in operating and financing activities due to the implementation of SFAS 123R.

     On November 10, 2005, the FASB issued Staff Position (FSP) No. SFAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Companies have one year from the latter of the adoption of SFAS 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We expect to make such an election by the end of fiscal year 2007.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

                                  Three Months                    Nine Months
                                Ended December 31,            Ended December 31,
                           ----------------------------  -----------------------------
                               2006           2005           2006            2005
                           -------------  -------------  -------------   -------------
Risk-free interest rates       4.47%          4.20%      4.47 to 4.97%   3.80 to 4.20%
Expected term (in years)         4              4              4               4
Expected volatility             212%           120%       116 to 212%        120%
Dividend yield                   0%             0%             0%             0%

     The expected term of the options of four years represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules and expectations of future employee behavior. For the three and nine months ended December 31, 2006, expected stock price volatility is based on historical volatility of Salon's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the vesting period of the stock options, or four years. Salon has not paid dividends in the past.

     The following table illustrates the effect on net loss and net loss per share if Salon had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three and nine month periods ended December 31, 2005:

                                                            Three Months     Nine Months
                                                               Ended           Ended
                                                            December 31,    December 31,
                                                                2005            2005
                                                            ------------    ------------
Net loss attributable to common stockholders:
       As reported                                          $       (132)   $       (408)
       Add back: stock-based employee compensation
       expense included in reported net loss                           -               -

       Deduct: total stock-based compensation expense
       determined under the fair value based method, net
       of related tax                                               (476)         (2,115)

       Pro forma net loss attributable to common
       stockholders                                         ------------    ------------
                                                            $       (608)   $     (2,523)
                                                            ============    ============

Basic and diluted net loss per share attributable
to common stockholders:
       As reported                                          $      (0.16)   $      (0.52)
       Pro forma                                            $      (0.75)   $      (3.24)

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

     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)," (SFAS 158). SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for fiscal years beginning after December 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 on Quantifying Financial Statement Misstatements (SAB 108). SAB 108 sets forth the SEC staff's views that registrants should quantify errors using both a balance sheet and an income statement approach, and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB108 is effective the first fiscal year ending after November 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

2.   Goodwill Amortization and Intangible Assets

     The following table sets forth information concerning Salon's goodwill and intangible assets as of December 31, 2006 and March 31, 2006:

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
                                                      ============   ============   ============

3.   Stock-Based Compensation

     Salon has two stock option plans approved by shareholders. The Salon Internet, Inc. 1995 Stock Option Plan (the 1995 Plan), which was terminated in November 2004, and the Salon Media Group, Inc. 2004 Stock Plan (the 2004 Plan) that was approved by Salon's stockholders in November 2004. The 2004 Plan allows the issuance of incentive and nonstatutory options to employees and non-employees of Salon. In October 2005, Salon's stockholders approved an amendment to the 2004 Plan to increase the maximum number of shares of common stock that may be issued under the plan by 800,000 to a total of 2,300,000.

     Under the 2004 Plan, incentive and nonqualified stock options may be granted to officers, employees, Directors and consultants of Salon. Options generally vest over periods of four years. Options generally became exercisable as to 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48 per month). However, in the case of 1,045,500 options granted on February 7, 2005 and 382,050 options granted on May 16, 2005, half vested on the date of grant, and the remaining half vested on February 7, 2006. The exercise price of options is determined by the Board of Directors and is equal to the fair market value of the stock on the grant date. Generally, Salon's options expire, if not exercised, ten years after the date of grant.

     Salon has granted options pursuant to plans not approved by shareholders. These grants include an option to purchase 25,000 shares of common stock issued in December 2006 and an option to purchase 50,000 shares of common stock issued in June 2006, both granted to Salon's Senior Vice President - Publisher, and an option to purchase 50,000 shares of common stock issued in February 2005 to Salon's then Chairman. At December 31, 2006 Salon had 333,000 shares of common stock authorized and available for grants under the 2004 Plan.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     The following table summarizes activity under Salon's plans from April 1, 2006 through December 31, 2006:

                                                                      Weighted
                                    Outstanding       Average        Aggregate
                                       Stock         Exercise        Intrinsic
                                      Options          Price           Value
                                   ------------    ------------    ------------
Balance as of April 1, 2006           1,595,000      $     6.00
Options granted under all plans         709,000      $     1.89
Exercised                                (2,000)     $     2.80
Cancelled                              (117,000)     $     5.16
                                   ------------
Outstanding at December 31, 2006      2,185,000      $     4.71     $  497,000
                                   ============
Exercisable at December 31, 2006      1,420,000      $     6.12     $      394
Expected to vest                        600,000      $     2.20     $  344,000

     The following table summarizes information about stock options outstanding at December 31, 2006:

                                       Options Outstanding                      Options Exercisable
                         -----------------------------------------------  -------------------------------
                                              Weighted
                                              Average        Weighted                          Weighted
                            Number of        Remaining       Average         Number of         Average
      Range of               Shares         Contractual      Exercise          Shares         Exercise
   Exercise Prices         Outstanding      Life (Years)      Price         Exercisable         Price
---------------------------------------------------------------------------------------------------------
   $1.05 - $1.20               409,000          9.9         $    1.05                 -       $    1.20
   $2.00 - $2.80             1,131,000          8.0         $    2.77         1,067,000       $    2.79
   $3.20 - $4.00               288,000          9.1         $    3.27            15,000       $    3.92
   $5.20 - $7.40               322,000          8.1         $    5.45           303,000       $    5.34
   $10.40 - $10.40               1,000          1.8         $   10.40             1,000       $   10.40
   $27.60 - $40.00              13,000          3.7         $   37.59            13,000       $   37.59
   $58.40 - $72.50               2,000          2.3         $   59.11             2,000       $   59.11
   $101.25 - $105.00             2,000          2.8         $  104.38             2,000       $  104.38
   $170.00 - $201.20            17,000          2.6         $  193.45            17,000       $  193.45
                        ----------------                                  ---------------
                             2,185,000          8.5         $    4.71         1,420,000       $    6.12
                        ================                                  ===============

     The weighted average fair value per share of the stock option awards in the nine months ended December 31, 2006 and 2005 was $1.63 and $4.00, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2006 for which Salon received $5 in cash was $2.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

4.   Net Income (Loss) Per Share

     Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

                                                           Three Months Ended              Nine Months Ended
                                                               December 31                    December 31
                                                        -------------------------      --------------------------
                                                           2006           2005            2006            2005
                                                        ----------     ----------      ----------      ----------
Numerator:
   Net income (loss) attributable to common
   stockholders                                         $      197     $     (132)     $     (863)     $     (408)

Denominator:
   Weighted average shares used in computing
   basic net income (loss) per share attributable
   to common stockholders                                1,888,000        806,000       1,616,000         778,000

   Effect of dilutive convertible preferred stock,
   warrants and employee stock awards                    9,342,000              -               -               -

   Weighted average shares used in computing
   diluted net income (loss) per share attributable
   to common stockholders                               11,230,000        806,000       1,616,000         778,000

   Basic net income (loss) per share attributable
   to common stockholders                               $     0.10     $    (0.16)     $    (0.53)     $    (0.52)

   Diluted net income (loss) per share attributable
   to common stockholders                               $     0.02     $    (0.16)     $    (0.53)     $    (0.52)

Antidilutive securities including options,
   warrants, and convertible preferred stock not
   included in net income (loss) attributable to
   common stockholder per share calculation              2,467,000     12,019,000      11,994,000      12,019,000

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

5.   Warrants

     During the nine months ended December 31, 2006, warrants to acquire 573,642 shares of common stock were exercised for which Salon received $758 in cash, which was used for working capital and other general corporate purposes, as follows:

                                                                                Exercise
Issue       Exercise                                                Warrant     Price per      Cash
Date        Date       Warrant Holder                                Shares       share      Received
----------- ---------- ----------------------------------------- ------------- ----------- -----------
08/09/01    06/22/06   Shea Ventures LLC                               50,000      $2.188  $      109
06/26/03    06/22/06   E&M RP Trust                                    15,000      $0.901          14
08/09/01    07/31/06   Stewart Carrell                                  2,400      $2.188           5
08/09/01    07/31/06   Arthur Bruno                                     1,200      $2.188           3
08/29/03    08/29/06   William E Mayer Holdings, Inc.                   6,000      $0.690           4
                                                                 -------------             -----------
                       Total non-related parties                       74,600              $      135
                                                                 -------------             -----------

04/10/03    04/05/06   John Warnock                                    15,000      $0.834  $       13
04/29/03    04/05/06   John Warnock                                    15,000      $0.901          14
08/09/01    05/11/06   Sarah & William Hambrecht Foundation            30,000      $2.188          66
06/12/03    05/11/06   The Hambrecht 1980 Revocable Trust               7,500      $0.901           7
06/12/03    05/11/06   WR Hambrecht + Co LLC                            7,500      $0.901           7
07/10/03    05/11/06   HAMCO Capital Corporation                        7,500      $0.834           6
11/24/03    05/11/06   HAMCO Capital Corporation                        7,500      $0.901           7
02/10/04    05/11/06   The Hambrecht 1980 Revocable Trust              15,000      $0.690          10
06/04/04    05/11/06   HAMCO Capital Corporation                        4,064      $2.748          11
06/04/04    05/11/06   The Hambrecht 1980 Revocable Trust              14,129      $2.748          39
02/02/05    05/11/06   HAMCO Capital Corporation                        1,718      $3.220           6
02/02/05    05/11/06   The Hambrecht 1980 Revocable Trust              15,381      $3.220          50
05/28/03    05/12/06   John Warnock                                    45,000      $0.901          41
07/10/03    05/12/06   John Warnock                                    15,000      $0.833          12
07/30/03    05/12/06   John Warnock                                    15,000      $0.690          10
08/29/03    05/12/06   John Warnock                                    15,000      $0.690          10
09/12/03    05/12/06   John Warnock                                    15,000      $0.901          13
09/29/03    05/12/06   John Warnock                                    15,000      $1.036          16
10/10/03    05/12/06   John Warnock                                    15,000      $0.901          13
10/30/03    05/12/06   John Warnock                                    15,000      $0.901          13
11/12/03    05/12/06   John Warnock                                    15,000      $0.969          15
11/24/03    05/12/06   John Warnock                                    15,000      $0.901          13
12/11/03    05/12/06   John Warnock                                    15,000      $0.901          13
12/30/03    05/12/06   John Warnock                                    75,000      $0.690          52
12/31/03    05/12/06   John Warnock                                    15,000      $0.690          10
08/09/01    06/29/06   John Warnock                                    50,000      $2.188         109
08/09/01    08/08/06   WR Hambrecht + Co LLC                           20,000      $2.188          44
08/29/03    08/29/06   Eu Revocable Trust                               3,750      $0.690           3
                                                                 -------------             -----------
                       Total related parties                          499,042              $      623
                                                                 -------------             -----------

                       Total exercised                                573,642              $      758
                                                                 =============             ===========

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

The related parties in the prior page table include:
1.   John Warnock, the Chairman and Director of Salon
2. The Hambrecht 1980 Revocable Trust, a trust of the father of Salon's CEO and President
3. Sarah & William Hambrecht Foundation for which Salon's CEO and President serves as a Director and has voting rights
4. HAMCO Capital Corporation, in which Salon's CEO and President, and her father, each have an ownership interest therein
5.   The Eu Revocable Trust is for the benefit of Salon's CEO and President

     During the nine months ended December 31, 2006, warrants for 356,800 shares of common stock were converted to 118,140 shares of common stock for which Salon did not receive any consideration under the net exercise provisions of the warrants, as follows:

                                                                                Exercise
Issue       Exercise                                                 Warrant    Price per    Converted
Date        Date         Warrant Holder                               Shares      share        Shares
----------- ------------ ------------------------------------- --------------- ----------- ------------
07/10/03    06/05/06     Octavia, LLC                                  14,700      $0.834       11,096
08/09/01    07/31/06     Alacrity Tertiare LLC                         10,000      $2.188        3,161
08/09/01    07/31/06     Thomas Dittmer Declaration Trust              24,800      $2.188        7,840
08/09/01    08/08/06     Constellation Venture Offshore                 4,400      $2.188        1,390
08/09/01    08/08/06     Constellation Venture                         20,800      $2.188        6,575
09/13/01    08/30/06     Octavia, LLC                                  24,800      $2.188        6,709
09/13/01    08/31/06     HVS Boxers, LLC                               24,800      $2.188        6,709
09/13/01    09/05/06     Wasserstein Adelson Ventures                  25,200      $2.188        6,817
12/10/03    12/06/06     Wenner Media LLC                             130,000      $0.901       18,424
                                                               ---------------             ------------
                         Total non-related parties                    279,500                   68,721
                                                               ---------------             ------------

04/10/03    04/04/06     Ironstone Group, Inc                          15,000      $0.834       12,766
04/29/03    04/25/06     Ironstone Group, Inc                          15,000      $0.901       12,183
10/30/03    05/11/06     Ironstone Group, Inc                           7,500      $0.901        5,721
10/06/03    05/11/06     Ironstone Group, Inc                          15,000      $1.036       10,909
08/09/01    08/09/06     McKay Investment Group                        24,800      $2.188        7,840
                                                               ---------------             ------------
                         Total related parties                         77,300                   49,419
                                                               ---------------             ------------

                         Total converted                              356,800                  118,140
                                                               ===============             ============

The related parties include:
1. William Hambrecht, the father of Salon's CEO and President, has an ownership interest in Ironstone Group, Inc.
2. Robert McKay, a Director of Salon, is the managing partner of the McKay Investment Group

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

The related parties in the prior page table exclude Wenner Media LLC. Jann Wenner, the Chairman and President of Wenner Media LLC, served as a Director of Salon until February 2006.

     Following the above transactions, Salon has warrants to purchase 308,551 shares of common stock outstanding, of which the following are set to expire by March 31, 2007:

           Expiration                       Warrant            Exercise
              Date                          Shares              Price
          ------------                   -------------       -----------
            01/11/07                            1,500            $3.000
            02/10/07                           30,000            $0.690
            02/10/07                           15,000            $0.690
            03/07/07                           70,741            $1.781
            03/31/07                           30,000            $5.400
                                         -------------
                                              147,241
                                         =============

6.   Commitments and Contingencies

     Salon has non-cancelable operating lease agreements for office space in San Francisco, CA, New York, NY and Washington, D.C. and to host its servers in San Francisco, CA. Salon has no capital leases as of December 31, 2006. Total future minimum rental payments under non-cancelable operating leases in effect at December 31, 2006 are as follows:

                                                       Operating
           Year Ending March 31,                         Leases
           ---------------------                     -------------
                   2007                              $         116
                   2008                                        327
                   2009                                        273
                   2010                                         11
                                                     -------------
                        Total lease payments         $         727
                                                     =============

7.   Preferred Stock

Issuance of additional shares of preferred stock:

     On December 18, 2006 Salon issued 42 shares of Series D-4 preferred stock, 125 shares of Series D-5 preferred stock, and warrants to purchase a total of 32,780 shares of common stock for which it received $200 in cash from the Chairman of Salon. The warrants were issued at an exercise price of $1.495 per share, subject to adjustment. The financing was effected in accordance with Amendment No. 7 to the Securities Purchase Agreement dated as of December 18, 2006. All shares were sold at a price of $1,200 per share. The 42 shares of Series D-4 preferred stock and 125 shares of Series D-5 preferred stock are convertible into, and have the voting rights of 218,537 shares of common stock, subject to adjustment.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     On September 21, 2006 Salon issued 333 shares of Series D-4 preferred stock and warrants to purchase 701,872 shares of common stock for which it received $400 in cash. The warrants were issued at an exercise price of $0.115 per share, subject to adjustment. The investors included the father of Salon's CEO and President and the Chairman of Salon. The financing was effected in accordance with Amendment No. 6 to the Securities Purchase Agreement dated as of September 21, 2006. All shares were sold at a price of $1,200 per share. The 333 shares of Series D-4 preferred stock were originally convertible into and had the voting rights of 4,679,156 shares of common stock, subject to adjustment. On November 15, 2006, Salon effected a reverse stock split in the ratio of 20:1. The issuance of preferred stock on December 18, 2006, triggered anti-dilution provisions of the securities issued on September 21, 2006. As a result, and after considering the effect of the reverse stock split, (1) the warrants to purchase 701,872 shares of common stock at an exercise price of $0.115 per share, were adjusted to warrants to purchase 35,093 shares of common stock at an exercise price of $2.275 per share, and (2) the 333 shares of Series D-4 preferred stock are now convertible into, and have the voting rights of 235,852 shares of common stock.

     On July 27, 2006 Salon issued 208 shares of Series D-3 preferred stock, 42 shares of Series D-4 preferred stock and issued warrants to purchase 363,879 shares of common stock for which it received $300 in cash. The warrants were issued at an exercise price of $0.161 per share, subject to adjustment. The investors included the father of Salon's CEO and President and the Chairman of Salon. The financing was effected in accordance with Amendment No. 5 to the Securities Purchase Agreement dated as of July 27, 2006. All shares were sold at a price of $1,200 per share. The 208 shares of Series D-3 preferred stock were originally convertible into, and had the voting rights of 2,018,322 shares of common stock. The 42 shares of Series D-4 preferred stock were originally convertible into, and had the voting rights of 407,546 shares of common stock, subject to adjustment. On November 15, 2006, Salon effected a reverse stock split in the ratio of 20:1. The subsequent issuances of preferred stock triggered anti-dilution provisions of the securities issued on July 27, 2006. As a result, and after considering the effect of the reverse stock split, (1) the warrants to purchase 363,879 shares of common stock at an exercise price of $0.161 per share, were adjusted to warrants to purchase 18,193 shares of common stock at an exercise price of $3.148 per share, (2) the 208 shares of Series D-3 preferred stock are now convertible into, and have the voting rights of 102,677 shares of common stock, and (3) the 42 shares of Series D-4 preferred stock are now convertible into, and have the voting rights of 20,732 shares of common stock

     The Certificate of Designation of Preferences and Rights of the Series D preferred stock stipulates that the conversion price to common stock be equal to 70% of the average closing price of Salon's common stock for the thirty days prior to the date Salon provides notice to purchasers regarding the sale of shares of Series D preferred stock. As a result, (1) the issuance of preferred stock on December 18, 2006 was at an effective common stock per share price of $0.917 compared to a closing per share stock price on the date of the transaction of $1.30, (2) the issuance of preferred stock on September 21, 2006 was at an effective common stock per share price of $1.708 (as adjusted for the reverse stock split) compared to a closing per share stock price on the date of the transaction of $2.00 (as adjusted for the reverse stock split), and (3) the issuance of preferred stock on July 27, 2006 was at an effective common stock per share price of $2.473 (as adjusted for the reverse stock split) compared to a closing per share stock price on the date of the transaction of $2.80 (as adjusted for the reverse stock split). As the shares of preferred stock were in the money on the commitment dates, Salon therefore determined that the value of the beneficial conversion feature of the shares of preferred stock issued was $73 for the shares issued on July 27, 2006, $113 for the share issued on September 21, 2006 and $109 for the shares issued on

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

December 18, 2006. As the shares of preferred stock were immediately convertible to shares of common stock, Salon recorded a preferred deemed dividend of $109 for the three month period ended December 31, 2006 and a preferred deemed dividend of $295 for the nine month period ended December 31, 2006.

     The warrants issued have a three year life. In the event of a change in control within the exercise period, Salon will give the warrant holders thirty
(30) days advance notice of the effective date of such transaction, and to the extent the warrants have not been exercised in full by the effective date of such transaction, the warrants will terminate. The exercise price of the warrants may be adjusted downward in the event of certain subsequent Salon stock issuances.

     Following the above transactions and the 20:1 reverse stock split of November 15, 2006, the conversion rate and common equivalent shares of Salon's preferred stock is as follows as of December 31, 2006:

                                                        Per share
                                               ---------------------------       Common
                                  Shares         Purchase      Conversion      Equivalent
Preferred Stock                 Outstanding        Price          Rate           Shares
--------------------------    --------------   ------------   ------------   -------------
Series A                                683    $     4,000          1.968       1,388,185
Series B                                125    $     4,000          1.589         314,680
Series C                              6,582    $       800          0.800       6,582,000
Series D-1                              417    $     1,200          1.842         271,682
Series D-2                              417    $     1,200          2.168         230,769
Series D-3
   Issued on 12/21/05                   209    $     1,200          1.842         136,168
   Issued on 07/27/06                   208    $     1,200          2.431         102,677
Series D-4
   Issued on 07/27/06                    42    $     1,200          2.431          20,732
   Issued on 09/21/06                   333    $     1,200          1.694         235,852
   Issued on 12/18/06                    42    $     1,200          0.917          54,961
Series D-5                              125    $     1,200          0.917         163,576
                              --------------                                 -------------
Total                                 9,183                                     9,501,282
                              ==============                                 =============

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     Warrants outstanding as of December 31, 2006 that have been issued to holders of Series D preferred stock are as follows:

                                          Exercise         Warrant
                                            Price           Shares
                                         ----------       ----------
Series D-1                               $    2.695           22,161
Series D-2                               $    2.485           17,018
Series D-3
   Issued on 12/21/05                    $   10.352           20,225
   Issued on 07/27/06                    $    3.148           15,137
Series D-4
   Issued on 07/27/06                    $    3.148            3,056
   Issued on 09/21/06                    $    2.275           35,093
   Issued on 12/18/06                    $    1.495            8,244
Series D-5                               $    1.495           24,536


     The Purchase Agreement, as amended, and the Certificate of Designation of Preferences and Rights of the Series D preferred stock allows for the sale and issuance of an additional 292 shares of Series D preferred stock. Salon has issued 1,793 shares of Series D preferred stock to date.

     The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors. In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock, and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of December 31, 2006, no dividend has been declared to the holders of preferred stock.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     If, after initial preferential liquidation payments to the holders of Series A, B, C and D preferred stock, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and preferred stock, based on the shares of common stock then held by them and issuable upon conversion of the shares of preferred stock then held by them, until aggregate distributions per share reach $12,000 for the holders of Series A and B preferred stock, $2,400 for the holders of Series C Preferred Stock and $3,600 for the holders of Series D preferred stock. Salon has currently outstanding 683 shares of Series A preferred stock, 125 shares of Series B preferred stock, 6,582 shares of Series C preferred stock and 1,793 shares of Series D preferred stock. If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them. Based on information currently available, Salon estimates that preferred stockholders as a group own approximately 92% of the outstanding shares of common stock and common stock issuable upon conversion of the shares of preferred stock, all with voting rights.

Conversion of preferred stock:

     During the nine months ended December 31, 2006 and after considering the 20:1 reverse stock split of November 15, 2006, one shareholder converted 62 shares of Series A preferred stock to 124,536 shares of Salon's common stock and another stockholder converted 63 shares of Series A preferred stock to 126,545 shares of Salon's common stock. Salon did not receive any cash proceeds from these transactions.

8.   Subsequent Events

     On February 5, 2007, a warrant to purchase 30,000 shares of common stock was exercised for which Salon received $21 in cash that will be used for working capital and other general corporate purposes.

     On February 7, 2007, a warrant to purchase 15,000 shares of common stock was converted to 8,322 shares of common stock for which Salon did not receive any consideration under the net exercise provisions of the warrant. The converted warrant was held by WR Hambrecht + Co. Inc., of which William Hambrecht serves as its Chairman and Chief Executive Officer. William Hambrecht is the father of Salon's President and Chief Executive Officer. In addition, Salon's President and Chief Executive Officer has an ownership interest in WR Hambrecht + Co. Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This section and other parts of this Form 10-Q contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) that involve risks and uncertainties, including, but not limited to, statements regarding our strategy, plans, objectives, expectations, forecasts, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources. Although Salon Media Group, Inc. (Salon) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, Salon gives no assurance those plans, intentions or expectations will be achieved. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon's public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

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

Overview

     Salon is an Internet media company. The main entry and navigation point to Salon's ten subject-specific sections is Salon's home page at www.salon.com. The Website provides original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, food and wine, culture and entertainment. Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well, a user blogging program, a robust letters to the editor tool, a daily music download column Audiofile, and the Daou Report, an opinionated guide to the blogosphere.

     Salon believes that its original, award-winning content allows it to attract and retain users who are more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its Website a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online.

     Pursuant to the authority granted to the Board of Directors (the "Board") by the stockholders of Salon at its Annual Meeting of Stockholders held on October 20, 2005, the Board approved on November 14, 2006 a reverse stock split of the Company's authorized and outstanding shares of common stock at a ratio of 20:1. The reverse stock split was effective November 15, 2006, the date Salon's Certificate of Amendment of Restated Certificate of Incorporation was filed with the Delaware Secretary of State and Salon's stock trading symbol was changed to SLNM.OB from SALN.OB. Accordingly all issued and outstanding shares and per share amounts have been retroactively restated to reflect the reverse stock split.

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

     Advertising revenues, derived from the sale of promotional space on its Website, comprised 57% and 54% of Salon's revenues, respectively for the years ended March 31, 2006 and 2005. For the three and nine months ended December 31, 2006, advertising revenues comprised 80% and 71%, respectively, of Salon's revenues. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon's obligations typically include the guarantee of a minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run. To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable with an advertiser. If these "make good" impressions are not agreeable to an advertiser, no further revenue is recognized.

     Salon Premium, an online pay-for-content service, provides unrestricted access to Salon's content with no banners, pop-ups or site pass advertisements, and includes free magazine subscriptions, free access to Table Talk, an on-line forum, and the ability to easily download content in text or PDF format, a convenience that enables readers to view Salon's content when not connected to the Internet. The subscription duration for Salon Premium is generally one year. Revenue is recognized ratably over the subscription period. People who do not subscribe to Salon Premium can gain access to Salon's content after viewing some form of advertisement.

     Salon offers The Well as a monthly subscription service for access to on-line discussion forums. Revenue is recognized ratably over the subscription period.

Prepaid Advertising Rights

     In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings and received $11.8 million of advertising credits that were to be utilized for up to ten years. As the per share price of Salon's common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million. As of December 31, 2006, Salon has $5.2 million advertising credits resulting from the transaction, valued at $3.5 million for financial reporting purposes. The common stock sale agreement stipulates that the advertising credits be utilized through December 31, 2009. Salon therefore contemplates accelerating the use of these credits in future years.

Accounting for Stock-Based Awards

     Effective April 1, 2006, Salon adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore did not restate results for prior periods. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the statement of operations based on their fair values and vesting periods. Salon recognizes the fair value of its stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

     As a result of implementing SFAS 123R, Salon recognized stock-based expense of $169,000 during the nine months ended December 31, 2006. As of December 31, 2006, Salon had an aggregate of $828,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. Salon currently expects this stock compensation balance to be amortized as follows: $59,000 during the remainder of fiscal 2007; $236,000 during fiscal 2008; $236,000 during fiscal 2009; $224,000 during fiscal 2010; and $73,000 during fiscal 2011. The expected amortization reflects only outstanding stock awards as of December 31, 2006. Salon expects to continue to issue share-based awards to our employees in future periods.

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


Results of Operations for the Three and Nine Months Ended December 31, 2006 Compared To the Three and Nine Months Ended December 31, 2005

Net revenues:

     Net revenues increased 34% to $2.8 million for the three months ended December 31, 2006 from $2.1 million for the three months ended December 31, 2005. The revenue of $2.8 million for the quarter represents a record quarter for Salon, surpassing the former record of $2.6 million (after excluding barter advertising revenues of $0.5 million) recorded for the three months ended December 31, 1999. Net revenues increased 16% to $6.2 million for the nine months ended December 31, 2006 from $5.4 million for the nine months ended December 31, 2005.

     Advertising revenues increased to $2.2 million for the three months ended December 31, 2006 from $1.4 million for the three months ended December 31, 2005, an increase of 60%. The advertising revenues for the quarter ended December 31, 2006 neared Salon's record of $2.4 million (after excluding barter advertising revenues of $0.5 million) recorded for the three months ended December 31, 1999. Advertising revenues increased to $4.4 million for the nine months ended December 31, 2006 from $3.2 million for the nine months ended December 31, 2005, an increase of 39%. The increase in advertising revenues reflects an industry wide trend of corporations earmarking more funds for Internet advertising. Salon estimates that advertising revenues for the three months ending March 31, 2007 will be approximately $0.9 - $1.0 million.

     Salon Premium subscription revenues decreased to $0.4 million for the three months ended December 31, 2006 from $0.5 million for the three months ended December 31, 2005 and decreased to $1.2 million for the nine months ended December 31, 2006 from $1.6 million for the nine months ended December 31, 2005. The decline in this source of revenue reflects a continuing decline in subscriptions. Paid subscriptions to Salon Premium reached a peak as of December 31, 2004 of approximately 89,100, decreased to approximately 69,700 as of December 31, 2005 and decreased further to approximately 50,400 as of December 31, 2006. As of February 1, 2007 Salon had approximately 49,700 paid subscriptions to Salon Premium. Salon estimates that Premium subscriptions will continue to decline in the remainder of calendar year 2007.

     An important factor in increasing advertising revenues in future periods, including Salon's peak December 31 ending third quarter, is attracting more unique visitors to Salon's Website. Attracting more unique Website visitors is important to Salon as they generate page views, which in turn generate advertising impressions that are then sold to advertisers. Due to various factors, including concerted efforts to make Salon's content more accessible to readers by auto launching the site pass, a better optimized Website to facilitate appearing in search engine results, and marketing campaign with select Websites, the average number of unique Website visitors for the three months ended December 31, 2006 was 3.6 million, an increase of 56% from the three months ended December 31, 2005. Aiding the continued growth in unique visitors to Salon's Website is the continued migration of readers to the Internet from print newspapers.

     Salon has evaluated the balance between its subscription and advertising businesses and has been shifting emphasis toward advertising. Until recently, a Website visitor was given a choice of: (1) becoming a Salon Premium subscriber to avoid having to view advertisements on future visits to Salon's Website or
(2) viewing an advertisement to gain access to all of Salon's content. This strategy has been found to impede access to Salon's Website and our ability to generate advertising impressions. During the three months ended December 31, 2006, Salon changed its Site Pass model to automatically serve advertisements, enabling a Website visitor to gain a more seamless access to Salon's content. This change has produced an increase in the number of ad impressions that Salon can serve and improved Salon's potential to generate an even greater amount of advertising revenues, offsetting a drop in Salon Premium subscriptions that would normally be generated from the Site Pass and the minimal revenue they generate.

     Revenues from all other sources were $0.2 million and $0.6 million, respectively, for each of the three months and nine months ended December 31, 2006 and the three and nine months ended December 31, 2005. Salon estimates that all other sources of revenue for the three months ending March 31, 2007 will be approximately $0.2 million. Approximately half of this revenue is derived from The Well, an on-line discussion forum.

Production and content:

     Production and content expenses were $1.3 million for the three months ended December 31, 2006 compared to $1.2 million for the three months ended December 31, 2005, an increase of $0.1 million. The 11% increase is primarily from an increase in staff.

     Production and content expenses were $3.9 million for the nine months ended December 31, 2006 compared to $3.3 million for the nine months ended December 31, 2005, an increase of $0.6 million. The 18% increase is primarily from an increase in staff.

     Salon does not expect material changes to production and content expenditures in the near future.

Sales and marketing:

     Sales and marketing expenses were $0.6 million for the three months ended December 31, 2006 compared to $0.4 million for the three months ended December 31, 2005, an increase of $0.2 million.

The 44% increase primarily reflects commissions earned from the near record advertising sales for the quarter.

     Sales and marketing expenses were $1.3 million for the nine months ended December 31, 2006 compared to $1.1 million for the nine months ended December 31, 2005, an increase of $0.2 million. The 23% increase primarily reflects commissions earned in calendar year 2006.

     Salon expects sales and marketing expenditures of approximately $0.6 million for its quarter ending March 31, 2007.

Information technology support:

     Information technology support expenses were $217,000 for the three months ended December 31, 2006, comparable to the $146,000 incurred for the three months ended December 31, 2005.

     Information technology support expenses were $0.6 million for the nine months ended December 31, 2006 compared to $0.5 million for the nine months ended December 31, 2005, an increase of $0.1 million. The 25% increase primarily reflects the temporary retention of contractors to augment Salon's salaried staff.

     Salon does not anticipate material changes in future information technology support expenditures.

General and administrative:

     General and administrative expenses were $0.4 million for the three months ended December 31, 2006 compared to $0.3 million for the three months ended December 31, 2005, an increase of $0.1 million. The 42% increase is primarily attributable to hiring a Publisher in June 2006 with no comparable position in the prior year period.

     General and administrative expenses were $0.9 million for the nine months ended December 31, 2006 compared to $0.7 million for the nine months ended December 31, 2005, an increase of $0.2 million. The 34% increase is primarily attributable to hiring a Publisher in June 2006 with no comparable position in the prior year period and a raise awarded an officer in October 2005.

     Salon anticipates a slight decrease in general and administrative expenditures for its quarter ending March 31, 2007.

Preferred deemed dividend:

     On December 18, 2006, Salon sold 42 shares of Series D-4 preferred stock and 125 shares of Series D-5 preferred stock that are convertible to common stock at an effective price less than the fair market value of Salon's common stock on the commitment date. Salon valued the beneficial conversion feature of the preferred stock sold at $0.1 million. As the shares of preferred stock were immediately convertible, Salon recorded a $0.1 million non-cash preferred deemed dividend during its three month period ended December 31, 2006, representing the value of the beneficial conversion feature of the shares issued.

     In addition to the above transaction, on July 27, 2006 and September 21, 2006, Salon sold 208 shares of Series D-3 preferred stock and 375 shares of Series D-4 preferred stock that are convertible to common stock at an effective price less than the fair market value of Salon's common stock on the commitment dates. Salon valued the beneficial conversion feature of these shares of preferred stock at

$0.2 million. As the shares of preferred stock sold on July 27, 2006, September 21, 2006 and December 18, 2006, were immediately convertible, Salon recorded a total of $0.3 million non-cash preferred deemed dividend for the nine months ended December 31, 2006, representing the value of the beneficial conversion feature of the shares issued.

     On December 21, 2005, Salon sold 209 shares of Series D-3 preferred stock that are convertible to common stock at an effective price less than the fair market value of Salon's common stock on the commitment date. Salon valued the beneficial conversion feature of the preferred stock sold at $0.2 million. As the shares of preferred stock were immediately convertible, Salon recorded a $0.2 million non-cash preferred deemed dividend for its three and nine month periods ended December 31, 2005, representing the value of the beneficial conversion feature of the shares issued.

Liquidity and capital resources:

     As of December 31, 2006, Salon had approximately $0.5 million in cash. This amount reflects receiving $0.2 million from the issuance of 42 shares of Series D-4 preferred stock and 125 shares of Series D-5 preferred stock on December 18, 2006.

     Net cash used in operations was $1.5 million for the nine months ended December 31, 2006 compared to the use of $0.4 million for the nine months ended December 31, 2005. The principal use of cash during the nine months ended December 31, 2006 was to fund the $0.6 million net loss for the period and the $1.5 million increase in accounts receivable, offset by $0.4 million of non-cash charges. The principal use of cash during the nine months ended December 31, 2005 was to fund the $0.2 million net loss for the period and the $0.6 million increase in accounts receivable, offset by $0.4 million of non-cash charges. The accounts receivable, net as of December 31, 2006 of $2.0 million, representing primarily advertising sales during the quarter, is expected to be received within the next four months. No account receivable balance is delinquent as of this filing.

     Net cash used in investing activities was an immaterial amount during the nine months ended December 31, 2006 and for the nine months ended December 31, 2005.

     Net cash from financing activities provided $1.7 million, which includes $0.8 million from the exercise of warrants and $0.9 million from the issuance of 750 shares of preferred stock. The net cash from financing activities provided $0.3 million during the nine months ended December 31, 2005, most of which was from the issuance of 209 shares of preferred stock.

     Based on cash on hand as of December 31, 2006, forecasted trade receivable receipts, cash payments, advertising revenues of an estimated high of $7.7 million and total revenues of an estimated twelve-month period record high of $10.2 million, and currently planned expenditures, Salon estimates that its cash on hand will be sufficient to meet minimum operating needs through mid May 2007. From mid May 2007 through November 2007, Salon forecasts that it will not have sufficient cash to meet operating needs. If certain planned expenditures are delayed or eliminated, Salon estimates that it will have sufficient cash on hand to meet minimum operating needs also through mid May 2007, and insufficient cash thereafter through October 2007.

     The forecasted revenue amounts have never been attained by Salon in a prior twelve-month period. To facilitate Salon attaining its revenue goals, and in particular, its advertising revenue goals, Salon intends on hiring additional advertising sales staff. The need to augment this staff is hampered by the high demand for these individuals in the industry that Salon participates in. There is no certainty that Salon will be able to attain any of the above mentioned projected revenue amounts.

     Salon therefore will have to find buyers for its remaining 292 shares of authorized and unissued shares of Series D preferred stock in order to meet its cash needs, for which it could receive $350,400. The potential to raise additional working capital from the issuance of additional shares of currently authorized shares of Series D preferred stock is possible, but not certain. In addition, Salon may explore amending the "Securities Purchase Agreement", as amended to date, and the "Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock," (collectively, the Series D preferred stock) to allow for the sale of additional shares of Series D other than the 292 shares currently authorized and unissued as of this filing. There is no certainty that Salon will be able to amend these documents or sell any such additional shares.

     Salon has non-cancelable operating lease agreements for office spaces in San Francisco, CA, New York, NY and Washington, D.C. and to host its servers in San Francisco, CA. Salon has no capital leases as of December 31, 2006. Total future minimum rental payments under non-cancelable operating leases in effect at December 31, 2006 are as follows:

                                                       Operating
      Year Ending March 31,                              Leases
      ---------------------                        ----------------
               2007                                $        116,000
               2008                                         327,000
               2009                                         273,000
               2010                                          11,000
                                                   ----------------
                   Total lease payments            $        727,000
                                                   ================


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

     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132R," (SFAS 158). SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for fiscal years beginning after December 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 on Quantifying Financial Statement Misstatements (SAB 108). SAB 108 sets forth the SEC staff's views that registrants should quantify errors using both a balance sheet and an income statement approach, and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective the first fiscal year ending after November 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.


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

Changes in Internal Controls Over Financial Reporting

     In response to a material weakness identified in a prior period related to the valuation of the beneficial conversion feature from the issuance of shares of preferred stock, Salon has implemented the following internal controls over financial reporting:

     1. Added and delineated an additional layer to the preparation and review of similar transactions
     2.   Increased the level of training of its finance staff
     3.   Subscribed to a data base of generally accepted accounting principles

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

Salon's projected cash flows may not meet expectations

     Salon relies on cash projections to run its business and changes such projections as new information is made available or events occur. The most significant component of Salon's cash projections is cash to be generated from advertising sales and, to a lesser extent, cash to be generated from Salon Premium. Forecasting advertising revenues and resulting cash receipts for an extended period of time is problematic due to the short duration of most advertising sales. If projected cash inflows and outflows do not meet expectations, Salon's ability to continue as a going concern may be adversely affected.

     If Salon forecasts or experiences periods of limited, or diminishing cash resources, Salon may need to issue additional securities. There is no guarantee that Salon will be able to issue additional securities in future periods to meet cash needs and, if it is unable to raise additional cash, Salon's ability to continue as a going concern may be adversely affected.

Salon may issue additional preferred stock at effective prices lower than current common stock market prices that may result in non-cash charges to operations

     The Certificate of Designation and Preferences and Rights of the Series D Preferred Stock stipulates that the Series D conversion price will be equal to 70% of the average closing sales price of Salon's common stock for the thirty days prior to the date Salon provides notice to purchasers of its intent to sell additional shares of Series D preferred stock. Such a discount, and the time lag between the date of the notice and the date a transaction is consummated, may trigger a non-cash preferred deemed dividend charge. The sale of preferred stock on December 21, 2005 resulted in a non-cash preferred deemed dividend charge of $0.2 million. The sale of preferred stock on July 27, 2006, September 21, 2006 and December 18, 2006, resulted in non-cash preferred deemed dividend charges of a total of $0.3 million. Salon cannot predict to what extent it may incur future preferred deemed dividend charges, if any.

Salon has relied on related parties for significant investment capital

     Salon has been relying on cash infusions from related parties to fund operations. The related parties are primarily John Warnock, the Chairman of the Board and Director of Salon, and William Hambrecht. William Hambrecht is the father of Salon's President and Chief Executive Officer. During the nine months ended December 31, 2006, these related parties invested $0.9 million in Salon. Curtailment of cash investments by related parties could detrimentally impact Salon's cash availability and its ability to fund its operations.

Salon's principal stockholders can exercise a controlling influence over Salon's business affairs and they may make business decisions with which non-principal stockholders disagree that may affect the value of their investment

     Based on information available to Salon, the holders of Salon's Series A, B, C and D preferred stock collectively own approximately 92% of all voting securities. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 70% is held by former Directors and related parties, approximately 19% is controlled directly or indirectly by William Hambrecht and approximately 42% by Chairman and Director John Warnock. Therefore, related parties by themselves own a controlling interest in Salon.

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

Future sales of significant number of shares of Salon's common stock by principal stockholders could cause its stock price to decline

     Salon's preferred stockholders can convert their 9,183 shares of preferred stock to approximately 9.5 million shares of common stock, after considering the 20:1 reverse stock split effective November 15, 2006. As Salon's common stock is normally thinly traded, if these stockholders were to convert their shares of preferred stock to common stock and sell the resulting shares, the per share price of Salon's common stock may be adversely affected. For example, effective July 31, 2006, a Series A preferred stockholder converted 62 shares of Series A preferred stock to 124,536 shares of common stock, and shortly thereafter converted a warrant to 7,840 shares of common stock, for a total of 132,376 shares of common stock. Between July 31, 2006 and October 30, 2006, the shareholder sold approximately 84,460 of these shares, and during the same period of time, Salon's common stock dropped from $3.20 to $1.80 per share.

Salon's stock has been and will likely continue to be subjected to substantial price and volume fluctuations due to a number of factors, many of which will be beyond its control and may prevent its stockholders from reselling its common stock at a profit

     The securities markets have experienced significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, have and may continue to reduce the market price of its common stock, regardless of its operating performance. In addition, Salon's operating results could be below the expectations of public market analysts and investors, and in response, the market price of its common stock could decrease significantly.

Salon's preferred stockholders are entitled to potentially significant liquidation preferences of Salon's assets over common stockholders in the event of such an occurrence

     Salon's Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $22.1 million in potential sales proceeds as of December 31, 2006, which includes the effect of undeclared dividends of $3.0 million. If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $22.1 million of cash distributions, while the holders of common stock would receive none of this amount. If a liquidation event were to occur in excess of $22.1 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Salon's Site Pass advertising model may inhibit traffic to its Website, which would harm its revenues and business

     As a result of analyzing the traffic patterns to Salon's Website, Salon believes that its Site Pass advertising model, which Salon credits as instrumental in increasing advertising revenues, and driving memberships to Salon Premium, inhibits growth in traffic to its Website. Salon has adjusted its Site Pass advertising model to attract a wider audience and increase the number of advertising impressions it can sell. While a wider audience is intended to increase the supply of advertising impressions, and to introduce more potential members to Salon Premium, Salon cannot estimate when, or if, membership to Salon Premium will again increase or if it will be successful in adjusting its Site Pass to achieve desired results.

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

Salon Premium memberships have been declining and may continue to decline, adversely affecting revenues and available cash

     Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002. Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004. However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 50,400 as of December 31, 2006. If this decline were to continue, Salon's operations and available cash could be adversely affected.

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

Salon's technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website, reduced advertising revenues, or a loss of Salon Premium subscribers

     Salon is currently upgrading its technology to manage its Website and its Salon Premium program, and has recently completed redesigning its Website homepage. In addition, it is creating technology for new products that Salon hopes to launch during its next fiscal year. If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery and subscription management, its Website or subscription management systems may not operate properly, which could harm Salon's business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm Salon's business. Moreover, complex software products like its online publishing and subscription management systems frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

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

Salon's internally developed software and software platforms provided by a third party to manage Salon's subscription business might fail resulting in lost subscription income

     Salon's software to manage its subscription business was developed internally to interface with the software provided by a third party. The third party's software provides a gateway to authenticate credit card transactions. Even though Salon's system to manage its Salon Premium program is Payment Card Industry (PCI) compliant, if this system were to fail or not function as intended, credit card transactions might not be processed and Salon's cash resources and revenues would therefore be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     During the three months ended December 31, 2006, a warrant for 130,000 shares of common stock was converted to 18,424 shares of common stock for which Salon did not receive any consideration under the net exercise provision of the warrant. The warrant was converted by Wenner Media LLC. Jann Wenner, the Chairman and President of Wenner Media LLC served as a Director of Salon until February 2006.

Item 3. Default Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     At Salon's Annual Meeting of Stockholders held on November 17, 2006, the following individuals were elected to the Board of Directors as Class II directors:

                                  Votes For              Votes Withheld
                                  ---------              --------------
     Robert Ellis                180,104,910                  7,893
     David Talbot                180,078,261                 34,542

     Following the election of the Class II directors, George Hirsch, John Warnock and Deepak Desai continued to serve as Class I directors, and Elizabeth Hambrecht, Robert McKay and James Rosenfield continued to serve as Class III directors.

The following proposals were approved at the Annual Meeting of Stockholders:

                                       Affirmative   Negative    Votes      Not
                                          Votes        Votes    Withheld   Voted
                                       -----------   --------   --------   -----

     1.   Ratify the Appointment of
          Burr, Pilger & Mayer LLP
          as the Independent
          Registered Public
          Accountants of the Company
          for the Year Ending March
          31, 2007                    180,110,453        850      1,500       -

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits

(a)  Exhibits.

10.34 Salon Media Group, Inc. 2006 Non-Plan Stock Option Agreement with Christopher Neimeth dated as of December 7, 2006

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


                           SALON MEDIA GROUP, INC.



Dated:  February 13, 2007             /s/ Elizabeth Hambrecht
                                      -------------------------------------
                                      Elizabeth Hambrecht
                                      President and Chief Executive Officer



Dated:  February 13, 2007             /s/ Conrad Lowry
                                      -------------------------------------
                                      Conrad Lowry
                                      Chief Financial Officer and Secretary