Form 10-K
period 2007-03-31
SALON MEDIA GROUP INC
filed 2007-06-27
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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
Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,655,000 based on the closing sale price of the registrant’s common stock on September 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 11, 2007 was 1,939,572 shares.

FORM 10-K
SALON MEDIA GROUP, INC.

FORM 10-K
SALON MEDIA GROUP, INC.
INDEX - (continued)

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	90
SIGNATURES		99

PART I

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, Internet advertising market performance, subscription service plans, non-web opportunities and revenue sources. Although Salon Media Group, Inc. (Salon) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon’s public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Salon’s Future Results and Market Price of Stock." In this report, the words “anticipates,” “believes,” “expects,” “estimates,” “intends,” “future,” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1. Business

Overview

Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. On June 22, 1999, Salon had its initial public offering, with its common stock quoted on the NASDAQ National Market under the symbol SALN. Effective May 16, 2001, Salon adopted the name Salon Media Group, Inc. Due to Salon’s inability to meet the continued listing requirements of the NASDAQ Market, on November 21, 2002, Salon’s common stock began trading in the OTC (Over-The-Counter) Bulletin Board marketplace under the symbol SALN.OB. Pursuant to the authority granted to the Board of Directors (the “Board”) by the stockholders of Salon at its Annual Meeting of Stockholders held on October 20, 2005, on November 14, 2006 the Board approved a reverse stock split of Salon’s authorized and outstanding shares of common stock at a ratio of 20:1. The reverse stock split was effective November 15, 2006, the date Salon’s Certificate of Amendment of Restated Certificate of Incorporation was filed with the Delaware Secretary of State and Salon’s stock trading symbol was changed to SLNM.OB from SALN.OB.

Salon is an Internet publishing pioneer. Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment. Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well, and hosts some user blogs. In 2005, the site automated its “Letters to the Editor” feature so that readers can post their own comments to stories directly. During the year ended March 31, 2007, Salon added a daily blog by the independent blogger Glenn Greenwald, a weekly column by founding member Gary Kamiya, a weekly food feature "Eat and Drink," brought back culture writer Camille Paglia to do a monthly column, Literary Guide to the World, and a daily blog by Editor-in-Chief Joan Walsh. In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

The main entry and navigation point to Salon's ten primary subject-specific sections is Salon's home page at www.salon.com. Built around ten daily features - War Room, Audiofile, the Blog Report, King Kaufman’s Sports Daily, Since you Asked, Broadsheet, How the World Works, Video Dog and daily blogs by Glenn Greenwald and Joan Walsh, Salon provides a constantly updated array of news, features, interviews, columnists and blogs, including the following:

News & Politics
Salon News & Politics features breaking stories, investigative journalism and commentary, as well as interviews with newsmakers, politicians and pundits. News features Salon’s War Room, a daily politics blog by political writer Tim Grieve.

Opinion
Opinion features provocative commentary on timely issues, including daily blogs by Glenn Greenwald and Joan Walsh, and weekly columns by Gary Kamiya, Sidney Blumenthal, Joe Conason and Garrison Keillor. It also features the Blog Report, an opinionated guide to the blogosphere, and a monthly column by Camille Paglia.

Technology & Business
Technology & Business provides smart, opinionated coverage of Internet news and digital culture from today's best technology writers, along with in-depth features about the business world and the economy. It features Patrick Smith's regular Ask the Pilot column and Andrew Leonard’s How the World Works blog, and since March 31, 2007, added Machinist by Farhad Manjoo.

Arts & Entertainment
Arts & Entertainment stages music and television reviews and interviews. The section includes frequent television features, and Audiofile, a daily music download column. In 2006 the Website added Video Dog, a video blog comprised of user generated video clips, as well as regular podcasts. Anchored by television critic Heather Havrilesky.

Movie Page
Launched in May 2007, Salon’s Movie Page spotlights film reviews, especially critics’ picks, and provides readers an ability to check movie show times, buy tickets or rent DVDs. Features film critics Andrew O’Hehir and Stephanie Zacharek.

Life
Life features articles by thought-provoking writers about family life, motherhood and women's lives and issues, as well as the women’s news digest Broadsheet. Cary Tennis' popular advice column, Since You Asked, appears daily.

Books
Books includes ahead-of-the-curve daily book reviews and interviews with today's most interesting writers. Nationally renowned critics Laura Miller and Andrew O’Hehir anchor this site. During the year ended March 31, 2007, Salon launched the Literary Guide to the World which features books by geographical destinations.

Comics	The Comics section features the works of comic luminaries Tom Tomorrow, Ruben Bolling, Carol Lay and Keith Knight.

Sports	King Kaufman’s Sports Daily provides sports news and commentary with an edge.

Salon has two online communities, The Well and Table Talk, which allow users to discuss Salon content and interact with other users. The Well is a subscription member-only discussion community in which members use their real names to post and only members can view the postings had approximately 2,700 paying subscribers as of May 31, 2007. Table Talk is available to all Internet users.

Salon believes that its original, award-winning content allows Salon to attract and retain users who are more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its Website a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online. According to the Spring 2007 results from @Plan, an independent syndicated research firm, Salon’s user base has the following characteristics: (a) 60% are between the ages of 25 and 49, with an overall mean average of 45; (b) an average household income of $87,700; (c) 76% have earned a college degree; (d) 49% have professional or managerial positions; and (e) 85% are online every day.

Revenue Sources

No customer accounted for over 10% of either total revenue or advertising revenue for the years ended March 31, 2007, March 31, 2006, or March 31, 2005, which were as follows (in thousands):

	Year Ended March 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Advertising	$5,409	70%	$3,685	57%	$3,567	54%
Salon Premium	1,546	20%	2,036	31%	2,207	33%
All Other	793	10%	795	12%	854	13%
Total	$7,748	100%	$6,516	100%	$6,628	100%

Salon has generated Internet advertising revenues since its inception. To offset the precipitous drop in advertising revenues experienced in 2000 from the downturn in the economy, the company launched Salon Premium, a subscription service, in April 2001. Since that time, the market for Internet advertising has improved; according to the Interactive Adverting Bureau, from $9.6 billion in 2004 to $12.5 billion in 2005, and an estimated $16.8 billion in 2006. The market for Internet advertising is expected to continue to grow to over $80 billion by 2011 according to a report by Piper Jaffray & Co. Central to Salon’s strategy is to capitalize on the expected continued upsurge in Internet advertising.

An important factor in increasing advertising revenues in future periods, including Salon’s peak third quarter ending December 31, is attracting more unique visitors to Salon’s Website. Attracting more unique Website visitors is important to Salon as they generate page views, and each page view becomes a potential platform for serving advertisements. Ultimately, Salon charges advertisers for a set number of ad impressions viewed by a Website visitor. Due to various factors, including concerted efforts to make Salon’s content more accessible to readers by automatically launching its Site Pass advertisement, formatting content to maximize the potential for Salon’s content to show up in search engine results, and marketing campaigns with a select few Websites, the average number of unique monthly Website visitors for the year ended March 31, 2007 increased 43% to 3.3 million from the year ended March 31, 2006, and attained a record high of 4.4 million in March 2007. Aiding the continued growth in unique visitors to Salon’s Website is the general migration of readers to the Internet from print newspapers. The table in the following page reflects unique monthly visitors to Salon’s Website.

Salon has evaluated the balance between its subscription and advertising businesses and has shifted emphasis toward advertising. Until recently, a Website visitor was given a choice of: (1) becoming a Salon Premium subscriber to avoid having to view advertisements on future visits to Salon’s Website or (2) viewing an advertisement to gain access to all of Salon’s content. This strategy has been found to impede access to Salon’s Website and its ability to generate advertising impressions. During the quarter ended December 31, 2006, Salon changed its Site Pass model to automatically serve advertisements, enabling a Website visitor to gain more seamless access to Salon’s content. This change has produced an increase in the number of ad impressions that Salon can serve and improved Salon’s potential to generate an even greater amount of advertising revenues, offsetting a drop in Salon Premium subscriptions that traditionally were solicited from the Site Pass and the relatively smaller amount of revenue they generate.

Most advertising campaigns are of short duration, generally less than ninety days. Salon’s obligations may include a guaranteed minimum number of impressions, or views by Website visitors of an advertisement, a set number of “Site Pass” advertisements viewed by Website visitors or a set number of days that a Site Pass advertisement is to run. To the extent the minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable with an advertiser. If these “make good” amounts are not agreeable with an advertiser, no further revenue is recognized.

Generally, subscriptions to Salon Premium with no advertisement were $35 for an annual subscription through March 2007 and $45 thereafter. Benefits of Salon Premium include unrestricted access to Salon’s content with no banners, pop-ups or site pass advertisements, free magazine subscriptions, free access to the Table Talk on-line discussion forum, and the ability to download content in text or PDF format.

Salon Premium revenue is recognized ratably over the period that services are provided. For the year ended March 31, 2007, Salon received $1.5 million in cash and recognized $1.5 million of revenue for this service primarily from approximately 44,200 paid new and renewed one year subscriptions and from approximately 5,000 monthly subscriptions. For the year ended March 31, 2006, Salon received

$1.8 million in cash and recognized $2.0 million of revenue for this service primarily from approximately 58,700 paid new and renewed one year subscriptions and from approximately 3,900 monthly subscriptions. For the year ended March 31, 2005, Salon received $2.3 million in cash and recognized $2.2 million of revenue for this service primarily from approximately 79,100 paid new and renewed one year subscriptions and from approximately 5,000 monthly subscriptions.

Due to reader interest in Salon’s political coverage during the 2004 presidential campaign, which created opportunities to promote membership drives, either singly or in conjunction with third parties, Salon reached a peak of approximately 89,100 paid subscribers in December 2004. Since that time, paid subscriptions have continued to decline, to approximately 65,500 as of March 31, 2006 and declined further to approximately 47,200 as of March 31, 2007. The drop is expected to continue during the next year as Salon emphasizes advertising revenue over Salon Premium revenues as previously mentioned.

The other sources of revenue are primarily from The Well, an on-line discussion forum. Revenue is recognized ratably over the subscription period. The revenues recognized was $0.4 million for the year ended March 31, 2007 and $0.5 million each for the years ended March 31, 2006 and March 31, 2005. Salon generates nominal revenue from the licensing of content that previously appeared in Salon and for providing links to a third party’s Website. The third party’s Website offers personals/dating services.

Sales and Marketing

Salon has sales offices in New York City and San Francisco with ten active advertising sales employees as of March 31, 2007, of which five actively solicit orders. As of March 31, 2007, Salon has two employees associated with Salon Premium membership activities.

Salon incurred advertising expenses of $0.4 million, $0.3 million and $0.5 million for the years ended March 31, 2007, 2006, and 2005, respectively. These advertising expenses primarily represent non-cash expenses from the utilization of advertising credits which Salon acquired in January 2000 from the sale of common stock to Rainbow Media Holdings (“Rainbow”). During the year ended March 31, 2003, Rainbow transferred a portion of its obligation to provide Salon with advertising credits to NBC’s Bravo channel, while still retaining a portion of the overall obligation. The transfer occurred due to the sale by Cablevision, which owns Rainbow Media Holdings, of its Bravo channel to NBC. As of March 31, 2007, Salon has $4.8 million in advertising credits, of which approximately $2.9 million remain with Rainbow and approximately $1.9 million are with NBC, all of which will expire in December 2009. Since their acquisition, Salon has used the advertising credits for television advertisements which were determined to be ineffective in driving traffic to its Website. As a result, during the last quarter of its year ended March 31, 2007, Salon began using its NBC credits for banner type ads on NBC’s Websites, and contemplates using its remaining NBC credits in a similar fashion. Salon intends to utilize the NBC credits on a pro-rata basis during the remaining term of the agreement; however, it may test running ad units on a greater than pro-rata basis in the quarter ending June 30, 2007 to determine the effectiveness of greater volume of online ads. This greater than pro-rata usage is unlikely to continue after this test.

Salon has determined that running banner ads on Rainbow’s on-line properties will be ineffective in driving traffic to Salon’s Website. Salon has therefore been exploring utilization of this portion of the credits toward other marketing and promotional efforts before they expire and may not be successful in this endeavor. Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but here can be no absolute assurance as to any potential cash settlement.

Competition

Salon competes for advertising revenues with numerous Websites, with the 50 largest companies attracting an estimated 94% of all the advertising dollars according to a study by PricewaterhouseCoopers LLC and sponsored by the Interactive Advertising Bureau. These companies have Websites that include major portals such as Yahoo, major search engines such as Google and major online media publications such as CNN.com.

Salon competes with many Websites for subscribers. However, most other Websites charge subscribers for access to: (1) archived stories, such as the Washington Post; (2) financial news, such as The Wall Street on-line edition; or (3) product reviews, such as Consumer Reports. Salon feels that individuals subscribe to its Salon Premium service primarily to support Salon.

Salon’s Strategy

Continued focus on growing Salon’s audience

Increasing unique visitors to Salon’s Website and the resulting page views that serve as a platform for advertising impressions is key to Salon’s revenue growth. In addition to the revenue generated from advertising, an increase in unique visitors could increase revenue from subscriptions as each new visitor to Salon’s Website is a potential new subscriber to Salon Premium. As a result, audience growth will continue to be a primary business goal for Salon in FY08.

Salon’s strategy to grow its audience combines both editorial and business planning. In terms of editorial planning, Salon has continued to add new writers, and enhance or create new content areas for its readers. Highlights in FY07 included adding acclaimed politics blogger Glenn Greenwald, monthly columnist Camille Paglia, launching a Food & Wine section called “Eat & Drink”, as well as a daily blog authored by Editor-in-Chief, Joan Walsh. For FY08, we have planned the following editorial launches:

•
Primary Sources: Launched in May 2007, it presents original source materials that Salon’s reporters have come across in their research - reports released by Congress, and non-governmental organizations, and transcripts of Congressional testimony and press briefings.

•
Movies Review: Launched in May 2007, Salon's Movie Page spotlights film reviews, especially Salon’s critics' picks, and lets readers check movie show times, buy tickets or rent DVDs from third party providers.

•
Machinist - Inside tech: Gizmos, people and big ideas. Launched in June 2007, this daily blog/ weekly column reviews products, looks into the mysteries of innovation and progress, and explores the offbeat corners of tech culture online.

•
Politics 2008: Expected to be launched during the summer of 2007, Salon will collect growing coverage of Democratic and Republican presidential candidates - including articles, blog posts and videos - in one convenient location and provide readers with other election-related features.

•
Expanded video content: Anticipated to be launched during calendar year 2007 in partnership with a television company, a series of television news updates highlighting Salon stories and video blogging entries by Salon writers are to be shown on both the television channel and Salon’s Website. A second partnership with a web video producer, launched in May 2007, allows Salon to access its video library, while it also produces video clips around Salon writers who have speaking or other public engagements.

•
OpenSalon: Salon plans to develop a new service for its users allowing them to post user profiles; contribute blogs and other content; and collecting all their contributions to Salon, including Letters to the Editor, in one place.

In terms of business planning, Salon’s strategies to continue to grow its audience encompasses partnership formation to deliver Salon’s content to a broader audience, a search engine optimization plan, and an integrated marketing plan that includes mostly online advertising. In the last several years Salon has not allocated, and does not currently contemplate in its next fiscal year allocating any significant cash resources towards such efforts; however, Salon has formed and continues to form partnerships and alliances to deliver Salon’s award-winning, unique, and compelling content to a broader audience. Strategies to grow Salon’s audience include:

•
Structuring content to take advantage of search engine optimization (SEO). In December 2006, Salon initiated a relationship with a SEO agency to assess and apply techniques to make its content more available to search engines. In February 2007, Salon began implementing industry best practices, such as on-page optimization and a search friendly architecture to maximize the number of times that Salon’s content is included in search results, and will continue to apply search engine optimization through the remainder of the calendar year.

•
Continuing to implement a no Site-Pass required “Blogger Outreach” marketing program with key and influential bloggers to encourage more linkages from their Websites back to Salon’s Website. The rollout of this program began in February 2006, and has contributed a significant number of new readers to Salon’s Website since then.

•
Reinvigorating its marketing efforts that began in February 2007, with a coordinated advertising campaign that exchanges unsold Salon ad inventory, or utilizes Salon’s advertising credits with NBC, for print and online advertising space for a Salon awareness campaign. As part of this effort, Salon has or will run advertisements in print magazines, such as the Christian Science Monitor and the New Republic and, online on CNET, Nerve.com, iVillage, Bravotv and NBCsports.com, among others. As part of its online advertising campaign, Salon is using a “content widget,” which is a series of ad banners that display current Salon headlines. When clicked, these banners will direct users to recently published articles on Salon. Initial widgets will distribute Salon news headlines, but later versions will promote headlines from a single Salon section or contributor.

•
Continuing to take advantage of new distribution technology. In FY07, Salon implemented an RSS strategy, enabling the availability of many segments of its content through an RSS content feed. Using RSS, Salon’s content summaries are sent, or fed, directly to end users. Also, during the year, it added social networking buttons, building on the success of its “MyYahoo” button, such as “Digg It” and “Del.ioui.us” widgets to the site. During FY08, Salon will continue to look for new distribution technology, and has recently experimented with making Salon headlines available on Twitter and others.

•
Initiating content distribution programs. Salon is looking to syndicate its content to other Websites with audiences with distinct demographics, such as college portals and affinity sites. Also, Salon has forged several agreements to syndicate articles to mobile devices, including smart phones and other mobile readers.

Focus on advertising revenue opportunity while Premium subscriber base declines

Salon generates revenue from advertising on its Website as well as through subscribers who pay to read its content without ads. However, as Salon increased its number of readers to its Website, Salon has determined that if its advertising sales team can sell most of its inventory, it will be more profitable for Salon to drive its readers to its advertising supported Website rather than to a subscription, without-ads Website. Salon recognizes that its subscription model will continue to be preferred by a minority of its readers, and will therefore continue the subscription program, with emphasis on “Premium with ads” as a means of increasing potential ad impressions. Additionally, Salon will continue efforts to increase the average value per subscriber by bundling third-party services with subscriptions, and intends to offer other products and services to current subscribers.

Salon increased emphasis on advertising revenues during FY07 and will continue to do so in FY08. In FY08, Salon plans to increase the size of its sales team, focus on broadening its advertiser base to include luxury items, apparel, home furnishings and packaged goods, and intends to expand into other advertising categories as well.

Develop Web 2.0 site and additional interactive functionality to increase reader participation

As previously mentioned, Salon has plans to build out a user generated site, to be called OpenSalon. This site will be an extension to Salon’s highly popular “Letters to the Editor” function, which allows readers to react to a story and begin a conversation with both the writer and the audience who is reading the story. This site will be rolled out during the course of FY08.

Salon also plans to engage readers with Web 2.0 tools that enhance their experience on the main Salon Website. As an example, one social media application under development is the Sphere “widget,” a configurable pop-up feature activated by links embedded in articles on Salon.com. These widgets will contain links to related stories on Salon and on other sites. Sphere widgets contain ad inventory that Salon’s sales team will bundle with other advertising opportunities. This feature is not expected to generate significant revenue, but is likely to drive additional page views to archived content, increase the average time spent on our Website and streamline the editorial process by obviating the need to hand-select related stories.

Overall, social media applications will be more organically integrated into Salon’s content. A “share this article” link will expose users to a variety of single-click tools that permit content to be shared, tagged and distributed outside Salon’s domain.

Develop content partnerships

Salon believes it needs fresh content and new ideas to continue to attract readers to its Website. To this end, Salon has made efforts to initiate partnerships to create content particularly in areas where Salon does not have facilities or experience, such as video content. Additionally, Salon has made efforts to identify bloggers who might have a strong affinity with its readers, and who might be interested in moving their sites to Salon in order to gain a greater reach of readership, and to gain infrastructure support.

New Channels of Content Distribution

To meet the growing demand for mobile content, Salon has revamped its presence on AvantGo, the largest mobile content platform. Salon’s new AvantGo presence will be featured on the top level of the service’s Technology channel, one of its most popular feeds. Even though increased mobile usage is expected to generate minimal additional revenue, this channel is primarily an opportunity for Salon to extend its presence beyond a Web browser.

Infrastructure and Operations

Salon has created a flexible publishing structure that enables it to develop its content while responding quickly to news events and take advantage of the ease of distribution provided by the Internet. Salon content is deployed on its proprietary software platform and captured in a database for reuse in Web and other formats. In the last year, the content on Salon’s Website has been structured to facilitate being found by search engines, a key driver in increasing traffic to Salon’s Website. During the last two years, Salon has improved the look and feel of its Website to increase appeal to its audience and contemplates continued changes to its Website.

Salon’s Website is supported by a variety of servers using the Solaris and Linux operating systems. Salon’s top technical priority is the fast delivery of pages to its users. Salon’s systems are designed to handle traffic growth by balancing the amount of traffic among multiple servers. Salon relies on server redundancy to help achieve its goal of 24 hours, seven-days-a-week Website availability. Regular automated backups protect the integrity of Salon’s data. Salon servers are maintained at a third-party facility in San Francisco, in a building capable of withstanding a major earthquake. The third-party facility provides continuous monitoring of the servers.

Software to maintain and manage Salon Premium was created in-house and upgraded in 2003 and again during the year ended March 31, 2007.

Proprietary Rights

Salon’s success and ability to compete is dependent in part on the goodwill associated with its trademarks, trade names, service marks and other proprietary rights and on its ability to use U.S. laws to protect its intellectual property, including its original content, content provided by third parties, and content provided by columnists. Salon has a registered trademark on its name and is securing a registered trademark on its logo.

Salon owns the Internet address www.salon.com. Because www.salon.com is the address of the main home page to Salon’s Website and incorporates Salon’s company name, it is a vital part of Salon’s intellectual property assets. Salon does not have a registered trademark on the address, and therefore it may be difficult for Salon to prevent a third party from infringing its intellectual property rights to the address.

Employees

As of March 31, 2007, Salon has 64 full-time employees. Salon believes its employee relations are good. No employees of Salon are represented by a labor union or are subject to a collective bargaining agreement. Salon’s future success is highly dependent on the ability to attract, hire, retain and motivate qualified personnel.

ITEM 1A. Risk Factors

Factors That May Affect Salon’s Future Results and Market Price of Stock

Salon’s business faces significant risks. The risks described below may not be the only risks Salon faces. Additional risks that are not yet known or that are currently immaterial may also impair its business operations or have a negative impact on its stock price. If any of the events or circumstances described in the following risks actually occurs, its business, financial condition or results of operations could suffer, and the trading price of its common stock could decline.

Salon’s projected cash flows may not meet expectations

Salon relies on cash projections to run its business and changes such projections as new information is made available or events occur. The most significant component of Salon’s cash projections is cash to be generated from advertising sales and, to a lesser extent, cash to be generated from Salon Premium. Forecasting advertising revenues and resulting cash receipts for an extended period of time is problematic due to the short duration of most advertising sales. If projected cash inflows and outflows do not meet expectations, Salon’s ability to continue as a going concern may be adversely affected.

If Salon forecasts or experiences periods of limited, or diminishing cash resources, Salon may need to issue additional securities. There is no guarantee that Salon will be able to issue additional securities in future periods to meet cash needs and, if it is unable to raise additional cash, Salon’s ability to continue as a going concern may be adversely affected.

Salon may issue additional preferred stock at effective prices lower than current common stock market prices that may result in non-cash charges to operations

The Certificate of Designation and Preferences and Rights of the Series D Preferred Stock stipulates that the Series D conversion price will be equal to 70% of the average closing sales price of Salon’s common stock for the thirty days prior to the date Salon provides notice to purchasers of its intent to sell additional shares of Series D preferred stock. Such a discount, and the time lag between the date of the notice and the date a transaction is consummated, may trigger a non-cash preferred deemed dividend charge. The sale of preferred stock on December 21, 2005 resulted in a non-cash preferred deemed dividend charge of $0.2 million. The sale of preferred stock on July 27, 2006, September 21, 2006 and December 18, 2006, resulted in non-cash preferred deemed dividend charges of a total of $0.3 million. Salon cannot predict to what extent it may incur future preferred deemed dividend charges, if any, from the remaining 292 unissued shares of Series D preferred stock if they were to be issued.

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions from related parties to fund operations. The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht. William Hambrecht is the father of Salon’s President and Chief Executive Officer. During the year ended March 31, 2007, these related parties invested $0.9 million in Salon. In May 2007, John Warnock guaranteed an agreement between Salon and Deutsche Bank Securities, Inc. that will allow Salon to borrow up to $1.0 million at an interest rate of prime less 0.25%.

Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon’s cash availability and its ability to fund its operations.

Salon’s principal stockholders can exercise a controlling influence over Salon’s business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

Based on information available to Salon, the holders of Salon’s Series A, B, C and D preferred stock collectively own approximately 92% of all voting securities. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 70% is held by former Directors and related parties, approximately 19% is controlled directly or indirectly by William Hambrecht and approximately 42% by Chairman and Director John Warnock. Therefore, related parties by themselves own a controlling interest in Salon.

If these stockholders were to act together, they would be able to exercise control over all matters requiring approval by other stockholders, including the election of Directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of accelerating, delaying or preventing a change in control of Salon, which could cause Salon’s stock price to decline.

Future sales of significant number of shares of Salon’s common stock by principal stockholders could cause its stock price to decline

Salon’s preferred stockholders can convert their 9,183 shares of preferred stock to approximately 9.5 million shares of common stock. As Salon’s common stock is normally thinly traded, if these stockholders were to convert their shares of preferred stock to common stock and sell the resulting shares, the per share price of Salon’s common stock may be adversely affected. For example, effective July 31, 2006, a Series A preferred stockholder converted 62 shares of Series A preferred stock to 124,536 shares of common stock, and shortly thereafter converted a warrant to 7,840 shares of common stock, for a total of 132,376 shares of common stock. Between July 31, 2006 and October 30, 2006, the shareholder sold approximately 84,460 of these shares, and during the same period of time, Salon’s common stock dropped from $3.20 to $1.80 per share.

Salon may not be able to receive the full value of its advertising credits

As of March 31, 2007, Salon has $4.8 million of advertising credits for which it has valued at $3.3 million that expire on December 31, 2009. Of the $4.8 million, approximately $2.9 million are the obligation of Rainbow Media Holdings (“Rainbow”) and approximately $1.9 million are the obligation of NBC. Salon feels that it should be able fully utilize the credits with NBC before they expire and may not be able to fully utilize the credits that are the obligation of Rainbow. Salon is currently exploring ways of fully utilizing the Rainbow credits before they expire and may not be successful in this endeavor. Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but here can be no absolute assurance as to any potential cash settlement.

Salon’s stock has been and will likely continue to be subjected to substantial price and volume fluctuations due to a number of factors, many of which will be beyond its control and may prevent its stockholders from reselling its common stock at a profit

The securities markets have experienced significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, have and may continue to reduce the market price of its common stock, regardless of its operating performance. In addition, Salon’s operating results could be below the expectations of public market analysts and investors, and in response, the market price of its common stock could decrease significantly.

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $22.3 million in potential sales proceeds as of March 31, 2007, which includes the effect of undeclared dividends of $3.2 million. If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $22.3 million of cash distributions, while the holders of common stock would receive none of this amount. If a liquidation event were to occur in excess of $22.3 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

Salon has historically lacked significant revenues and has a history of losses

Salon has a history of significant losses and expects to incur a loss from operations, based on generally accepted accounting principals, for its fiscal year ending March 31, 2008 and potentially in future years. Once Salon attains profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

Burr, Pilger & Mayer LLP, Salon’s independent registered public accounting firm for the years ended March 31, 2005, March 31, 2006, and March 31, 2007, included a “going-concern” audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about Salon’s ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the “going-concern” opinions, Salon’s stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Salon Premium memberships have been declining and may continue to decline, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002. Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004. However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 47,200 as of March 31, 2007. Salon forecasts that these memberships will continue to decline to approximately 36,000 as of March 31, 2008. If the decline were to be in excess of anticipated amounts, Salon’s operations and available cash could be adversely affected.

Salon has depended on advertising sales for much of its revenues, and its inability to maintain or increase advertising revenues could harm its business

Maintaining or increasing Salon’s advertising revenues depends upon many factors, including whether it will be able to:

•	successfully sell and market its Website auto start Site Pass or other rich media advertisements;

•	entice non Salon Premium Website visitors to view and advertisers to sell new ad units and formats;

•	maintain a significant number of unique Website visitors and corresponding significant reach of Internet users;

•	maintain a significant number of sellable impressions generated from Website visitors available to advertisers;

•	successfully sell and market its network to advertisers;

•	increase the dollar amount of the advertising orders it receives;

•	increase awareness of the Salon brand;

•	improve the technology for serving advertising on its Website;

•	handle temporary high volume traffic spikes to its Website;

•	accurately measure the number and demographic characteristics of its users; and

•	attract and retain key sales personnel.

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

Hackers may attempt to penetrate Salon’s security system; online security breaches could harm its business

Consumer and supplier confidence in Salon’s Website depends on maintaining relevant security features. Security breaches also could damage its reputation and expose it to a risk of loss or litigation. Experienced programmers or “hackers” have successfully penetrated sectors of its systems and Salon expects that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate network security could misappropriate proprietary information or cause interruptions in its products and services, Salon may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, Salon may not have a timely remedy against a hacker who is able to penetrate its network security. Such security breaches could materially affect Salon. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose it to significant liability. Salon’s insurance policies may not be adequate to reimburse it for losses caused by security breaches. Salon also faces risks associated with security breaches affecting third parties with whom it has relationships.

With a volatile share price, Salon may be the target of securities litigation, which is costly and time-consuming to defend

In the past, following periods of market volatility in the price of a company’s securities, security holders have instituted class action litigation. Salon’s share price has in the past experienced price volatility, and may continue to do so in the future. Many companies have been subjected to this type of litigation. If the market value of its common stock experiences adverse fluctuations and it becomes involved in this type of litigation, regardless of the merits or outcome, Salon could incur substantial legal costs and its management’s attention could be diverted, causing its business, financial condition and operating results to suffer. To date, Salon has not been subjected to such litigation.

Salon’s quarterly operating results are volatile and may adversely affect its common stock price

Salon’s future revenues and operating results, both GAAP and non GAAP, are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside Salon’s control, and any of which could severely harm Salon’s business. These factors include:

•	Salon’s ability to attract and retain advertisers and subscribers;

•	Salon’s ability to attract and retain a large number of users;

•	the introduction of new Websites, services or products by Salon or by its competitors;

•	the timing and uncertainty of Salon’s advertising sales cycles;

•	the mix of advertisements sold by Salon or its competitors;

•	the economic and business cycle;

•	Salon’s ability to attract, integrate and retain qualified personnel;

•	technical difficulties or system downtime affecting the Internet generally or the operation of Salon’s Website; and

•	the amount and timing of operating costs.

Due to the factors noted above and the other risks discussed in this section, one should not rely on quarter-to-quarter comparisons of Salon’s results of operations as an indication of future performance. It is possible that some future periods’ results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of its common stock may decline.

The controversial content of Salon’s Website may limit its revenues

Salon’s Website contains, and will continue to contain, content that is politically and culturally controversial. As a result of this content, current and potential advertisers, potential Salon Premium subscribers, or third parties who contemplate aggregating content, may refuse to do business with Salon. Salon’s outspoken stance on political issues has and may continue to result in negative reactions from some users, commentators and other media outlets. From time to time, certain advocacy groups have successfully targeted Salon’s advertisers in an attempt to persuade such advertisers to cease doing business with Salon. These efforts may be a material impediment to Salon’s ability to grow and maintain advertising revenue.

Salon’s promotion of the Salon brand must be successful to attract and retain users as well as advertisers and strategic partners

The success of the Salon brand depends largely on its ability to provide high quality content and services. If Internet users do not perceive Salon’s existing content and services to be of high quality, or if Salon introduces new content and services or enters into new business ventures that are not favorably perceived by users, Salon may not be successful in promoting and maintaining the Salon brand. Any change in the focus of its operations creates a risk of diluting its brand, confusing consumers and decreasing the value of its user base to advertisers. If Salon is unable to maintain or grow the Salon brand, its business could be severely harmed.

Salon needs to hire, integrate and/or retain qualified personnel because these individuals are important to its growth

Salon’s success significantly depends on key personnel. In addition, because Salon’s users must perceive the content of Salon’s Website as having been created by credible and notable sources, Salon’s success also depends on the name recognition and reputation of its editorial staff. Due to Salon’s history of losses, Salon may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Salon may be unable to retain its current key employees or attract, integrate or retain other qualified employees in the future. If Salon does not succeed in attracting new personnel or retaining and motivating its current personnel, its business could be harmed.

Salon may expend significant resources to protect its intellectual property rights or to defend claims of infringement by third parties, and if Salon is not successful it may lose rights to use significant material or be required to pay significant fees

Salon’s success and ability to compete are significantly dependent on its proprietary content. Salon relies exclusively on copyright law to protect its content. While Salon actively takes steps to protect its proprietary rights, these steps may not be adequate to prevent the infringement or misappropriation of its content, which could severely harm its business. Salon also licenses content from various freelance providers and other third-party content providers. While Salon attempts to ensure that such content may be freely licensed to it, other parties may assert claims of infringement against it relating to such content.

Salon may need to obtain licenses from others to refine, develop, market and deliver new services. Salon may not be able to obtain any such licenses on commercially reasonable terms or at all or rights granted pursuant to any licenses may not be valid and enforceable.

In April 1999 Salon acquired the Internet address www.salon.com. Because www.salon.com is the address of the main home page to its Website and incorporates its company name, it is a vital part of its intellectual property assets. Salon does not have a registered trademark on the address, and therefore it may be difficult for it to prevent a third party from infringing on its intellectual property rights to the address. If Salon fails to adequately protect its rights to the Website address, or if a third party infringes its rights to the address, or otherwise dilutes the value of www.salon.com, its business could be harmed.

Salon’s technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website, reduced advertising revenues, or a loss of Salon Premium subscribers

Salon is constantly upgrading its technology to manage its Website and its Salon Premium program, and during the last year redesigned its Website homepage. In addition, it is creating technology for new products that Salon hopes to launch during its next fiscal year. If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery and subscription management, its Website or subscription management systems may not operate properly, which could harm Salon’s business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm Salon’s business. Moreover, complex software products such as its online publishing and subscription management systems frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

Salon relies on software, purchased from an independent supplier, to deliver and report some of its advertising, the failure of which could impair its business

Salon uses software, purchased from an independent supplier, to manage and measure the delivery of advertising on its Website. The software is essential to Salon whenever an advertiser does not stipulate ad serving from a third party such as Doubleclick. This type of software may fail to perform as expected. If this software malfunctions, advertisements may not be served correctly on its Website, or if the software does not accurately capture impression information, then Salon’s advertising revenues could be reduced, and its business could be harmed.

Salon may be held liable for content or third party links on its Website or content distributed to third parties

As a publisher and distributor of content over the Internet, including user-generated content, links to third party Websites that may be accessible through Salon.com, or content that includes links or references to a third party’s Website, Salon faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature, content or ownership of the material that is published on or distributed from its Website. These types of claims have been brought, sometimes successfully, against online services, Websites and print publications in the past. Other claims may be based on errors or false or misleading information provided on linked Websites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on links to sexually explicit Websites. Although Salon carries general liability and media insurance, its insurance may not be adequate to indemnify Salon for all liabilities imposed. Any liability that is not covered by its insurance or is in excess of its insurance coverage could severely harm its financial condition and business. Implementing measures to reduce its exposure to these forms of liability may require Salon to spend substantial resources and limit the attractiveness of Salon’s service to users.

Concerns about transactional security may hinder electronic commerce on Salon’s Website and may expose Salon to potential liability

A significant barrier to sale of subscriptions and electronic commerce is the secure transmission of confidential information over public networks. Any breach in Salon’s security could expose it to a risk of loss or litigation and possible liability. Salon relies on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in the capabilities of Internet hackers, or other developments, a compromise or breach of the algorithms Salon uses to protect customer transaction data may occur. A compromise of Salon’s security could severely harm its business. A party who is able to circumvent Salon’s security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of its Website.

Salon may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. Protection may not be available at a reasonable price or at all.

Salon’s internally developed software and software platforms provided by a third party to manage Salon’s subscription business might fail resulting in lost subscription income

Salon’s software to manage its subscription business was developed internally to interface with the software provided by a third party. The third party’s software provides a gateway to authenticate credit card transactions. Even though Salon’s system to manage its Salon Premium program is Payment Card Industry (PCI) compliant, if this system were to fail or not function as intended, credit card transactions might not be processed and Salon’s cash resources and revenues would therefore be harmed.

Salon’s systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

Substantially all of Salon’s communications hardware and computer hardware operations for its Website are in a facility in San Francisco, California that has been extensively retrofitted to withstand a major earthquake. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in its services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting Salon’s Website and could cause advertisers to terminate any agreements with Salon. In addition, Salon could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, Salon’s business could be harmed. Salon’s insurance policies may not adequately compensate it for losses that may occur due to any failures of or interruptions in its systems. Salon does not presently have a formal disaster recovery plan.

Salon’s Website must accommodate a high volume of traffic and deliver frequently updated information. It is possible that Salon will experience systems failures in the future and that such failures could harm its business. In addition, its users depend on Internet service providers, online service providers and other Website operators for access to its Website. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to its systems. Any of these system failures could harm its business.

Privacy concerns could impair Salon’s business

Salon has a policy against using personally identifiable information obtained from users of its Website and services without the user’s permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If Salon uses personal information without permission or in violation of its policy, Salon may face potential liability for invasion of privacy for compiling and providing information to its corporate customers and electronic commerce merchants. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Union, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, its business, financial condition and results of operations could be materially harmed.

Possible state sales and other taxes could adversely affect Salon’s results of operations

Salon does not collect sales or other taxes from individuals who sign up for Salon subscriptions. During the year ended March 31, 2003, the State of California audited Salon’s sales tax returns and found Salon in compliance with its filings and did not object to the fact that it did not collect sales tax on subscriptions. However, one or more other states may seek to impose sales tax collection obligations on out-of-state companies, including Salon, which engage in or facilitate electronic commerce. State and local governments have discussed and made proposals imposing taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could reduce Salon’s ability to derive revenue from electronic commerce. Moreover, if any state or foreign country were to assert successfully that Salon should collect sales or other taxes on the exchange of merchandise on its network or to tax revenue generated from Salon subscriptions, its financial results could be harmed.

Provisions in Delaware law and Salon’s charter, stock option agreements and offer letters to executive officers may prevent or delay a change of control

Salon is subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation’s assets unless:

•	the Board of Directors approved the transaction in which the stockholder acquired 15% or more of the corporation’s assets;

•
after the transaction in which the stockholder acquired 15% or more of the corporation’s assets, the stockholder owned at least 85% of the corporation’s outstanding voting stock, excluding shares owned by directors, officers and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•	on or after this date, the merger or sale is approved by the Board of Directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

A Delaware corporation may opt out of the Delaware anti-takeover laws if its certificate of incorporation or bylaws so provide. Salon has not opted out of the provisions of the anti-takeover laws. As such, these laws could prohibit or delay mergers or other takeover or change of control of Salon and may discourage attempts by other companies to acquire Salon.

Salon’s certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

•	Salon’s Board is classified into three classes of Directors as nearly equal in size as possible with staggered three year-terms; and

•	special meetings of the stockholders may be called only by the Chairman of the Board, the Chief Executive Officer or the Board of Directors.

These provisions may have the effect of delaying or preventing a change of control.

Salon’s certificate of incorporation and bylaws provide that it will indemnify officers and Directors against losses that they may incur in investigations and legal proceedings resulting from their services to Salon, which may include services in connection with takeover defense measures. These provisions may have the effect of preventing changes in Salon’s management.

In addition, an employment agreement with an executive officer provides for the payment of severance and acceleration of the vesting of options in the event of termination of the executive officer following a change of control of Salon. These provisions in offer letters could have the effect of discouraging potential takeover attempts.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Salon leases 8,623 square feet of office space at 101 Spear Street, San Francisco, California. Approximately two years remain on the lease, which terminates in February 2009.

Salon leases nominal office space at 41 East 11th Street, 11th Floor, New York, NY and at 3417 ½ M Street NW, Washington, DC. The lease for the New York office terminates on May 31, 2008. Salon also leases minimal space to host its servers with the lease expiring in September 2007.

Salon believes that its existing properties are in good condition and are suitable for the conduct of its business.

ITEM 3. Legal Proceedings

Salon is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

On June 22, 1999, Salon had its initial public offering, with its common stock quoted on the NASDAQ National Market under the symbol SALN. Due to Salon’s inability to meet the continued listing requirements of the NASDAQ Market, on November 21, 2002 Salon’s common stock instead began trading in the OTC (Over-The-Counter) Bulletin Board marketplace under the symbol SALN.OB. Pursuant to the authority granted to the Board of Directors (the “Board”) by the stockholders of Salon at its Annual Meeting of Stockholders held on October 20, 2005, on November 14, 2006 the Board approved a reverse stock split of Salon’s authorized and outstanding shares of common stock at a ratio of 20:1. The reverse stock split was effective November 15, 2006, the date Salon’s Certificate of Amendment of Restated Certificate of Incorporation was filed with the Delaware Secretary of State and Salon’s stock trading symbol was changed to SLNM.OB from SALN.OB. In the reverse stock split, each 20 outstanding shares common stock (“old common stock”) was automatically reduced into one share of new common stock. Holders of fractional interest in old common stock following the reverse stock split received cash in lieu of any fractional shares upon presentation for exchange of the old common stock.

Information with respect to the quarterly high and low sales prices for Salon’s common stock for its fiscal years 2007 and 2006, based on sales transactions reported by the OTC (Over-The-Counter) Bulletin Board and revised pursuant to the 20:1 reverse stock split, is provided below:

	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2007		March 31, 2006
For the quarter ended	High	Low	High	Low
June 30	5.80	3.20	6.00	3.00
September 30	3.60	1.40	4.00	2.60
December 31	2.55	0.90	10.20	2.20
March 31	2.45	1.20	11.00	3.60

There were 172 holders of record of Salon common stock as of June 11, 2007. This number was derived from Salon’s stockholder records, and does not include beneficial owners of Salon’s voting common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. The closing price of Salon’s common stock on June 11, 2007 was $1.40 per share.

Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

Salon has never repurchased any of its equity securities.

Equity Compensation Plan Information

The following table provides information about Salon’s common stock that may be issued upon the exercise of options, warrants and rights under all of Salon’s existing equity compensation plans as of March 31, 2007, including the Salon Internet, Inc. 1995 Stock Option Plan, the Salon Media Group, Inc. 2004 Stock Plan, the Salon Media Group, Inc. Non-Plan Stock Agreement and the 1999 Employee Stock Purchase Plan.

Plan category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation
			plans, excluding
			securities reflected in
			column (a)

	(a)	(b)	(c)

Equity compensation plans	2,080,040	$4.80	312,239
approved by security
holders

Equity compensation plans	125,000	$2.61	None
not approved by security
holders
Total	2,205,040	N/A	312,239

Equity Compensation Plans Not Approved by Security Holders

In February 2005, Salon entered into a Non-Plan Stock Agreement with its then Chairman, pursuant to which Salon granted such person non-qualified options to purchase 50,000 shares of common stock at an exercise price of $2.80 per share. Such option grant did not receive stockholder approval. 50% of the shares subject to the option vested on the date of grant and 50% of the shares subject to the option vested in February 2006.

In June 2006, Salon entered into a Non-Plan Stock Agreement with its Senior Vice President - Publisher, pursuant to which Salon granted such person non-qualified options to purchase 50,000 shares of common stock at an exercise price of $3.20 per share. Such option grant did not receive stockholder approval. 25% of the shares subject to the option vest after one year and 1/48th vest per month thereafter. In December 2006, Salon entered into another Non-Plan Stock Agreement with its Senior Vice President - Publisher, pursuant to which Salon granted such person non-qualified options to purchase 25,000 shares of common stock at an exercise price of $1.05 per share. Such option grant did not receive stockholder approval. 25% of the shares subject to the option vest after one year and 1/48th vest per month thereafter.

Stock Performance Graph

The line graph below compares the total stockholder return of Salon’s common stock with the cumulative total return of the NASDAQ Composite Index, a new peer group and an old peer group, for the five years ended March 31, 2007. The graph and table assume that $100 was invested on March 31, 2002 (the last day of trading for the fiscal year ended March 31, 2002) in each of Salon’s common stock, the NASDAQ Composite Index, the new peer group and the old peer group, and that all dividends were reinvested.

Companies in the New Self-Determined Peer Group:	Companies in Old Self-Determined Peer Group:
CNET Networks, Inc.	CNET Networks, Inc.
Planetout, Inc.	Planetout, Inc.
Thestreet.com Inc.	Thestreet.com Inc.
Audible Inc.	iVillage, Inc.
Answers Corporation	Realnetworks, Inc.
Quepasa Corporation	Valueclick, Inc.
Tucows Inc.	Yahoo, Inc.

ITEM 6. Selected Consolidated Financial Data

	Dollar amounts in thousands, except per share
Year Ended March 31,	2007	2006	2005	2004	2003

Net revenues	$7,748	$6,516	$6,628	$4,499	$4,003
Net loss (1)	$1,566	$1,122	$518	$6,046	$5,597
Net loss attributable to common
stockholders (2)	$1,861	$1,349	$358	$6,982	$5,678
Basic and diluted net loss per share
attributable to common
stockholders (3)	$1.10	$1.67	$0.50	$9.90	$8.15
Weighted average common shares
outstanding used in computing
per share amounts (thousands)(3)	1,692	809	720	705	697
Cash and cash equivalents	$829	$441	$686	$696	$162
Prepaid advertising rights	$3,267	$3,718	$3,970	$4,430	$5,480
Total assets	$5,605	$5,304	$6,069	$6,270	$7,590
Capital leases - long-term portion	$-	$-	$-	$-	$18
Total long-term liabilities (4)	$85	$120	$82	$2,621	$569

(1) The net loss for the year ended March 31, 2003 includes write-down of long-lived assets of $345 related to certain leasehold improvements.

(2) The net loss attributable to common stockholders for the year ended March 31, 2007 includes a preferred deemed dividend charge of $295 from the issuance of Series D preferred stock. The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction. The net loss attributable to common stockholders for the year ended March 31, 2006 includes a preferred deemed dividend charge of $227 from the issuance of Series D preferred stock. The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction. The net loss attributable to common stockholders for the fiscal year ended March 31, 2005 includes a net preferred deemed dividend benefit of $160 derived from a benefit of $470 from a decrease in value of warrants previously issued to preferred stockholders and a charge of $310 from the issuance of Series D-1 and D-2 preferred stock during the year. The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction. The net loss attributable to common stockholders for the fiscal year ended March 31, 2004 includes a preferred deemed dividend of $936 that included $361 resulting from the difference between the offering price of Salon’s Series C preferred stock and warrants sold in February 2004 and the deemed fair value of

Salon’s common stock on the date of the transaction and $575 from the change in value during the year ended March 31, 2004 of warrants issued to preferred stockholders.

(3) The share and per share results for the years other than March 31, 2007 reflect a reverse stock split effective as of November 15, 2006. In the reverse stock split, each 20 outstanding shares common stock (“old common stock”) was automatically reduced into one share of new common stock.

(4) From July 2003 through November 2004, Salon has had an insufficient number of authorized shares to satisfy all obligations under convertible instruments, warrant agreements and options. As a consequence, the value of warrants issued was classified as a long-term liability, with the fair value re-measured at each balance sheet period. The March 31, 2004 balance of $2,621 shown under long-term liabilities on the balance sheet represents such value and $354 was the value of the warrants as of March 31, 2003. In November 2004, Salon amended its Certificate of Incorporation, increasing the number of authorized shares from 50,000,000 to 600,000,000, thereby relieving the requirement for Salon to record the value of warrants as a long-term liability.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Salon is an Internet publishing pioneer. Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment. Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well, and hosts some user blogs. In 2005, the site automated its “Letters to the Editor” feature so that readers can post their own comments to stories directly. During the year ended March 31, 2007, Salon added a daily blog by the independent blogger Glenn Greenwald, a weekly column by founding member Gary Kamiya, a weekly food feature "Eat and Drink," brought back culture writer Camille Paglia to do a monthly column, Literary Guide to the World, and a daily blog by Editor-in-Chief Joan Walsh. In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

Sources of Revenue

The most significant portion of Salon’s revenues is derived from advertising from the sale of promotional space on its Website. The sale of promotional space is generally less than ninety days in duration. Advertising units sold include “rich media” streaming advertisements, as well as traditional banner and pop-up advertisements.

Salon also derives a significant portion of its revenues from its Salon Premium subscription program. Prior to March 2007, subscriptions to Salon Premium were generally $35 for one year with no ads, and during March 2007, the rate was increased to $45. Salon Premium revenue is recognized ratably over the period that services are provided. This source of revenue has been decreasing since Salon’s quarter ended December 31, 2004 when paid subscriptions peaked at approximately 89,100 and decreased to approximately 47,200 as of March 31, 2007. Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue.

Through March 31, 2004, Salon offered The Well and Table Talk online discussion forums as monthly subscription services. During the year ended March 31, 2005, Salon made access to Table Talk free to Salon Premium members. Revenue from the on-line discussion forums has been recognized ratably over the subscription period. Salon generates nominal revenue from the licensing of content that previously appeared in Salon’s Website and for hosting links to a third party’s personals/dating Website.

Expenses

Production and content expenses consist primarily of salaries and related expenses for Salon’s editorial, artistic, and production staff, online communities’ staff, payments to freelance writers and artists, bandwidth costs associated with serving pages and hosting our online communities on our Website, credit card transaction costs and ad serving costs.

Sales and marketing expenses consist primarily of salaries, commissions and related personnel costs, travel, and other costs associated with Salon’s sales force, business development efforts and its subscription service. It also includes advertising, promotional and the amortization of prepaid advertising rights.

Information technology support expenses consist primarily of salaries and related personnel costs associated with the development, testing and enhancement of Salon’s software to manage its Website, and to maintain and enhance the software utilized in managing Salon Premium, as well as supporting marketing and sales efforts.

General and administrative expenses consist primarily of salaries and related personnel costs, accounting and legal fees, and other fees associated with operating a publicly traded company.

On April 1, 2006 Salon adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires companies to expense their stock option awards. Salon adopted SFAS 123R using the modified prospective transition method and therefore did not restate results for prior periods. Salon’s expenses include stock-based expenses related to stock option grants to employees, non-employee Directors and consultants.

Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2007, Salon had an accumulated deficit of $92.8 million. These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuance of preferred stock, and from the issuance of convertible notes payable.

Burr, Pilger & Mayer LLP, Salon’s independent accountants for the years ended March 31, 2007, March 31, 2006 and March 31, 2005 have included a paragraph in their report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

Salon has not recorded a provision for federal or state income taxes since inception due to recurring operating losses. At March 31, 2007 Salon had net operating loss carryforwards of $65.7 million for federal income tax purposes that begin to expire in March 2016, and $33.1 million for California income tax purposes. As Salon has been incurring tax losses, $1.3 million of California net operation loss carryforwards expired as of March 31, 2007, and if Salon were to incur a tax loss for the year ending March 31, 2008, an additional $3.3 million operating loss carryforward will expire. Utilization of Salon’s net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California State provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets. The net valuation allowance increased $0.4 million during the year ended March 31, 2007 to $25.5 million. Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. These factors include Salon’s history of net losses since inception and expected near-term future losses.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Salon believes accounting policies and estimates related to revenue recognition and prepaid advertising rights are the most critical to Salon’s financial statements. Future results may differ from current estimates if different assumptions or conditions were to prevail.

Revenue Recognition

Salon recognizes revenues once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Revenues are recognized ratably in the period over which Salon’s obligations are fulfilled. Payments received before Salon’s obligations are fulfilled are classified as “Deferred revenue” in Salon’s consolidated balance sheet.

Advertising revenues, derived from the sale of promotional space on its Website, comprised 70%, 57% and 54% of Salon’s revenues, respectively for the years ended March 31, 2007, 2006 and 2005. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisement viewed, or a set number of days that a Site Pass advertisement will run. To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Salon Premium, a pay-for-online content service, provides unrestricted access to Salon’s content with no banners, pop-ups or site pass advertisements, and includes free magazine subscriptions, free access to Table Talk, an on-line forum, and the ability to download easily content in text or PDF format, a convenience that enables readers to view Salon’s content when not connected to the Internet. The subscription duration for Salon Premium is generally one year. Non Salon Premium subscribers can gain access to Salon’s content after viewing some form of advertisement.

Salon offers The Well as a monthly subscription service for access to on-line discussion forums. Revenue is recognized ratably over the subscription period.

Prepaid Advertising Rights

In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings (“Rainbow”) and received $11.8 million of advertising credits that were to be utilized by December 2009. As the per share price of Salon’s common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million. As of March 31, 2007, Salon has $4.8 million advertising credits resulting from the transaction, valued at $3.3 million for financial reporting purposes. Of the $4.8 million of advertising credits, approximately $2.9 million remain with Rainbow and approximately $1.9 million are with NBC. Salon believes that it should be able to utilize all the credits with NBC before they expire on December 31, 2009, but may not be able to fully utilize the credits that are the obligation of Rainbow. Salon is currently exploring ways of fully utilizing the Rainbow credits before they expire and may not be successful in this endeavor. Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but here can be no absolute assurance as to any potential cash settlement.

Goodwill

Salon has $0.2 million of goodwill remaining from a purchase in March 1999. This asset is tested for impairment at least annually and has been found not to be impaired.

Results of Operations

Fiscal Years Ended March 31, 2007 and 2006

Net Revenues

Salon’s net revenue increased 19% to $7.7 million in the year ended March 31, 2007 from $6.5 million in the year ended March 31, 2006.

Advertising revenues increased 47% to $5.4 million for the year ended March 31, 2007 from $3.7 million for the year ended March 31, 2006. The increase in advertising sales reflects an industry wide trend of corporations earmarking more funds for Internet advertising.

Salon Premium subscription revenues decreased by 24% to $1.5 million for the year ended March 31, 2007 from $2.0 million for the year ended March 31, 2006. The drop in Salon Premium revenues recognized for the year ended March 31, 2007 compared to the year ended March 31, 2006 is attributable to a substantial reduction in the number of new subscribers. Salon acquired approximately 44,200 paid one-year subscriptions for the year ended March 31, 2007 compared to approximately 58,700 for the year ended March 31, 2006. As a result, the number of paid subscribers decreased from approximately 65,500 at March 31, 2006 to approximately 47,200 at March 31, 2007. As of June 1, 2007, Salon had approximately 44,900 paid subscribers.

An important factor in increasing advertising revenues in future periods, including Salon’s peak third quarter ending December 31, is attracting more unique visitors to Salon’s Website. Attracting more unique Website visitors is important to Salon as they generate page views, and each page view becomes a potential platform for serving advertisements. Ultimately, Salon charges advertisers based on a set number of impressions viewed by a Website visitor. Due to various factors, including concerted efforts to make Salon’s content more accessible to readers by auto launching the site pass, a better optimized Website to facilitate appearance in search engine results, and marketing campaigns with select Websites, the average number of unique monthly Website visitors for the year ended March 31, 2007 increased 43% to 3.3 million from the year ended March 31, 2006, and attained a record high of 4.4 million in March 2007. Aiding the continued growth in unique visitors to Salon’s Website is the migration of readers to the Internet from print newspapers.

Salon has evaluated the balance between its subscription and advertising businesses and has shifted emphasis toward advertising. Until recently, a Website visitor was given a choice of: (1) becoming a Salon Premium subscriber to avoid having to view advertisements on Salon’s Website or (2) viewing an advertisement to gain access to all of Salon’s content. This strategy was found to impede access to Salon’s Website and its ability to generate advertising impressions. During the quarter ended December 31, 2006, Salon changed its Site Pass model to automatically serve advertisements, enabling a Website visitor to gain a more seamless access to Salon’s content. This change has produced an increase in the number of ad impressions that Salon can serve and improved Salon’s potential to generate an even greater amount of advertising revenues, offsetting a drop in Salon Premium subscriptions that traditionally were solicited from the Site Pass and the relatively small revenue they generate.

All other sources of revenue were $0.8 million each for the years ended March 31, 2007 and March 31, 2006. Approximately half of this revenue was derived from the Well, an online discussion forum.

Production and Content

Production and content expenses during the year ended March 31, 2007 were $5.2 million versus $4.5 million for the year ended March 31, 2006, an increase of $0.7 million. The 16% increase primarily reflects an increase in staff and benefit costs.

Sales and Marketing Expenses

Sales and marketing expenses during the year ended March 31, 2007 were $2.0 million versus $1.5 million for the year ended March 31, 2006, an increase of $0.5 million. The 31% increase primarily reflects utilizing an additional $0.2 million advertising credits this year compared to last year and a $0.2 million increase in commission expenses.

Information Technology Support Expenses

Information technology support expenses during the year ended March 31, 2007 were $0.8 million versus $0.7 million for the year ended March 31, 2006, an increase of $0.1 million. The 22% increase primarily reflects the temporary retention of contractors to augment Salon’s salaried staff.

General and Administrative Expenses

General and administrative expenses during the year ended March 31, 2007 were $1.3 million versus $1.0 million for the year ended March 31, 2006, an increase of $0.3 million. The 33% increase is primarily attributable to hiring a Publisher in June 2006 with no comparable position in the prior year period and a raise awarded an officer in October 2005.

Preferred Deemed Dividend

Salon sold 208 shares of Series D-3 preferred stock and 42 shares of Series D-4 preferred stock on July 27, 2006, 333 shares of Series D-4 preferred on September 21, 2006, and 42 shares of Series D-4 preferred stock and 125 shares of Series D-5 preferred stock on December 18, 2006. All the shares sold are convertible to common stock at an effective price less than the fair market value of Salon’s common stock on the commitment date of the respective transaction. Salon valued the beneficial conversion feature of these shares of preferred stock at $0.3 million. As the shares of preferred stock sold were immediately convertible, Salon recorded a total of $0.3 million non-cash preferred deemed dividend for the year ended March 31, 2007, representing the value of the beneficial conversion feature of the shares issued.

During the year ended March 31, 2006, Salon sold 209 shares of Series D-3 preferred stock that were convertible to common stock at an effective price less than the fair market value of Salon’s common stock on the commitment date. Salon valued the beneficial conversion feature of the preferred stock sold at $0.2 million. As the shares of preferred stock were immediately convertible, for its year ended March 31, 2006, Salon recorded a $0.2 million non-cash preferred deemed dividend, representing the value of the beneficial conversion feature of the shares issued.

Fiscal Years Ended March 31, 2006 and 2005

Net Revenues

Salon’s net revenue decreased 2% to $6.5 million in the year ended March 31, 2006 from $6.6 million in the year ended March 31, 2005.

Advertising revenues increased 3% to $3.7 million for the year ended March 31, 2006 from $3.6 million for the year ended March 31, 2005. The increase in advertising sales reflected an industry wide trend of corporations earmarking more funds for Internet advertising.

Salon Premium subscription revenues decreased by 8% to $2.0 million for the year ended March 31, 2006 from $2.2 million for the year ended March 31, 2005. The drop in Salon Premium revenues recognized for the year ended March 31, 2006 compared to the year ended March 31, 2005 is attributable to a substantial reduction in the number of new subscribers. Paid one year subscriptions were approximately 58,700 for the year ended March 31, 2006 compared to approximately 79,100 for the year ended March 31, 2005. The larger number of paid one year subscribers during the year ended March 31, 2005 was primarily attributable to capitalizing on reader interest in Salon’s political coverage during the 2004 election year, with no comparable event taking place in 2006. Paid one month subscriptions declined to approximately 3,900 for the year ended March 31, 2006 compared to approximately 5,000 for the year ended March 31, 2005. As a result of these factors, the number of paid subscribers decreased from approximately 84,500 at March 31, 2005 to approximately 65,500 at March 31, 2006.

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

Preferred Deemed Dividend

During the year ended March 31, 2006, Salon sold 209 shares of Series D-3 preferred stock that were convertible to common stock at an effective price less than the fair market value of Salon’s common stock on the commitment date. Salon valued the beneficial conversion feature of the preferred stock sold at $0.2 million. As the shares of preferred stock were immediately convertible, for its year ended March 31, 2006, Salon recorded a $0.2 million non-cash preferred deemed dividend, representing the value of the beneficial conversion feature of the shares issued.

The non-cash preferred deemed dividend benefit of $0.2 million for the year ended March 31, 2005 includes a benefit of $0.5 million from a decrease in value of warrants previously issued to preferred stockholders and a charge of $0.3 million from the issuance of Series D preferred stock during the year. During the year ended March 31, 2005, Salon sold 417 shares of Series D-1 and 417 shares of Series D-2 preferred stock at an effective price less than the fair market value of Salon’s common stock on the commitment dates. Salon valued the beneficial conversion feature of the preferred stock sold at $0.3 million. As the shares of preferred stock were all immediately convertible, for its year ended March 31, 2005, Salon recorded a $0.3 million non-cash preferred deemed dividend, representing the value of the beneficial conversion feature of the shares issued.

Liquidity and Capital Resources

Net cash used in operations was $1.2 million for the year ended March 31, 2007, $0.6 million for the year ended March 31, 2006, and $0.8 million for the year ended March 31, 2005. The principal use of cash during the year ended March 31, 2007 was to fund the $1.6 million net loss and reflects accounts receivable increasing by $0.5 million, less $0.8 million of non-cash charges. The principal use of cash during the year ended March 31, 2006 was to fund the $1.1 million net loss, less $0.5 million of non-cash charges, and a $0.2 million decrease in deferred revenue, all offset by a reduction of $0.2 million of accounts receivable, prepaid expenses and other current assets and other assets. The principal use of cash during the year ended March 31, 2005 was to fund the $0.5 million net loss, less non-cash charges of $0.5 million, a $0.3 million increase in accounts receivable and the $0.3 million decrease in accounts payable.

Net cash used in investing activities was immaterial for the years ended March 31, 2007 and March 31, 2006. Net cash used in investing activities was $0.2 million for the year ended March 31, 2005 to fund the acquisition of computer equipment, and for leasehold improvements.

For the year ended March 31, 2007, net cash provided from financing activities was $1.7 million, which includes $0.8 million from the exercise of warrants and $0.9 million from the issuance of 750 shares of preferred stock. For the year ended March 31, 2006, net cash provided from financing activities was $0.4 million from the issuance of Series D preferred stock, and the exercise of common stock options and warrants. For the year ended March 31, 2005, net cash from financing activities was $1.0 million primarily from the issuance of Series D preferred stock.

Salon, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at Salon’s request in such capacity. The term of the indemnification period is for the officer's, or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, Salon does have a Director and Officer Insurance Policy that limits Salon's exposure and enables Salon to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Salon believes the fair value of these indemnification agreements is minimal.

As of March 31, 2007, Salon has no outstanding capital leases and does not anticipate entering into similar debt instruments during its year ending March 31, 2008. The following summarizes Salon’s contractual obligations as of March 31, 2007, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	More than 3 Years
Operating leases	$783	$470	$313	$-
Total	$783	$470	$313	$-

Capital requirements

Salon has a history of significant losses and expects to incur a net loss from operations for its year ending March 31, 2008. Because of past losses, an anticipated loss next year and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for the years ended March 31, 2005, March 31, 2006 and March 31, 2007 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern. During the last three years, Salon has relied on cash from the issuance of preferred stock and from the exercise of warrants to meet its cash requirements. Based on current cash projections for next year, including $8.1 million of advertising revenues and $10.4 million of total revenues, Salon estimates it will require an additional $0.6 million cash inflow to meet operating needs. If planned revenues are less than expected, the cash shortfall may be higher.

Even though Salon received $0.8 million in cash this year from the exercise of warrants, it will likely not receive any cash from the exercise of warrants during the next year. In anticipation of the cash shortfall, Salon completed an agreement in May 2007 with Deutsche Bank Securities, Inc. that enables Salon to borrow up to $1.0 million in cash. The cash shortfall is expected to commence in June 2007 and continue through August 2007. Salon projects that it should be able to repay the borrowed amounts between January 2008 and February 2008 and have approximately $0.9 million of cash on hand as of March 31, 2008.

Off-Balance Sheet Arrangements

Salon has no off-balance sheet arrangements.

Reverse Stock Split

Pursuant to the authority granted to the Board of Directors (the “Board”) by the stockholders of Salon at its Annual Meeting of Stockholders held on October 20, 2005, the Board on November 14, 2006 approved a reverse stock split of Salon’s authorized and outstanding shares of common stock at a ratio of 20:1. The reverse stock split was effective November 15, 2006, the date Salon’s Certificate of Amendment of Restated Certificate of Incorporation was filed with the Delaware Secretary of State and Salon’s stock trading symbol was changed to SLNM.OB from SALN.OB.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Salon, who will adopt SFAS 157 as of April 1, 2007, does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158). SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for fiscal years ending after December 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115,” (SFAS 159). Under SFAS 159 entities will be permitted to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 is effective for fiscal years beginning after December 15, 2007 and allows for early adoption. Salon, who will adopt SFAS 159 as of April 1, 2007, does not believe its adoption of SFAS159 will have a material impact on its results of operations, financial position, or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. Subsequent to March 31, 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk. Salon feels that the risk of a rate increase is minimal, and that interest rates will decline a marginal amount during the year ending March 31, 2008. If rates were to increase or decrease, the effect on Salon would be minor as Salon contemplates having a cumulative $0.5 million of debt outstanding starting in June 2007 through February 2008. As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

ITEM 8. Consolidated Financial Statements and Supplementary Data

Page

Reports of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets as of March 31, 2007 and 2006	41

Consolidated Statements of Operations for the years ended March 31, 2007
2006, and 2005	42

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2007
2006, and 2005	43

Consolidated Statements of Cash Flows for the years ended March 31, 2007
2006, and 2005	44

Notes to Consolidated Financial Statements	45

Selected Quarterly Financial Data (unaudited)	65

Report of independent registered public accounting firm

To the Board of Directors and Stockholders
Salon Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Salon Media Group, Inc. and its subsidiaries (the “Company”) as of March 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salon Media Group, Inc. and its subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $92.8 million at March 31, 2007. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, on April 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payments” applying the modified prospective method.

/S/ Burr, Pilger & Mayer LLP
San Francisco, California
June 25, 2007

SALON MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$829	$441
Accounts receivable, net	1,007	502
Prepaid expenses and other current assets	53	184
Total current assets	1,889	1,127

Property and equipment, net	115	155
Prepaid advertising rights	3,267	3,718
Goodwill, net	200	200
Other assets	134	104
Total assets	$5,605	$5,304

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$762	$747
Deferred revenue	792	820
Total current liabilities	1,554	1,567

Other long-term liabilities	85	120

Total liabilities	1,639	1,687
Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 9,183 shares issued and outstanding at March 31, 2007 and 8,558 shares issued and outstanding at March 31, 2006
(aggregate liquidation preference of $22,344 at March 31, 2007 and
$21,655 at March 31, 2006)	-	-

Common stock, $0.001 par value, 30,000,000 shares authorized, 1,939,572 shares issued and outstanding at March 31, 2007 and 956,387 shares
issued and outstanding at March 31, 2006	2	1
Additional paid-in capital	96,788	94,619
Unearned compensation	-	(40)
Accumulated deficit	(92,824)	(90,963)
Total stockholders’ equity	3,966	3,617
Total liabilities and stockholders’ equity	$5,605	$5,304

See accompanying notes to Consolidated Financial Statements

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,
	2007	2006	2005

Net revenues	$7,748	$6,516	$6,628

Operating expenses:
Production and content	5,223	4,505	4,446
Sales and marketing	1,978	1,515	1,891
Information technology support	828	676	617
General and administrative	1,286	964	766
Total operating expenses	9,315	7,660	7,720

Loss from operations	(1,567)	(1,144)	(1,092)

Interest and other income	1	22	574
Net loss	(1,566)	(1,122)	(518)
Preferred deemed dividend	(295)	(227)	160
Net loss attributable to common stockholders	$(1,861)	$(1,349)	$(358)

Basic and diluted net loss per share attributable to
common stockholders	$(1.10)	$(1.67)	$(0.50)

Weighted average shares used in computing basic
and diluted net loss per share attributable
to common stockholders	1,692	809	720

See accompanying notes to Consolidated Financial Statements

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except Preferred Stock Shares)

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Unearned	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance, March 31, 2004	7,552	$-	708	$1	$90,654	$-	$(89,256)	$1,399

Shares issued under employee stock plans	-	-	20	-	55	-	-	55
Value of shares issued to settle amounts
owed a trade payable	-	-	21	-	42	-	-	42
Value of warrants issued	-	-	-	-	100	-	-	100
Series D convertible preferred stock and
common stock warrants issued for cash	834	-	-	-	1,207	-	(310)	897
Preferred deemed dividend from revaluation
of warrants issued to preferred stock holders	-	-	-	-	-	-	470	470
Extinguishment of warrant liability	-	-	-	-	1,707	-	-	1,707
Net loss	-	-	-	-	-	-	(518)	(518)

Balance, March 31, 2005	8,386	$-	749	$1	$93,765	$-	$(89,614)	$4,152

Shares issued under employee stock plans	-	-	26	-	73	-	-	73
Shares issued under warrant agreements	-	-	144	-	65	-	-	65
Value of warrants issued	-	-	-	-	55	-	-	55
Preferred stock converted to common stock	(37)	-	38	-	-	-	-	-
Share-based compensation	-	-	-	-	183	(40)	-	143
Series D convertible preferred stock and
common stock warrants issued for cash	209	-	-	-	251	-	-	251
Preferred deemed dividend on issuance of
Series D Convertible preferred stock	-	-	-	-	227	-	(227)	-
Net loss	-	-	-	-	-	-	(1,122)	(1,122)

Balance, March 31, 2006	8,558	$-	957	$1	$94,619	$(40)	$(90,963)	$3,617

Shares issued under employee stock plans	-	-	2	-	6	-	-	6
Shares issued under warrant agreements	-	-	730	1	778	-	-	779
Preferred stock converted to common stock	(125)	-	251	-	-	-	-	-
Series D convertible preferred stock and
common stock warrants issued for cash	750	-	-	-	900	-	-	900
Preferred deemed dividend on issuance of
Series D Convertible preferred stock	-	-	-	-	295	-	(295)	-
Share-based compensation	-	-	-	-	190	40	-	230
Net loss	-	-	-	-	-	-	(1,566)	(1,566)

Balance, March 31, 2007	9,183	$-	1,940	$2	$96,788	$-	$(92,824)	$3,966

See accompanying notes to Consolidated Financial Statements

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(1,566)	$(1,122)	$(518)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	230	143	-
Warrant re-valuation	-	-	(541)
Depreciation and amortization	89	143	495
Allowance for (recovery of) doubtful accounts	-	(1)	2
Operating lease incentives	-	-	65
Gain on issuance of common stock for trade payable	-	-	(25)
Prepaid advertising rights usage	451	252	460
Changes in assets and liabilities:
Accounts receivable	(505)	122	(319)
Prepaid expenses, other current assets and other assets	101	111	(130)
Accounts payable, accrued liabilities and other long-term liabilities	(21)	(3)	(254)
Deferred revenue	(28)	(227)	(60)
Net cash used in operating activities	(1,249)	(582)	(825)
Cash flows from investing activities:
Purchase of property and equipment	(48)	(52)	(217)
Net cash used in investing activities	(48)	(52)	(217)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	900	251	995
Proceeds from issuance of common stock, net	785	138	55
Principal payments under capital leases	-	-	(18)
Net cash provided by financing activities	1,685	389	1,032
Net increase (decrease) in cash and cash equivalents	388	(245)	(10)
Cash and cash equivalents at beginning of period	441	686	696
Cash and cash equivalents at end of period	$829	$441	$686

Amount paid for interest	$-	$-	$-
Amount paid for taxes	-	-	-
Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants in connection with agreements	$-	$55	$100
Preferred deemed dividend	295	227	(160)
Issuance of common stock for trade payable	-	-	42

See accompanying notes to Consolidated Financial Statements

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 1. The Company

Salon Media Group, Inc (“Salon”) is an Internet media company that produces a content Website with ten subject-specific sections, which includes two online communities. The Website also allows for audio downloads and video clips. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

Pursuant to the authority granted to the Board of Directors (the “Board”) by the stockholders of Salon at its Annual Meeting of Stockholders held on October 20, 2005, the Board on November 14, 2006 approved a reverse stock split of Salon’s authorized and outstanding shares of common stock at a ratio of 20:1. The reverse stock split was effective November 15, 2006, the date Salon’s Certificate of Amendment of Restated Certificate of Incorporation was filed with the Delaware Secretary of State and Salon’s stock trading symbol was changed to SLNM.OB from SALN.OB. Accordingly all issued and outstanding shares and per share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at March 31, 2007 of $92,824. In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2008. Because of past losses, an anticipated loss next year and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for the years ended March 31, 2005, March 31, 2006 and March 31, 2007 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern. During the last three years, Salon has relied on cash from the issuance of preferred stock and from the exercise of warrants to meet its cash requirements. Based on current cash projections for next year, including $8.1 million of advertising revenues and $10.4 million of total revenues, Salon estimates it will require an additional $0.6 million cash inflow to meet operating needs. If planned revenues are less than expected, the cash shortfall may be higher.

Even though Salon received $0.8 million in cash this year from the exercise of warrants, it will likely not receive any cash from the exercise of warrants during the next year. In anticipation of the cash shortfall, Salon completed an agreement in May 2007 with Deutsche Bank Securities, Inc. (see Note 3 “Borrowing Agreement”) that will enable Salon to borrow up to $1.0 million in cash. The cash shortfall is expected to commence in June 2007 and continue through August 2007. Salon projects that it should be able to repay the borrowed amounts between January 2008 and February 2008 and have approximately $0.9 million of cash on hand as of March 31, 2008.

Principles of consolidation

The consolidated financial statements include the accounts of Salon and its wholly owned subsidiaries, which are not active. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Segment and enterprise-wide reporting

Salon discloses segment enterprise-wide information in accordance with Statement of Financial Accounting Standard (SFAS) No.131 “Disclosures about Segments of Enterprises and Related Information.” Based upon definitions contained within SFAS No. 131, management has determined that Salon operates in one segment. In addition, virtually all revenues are in North America, and all of the long-lived assets are located within the United States.

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

Prepaid advertising rights

Prepaid advertising rights are carried at cost less accumulated amortization, with amortization commensurate to the usage of such rights, and expire on December 31, 2009. In the event that the rights are not fully utilized prior to their expiration, Salon has the right to receive cash for the unused value.

Goodwill

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

 Revenue recognition

Salon’s revenues are primarily from the sale of advertising space on its Website and the sale of subscriptions to individuals. Salon recognizes revenue once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Revenues are recognized ratably in the period over which Salon’s obligations are fulfilled. Payments received before Salon’s obligations are fulfilled are classified as “Deferred revenue” in Salon’s consolidated balance sheet.

Advertisement sales agreements are generally short-term agreements, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided, as long as no significant obligations remain at the end of the period. Salon’s obligations may include a fixed number of days that a Salon Site Pass advertisement is run, the guarantee of a minimum number of times that an advertisement appears in a page viewed by a visitor to Salon’s Website, or a set number of Site Pass advertisements viewed by a Website visitor. To the extent the minimum guaranteed amounts are not delivered, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are achieved, if mutually agreeable with an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Revenue from Salon’s subscription services from Salon Premium and The Well are recognized ratably over the subscription period. Salon Premium subscriptions are generally for one month or one year periods. Well subscriptions are generally only for one month.

 Advertising costs

Salon expenses advertising costs as they are incurred. Advertising expense was $448, $271, and $471, for the fiscal years ended March 31, 2007, 2006, and 2005.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources. There were no differences between the net loss for the years ended March 31, 2007, 2006 and 2005 and comprehensive loss for those periods.

Stock-based compensation

On April 1, 2006, Salon adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 - revised 2004, “Share Based Payment” (SFAS 123R), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Salon uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123. Prior to the adoption of SFAS 123R, Salon accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in Salon’s consolidated statement of operations, other than as related to non-employees, because the exercise price of its stock options granted to employees equaled the fair market value of the underlying stock at the date of grant. Salon recognizes compensation cost related to stock options granted prior to the adoption of SFAS 123R on an accelerated basis over the applicable vesting period using the methodology described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). Salon recognizes compensation cost related to options granted subsequent to the adoption of SFAS 123R on a straight-line basis over the applicable vesting period.

Salon utilized the modified prospective transition method, which requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on April 1, 2006, the first day of Salon’s 2007 fiscal year. The consolidated financial statements as of and for the year ended March 31, 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, Salon’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the year ended March 31, 2007 was $230, which consisted solely of stock-based compensation expense related to stock options. See Note 7: “Employee Stock Option Plan” to the financial statements for additional information.

As of March 31, 2007, the aggregate stock compensation remaining to be amortized to expenses was $771. Salon expects this stock compensation balance to be amortized as follows: $234 during fiscal 2008; $239 during fiscal 2009; $226 during fiscal 2010; and $72 during fiscal 2011. The expected amortization reflects only outstanding stock awards as of March 31, 2007.

No amounts were recorded relating to excess tax benefits from the exercise of stock-based compensation awards during the year ended March 31, 2007, and as a result there were no differences in net cash used in operating and financing activities due to the implementation of SFAS 123R.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Year Ended March 31,
	2007	2006	2005
Risk-free interest rates	4.47 - 4.97%	3.80 - 4.30%	3.40%
Expected lives (in years)	4	4	4
Expected volatility	107 - 129%	120%	120%
Dividend yield	0.0%	0.0%	0.0%

The expected term of the options of four years represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules and expectations of future employee behavior. For the year ended March 31, 2007, expected

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

stock price volatility is based on historical volatility of Salon’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the vesting period of the stock options, or four years. Salon has not paid dividends in the past.

The following table illustrates the effect on net loss and net loss per share if Salon had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the years ended March 31, 2006 and March 31, 2005:

	Year Ended March 31,
	2006	2005
Net loss attributable to common stockholders:
As reported	$(1,349)	$(358)
Add back: share-based employee compensation
expense included in reported net loss	-	-

Deduct: share-based employee compensation
expense determined under the fair value based method,
net of related tax	(2,321)	(1,390)
Pro forma net loss attributable to common stockholders	$(3,670)	$(1,748)

Basis and diluted net loss per share attributable to
common stockholders:
As reported	$(1.67)	$(0.50)
Pro forma	$(4.54)	$(2.43)

Net loss per share

Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Year Ended March 31,
	2007	2006	2005
Numerator:
Net loss attributable to common stockholders	$(1,861)	$(1,349)	$(358)

Denominator:
Weighted average shares used in
computing basic and diluted net loss per
share attributable to common stockholders	1,692,000	809,000	720,000

Basic and diluted net loss per share attributable
to common stockholders	$(1.10)	$(1.67)	$(0.50)

Antidilutive securities including options,
warrants and convertible preferred stock
not included in loss per share calculation	11,868,000	11,899,000	11,600,000

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Financial instruments

The carrying amounts of Salon’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. Fair value of capital lease obligations, if any, approximates carrying value since they bear interest at current market rates.

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

Concentrations of credit risk

Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral. Salon provides an allowance for credit losses that it periodically adjusts to reflect management’s expectations of future losses. No customer accounted for 10% or more of the total trade accounts receivable at March 31, 2007 and one customer accounted for 11% of total trade accounts receivable at March 31, 2006. No customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2007, 2006 and 2005 respectively.

Recent accounting pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Salon, who will adopt SFAS 157 as of April 1, 2007, does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158). SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for fiscal years ending after December 15, 2006. Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115,” (SFAS 159). Under SFAS 159 entities will be permitted to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 is effective for fiscal years beginning after December 15, 2007 and allows for early adoption. Salon, who will adopt SFAS 159 as of April 1, 2007, does not believe its adoption of SFAS159 will have a material impact on its results of operations, financial position, or cash flows.

Note 3. Borrowing Agreement

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that will allow Salon to borrow up to $1,000 at a rate of prime less 0.25%. The agreement is guaranteed in its entirety by Salon’s Chairman. Even though the agreement does not stipulate a termination date, Salon expects the agreement to terminate within one year, unless mutually agreed by Deutsche Bank Securities, Inc., Salon and Salon’s Chairman. Salon contemplates drawing $600 from the credit agreement between May 2007 and August 2007, and repaying such amounts between January 2007 and February 2008.

Note 4. Goodwill

In accordance with FASB No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill amortization was discontinued as of March 31, 2002. The carrying value of goodwill at March 31, 2007 and March 31, 2006 was $200 and has been found not to be impaired.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 5. Balance Sheet Components

	Year Ended March 31,
	2007	2006
Accounts receivable, net:
Accounts receivable	$1,037	$532
Less: allowance for doubtful accounts	(30)	(30)
	$1,007	$502

Prepaid expenses and other current assets
Receivable from employees (1)	$-	$48
Prepaid expenses	53	40
Short term deposits	-	96
	$53	$184
Property and equipment, net
Computer hardware and software	$1,277	$1,263
Leasehold improvements	67	67
Furniture and office equipment	243	242
	1,587	1,572
Less accumulated depreciation and amortization	(1,472)	(1,417)
	$115	$155

Other assets
Long-term deposits	$134	$104
	$134	$104

Accounts payable and accrued liabilities
Accounts payable	$269	$253
Salaries and wages payable	321	290
Accrued services	5	88
Reserve for claims	98	75
Other accrued expenses	69	41
	$762	$747

(1) Reflects loan outstanding to Salon’s former Chairman at an agreed 6.3% annual interest. During the year ended March 31, 2007, the loan was paid off in its entirety.

Depreciation expense for the years ended March 31, 2007, 2006 and 2005 was $89, $88, and $115 respectively.

Note 6. 401(k) Savings Plan

Salon’s 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms. Participants may contribute from 1% to 20% of compensation, subject to statutory limitations. Employer matching

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

contributions are discretionary based on a certain percentage of a participant’s contributions as determined by management of Salon. Salon has not made any discretionary contributions to the 401(k) Plan through March 31, 2007.

Note 7. Employee Stock Option Plan

Salon has two stock option plans approved by shareholders. The Salon Internet, Inc. 1995 Stock Option Plan (the 1995 Plan), which was terminated in November 2004, and the Salon Media Group, Inc. 2004 Stock Plan (the 2004 Plan) that was approved by Salon’s stockholders in November 2004. The 2004 Plan allows the issuance of incentive and nonstatutory options to employees and non-employees of Salon. In October 2005, Salon’s stockholders approved an amendment to the 2004 Plan to increase the maximum number of shares of common stock that may be issued under the plan by 800,000 to a total of 2,300,000.

Under the 2004 Plan, incentive and nonqualified stock options may be granted to officers, employees, Directors and consultants of Salon. Options generally vest over periods of four years. Options generally became exercisable as to 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48 per month). However, in the case of 1,045,500 options granted on February 7, 2005 and 382,050 options granted on May 16, 2005, half vested on the date of grant, and the remaining half vested on February 7, 2006. The exercise price of options is determined by the Board of Directors and is equal to the fair market value of the stock on the grant date. Generally, Salon’s options expire, if not exercised, ten years after the date of grant.

Salon has granted options pursuant to plans not approved by shareholders. These grants include an option to purchase 25,000 shares of common stock issued in December 2006 and an option to purchase 50,000 shares of common stock issued in June 2006, both granted to Salon’s Senior Vice President - Publisher, and an option to purchase 50,000 shares of common stock issued in February 2005 to Salon’s previous Chairman. At March 31, 2007 Salon had 312,000 shares of common stock authorized and available for grants under the 2004 Plan.

The following table summarizes activity under Salon’s plans for the year ended March 31, 2007:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2006	1,595,000	$6.00
Options granted under all plans	751,000	$1.86
Exercised	(2,000)	$2.80
Cancelled	(139,000)	$4.70
Outstanding at March 31, 2007	2,205,000	$4.67	$144,000
Exercisable at March 31, 2007	1,418,000	$6.15	-
Expected to vest	646,000	$2.17	$104,000

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.05 - $1.30	441,000	9.7	$1.07	-	$-
$2.00 - $2.80	1,120,000	7.8	$2.77	1,059,000	$2.79
$3.20 - $4.00	288,000	8.9	$3.27	16,000	$3.91
$5.20 - $7.40	321,000	7.9	$5.45	308,000	$5.37
$10.40 - $10.40	1,000	1.6	$10.40	1,000	$10.40
$27.60 - $40.00	13,000	3.4	$37.59	13,000	$37.59
$58.40 - $72.50	2,000	2.1	$59.11	2,000	$59.11
$101.25 - $105.00	2,000	2.6	$104.38	2,000	$104.38
$170.00 - $201.20	17,000	2.4	$193.45	17,000	$193.45
	2,205,000	8.2	$4.67	1,418,000	$6.15

The weighted average fair value per share of the stock option awards in the year ended March 31, 2007, 2006 and 2005 was $1.48, $3.82 and $2.20, respectively. The weighted average fair value of options vested during the year ended March 31, 2007 was $2.98 per share.

The total intrinsic value of options exercised during the year ended March 31, 2007 for which Salon received $5 in cash was $2.

Note 8. Employee Stock Purchase Plan

The Salon.com, Inc. 1999 Employee Stock Purchase Plan (the “ESPP”) was established to provide substantially all employees whose customary employment is more than 20 hours per week for more than five months in any calendar year, eligibility to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The purchase price of each share of stock to be acquired is established at the discretion of Salon’s Board of Directors, but in no event shall the price be set at the lesser of 85% of the fair market value of shares on either the first day or the last day of the designated payroll deduction period (the Offering Period), as chosen by the Board of Directors at its discretion, whichever is lower.

The ESPP operation was suspended on March 1, 2001.

Note 9. Commitments and Contingencies

Salon has a non-cancelable operating lease agreement for its office space in San Francisco, CA that expires in February 2009, for its office in Washington, D.C. that expires in June 2009, and to host its

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

servers in San Francisco, CA that expires in September 2007. In addition, Salon’s operating lease for its office space in New York, NY that was to expire in May 2007 was renewed to expire in May 2008. Rent expense under operating lease agreements was $470, $396, and $634 for the years ended March 31, 2007, 2006, and 2005 respectively.

Salon has no capital leases as of March 31, 2007. Total future minimum rental payments under non-cancelable operating leases in effect at March 31, 2007 are as follows:

Operating
Year Ending March 31,	Leases
2008	$470
2009	302
2010	11
Total lease payments	$783

Salon, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at Salon’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, Salon does have a Director and Officer Insurance Policy that limits Salon’s exposure and enables Salon to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Salon believes the fair value of these indemnification agreements is minimal.

Note 10. Income Taxes

Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurring operating losses. At March 31, 2007, Salon has net operating loss carry-forwards of $65,724 and $33,111 for Federal and California purposes, respectively, available to reduce future taxable income, if any. During the year ended March 31, 2007, $1,297 of California net operating loss carry-forwards expired and additional $3,271 is due to expire as of March 31, 2008, with the balance expiring over time thereafter if not utilized beforehand. The federal net operating loss carry-forwards begin to expire on March 31, 2016 if not utilized beforehand.

At March 31, 2007, Salon has research and development credit carry-forwards of $12 and $9 for Federal and California income tax purposes, respectively. The research and development credit carry-forwards expire beginning in the year 2011.

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

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31,
	2007	2006
Net operating losses	$24,278	$23,719
Other	1,177	1,309
Total deferred tax assets	25,455	25,028
Valuation allowance	(25,455)	(25,028)
Net deferred tax asset	$-	$-

Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets. The difference between Salon’s effective income tax rate and the federal statutory (34%) rate is as follows:

	Year Ended March 31,
	2007	2006	2005
Statutory tax benefit	$(633)	$(735)	$(122)
State taxes, net of federal benefit	(109)	(126)	(21)
Permanent differences	195	493	(244)
Other	120	97	(172)
Total	(427)	(271)	(559)
Change in valuation allowance	427	271	559
	$-	$-	$-

Note 11. Preferred Stock

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

On September 21, 2006 Salon issued 333 shares of Series D-4 preferred stock and warrants to purchase 701,872 shares of common stock for which it received $400 in cash. The warrants were issued at an exercise price of $0.115 per share, subject to adjustment. The investors included the father of Salon’s CEO and President and the Chairman of Salon. The financing was effected in accordance with Amendment No. 6 to the Securities Purchase Agreement dated as of September 21, 2006. All shares were sold at a price of $1,200 per share. The 333 shares of Series D-4 preferred stock were originally convertible into and had the voting rights of 4,679,156 shares of common stock, subject to adjustment. On November 15, 2006, Salon effected a reverse stock split in the ratio of 20:1. The issuance of preferred

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

stock on December 18, 2006, triggered anti-dilution provisions of the securities issued on September 21, 2006. As a result, and after considering the effect of the reverse stock split, (1) the warrants to purchase 701,872 shares of common stock at an exercise price of $0.115 per share, were adjusted to warrants to purchase 35,093 shares of common stock at an exercise price of $2.275 per share, and (2) the 333 shares of Series D-4 preferred stock are now convertible into, and have the voting rights of 235,852 shares of common stock.

On July 27, 2006 Salon issued 208 shares of Series D-3 preferred stock, 42 shares of Series D-4 preferred stock and issued warrants to purchase 363,879 shares of common stock for which it received $300 in cash. The warrants were issued at an exercise price of $0.161 per share, subject to adjustment. The investors included the father of Salon’s CEO and President and the Chairman of Salon. The financing was effected in accordance with Amendment No. 5 to the Securities Purchase Agreement dated as of July 27, 2006. All shares were sold at a price of $1,200 per share. The 208 shares of Series D-3 preferred stock were originally convertible into, and had the voting rights of 2,018,322 shares of common stock. The 42 shares of Series D-4 preferred stock were originally convertible into, and had the voting rights of 407,546 shares of common stock, subject to adjustment. On November 15, 2006, Salon effected a reverse stock split in the ratio of 20:1. The subsequent issuances of preferred stock triggered anti-dilution provisions of the securities issued on July 27, 2006. As a result, and after considering the effect of the reverse stock split, (1) the warrants to purchase 363,879 shares of common stock at an exercise price of $0.161 per share, were adjusted to warrants to purchase 18,193 shares of common stock at an exercise price of $3.148 per share, (2) the 208 shares of Series D-3 preferred stock are now convertible into, and have the voting rights of 102,677 shares of common stock, and (3) the 42 shares of Series D-4 preferred stock are now convertible into, and have the voting rights of 20,732 shares of common stock

The Certificate of Designation of Preferences and Rights of the Series D preferred stock stipulates that the conversion price to common stock be equal to 70% of the average closing price of Salon’s common stock for the thirty days prior to the date Salon provides notice to purchasers regarding the sale of shares of Series D preferred stock. As a result, (1) the issuance of preferred stock on December 18, 2006 was at an effective common stock per share price of $0.917 compared to a closing per share stock price on the date of the transaction of $1.30, (2) the issuance of preferred stock on September 21, 2006 was at an effective common stock per share price of $1.708 (as adjusted for the reverse stock split) compared to a closing per share stock price on the date of the transaction of $2.00 (as adjusted for the reverse stock split), and (3) the issuance of preferred stock on July 27, 2006 was at an effective common stock per share price of $2.473 (as adjusted for the reverse stock split) compared to a closing per share stock price on the date of the transaction of $2.80 (as adjusted for the reverse stock split). As the shares of preferred stock were in the money on the commitment dates, Salon therefore determined that the value of the beneficial conversion feature of the shares of preferred stock issued was $73 for the shares issued on July 27, 2006, $113 for the share issued on September 21, 2006 and $109 for the shares issued on December 18, 2006. As the shares of preferred stock were immediately convertible to shares of common stock, Salon recorded a preferred deemed dividend of $295 for the year ended March 31, 2007.

During the year ended March 31, 2005, Salon issued 417 shares of Series D-1 preferred stock and 417 shares of Series D-2 preferred stock and during the year ended March 31, 2006, issued 209 shares of Series D-3 preferred stock. All such shares issued were in the money on their respective commitment dates, and the non-detachable conversion feature was also effective on the commitment date. The value of the beneficial conversion feature was $310 for the shares issued during the year ended March 31, 2005 and $1,040 for the shares issued during the year ended March 31, 2006. As the proportional consideration

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

attributable to the shares issued during the year ended March 31, 2006 was $227 a limiting factor of $813 was applied, and the value of the beneficial conversion feature was therefore limited to $227 for the year ended March 31, 2006. As the proportional consideration attributable to the shares issued during the year ended March 31, 2005 was in excess of the value determined for the beneficial conversion feature, no such limiting factor was applicable that year. As a result, Salon recorded preferred deemed dividends, representing the value of the beneficial conversion feature, of $310 and $227 for the years ended March 31, 2005 and March 31, 2006, respectively. The preferred deemed dividend charge of $310 in conjunction with a benefit of $470 from a change in value of warrants issued to preferred stockholders, for a net benefit of $160, is reflected in the results of operations for the year ended March 31, 2005.

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

During the year ended March 31, 2007 and after considering the 20:1 reverse stock split of November 15, 2006, 62 shares of Series A preferred stock were converted to 124,536 shares of common stock and 63 shares of Series A preferred stock were converted to 126,545 shares of common stock. During the year ended March 31, 2006, one share of Series A preferred stock was converted to 2,008 shares of common stock and 36 shares of Series C preferred stock was converted to 36,000 shares of common stock. Salon did not receive any cash proceeds from these transactions.

Following the above transactions and the 20:1 reverse stock split of November 15, 2006, the conversion rate and common equivalent shares of Salon’s preferred stock is as follows as of March 31, 2007:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series A	683	$4,000	1.968	1,388,185
Series B	125	$4,000	1.589	314,680
Series C	6,582	$800	0.800	6,582,000
Series D-1	417	$1,200	1.842	271,682
Series D-2	417	$1,200	2.168	230,769
Series D-3
Issued on 12/21/05	209	$1,200	1.842	136,168
Issued on 07/27/06	208	$1,200	2.431	102,677
Series D-4
Issued on 07/27/06	42	$1,200	2.431	20,732
Issued on 09/21/06	333	$1,200	1.694	235,852
Issued on 12/18/06	42	$1,200	0.917	54,961
Series D-5	125	$1,200	0.917	163,576
Total	9,183			9,501,282

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

The Series A, B, C and D preferred stock conversion rate is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon stock issuances.

Warrants outstanding as of March 31, 2007 that have been issued to holders of Series D preferred stock are as follows:

	Exercise	Warrant
	Price	Shares
Series D-1	$2.695	22,161
Series D-2	$2.485	17,018
Series D-3
Issued on 12/21/05	$10.352	20,225
Issued on 07/27/06	$3.148	15,137
Series D-4
Issued on 07/27/06	$3.148	3,056
Issued on 09/21/06	$2.275	35,093
Issued on 12/18/06	$1.495	8,244
Series D-5	$1.495	24,536
		145,470

The exercise price of warrants issued in conjunction with the issuance of Series D are subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon warrant issuances.

The Purchase Agreement, as amended, and the Certificate of Designation of Preferences and Rights of the Series D preferred stock allows for the sale and issuance of an additional 292 shares of Series D preferred stock. Salon has issued 1,793 shares of Series D preferred stock to date.

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors. In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock, and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

annual rate of 8%. If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of March 31, 2007, no dividend has been declared to the holders of preferred stock.

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

If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them. Based on available information, Salon estimates that the holders of Series C preferred stock hold approximately 89% of this group of shareholders.

The holders of preferred stock are entitled to vote together with the holders of Salon’s common stock as though part of that class, and are entitled to vote on all matters and to that number of votes equal to the largest number of whole shares of common stock into which the shares of preferred stock could be converted. Preferred stockholders as a group own approximately 92% of the outstanding shares of common stock and common stock issuable upon conversion of the shares of preferred stock, all with voting rights.

The aggregate liquidation preferences of all preferred stockholders as of March 31, 2007 were $22,344 excluding the effect of undeclared dividends, and $21,655 including the effect of undeclared dividends. The aggregate liquidation preferences of all preferred stockholders as of March 31, 2006 were $19,247 excluding the effect of undeclared dividends, and $20,686 including the effect of undeclared dividends.

Neither the Series A, B, C or D preferred stock, the associated warrants, nor the underlying shares of common stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

Note 12. Warrants

During the year ended March 31, 2007, warrants to acquire 603,642 shares of common stock were exercised for which Salon received $779 in cash that was used for working capital and other general

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

corporate purposes, as follows:

				Exercise
Issue Date	Exercise Date	Warrant Holder	Warrant Shares	Price per share	Cash Received
08/09/01	06/22/06	Shea Ventures LLC	50,000	$2.188	$109
06/26/03	06/22/06	E&M RP Trust	15,000	$0.901	14
08/09/01	07/31/06	Stewart Carrell	2,400	$2.188	5
08/09/01	07/31/06	Arthur Bruno	1,200	$2.188	3
08/29/03	08/29/06	William E Mayer Holdings, Inc.	6,000	$0.690	4
02/10/04	02/05/07	Shea Ventures LLC	30,000	$0.690	21
		Total non-related parties	104,600		$156

04/10/03	04/05/06	John Warnock	15,000	$0.834	$13
04/29/03	04/05/06	John Warnock	15,000	$0.901	14
08/09/01	05/11/06	Sarah & William Hambrecht Foundation	30,000	$2.188	66
06/12/03	05/11/06	The Hambrecht 1980 Revocable Trust	7,500	$0.901	7
06/12/03	05/11/06	WR Hambrecht + Co LLC	7,500	$0.901	7
07/10/03	05/11/06	HAMCO Capital Corporation	7,500	$0.834	6
11/24/03	05/11/06	HAMCO Capital Corporation	7,500	$0.901	7
02/10/04	05/11/06	The Hambrecht 1980 Revocable Trust	15,000	$0.690	10
06/04/04	05/11/06	HAMCO Capital Corporation	4,064	$2.748	11
06/04/04	05/11/06	The Hambrecht 1980 Revocable Trust	14,129	$2.748	39
02/02/05	05/11/06	HAMCO Capital Corporation	1,718	$3.220	6
02/02/05	05/11/06	The Hambrecht 1980 Revocable Trust	15,381	$3.220	50
05/28/03	05/12/06	John Warnock	45,000	$0.901	41
07/10/03	05/12/06	John Warnock	15,000	$0.833	12
07/30/03	05/12/06	John Warnock	15,000	$0.690	10
08/29/03	05/12/06	John Warnock	15,000	$0.690	10
09/12/03	05/12/06	John Warnock	15,000	$0.901	13
09/29/03	05/12/06	John Warnock	15,000	$1.036	16
10/10/03	05/12/06	John Warnock	15,000	$0.901	13
10/30/03	05/12/06	John Warnock	15,000	$0.901	13
11/12/03	05/12/06	John Warnock	15,000	$0.969	15
11/24/03	05/12/06	John Warnock	15,000	$0.901	13
12/11/03	05/12/06	John Warnock	15,000	$0.901	13
12/30/03	05/12/06	John Warnock	75,000	$0.690	52
12/31/03	05/12/06	John Warnock	15,000	$0.690	10
08/09/01	06/29/06	John Warnock	50,000	$2.188	109
08/09/01	08/08/06	WR Hambrecht + Co LLC	20,000	$2.188	44
08/29/03	08/29/06	Eu Revocable Trust	3,750	$0.690	3
		Total related parties	499,042		$623

		Total exercised	603,642		$779
The related parties include:
1.	John Warnock, the Chairman and Director of Salon.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

2.	Salon’s CEO and President has an ownership interest in WR Hambrecht + Co. LLC. In addition, the Chairman and CEO of WR Hambrecht + Co LLC is the father of Salon’s CEO and President.
3.	The Hambrecht 1980 Revocable Trust, a trust of the father of Salon’s CEO and President.
4.	Sarah & William Hambrecht Foundation for which Salon’s CEO and President serves as a Director and has voting rights.
5.	HAMCO Capital Corporation, in which Salon’s CEO and President, and her father, each has an ownership interest therein.
6.	The Eu Revocable Trust is for the benefit of Salon’s CEO and President.

During the year ended March 31, 2007, warrants for 371,800 shares of common stock were converted to 126,462 shares of common stock for which Salon did not receive any consideration under the net exercise provisions of the warrants, as follows:

				Exercise
Issue Date	Exercise Date	Warrant Holder	Warrant Shares	Price per share	Converted Shares
07/10/03	06/05/06	Octavia, LLC	14,700	$0.834	11,096
08/09/01	07/31/06	Alacrity Tertiare LLC	10,000	$2.188	3,161
08/09/01	07/31/06	Thomas Dittmer Declaration Trust	24,800	$2.188	7,840
08/09/01	08/08/06	Constellation Venture Offshore	4,400	$2.188	1,390
08/09/01	08/08/06	Constellation Venture	20,800	$2.188	6,575
09/13/01	08/30/06	Octavia, LLC	24,800	$2.188	6,709
09/13/01	08/31/06	HVS Boxers, LLC	24,800	$2.188	6,709
09/13/01	09/05/06	Wasserstein Adelson Ventures	25,200	$2.188	6,817
12/10/03	12/06/06	Wenner Media LLC	130,000	$0.901	18,424
		Total non-related parties	279,500		68,721

04/10/03	04/04/06	Ironstone Group, Inc	15,000	$0.834	12,766
04/29/03	04/25/06	Ironstone Group, Inc	15,000	$0.901	12,183
10/06/03	05/11/06	Ironstone Group, Inc	15,000	$1.036	10,909
10/30/03	05/11/06	Ironstone Group, Inc	7,500	$0.901	5,721
08/09/01	08/09/06	McKay Investment Group	24,800	$2.188	7,840
02/10/04	02/07/07	WR Hambrecht + Co Inc.	15,000	$0.690	8,322
		Total related parties	92,300		57,741

		Total converted	371,800		126,462

The related parties include:
1.	William Hambrecht, the father of Salon’s CEO and President, has an ownership interest in Ironstone Group, Inc.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

2.	Salon’s CEO and President has an ownership interest in WR Hambrecht + Co. Inc. In addition, the Chairman and CEO of WR Hambrecht + Co Inc. is the father of Salon’s CEO and President.
3.	Robert McKay, a Director of Salon, is the managing partner of the McKay Investment Group.

The related parties in the prior table exclude Wenner Media LLC. Jann Wenner, the Chairman and President of Wenner Media LLC, served as a Director of Salon until February 2006.

During the year ended March 31, 2006, warrants to acquire 63,723 shares of common stock were exercised for which Salon received $65 in cash that was used for working capital and other general corporate purposes, as follows:

				Exercise
Issue Date	Exercise Date	Warrant Holder	Warrant Shares	Price per share	Cash Received
07/24/02	05/17/05	Arthur Bruno	80	$1.796	$-
07/24/02	05/17/05	Brian Dougherty	1,250	$1.796	2
12/18/02	11/28/05	Shea Ventures LLC	15,000	$0.901	13
		Total non-related parties	16,330		$15

07/24/02	05/24/05	John Warnock	4,967	$1.796	$9
07/24/02	07/20/05	Elaine McKay Family Partnership	2,921	$1.796	5
07/24/02	07/22/05	Sarah & William Hambrecht Foundation	2,005	$1.796	3
01/26/03	01/23/06	John Warnock	7,500	$0.901	7
03/18/03	01/23/06	John Warnock	15,000	$0.834	13
03/25/03	01/23/06	John Warnock	15,000	$0.834	13
		Total related parties	47,393		$50

		Total exercised	63,723		$65

The related parties include:
1.	John Warnock, the Chairman and Director of Salon.
2.	Robert McKay, a Director of Salon, is the managing partner of the Elaine McKay Family Partnership.
3.	Sarah & William Hambrecht Foundation for which Salon’s CEO and President serves as a Director and has voting rights.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

During the year ended March 31, 2006, warrants for 111,375 shares of common stock were converted to 80,179 shares of common stock for which Salon did not receive any consideration under the net exercise provisions of the warrants, as follows:
				Exercise
Issue Date	Exercise Date	Warrant Holder	Warrant Shares	Price per share	Converted Shares
07/24/02	04/06/05	Octavia, LLC	1,671	$1.796	1,093
08/09/01	05/12/05	Timken Living Trust	10,000	$2.188	5,623
07/24/02	05/12/05	Timken Living Trust	668	$1.796	428
07/24/02	05/12/05	J. F. Shea Inc.	3,342	$1.796	2,141
07/24/02	06/06/05	Richard Jeffrey	26	$1.796	14
07/24/02	07/19/05	Alicrity Management	668	$1.796	352
10/08/03	10/07/05	Michael O’Donnell	50,000	$1.000	32,142
		Total non-related parties	66,375		41,793

02/11/03	02/07/06	Ironstone Group, Inc	15,000	$0.901	13,122
03/12/03	03/07/06	Ironstone Group, Inc	15,000	$0.834	12,766
03/25/03	03/20/06	Ironstone Group, Inc	15,000	$0.834	12,498
		Total related parties	45,000		38,386

		Total converted	111,375		80,179

William Hambrecht, the father of Salon’s CEO and President, has an ownership interest in Ironstone Group, Inc. The related party total excludes Michael O’Donnell who served as CEO and President of Salon until October 2005.

Following the above transactions, and after considering warrants issued in conjunction with the issuance of preferred stock (see Footnote No.11) and expired warrants, Salon has warrants to purchase 161,310 shares of common stock outstanding as of March 31, 2007, as follows:

	Warrant	Exercise	Grant	Expiration
Warrant Holder	Shares	Price	Date	Date
John Warnock	20,129	$2.695	06/04/04	06/04/07
William E Mayer Holdings, Inc.	2,032	$2.695	06/04/04	06/04/07
John Warnock	17,018	$2.485	09/30/04	09/30/07
Michael Doyle	5,000	$7.200	02/09/06	02/09/08
Dotcom Ventures	1,568	$10.400	09/01/98	09/01/08
Adobe Systems, Inc.	7,058	$10.400	09/23/98	09/23/08
Nancy and Timothy Armstrong	20,225	$10.352	12/21/05	12/21/08
The Hambrecht 1980 Revocable Trust	9,097	$3.148	07/27/06	07/27/09
John Warnock	6,040	$3.148	07/27/06	07/27/09
John Warnock	3,056	$3.148	07/27/06	07/27/09
The Hambrecht 1980 Revocable Trust	17,599	$2.275	09/21/06	09/21/09
John Warnock	17,494	$2.275	09/21/06	09/21/09
Silicon Valley Bank	2,214	$0.862	10/17/02	10/17/09
John Warnock	8,244	$1.495	12/18/06	12/18/09
John Warnock	24,536	$1.495	12/18/06	12/18/09
	161,310

Selected Quarterly Financial Data (unaudited)
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007:
Net revenue	$1,545	$1,884	$2,765	$1,554
Gross margin	277	594	1,448	206
Net profit (loss) attributable to common stockholders	(525)	(535)	197	(998)
Basic net profit (loss) per share
attributable to common stockholders	(0.42)	(0.01)	0.10	(0.52)
Diluted net profit (loss) per share
attributable to common stockholders	(0.42)	(0.01)	0.02	(0.52)
Shares used in per share calculation
Basic	1,238	1,719	1,888	1,924
Diluted	1,238	1,719	11,243	1,924

2006:
Net revenue	$1,630	$1,654	$2,069	$1,163
Gross margin	577	614	886	(66)
Net loss attributable to
common stockholders	(116)	(160)	(132)	(941)
Basic and diluted net loss per share
attributable to common stockholders	(0.15)	(0.21)	(0.16)	(1.04)
Basic and diluted shares used in per share calculation	757	771	806	901

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, having addressed a material weakness related to the valuation of the beneficial conversion feature from the issuance of shares of preferred stock described below, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

In response to a material weakness identified in Salon’s Annual Report on Form 10-K/A filed on October 31, 2006 related to the valuation of the beneficial conversion feature from the issuance of shares of preferred stock, Salon has implemented the following internal controls over financial reporting:

1.	Added and delineated an additional layer to the preparation and review of similar transactions
2.	Increased the level of training of its finance staff
3.	Subscribed to a database of generally accepted accounting principles

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Salon’s executive officers and directors as of March 31, 2007 are as follows:

Name	Age	Position
Harvey Gamm	55	Senior Vice President - Sales
Elizabeth Hambrecht(3)	44	Chief Executive Officer and President, Director
Conrad Lowry	55	Chief Financial Officer and Secretary
Christopher Neimeth	37	Senior Vice President - Publisher
Joan Walsh	48	Editor-in-Chief

Deepak Desai (1,4,6)	48	Director
Robert Ellis (2,4)	71	Director
George Hirsch(1,4)	72	Director
Robert McKay(3)	43	Director
James Rosenfield (3,5)	78	Director
David Talbot(2,7)	55	Director
John Warnock(1,5,7)	66	Chairman of the Board, Director

(1)	Class I director whose term expires at the 2008 Annual Meeting of Stockholders
(2)	Class II director whose term expires at the 2009 Annual Meeting of Stockholders
(3)	Class III director whose term expires at the next Annual Meeting of Stockholders
(4)	Member of Audit Committee
(5)	Member of Compensation Committee
(6)	Audit Committee financial expert
(7)	David Talbot served as Chairman of the Board until December 2006, where upon John Warnock was appointed Chairman of the Board

Harvey Gamm was appointed Senior Vice President - Sales in February 2007. Mr. Gamm, who joined Salon in June 2003 as its Eastern Regional Sales Manager, has held various sales positions with Salon, including Vice President of Sales since May 2006. From July 2001 to May 2003, he was President of Barter Consulting. From January 1995 to March 2001 he held various sales and management positions with Active Media, including its Vice President - Division Sales. Mr. Gamm holds a Bachelor of Arts degree in Economics from Queens College.

Elizabeth Hambrecht has served as Salon’s Chief Executive Officer since February 2005 and Salon’s President since October 2003. From May 2003 through February 2005 she also served as Salon’s Chief Financial Officer and Secretary. From 1999 to March 2003, she was co-founder and Director of Asiacontent.com, an online media company focused on Asian markets. From 1997 to 2000 she was co-founder, Chief Financial Officer and Director of Boom.com, a Hong Kong-based online stock trading company. From 1992 to 1995 she was Executive Director at Goldman Sachs (Hong Kong) Ltd. From 1987 to 1992 she was Assistant Director at Barings Securities (Hong Kong) Ltd. Ms Hambrecht holds a Bachelor of Arts degree in History from Vassar College. She sits on the Board of Trustees of the San Francisco Friends School, and Northern California Public Broadcasting, a public broadcast company for Northern California.

Joan Walsh was appointed Editor-in-Chief in February 2005. From November 2004 through February 2005, she held the position of Senior Vice President - Editorial Operations. From November 2003 to November 2004, she served as Vice President Co-Managing Editor. From October 1999 to November 2003, she served as Vice President of News. Ms. Walsh served as Salon’s News Editor from October 1998 to October 1999. Prior to joining Salon, Ms. Walsh was a freelance writer for approximately ten years and was a consultant to national and regional foundations including the Rockefeller Foundation, the Annie E Casey Foundation and the James Irvine Foundation. Ms. Walsh is currently a Board member of PolicyLink, a research and advocacy group. Ms. Walsh holds a Bachelor of Arts in History from the University of Wisconsin.

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

Christopher Neimeth was appointed Senior Vice President - Publisher in June 2006. Prior to joining Salon, he served as President, IAC Partner Marketing from August 2004 through October 2005 of InterActive Corporation. From March 2001 through August 2004 he served as Executive Vice President, National Sales of Ticketmaster, a wholly owned subsidiary of InterActive Corporation. From December 1999 through December 2000 he served as President and Chief Executive Officer of Real Media, Inc. From September 1999 through November 1999 he served as Senior Vice President, Business Development and Strategic Planning and from September 1995 through September 1999 he served as Group Vice President of The New York Times Digital. Mr. Neimeth holds a Bachelor of Arts degree in Anthropology from Hamilton College.

Deepak Desai has served as a Director of Salon since September 2004.   He joined GlobalEnglish Corporation in June 2002 as its Chief Financial Officer and in December 2005 was appointed its President and Chief Executive Officer.  From December 2001 to May 2002, Mr. Desai was the interim Chief Financial Officer for Pointcross, Inc., and from July 2001 to October 2001, he was the interim Co-Chief Executive Officer of Yesasia.com Ltd.  From August 1999 to June 2001, Mr. Desai was the Chief Financial Officer of Asiacontent.com Ltd.  From July 1987 to July 1999, Mr. Desai held various positions with Time Warner, Inc., including General Manager and Chief Financial Officer with Time Life Asia, Associate Business Manager, Financial Manager and Assistant Business Manager with Time Inc. and Senior Auditor with Time Warner Inc.  Mr. Desai is a Certified Public Accountant, received a Bachelor of Commerce in Accounting from the University of Bombay, India and an M.B.A. with a Finance emphasis from the Wharton School of Business of the University of Pennsylvania.

Robert Ellis has served as a Director of Salon since August 2001. He is an advisor, investor, and director of Internet companies. He currently serves on the board of VerticalResponse.com From 1997 through 1999, he was the publisher, board member and early investor of XOOM.com (XMCM) that was merged with the National Broadcasting Company, Inc.’s Internet properties. He formerly served as President of eNature.com, a nature content site on the web. In 1996, he founded and produced Bonjour Paris, a travel destination site in France featured on America Online. Prior to that, he founded and owned Compact Publishing, for which he developed the Time Almanac with Time Magazine. He formerly was a correspondent for Time Magazine. Mr. Ellis holds an M.A. degree in History from the University of Chicago and a B. A. in Philosophy from Yale University.

George Hirsch has served as a Director of Salon since April 2003. Mr. Hirsch is the Chairman of the Board of the U.S. subsidiary of La Cucina Italiana magazine. From 1978 to 1987, he was the founding publisher and president of The Runner magazine at which time it was merged into Runner's World. From 1987 until his retirement in 2004, he held various positions with Rodale, Inc., including Worldwide Publisher of Runner’s World, Publishing Director of Men’s Health, and Director of International Magazines. In 1973, he was founding publisher of New Times magazine and served as its President through 1979. In 1967, he was the founding publisher of New York magazine and served as its President through 1971. From 1962 through 1967, he held various positions with Time Inc. Mr. Hirsch holds a Masters in Business Administration from the Harvard University and a B.A. in History from Princeton University. He is the Chairman of the Board of the New York City Marathon (New York Roadrunners.)

Robert McKay has served as a Director of Salon since August 2001. He has served as the President of the McKay Family Foundation since its inception in 1992, which supports community-based activist organizations working for long-term social and economic change. Mr. McKay is also the Managing Partner for the McKay Investment Group, which provides venture capital for early-stage technology and consumer product companies. He also serves as a Board member of Ms. Foundation for Women and Mother Jones. Mr. McKay received his B.A. degree in Political Science and Sociology from Occidental College, and his M.A. in Social and Public Policy from the University of California, Berkeley.

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

David Talbot founded Salon in 1995. He served as Chief Executive Officer from 1995 through April 1999 and again from October 2003 through February 2005. He was the Chairman of the Board from April 1999 through December 2006. He served as Editor-in-Chief from Salon’s incorporation in 1995 through February 2005. From 1990 to 1995, Mr. Talbot was the Sunday magazine editor and arts & features editor for the San Francisco Examiner newspaper. Mr. Talbot is the author of the New York Times best-seller, "Brothers: The Hidden History of the Kennedy Years," recently published by Free Press/Simon & Schuster. Mr. Talbot has written for numerous publications including Time, The New Yorker and Rolling Stone. In July 2007, Mr. Talbot will join Fenton Communications as a Senior Vice President. Mr. Talbot holds a Bachelor of Arts degree in Sociology from the University of California at Santa Cruz.

John Warnock has served as a Director of Salon since August 2001 and was appointed Chairman of the Board in December 2006. He was a founder of Adobe Systems and has been its Chairman of the Board since April 1989. Since September 1997, he has shared the position of Adobe Chairman of the Board with Charles M. Geschke. Dr. Warnock served as Chief Executive Officer of Adobe from 1982 through December 2000. Dr. Warnock received a Ph.D. in Electrical Engineering from the University of Utah. Mr. Warnock served as a Director for Knight Ridder, Inc., a publisher of news and information in digital and hard copy formats, until its sale in June 2006.

Code of Conduct

Salon has adopted a Code of Conduct and Policy Regarding Reporting of Possible Violations (the “Code of Conduct”). The Code of Conduct can be found at Salon’s Website at www.salon.com under the caption “About Salon.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

Based solely on Salon’s review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with, except for a Form 4 for Robert McKay, a Director of Salon, for the August 9, 2006 cashless conversion of a warrant to common stock that was filed on August 14, 2006.

ITEM 11. Executive Compensation

Executive Compensation

The following table shows, for the fiscal year ended March 31, 2007, the compensation of Salon’s (i) principal executive officer; (ii) principal financial officer; and (iii) the three most highly compensated executive officers other than our principal executive officer and principal financial officer who were serving as executive officers as of March 31, 2007, collectively the “Named Executive Officers”:

SUMMARY COMPENSATION TABLE

					Non-Equity
				Option	Incentive Plan
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Total ($)
Elizabeth Hambrecht (4)	2007	170,000	-	1,700	-	171,700
President and Chief Executive Officer

Conrad Lowry (4)	2007	130,000	-	1,700	-	131,700
Chief Financial Officer and Secretary

Joan Walsh (4)	2007	170,000	-	11,900	-	181,900
Editor-in-Chief

Christopher Neimeth (2)	2007	169,487	-	137,085	50,000	356,572
Senior Vice President - Publisher

Harvey Gamm (3)	2007	116,667	33,452	530	208,430	359,079
Senior Vice President - Sales

(1)
The amounts shown are the compensation costs recognized by Salon in fiscal year 2007 for option awards, as determined pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), excluding any estimates of future forfeitures. These compensation costs reflect option awards made in fiscal year 2007. For a discussion of the assumptions used to calculate the value of the option awards, see Note 2 of the Notes to the Consolidated Financial Statements.

(2)
Mr. Neimeth began employment with Salon on June 6, 2006 at a base annual salary of $200,000. The amounts show under salary includes a signing bonus of $5,000 to cover legal costs. The non-equity incentive plan compensation amount reflects amount earned on attaining advertising revenue goals for the fiscal year and paid after conclusion of the fiscal year.

(3)
Mr. Gamm was promoted to Senior Vice President - Sales on February 20, 2007 at a base annual salary of $150,000. The amounts shown for Mr. Gamm reflect activity for the entire fiscal year. The non-equity incentive plan compensation amount reflects commissions paid from April 1, 2006 through December 31, 2006. The $33,452 bonus was granted for his sales efforts between January 1, 2007 and March 31, 2007. At the discretion of Mr. Gamm, this amount has not been paid, but Salon expects such amount to be fully paid by December 31, 2007.

(4)	Due to insufficient liquidity, no bonus or non-equity incentive plans were established for Ms. Hambrecht, Mr. Lowry and Ms. Walsh.

Grants of Plan-Based Awards in Fiscal 2007

The following table presents information on equity awards granted during the 2007 fiscal year:

GRANTS OF PLAN BASED AWARDS

					All Other
					Option Awards:		Grant Date
					Number of	Exercise or	Fair Value
		Estimated Future Payouts Under			Securities	Base Price	of Stock
	Grant	Equity Incentive Plan Awards (3)			Underlying	of Option	and Option
Name	Date	Threshold	Target	Maximum	Options (1)	Awards (2)	Awards
Elizabeth Hambrecht	12/7/2006				25,000	$1.05	$20,400

Conrad Lowry	12/7/2006				25,000	$1.05	$20,400

Joan Walsh (4)	12/7/2006				175,000	$1.05	$142,800

Christopher Neimeth (3)	6/6/2006				250,000	$3.20	$650,590
	12/7/2006				25,000	$1.05	$20,400

Harvey Gamm	12/7/2006				3,800	$1.05	$3,101
	3/22/2007				20,000	$1.30	$19,240

(1)
The option awarded to Mr. Neimeth on June 6, 2006 included 200,000 shares pursuant to the Salon Media Group, Inc. 2004 Stock Plan and 50,000 shares pursuant to a plan not approved by Salon’s shareholders. The option awarded to Mr. Neimeth on December 7, 2006 was granted pursuant to a plan not approved by Salon’s shareholders. Of the awards granted Mr. Neimeth, 118,750 shares are incentive stock options and 131,250 shares are non-qualified stock options. The options awarded the other Named Executives were incentive stock options.

(2)	The exercise price per share of each option was equal to the fair market value of Salon’s common stock on the date of grant.

(3)
Mr. Neimeth’s employment agreement stipulated that he would be eligible to receive 250,000 shares of restricted stock during his employment with Salon if mutually agreed goals were attained. These goals have yet to be determined, nor does Salon have an equity plan that allows for the granting of restricted stock. Salon contemplates soliciting approval of a plan to allow for granting of restricted stock no later than December 31, 2007.

(4)	Ms. Walsh was awarded an option to purchase 175,000 shares of common stock.

Profit Sharing Retirement Plan and 401(k) Savings Plan

Salon has made no contributions to its profit sharing plan nor matched employee contributions to its 401(k) plan since its inception.

Outstanding Equity Awards at Fiscal 2007 Year-End

The following table sets forth the outstanding equity awards for each Named Executive Officer as of March 31, 2007. Up through March 31, 2007, Salon has not granted equity awards other than stock options to any Named Executive Officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
				Equity Incentive
	Number of	Number of		Plan Awards:
	Securities	Securities		Number of
	Underlying	Underlying		Securities
	Unexercised	Unexercised		Underlying	Option	Option
	Options	Options		Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable		Unearned Options	Price ($)	Date
Elizabeth Hambrecht	125,000				2.80	2/7/2015
		(1)	25,000		1.05	12/7/2016

Conrad Lowry	625				30.00	9/27/2010
	500				7.40	3/22/2011
	400				7.40	3/22/2011
	500				7.00	5/3/2011
	2,000				2.80	10/24/2011
	750				2.40	12/13/2011
	75,000				2.80	2/7/2015
		(1)	25,000		1.05	12/7/2016

Joan Walsh	500				10.40	9/24/2008
	1,000				170.00	1/25/2010
	450				40.00	8/17/2010
	750				27.60	11/7/2010
	336				7.40	3/22/2011
	1,000				7.00	5/3/2011
	6,250				2.80	10/24/2011
	100,000				2.80	2/7/2015
		(1)	175,000		1.05	12/7/2016

Christopher Neimeth		(2)	200,000		3.20	6/6/2016
		(3)	50,000		3.20	6/6/2016
		(1)	25,000		1.05	12/7/2016

Harvey Gamm	20,000				5.20	5/16/2015
		(1)	3,800		1.05	12/7/2016
			20,000		1.30	3/22/2017

(1)	Option vests 25% on December 7, 2007 and 1/48th per month thereafter provided the grantee continues to be employed by Salon.

(2)
Option vests 25% on June 6, 2007 and 1/48th per month thereafter provided the grantee continues to be employed by Salon. In addition, (1) if Mr. Neimeth is terminated between March 31, 2007 and June 5, 2007, 50% of the shares subject to then outstanding options shall be fully vested and exercisable as of the date of his employment termination; (2) if Mr. Neimeth is terminated after June 5, 2007, 100% of his outstanding options shall be fully vested and exercisable as of the date of his employment termination; and (3) in the event of a change in control, all outstanding options become fully vested and exercisable. These options were granted pursuant to the Salon Media Group, Inc. 2004 Stock Plan.

(3)
Option vests 25% on June 6, 2007 and 1/48th per month thereafter provided the grantee continues to be employed by Salon. In addition, (1) if Mr. Neimeth is terminated between March 31, 2007 and June 5, 2007, 50% of the shares subject to then outstanding options shall be fully vested and exercisable as of the date of his employment termination; (2) if Mr. Neimeth is terminated after June 5, 2007, 100% of his outstanding options shall be fully vested and exercisable as of the date of his employment termination; and (3) in the event of a change in control, all outstanding options become fully vested and exercisable. This option was granted pursuant to an option plan not approved by Salon’s stockholders and as such is a non-statutory stock option.

Option Exercises during Fiscal Year 2007

No Named Executive Officer exercised any option during fiscal year 2007.

Pension Benefits

None of Salon’s executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in conjunction with retirement.

Nonqualified Deferred Compensation

Salon does not have any nonqualified deferred compensation plan.

Potential Payments Upon Termination or Change in Control

Salon has not entered into employment agreements with its Named Executive Officers with the exception of Mr. Neimeth. However, Salon contemplates entering into employment agreements with Ms. Hambrecht, Ms. Walsh and Mr. Lowry by December 31, 2007 that will incorporate provisions for termination with cause, without cause, and for change in ownership.

In the event Mr. Neimeth is terminated for a reason other than cause, he will be entitled to a severance payment of $200,000 and health care benefits of up to $31,520. If Mr. Neimeth is terminated between March 31, 2007 and June 5, 2007, 50% of the shares subject to then outstanding options will be fully vested and exercisable; (2) if he is terminated after June 5, 2007, 100% of his outstanding options shall be fully vested and exercisable; and (3) in the event of a change in control, all outstanding options become fully vested and exercisable.

Mr. Neimeth’s compensation plan for fiscal year 2008 is based on attaining prescribed revenue goals. If Salon attains the lower threshold of its revenue goals, Mr. Neimeth will be entitled to approximately $163,000 and if Salon attains budgeted amounts, Mr. Neimeth will be entitled to approximately $200,000. In the event Mr. Neimeth is terminated for a reason other than cause, he will be entitled to receive an amount equal to the bonus earned through the date of termination.

Compensation of Directors

The following table details the total compensation by Salon’s non-employee directors for its 2007 fiscal year:

	Fees Earned
	or Paid in	Option
Name	Cash	Awards (3)	Total
Deepak Desai	-	$239	$239
Robert Ellis	-	$239	$239
George Hirsch	-	$239	$239
Robert McKay	-	$239	$239
James Rosenfield	-	$239	$239
David Talbot (1)	$95,000	$239	$95,239
John Warnock (2)	-	$263	$263

(1)
Mr. Talbot, the founder of Salon, served as Chairman of Board until December 2006, received fees for all of fiscal year 2007. The payment of fees to Mr. Talbot has been discontinued for fiscal year 2008.

(2)	Mr. Warnock, Salon’s largest shareholder, was appointed Chairman of the Board in December 2006.
(3)
In December 2006, each director received an option to purchase 3,500 shares of common stock. The grant date fair value of each stock option award was $2,856. The exercise price per share for the grants to all of the directors except Mr. Warnock was $1.05. As Mr. Warnock owns 10% or more of the voting securities of Salon, the exercise price per share of his grant was determined at 110% of market, or $1.16. The amounts shown are the compensation costs recognized by Salon in fiscal year 2007 for option awards, as determined pursuant to SFAS 123R, excluding any estimates of future forfeitures. These compensation costs reflect option awards made in fiscal year 2007. For a discussion of the assumptions used to calculate the value of the option awards, see Note 2 of Notes to the Consolidated Financial Statements.

Compensation Committee Interlocks and Insider Participation

None of Salon’s executive officers has served as a member of the compensation committee or board of directors of any other entity that has an executive officer serving as a member of Salon’s Board of Directors.

Compensation Discussion and Analysis

The Compensation Committee has responsibility for setting the overall compensation strategy for Salon and aligning it to Salon’s business goals. This includes determining the compensation of the Chief Executive Officer and other Named Executive Officers and ensuring that Salon’s compensation program is fair, reasonable and competitive. The Compensation Committee makes recommendations to the Board on equity compensation with the Board having ultimate authority in making equity grants.

Objectives and Challenges of Salon’s Compensation Program

Salon’s executive compensation program is designed to attract, retain and motivate outstanding executive officers capable of leading Salon to fulfill its business objectives, and to establish an appropriate link between executive compensation and achievement of Salon’s strategic and financial performance goals that include attaining profitability, generating sufficient cash to fund operations, and ultimately, enhancing shareholder value.

Due to insufficient cash, Salon has only been able to offer its Chief Executive Officer and President, its Editor-in-Chief and its Chief Financial Officer and Secretary a competitive base annual salary and has not been able to implement a non-equity incentive compensation plan, or award annual bonuses to these executives. As a consequence, Salon has had to rely on stock option awards in lieu of cash compensation for these officers. Cash constraints have hampered Salon in attracting new executives. Salon has therefore had to rely on offering substantial equity awards to entice prospective new executives to join Salon. Besides cash constraints, Salon faces challenges in hiring and retaining executives due to a relatively small pool of available executive talent in its industry. Salon has experienced difficulties in finding suitable executives to lead its sales and technology efforts, positions in high demand. As Salon’s brand recognition has increased, so has the demand for its trained talent.

Role of Compensation Committee and Outside Consultants

The Compensation Committee of the Board of Directors oversees and administers Salon’s executive compensation program in accordance with the Compensation Committee Charter. The Compensation Committee meets on an as-needed basis to: (1) adjust and review salaries; (2) award bonuses; (3) approve offers to prospective new executive officers; (4) recommend equity grants for executive officers to the Board of Directors; and (5) set non-equity incentive compensation plans for Salon’s Senior Vice President - Sales and for its Senior Vice President - Publisher. Subsequent to March 31, 2007, the Compensation Committee set fiscal year 2008 non-equity compensation plans for its Senior Vice President - Publisher and its Senior Vice President - Sales.

Due to budgetary constraints, Salon has not utilized the services of outside consultants. Once Salon’s operations generate sufficient cash to meet operating needs, the Compensation Committee will likely retain the services of outside consultants to review executive salaries for appropriateness and to formulate incentive plans for the Named Executive Officers.

Elements of Compensation

Salon provides its executive officers with a compensation package consisting of base salary, commissions for its sales executives, and benefit plan participation generally available to other employees. In setting total compensation, the Compensation Committee considers individual and company performance, as well as current and projected cash balances. In determining the compensation for an executive who has been with Salon for a substantial amount of time, the Compensation Committee will consider what it might cost to hire that executive’s replacement, the effect on attaining revenue goals, and the effect on the well being of Salon’s Website.

Base Salary. Salaries for Salon’s executive officers are initially set based on negotiation with the individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the industry for individuals of similar education and background. Salon also considers the individual’s experience, reputation in his or her industry and expected contributions to Salon. Base salary is continuously evaluated to ensure it is competitive and may be adjusted from time to time if Salon believes that it is no longer competitive, to match changes to an individual’s job performance or duties, or to retain an executive. Cost of living salary adjustments are also granted to executive officers. In each case, Salon takes into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, competitive salary practices, the potential impediment in reaching profitability if the executive were to leave Salon, and cash projections. Salon has not utilized benchmarks or compensation studies in determining salary levels, but may do so in the future.

Bonuses and Non-Equity Incentive Plan Compensation. Each executive is eligible for a cash bonus. Due to limited cash, no bonuses have ever been granted in the past to Salon’s Chief Executive Officer and President, Chief Financial Officer and Secretary and Editor-in-Chief. As attaining revenue goals is paramount in reaching profitability, fiscal year 2008 non-equity incentive plans have been developed for Mr. Christopher Neimeth, Salon’s Senior Vice President - Publisher, and for Mr. Harvey Gamm, Salon’s Senior Vice President - Sales. The plans for these two individuals are based on attaining a minimum revenue targets, and if the minimum targets are attained, Mr. Neimeth will receive approximately $163,000 and Mr. Gamm will receive $167,000. If budgeted amounts are attained, each executive will be entitled to receive approximately $200,000. These amounts may be earned and paid to these executives on attaining fiscal quarter revenue targets.

At this time, Salon does not intend to formulate bonus and non-equity incentive plans for its Chief Executive Officer and President, its Chief Financial Officer and Secretary and its Editor-in-Chief due to uncertainty of its future cash position. In the event that future cash availability allows for the granting of bonuses to these individuals, the Compensation Committee will evaluate the performance of each of these individual in determining suitable bonus amounts.

All bonus plans and non-equity incentive plans are approved by Salon’s Compensation Committee upon consultation with the Chief Executive Officer.

Stock Options. Salon grants stock options to newly hired executives at the next regularly scheduled meeting of the Board of Directors, and subsequently to align their interests with those of its stockholders and as an incentive to remain with Salon. Salon believes that options to purchase its common stock, priced at the market price on the date of grant, are the best tool to motivate executives to build stockholder value. In addition, the granting of stock options has been an appealing form of compensation to Salon as their granting requires no cash outlay. However, these grants affect Salon’s results of operations as they require Salon to record non-cash stock-based compensation. As options are not transferable, they have no value unless the price of the stock increases after a grant of options is made. Because these options typically vest over a four-year period, they are an incentive for executives to build Salon’s value over time and encourage executives to remain in the long-term employment with Salon.

The goals of Salon’s option grant guidelines are to ensure that future grants are competitive from a grant value perspective and that option usage is consistent with option pool forecasts.

During fiscal year 2007, the Board of Directors of Salon adopted a policy that options are to be granted only at regularly scheduled meetings of the Board. The proximity of any awards to an earnings announcement or other market events is coincidental. The exercise price of the options is the closing price of Salon’s common stock on the date of the grant and the grant date is the date that the Board approves the grant. All new hires are awarded options and Salon’s Compensation Committee makes recommendations to the Board of options grants to be made to executive officers.

The number of stock options Salon granted to executives has varied widely. During fiscal year 2007, Salon made a large grant to: (1) Mr. Neimeth, upon his joining Salon, of a total 250,000 shares to offset a below market base annual salary and as an incentive to join Salon as it was felt his hiring was critical in attaining future revenue goals; and (2) Joan Walsh, Salon’s Editor-in-Chief, of 175,000 shares, as an incentive to remain with Salon as Salon had insufficient cash to grant a cash bonus. In December 2006, with a falling common stock price and with most outstanding options being out-of-the-money, Salon granted options to all of its employees. The across the board grant to all employees took into consideration a number of factors, including performance of the individual, job level, and prior grants. Of these grants, Elizabeth Hambrecht, Conrad Lowry and Christopher Neimeth each received a grant for

25,000 shares, while Harvey Gamm only received a grant for 3,800 as he had not yet been promoted to Senior Vice President - Sales. Upon Mr. Gamm’s promotion in February 2007, he received an additional grant of 20,000 shares as an inducement to create shareholder value.

As an additional inducement in attaining revenue goals, Mr. Gamm’s compensation plan for fiscal year 2008 includes provisions for the granting of 10,000 options per quarter if pre-determined advertising revenue goals are attained for the first three quarters of the year. As of this filing, Mr. Gamm will not be eligible to receive an option of 10,000 shares for Salon’s first fiscal quarter as revenue goals will most likely not be met.

As of March 31, 2007, Salon’s stock option plan allows for the granting of only 312,239 shares of common stock, of which it contemplates granting 114,000 to a Vice President of Technology. Salon is therefore limited to the number of option shares it can issue to its executive officers. As a result, Salon will seek approval at its next shareholder meeting to increase the number of shares that may be issued under the current stock option plan.

Restricted Stock. Salon currently does not have an equity plan that allows for the issuance of restricted stock. As the employment agreement with Mr. Neimeth, Salon’s Senior Vice President - Publisher stipulates that he be eligible to receive up to 250,000 shares of restricted stock, Salon will solicit approval of such a plan by Salon’s Board of Directors and stockholders no later than December 31, 2007. After the creation of such an equity plan, the Compensation Committee will recommend to the Board of Directors that similar awards be made to the other Named Executive Officers. It is contemplated that such awards will vest over a period of four years and be subject to accelerated vesting in the event that the Named Executive Officer is terminated for reasons other than cause, or if a change in control event were to occur. Salon feels that the issuance of restricted stock will be a valuable incentive tool for its executives as this type of equity award will have immediate value upon vesting with no cash outlay by the company.

The employment agreement with Mr. Neimeth stipulates that he be eligible to receive 250,000 shares of restricted stock if mutually agreed goals were attained. These goals have yet to be determined, but the Compensation Committee contemplates setting them by December 31, 2007 that will include revenue and profitability components.

Perquisites. Salon does not offer any perquisites to its executive officers.

Retirement and Other Benefits. Salon has a 401(k) savings plan for its employees that allows for matching contributions and profit sharing. Due to limited cash, Salon has never made matching or profit sharing contributions and has no intent to do so in the 2008 fiscal year. Salon does not have a deferred compensation plan for any employee.

Named Executive Officer Cash Compensation

Elizabeth Hambrecht, CEO and President, received a base annual salary of $170,000 during fiscal year 2007. Due solely to limited cash, Ms. Hambrecht did not receive any other form of cash compensation during fiscal year 2007.

Conrad Lowry, CFO and Secretary, received a base annual salary of $130,000 during fiscal years 2006 and 2007. Due solely to limited cash, Mr. Lowry did not receive any other form of cash compensation during fiscal year 2007. Effective June 1, 2007, Mr. Lowry received a cost of living increase, raising his base annual salary to $140,000.

Joan Walsh, Editor-in-Chief, received a base annual salary of $170,000 during fiscal year 2007. Effective April 1, 2007, Ms. Walsh’s base annual salary was increased to $200,000 so as to be commensurate with the salary of Salon’s Senior Vice President - Publisher. Due solely to limited cash, Ms. Walsh did not receive any other form of cash compensation during fiscal year 2007.

Chris Neimeth joined Salon on June 6, 2006 as Senior Vice President - Publisher at a base annual salary of $200,000 and received a signing bonus of $5,000 to cover legal costs. Effective June 16, 2007, Mr. Neimeth received a cost of living increase, raising his base annual salary to $208,000. During fiscal year 2007, Mr. Neimeth met revenue goals as set by the Compensation Committee and received $50,000.

Harvey Gamm, Senior Vice President - Sales received a base annual salary of $110,000 from April 1, 2006 through February 19, 2007. On February 20, 2007, Mr. Gamm was promoted to Senior Vice President - Sales and commenced receiving a base annual salary of $150,000. Mr. Gamm earned $208,430 of commissions after attaining predetermined advertising revenue goals. The commission plan for Mr. Gamm was formerly on a calendar year basis and was changed to a fiscal year basis effective January 1, 2007. As a consequence, for the three month period ended March 31, 2007, Mr. Gamm was awarded a bonus of $33,452 based on the revenue he generated during the period. The Compensation Committee has set certain advertising revenue goals for Mr. Gamm for fiscal year 2008 as part of his non-equity incentive compensation plan.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits deductions for executive compensation in excess of $1 million except for certain compensation which qualifies for a performance-based exception. Certain types of compensation in excess of $1 million are deductible by a company if performance criteria are specified in detail and are contingent on stockholder approval of the compensation arrangement. As Salon has been unable to award bonuses and other forms of non-equity incentive compensation to all of its Named Executive Officers due limited cash, the $1 million limitation has not been a factor for Salon. In the future, Salon and the Compensation Committee will endeavor to structure executive compensation plans to achieve maximum deductibility under Section 162(m) with minimal sacrifices of flexibility and impact on corporate objectives.

Accounting for Stock-Based Compensation

Salon has expensed stock option grants under SFAS 123R which requires companies to include the fair value of equity compensation as a compensation expense in their income statements.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of Salon has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE
James Rosenfield
John Warnock

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding Equity Compensation Plans may be found in Part II, Item 5, commencing on page 24 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of June 1, 2007 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each director and nominee, (c) each executive officer named in the Summary Compensation Table, and (d) by all executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership (2)	of Class (3)
William R. Hambrecht (4)	2,183,011	56.0%
Shea Ventures LLC (5)	1,210,866	40.1%
Adobe Systems Incorporated (6)	431,117	19.1%
Octavia LLC (7)	359,819	15.8%
Wenner Media LLC (8)	268,424	12.3%
Constellation Venture Capital (9)	168,226	8.1%
Nancy & Timothy Armstrong (10)	156,393	7.5%
HVS Boxers, LLC (11)	132,723	6.4%

Executive Officers and Directors
John Warnock (12)	4,910,442	76.3%
Elizabeth Hambrecht (13)	358,912	15.6%
Robert McKay (14)	325,975	14.5%
David Talbot (15)	286,478	12.9%
Joan Walsh (16)	110,285	5.4%
Conrad Lowry (17)	79,774	4.0%
Christopher Neimeth (18)	67,707	3.4%
James Rosenfield (19)	38,587	2.0%
George Hirsch (20)	33,232	1.7%
Harvey Gamm (21)	30,250	1.5%
Robert Ellis (22)	27,500	1.4%
Deepak Desai (23)	25,000	1.3%
All executive officers and directors as a group (12 persons)	6,294,142	81.0%

(1)	The address for all beneficial owners is c/o Salon Media Group, Inc., 101 Spear Street, Suite 203, San Francisco, CA 94105.

(2)
Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(3)
Calculated on the basis of 1,939,572 shares of Common Stock outstanding as of June 1, 2007, shares of Common Stock underlying options exercisable within sixty (60) days of June 1, 2007, shares of Common Stock that a shareholder has the right to acquire upon conversion of shares of Series A, B, C, and D Preferred Stock, and currently exercisable warrants to acquire shares of Common Stock are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants, as applicable, on a stand-alone basis, without considering the ownership interest of other stockholders.

(4)
Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”) and is the Chairman and Chief Executive Officer of those entities. The Hambrecht Entities own 71,322 shares of Common Stock and 290,624 of Common Stock that the Hambrecht Entities have the right to acquire upon conversion of 50 shares of Series A Preferred Stock and 189 shares of Series C Preferred Stock. Elizabeth Hambrecht, Salon’s President and Chief Executive Officer, has a pecuniary ownership interest in the Hambrecht Entities. Mr. Hambrecht individually owns 23,206 shares of common stock, 368,985 shares of Common Stock that Mr. Hambrecht has the right to acquire upon conversion of 189 shares of Series C Preferred Stock and 292 shares of Series D Preferred Stock and 26,696 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Includes ownership by The Sarah and William Hambrecht Foundation of 32,005 shares of Common Stock and 260,437 shares of common stock that the Foundation has the right to acquire upon conversion of 75 shares of Series A Preferred Stock and 108 shares of Series C Preferred Stock. William Hambrecht and Elizabeth Hambrecht are Directors and have voting rights in the Sarah & William Hambrecht Foundation. Includes ownership by HAMCO Capital Corporation, consisting of 20,782 shares of Common Stock and 165,984 shares of Common Stock that HAMCO has the right to acquire upon conversion of 127 shares of Series C Preferred Stock and 63 shares of Series D preferred stock. Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital. Includes ownership by Ironstone Group, Inc., consisting of 79,970 shares of Common Stock and 843,000 shares of Common Stock that Ironstone has the right to acquire upon conversion of 843 shares of Series C Preferred Stock. Mr. Hambrecht has an ownership interest in Ironstone Group, Inc. Mr. Hambrecht and Ms. Hambrecht disclaim beneficial ownership of the shares of Salon’s Common Stock held directly by the Hambrecht Entities, HAMCO Capital and Ironstone, other than their proportionate ownership interest.

(5)
Consists of 101,265 shares of Common Stock held by the stockholder and 951,062 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock and 697 shares of Series C preferred Stock. Includes 30,539 shares of Common Stock of a trust, as well as 128,000 shares of Common Stock that the trust has the right to acquire upon conversion of 128 shares of Series C Preferred Stock. Edward Shea is the Manager of the stockholder and a Trustee of the trust, and is also a Director of Ironstone Group, Inc. mentioned under item (4).

(6)
Consists of 109,379 shares of Common Stock held by the stockholder. Includes 314,680 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series B Preferred Stock and 7,058 shares of Common Stock issuable upon exercise of an immediately exercisable warrant. Salon’s Chairman John Warnock is the co-Chairman of the stockholder and disclaims beneficial ownership of the shares held by the stockholder.

(7)
Consists of 17,085 shares of Common Stock held by the stockholder. Includes 342,014 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 216 shares of Series C Preferred Stock.

(8)
Consists of 18,424 shares of Common Stock held by the stockholder. Includes 250,000 shares of Common Stock that Wenner Media LLC has the right to acquire upon conversion of 250 shares of Series C Preferred Stock. Mr. Wenner, the Chairman and President of Wenner Media LLC served as a Director of Salon until February 2006.

(9)
Consists of 33,084 shares of Common Stock held by Constellation Venture Capital, LP and 7,096 shares of Common Stock held by Constellation Venture Offshore, LP. Includes 105,689 shares of Common Stock that Constellation Venture Capital has the right to acquire upon conversion of 52 shares of Series A Preferred Stock and 22,357 shares of Common Stock that Constellation Venture Capital Offshore, LP has the right to acquire upon conversion of 11 shares of Series A Preferred Stock.

(10)
Includes 136,168 shares of Common Stock that the stockholder has the right to acquire upon conversion of 209 shares of Series D Preferred Stock and 20,225 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(11)	Consists of 6,709 shares of Common Stock. Includes 126,014 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock.

(12)
Consists of 410,426 shares of Common Stock held by the Chairman of the Board of Salon. Includes 4,376,499 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock, 3,474 shares of Series C Preferred Stock, and 874 shares of Series D preferred stock and 96,517 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Includes 27,000 shares subject to options that may be exercised within sixty (60) days of June 1, 2007.

(13)
Consists of 3,750 shares of Common stock held by the Officer. Includes 230,162 shares of Common Stock that the Officer has the right to acquire upon conversion of 31 shares of Series C Preferred Stock and 334 shares of Series D Preferred Stock. Includes 125,000 shares subject to options that may be exercised within sixty (60) days of June 1, 2007. Excludes her proportional beneficial ownership of amounts owned by the Hambrecht Entities and HAMCO Capital described in footnote (4).

(14)
Consists of 4,200 shares of Common Stock held by the Robert McKay Family Partnership, 7,840 shares of Common Stock held by the McKay Investment Group and 2,921 shares of Common Stock in the Elaine McKay Family Partnership. Includes 284,014 shares of Common Stock that the McKay Investment Group, Inc. has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and that the Elaine McKay Family Partnership has the right to acquire upon conversion of 158 shares of Series C Preferred Stock. Mr. McKay, a Director of Salon, is the Managing Partner of all the entities. Includes 27,000 shares subject to options that may be exercised within sixty (60) days of June 1, 2007.

(15)
Consists of 384 shares of Common Stock, of which 128 shares are held by Camille Peri, Mr. Talbot's spouse, and 256 shares held in trust for the benefit of Mr. Talbot's children. Mr. Talbot disclaims beneficial ownership of the shares held individually by his spouse and in trust for his children. Includes 286,094 shares subject to options that may be exercised within sixty (60) days of June 1, 2007.

(16)	Includes 110,285 shares subject to options that may be exercised within sixty (60) days of June 1, 2007.

(17)	Includes 79,774 shares subject to options that may be exercised within sixty (60) days of June 1, 2007.

(18)	Includes 67,707 shares subject to options that may be exercised within sixty (60) days of June 1, 2007.

(19)	Includes 38,587 shares subject to options that may be exercised within sixty (60) days of June 1, 2007.

(20)	Consists of 732 shares of Common Stock held by the Director and 32,500 shares subject to options that may be exercised within sixty (60) days of June 1, 2007.

(21)	Consists of 10,250 shares of Common Stock held by the Officer and 20,000 shares subject to options that may be exercised within sixty (60) days of June 1, 2007.

(22)	Consists of 500 shares of Common Stock held by the Director and 27,000 shares subject to options that may be exercised within sixty (60) days of June 1, 2007.

(23)	Includes 25,000 shares subject to options that may be exercised within sixty (60) days of June 1, 2007.

Series A Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series A Preferred Stock as of March 31, 2007 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership	of Class
William R. Hambrecht (2)	125	18.3%
John Warnock (3,6)	125	18.3%
Shea Ventures LLC (3)	125	18.3%
Constellation Venture Capital (4)	63	9.2%
McKay Investment Group (5,6)	62	9.1%
Octavia LLC (5)	62	9.1%
HVS Boxers LLC (5)	62	9.1%
All executive officers and directors as a group (2 persons)	187	27.4%

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

(2)
Includes 75 shares held by the Sarah & William Hambrecht Foundation that are convertible into 152,437 shares of Common Stock, subject to adjustment. Also includes 50 shares held by WR Hambrecht + Co. LLC that are convertible into 101,624 shares of Common Stock, subject to adjustment. Mr. Hambrecht is the father of Elizabeth Hambrecht, Salon’s President and Chief Executive Officer. Ms. Hambrecht has an ownership interest in WR Hambrecht + Co. LLC and is a Director of and has voting rights in the Sarah & William Hambrecht Foundation.

(3)	Shares held by the named stockholder are convertible into 254,062 shares of Common Stock, subject to adjustment.

(4)
Includes 52 shares held by Constellation Venture Capital, LP that are convertible to 105,689 shares of Common Stock and 11 shares held by Constellation Venture Capital (Offshore), LP that are convertible to 22,357 shares of Common Stock, all subject to adjustment.

(5)	Shares held by the named stockholder are convertible into 126,014 shares of Common Stock, subject to adjustment.

(6)	Director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series A Preferred Stock.

Series B Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series B Preferred Stock as of March 31, 2007 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series B Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all executive officers and directors of Salon as a group.

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

(2)	Shares held by the named stockholder are convertible into 314,680 shares of Common Stock, subject to adjustment.

(3)
No director or Named Executive Officer beneficially owns shares of Series B Preferred Stock. However John Warnock, Salon’s Chairman of the Board, is the Co-Chairman of the Board of Adobe Systems Inc. and disclaims beneficial ownership of the shares of Series B Preferred stock held by Adobe Systems Inc.

Series C Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series C Preferred Stock as of March 31, 2007 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series C Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership	of Class
John Warnock (2,7)	3,474	52.8%
William R. Hambrecht (3)	1,456	22.1%
Shea Ventures LLC (4)	825	12.5%
Elaine McKay Family Partnership (5,7)	158	2.4%
Elizabeth Hambrecht (6,7)	31	*%
All executive officers and directors as a group (3 persons)	3,663	55.7%

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

(2)	Shares held by the named stockholder are convertible into 3,474,000 shares of Common Stock, subject to adjustment.

(3)
Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”) and is the Chairman and Chief Executive Officer of those entities. Elizabeth Hambrecht, Salon’s President and Chief Executive Officer, has an ownership interest in the Hambrecht Entities. Includes 189 shares held by the Hambrecht Entities that are convertible to 189,000 shares of Common Stock, subject to adjustment, 189 shares held by a trust of Mr. Hambrecht that are convertible to 189,000 shares of Common Stock, subject to adjustment, and 108 shares held by the Sarah & William Hambrecht Foundation that are convertible to 108,000 shares of Common Stock, subject to adjustment. Mr. Hambrecht and Ms. Hambrecht are Directors and have voting rights in the Sarah & William Hambrecht Foundation. Includes 127 shares held by HAMCO Capital that are convertible to 127,000 shares of Common Stock, subject to adjustment. Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital. Includes 843 shares held by Ironstone Group, Inc. that are convertible to 843,000 shares of Common Stock, subject to adjustment. Mr. Hambrecht has an ownership interest in Ironstone Group, Inc. Mr. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation and Ironstone Group, Inc., other than his proportionate ownership interest. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by the Hambrecht Entities and HAMCO Capital Corporation, other than her proportionate ownership interest. Excludes 825 shares held by or controlled by Edward Shea that are convertible into 825,000 shares of Common Stock, subject to adjustment mentioned under item (4). Mr. Shea is a Director of Ironstone Group, Inc.

(4)
Includes 697 shares held by the named stockholder that are convertible into 697,000 shares of Common Stock, subject to adjustment. Includes 128 shares owned by the E&M RP Trust that are convertible into 128,000 shares of Common Stock, subject to adjustment.

(5)
Shares held by the named stockholder are convertible into 158,000 shares of Common Stock, subject to adjustment. Mr. McKay, Director, has an ownership interest in the Elaine McKay Family Partnership. Mr. McKay is the Managing Partner of the partnership.

(6)	Shares held by the officer are convertible into 31,000 shares of Common Stock. Stockholder is the President and Chief Executive Officer of the registrant.

(7)	Current director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series C Preferred Stock.

Series D Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series D-1, D-2, D-3, D-4 and D-5 Preferred Stock (the “Series D Preferred Stock”) as of March 31, 2007 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series D Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner(1)	Ownership	of Class
John Warnock (2,6)	874	48.7%
William R. Hambrecht (3)	355	19.8%
Elizabeth Hambrecht (4,6)	334	18.6%
Nancy & Timothy Armstrong (5)	209	11.7%
All executive officers and directors as a group (2 persons) (6)	1,218	67.9%

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

(2)	Shares held by the named stockholder, who is the Chairman of the Board of Salon, are convertible into 648,437 shares of Common Stock, subject to adjustment.

(3)
Mr. Hambrecht is the father Elizabeth Hambrecht, Salon’s President and Chief Executive Officer. Includes 292 shares held by a trust of the stockholder that are convertible to 179,985 shares of common stock, subject to adjustment. Includes 63 shares held by HAMCO Capital Corporation that are convertible to 38,984 shares of common stock, subject to adjustment. Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital. Mr. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation other than his proportionate ownership interest. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation other than her proportionate ownership interest.

(4)	Shares held by the Officer are convertible into 199,162 shares of Common Stock, subject to adjustment.

(5)	Shares held by the named stockholder are convertible into 136,168 shares of Common Stock, subject to adjustment.

(6)	Current director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series D Preferred Stock.

ITEM 13. Certain Relationships and Related Transactions

On October 10, 2000, Salon loaned its former Chairman $75,179 with an agreed 6.3% annual interest rate with no due date. During the year ended March 31, 2007, the balance of the principal of $48,016 was paid off in its entirety, as well as $1,480 of interest.

During the year ended March 31, 2007, the following warrants were exercised by related parties:

				Exercise
Issue Date	Exercise Date	Warrant Holder	Warrant Shares	Price per share	Cash Received
04/10/03	04/05/06	John Warnock (1)	15,000	$0.834	$12,506
04/29/03	04/05/06	John Warnock (1)	15,000	$0.901	13,518
08/09/01	05/11/06	Sarah & William Hambrecht Foundation (2)	30,000	$2.188	65,652
06/12/03	05/11/06	The Hambrecht 1980 Revocable Trust (3)	7,500	$0.901	6,759
06/12/03	05/11/06	WR Hambrecht + Co LLC (4)	7,500	$0.901	6,759
07/10/03	05/11/06	HAMCO Capital Corporation (5)	7,500	$0.834	6,253
11/24/03	05/11/06	HAMCO Capital Corporation (5)	7,500	$0.901	6,759
02/10/04	05/11/06	The Hambrecht 1980 Revocable Trust (3)	15,000	$0.690	10,350
06/04/04	05/11/06	HAMCO Capital Corporation (5)	4,064	$2.748	11,171
06/04/04	05/11/06	The Hambrecht 1980 Revocable Trust (3)	14,129	$2.748	38,833
02/02/05	05/11/06	HAMCO Capital Corporation (5)	1,718	$3.220	5,532
02/02/05	05/11/06	The Hambrecht 1980 Revocable Trust (3)	15,381	$3.220	49,529
05/28/03	05/12/06	John Warnock (1)	45,000	$0.901	40,553
07/10/03	05/12/06	John Warnock (1)	15,000	$0.833	12,506
07/30/03	05/12/06	John Warnock (1)	15,000	$0.690	10,350
08/29/03	05/12/06	John Warnock (1)	15,000	$0.690	10,350
09/12/03	05/12/06	John Warnock (1)	15,000	$0.901	13,518
09/29/03	05/12/06	John Warnock (1)	15,000	$1.036	15,542
10/10/03	05/12/06	John Warnock (1)	15,000	$0.901	13,518
10/30/03	05/12/06	John Warnock (1)	15,000	$0.901	13,518
11/12/03	05/12/06	John Warnock (1)	15,000	$0.969	14,530
11/24/03	05/12/06	John Warnock (1)	15,000	$0.901	13,518
12/11/03	05/12/06	John Warnock (1)	15,000	$0.901	13,518
12/30/03	05/12/06	John Warnock (1)	75,000	$0.690	51,750
12/31/03	05/12/06	John Warnock (1)	15,000	$0.690	10,350
08/09/01	06/29/06	John Warnock (1)	50,000	$2.188	109,419
08/09/01	08/08/06	WR Hambrecht + Co LLC (4)	20,000	$2.188	43,768
08/29/03	08/29/06	Eu Revocable Trust (6)	3,750	$0.690	2,587
		Total exercised	499,042		$622,916

(1)	John Warnock is the Chairman of the Board of Directors of Salon.
(2)	Elizabeth Hambrecht, Salon’s CEO and President and her father, William Hambrecht, have voting rights in the Sarah and William Hambrecht Foundation.
(3)	The Hambrecht 1980 Revocable Trust is a trust of William Hambrecht, the father of Salon’s CEO and President.
(4)	William Hambrecht is the Chairman and Chief Executive Officer of WR Hambrecht + Co. LLC. Elizabeth Hambrecht has a pecuniary interest in WR Hambrecht + Co. LLC.
(5)	William Hambrecht and Elizabeth Hambrecht have an ownership interest in HAMCO Capital Corporation.
(6)	The Eu Revocable Trust is for the benefit of Elizabeth Hambrecht.

During the year ended March 31, 2007, warrants for 92,300 shares of common stock were converted by related parties to 57,741 shares of common stock for which Salon did not receive any consideration under the net exercise provisions of the warrants, as follows:

				Exercise
Issue Date	Exercise Date	Warrant Holder	Warrant Shares	Price per share	Converted Shares
04/10/03	04/04/06	Ironstone Group, Inc (1)	15,000	$0.834	12,766
04/29/03	04/25/06	Ironstone Group, Inc (1)	15,000	$0.901	12,183
10/06/03	05/11/06	Ironstone Group, Inc (1)	15,000	$1.036	10,909
10/30/03	05/11/06	Ironstone Group, Inc (1)	7,500	$0.901	5,721
08/09/01	08/09/06	McKay Investment Group (2)	24,800	$2.188	7,840
02/10/04	02/07/07	WR Hambrecht + Co Inc. (3)	15,000	$0.690	8,322
		Total converted	92,300		57,741

(1)	William Hambrecht has an ownership interest in Ironstone Group, Inc.
(2)	Salon Director Robert McKay is the managing partner of the McKay Investment Group.
(3)	William Hambrecht is the Chairman and Chief Executive Officer of WR Hambrecht + Co. Inc. Elizabeth Hambrecht has a pecuniary interest in WR Hambrecht + Co. Inc.

During the year ended March 31, 2007, the following related parties purchased shares of Salon’s Series D preferred stock:

		Series D	Cash	Shares	Warrants
Purchaser	Date	Subclass	Received	Issued	Issued
The Hambrecht 1980 Revocable Trust (2)	07/27/06	D-3	$150,000	125	9,097
John Warnock (1)	07/27/06	D-3	99,600	83	6,040
John Warnock (1)	07/27/06	D-4	50,400	42	3,056
The Hambrecht 1980 Revocable Trust (2)	09/21/06	D-4	200,400	167	17,599
John Warnock (1)	09/21/06	D-4	199,200	166	17,494
John Warnock (1)	12/15/06	D-4	50,400	42	8,244
John Warnock (1)	12/15/06	D-5	150,000	125	24,536
			$900,000	750	86,066

(1)	John Warnock is the Chairman of the Board of Directors of Salon.
(2)	The Hambrecht 1980 Revocable Trust is a trust of William Hambrecht, the father of Salon’s CEO and President.

In November 2006, William Hambrecht, the father of Salon’s CEO and President sold to her in a private transaction 146 shares of Series D-1 preferred stock and 188 shares of Series D-2 preferred stock.

Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons

Salon has relied on cash infusion from related persons to meet cash operating needs from the year ended March 31, 2003 through the year ended March 31, 2007. During this period of inadequate cash, the Board of Directors approved related person transactions after full disclosure of the interests of related parties.  Subsequent to March 31, 2007, Salon’s Audit Committee will separately review, approve and/or ratify all related party transactions, as the Audit Committee is empowered to do under Salon's Audit Committee Charter.

Salon has disclosed in filings with the Securities and Exchange Commission (SEC) all related party transactions. The SEC defines a related party transaction to include any transaction, arrangement or relationship in which Salon is a participant and in which any of the following persons has or will have a direct or indirect material interest:

•	An executive officer, director or director nominee of Salon;
•	Any person who is known to be the beneficial owner of more than 5% of Salon’s common stock;
•	Any person who is an immediate family member of an executive officer, director or director nominee of Salon or beneficial owner of more than 5% of Salon’s common stock;
•
Any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person, together with any other of the foregoing, has a 5% or greater beneficial interest.

ITEM 14. Principal Accountant Fees and Services

Burr, Pilger & Mayer LLP is Salon’s independent registered accountant. The aggregate audit fees billed by Burr, Pilger & Mayer LLP for the years ended March 31, 2006 and March 31, 2007 were $54,075 and $85,241 respectively. Burr, Pilger & Mayer LLP did not perform any services for which Salon incurred fees for audit-related fees, tax fees, or other fees, nor did any other such firm.

During the year ended March 31, 2007, all audit fees were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.	Financial Statements

The information concerning Salon’s financial statements and the Report of Burr, Pilger & Mayer LLP, Salon’s Independent Auditors required by this item are incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

None.

3.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit
Number	Description of Document
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

4.1(1)	Third Amended and Restated Rights Agreement dated April 14, 1999.
4.1(8)	Fourth Amended and Restated Rights Agreement dated January 12, 2000.
4.2(1)	Second Amended and Restated Voting Agreement dated April 14, 1999.
4.2(5)	Bylaws of the Company are incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1.

4.2.1(10)	Securities Purchase Agreement dated as of August 9, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.2(10)	Securities Rights Agreement dated as of August 9, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.3(10)	Form of Common Stock Purchase Warrant dated August 9, 2001 issued by Salon Media Group, Inc.
4.2.4(11)	Securities Purchase Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.5(11)	Securities Rights Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.6(11)	Form of Common Stock Purchase Warrant dated September 13, 2001 issued by Salon Media Group, Inc.
4.2.7(12)	Securities Purchase Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems Incorporated.
4.2.8(12)	Securities Rights Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems Incorporated.
4.2.9(12)	Form of Common Stock Purchase Warrant dated February 14, 2002 issued by Salon Media Group, Inc.
4.2.10(13)	Note and Warrant Purchase Agreement dated as of July 24, 2002.
4.2.11(13)	Form of Convertible Promissory Note, dated July 24, 2002 issued by Salon Media Group, Inc.
4.2.12(13)	Form of Common Stock Purchase Warrant, dated July 24, 2002 issued by Salon Media Group, Inc.
4.2.13(14)	Note dated as of October 3, 2002.
4.2.14(15)	Note and Warrant Purchase Agreement dated as of December 18, 2002.
4.2.15(15)	Form of Convertible Promissory Note, dated December 18, 2002 issued by Salon Media Group, Inc.
4.2.16(15)	Form of Common Stock Purchase Warrant, dated December 18, 2002 issued by Salon Media Group, Inc.
4.2.17(16)	Note and Warrant Purchase Agreement dated as of January 26, 2003.
4.2.18(16)	Form of Convertible Promissory Note, dated January 26, 2003 issued by Salon Media Group, Inc.
4.2.19(16)	Form of Common Stock Purchase Warrant, dated January 26, 2003 issued by Salon Media Group, Inc.
4.2.20(17)	Note and Warrant Purchase Agreement dated as of February 11, 2003.
4.2.21(17)	Form of Convertible Promissory Note, dated February 11, 2003 issued by Salon Media Group, Inc.
4.2.22(17)	Form of Common Stock Purchase Warrant, dated February 11, 2003 issued by Salon Media Group, Inc.
4.2.23(18)	Form of Note and Warrant Purchase Agreement used during March 2003.
4.2.24(18)	Form of Convertible Promissory Note used during March 2003 by Salon Media Group, Inc.

4.2.25(18)	Form of Common Stock Purchase Warrant used during March 2003 by Salon Media Group, Inc.
4.2.26(19)	Note and Warrant Purchase Agreement dated April 10, 2003.
4.2.27(19)	Convertible Promissory Note dated April 10, 2003 by Salon Media Group, Inc.
4.2.28(19)	Common Stock Purchase Warrant dated April 10, 2003 by Salon Media Group, Inc.
4.2.29(20)	Note and Warrant Purchase Agreement dated April 29, 2003.
4.2.30(20)	Convertible Promissory Note dated April 29, 2003 by Salon Media Group, Inc.
4.2.31(20)	Common Stock Purchase Warrant dated April 29, 2003 by Salon Media Group, Inc.
4.2.32(21)	Note and Warrant Purchase Agreement dated May 28, 2003.
4.2.33(21)	Convertible Promissory Note dated May 28, 2003 by Salon Media Group, Inc.
4.2.34(21)	Common Stock Purchase Warrant dated May 28, 2003 by Salon Media Group, Inc.
4.2.35(22)	Note and Warrant Purchase Agreement dated June 12, 2003.
4.2.36(22)	Convertible Promissory Note dated June 12, 2003 by Salon Media Group, Inc.
4.2.37(22)	Common Stock Purchase Warrant dated June 12, 2003 by Salon Media Group, Inc.
4.2.38(23)	Note and Warrant Purchase Agreement dated June 26, 2003.
4.2.39(23)	Convertible Promissory Note dated June 26, 2003 by Salon Media Group, Inc.
4.2.40(23)	Common Stock Purchase Warrant dated June 26, 2003 by Salon Media Group, Inc.
4.2.41(25)	Note and Warrant Purchase Agreement dated July 10, 2003.
4.2.42(25)	Convertible Promissory Note dated July 10, 2003 by Salon Media Group, Inc.
4.2.43(25)	Common Stock Purchase Warrant dated July 10, 2003 by Salon Media Group, Inc.
4.2.44(26)	Note and Warrant Purchase Agreement dated July 30, 2003.
4.2.45(26)	Convertible Promissory Note dated July 30, 2003 by Salon Media Group, Inc.
4.2.46(26)	Common Stock Purchase Warrant dated July 30, 2003 by Salon Media Group, Inc.
4.2.47(27)	Note and Warrant Purchase Agreement dated September 12, 2003.
4.2.48(27)	Convertible Promissory Note dated September 12, 2003 by Salon Media Group, Inc.
4.2.49(27)	Common Stock Purchase Warrant dated September 12, 2003 by Salon Media Group, Inc.
4.2.50(28)	Note and Warrant Purchase Agreement dated September 29, 2003.
4.2.51(28)	Convertible Promissory Note dated September 29, 2003 by Salon Media Group, Inc.
4.2.52(28)	Common Stock Purchase Warrant dated September 29, 2003 by Salon Media Group, Inc.
4.2.53(28)	Note and Warrant Purchase Agreement dated October 6, 2003.
4.2.54(28)	Convertible Promissory Note dated October 6, 2003 by Salon Media Group, Inc.
4.2.55(28)	Common Stock Purchase Warrant dated October 6, 2003 by Salon Media Group, Inc.
4.2.56(29)	Note and Warrant Purchase Agreement dated October 10, 2003.
4.2.57(29)	Convertible Promissory Note dated October 10, 2003 by Salon Media Group, Inc.
4.2.58(29)	Common Stock Purchase Warrant dated October 10, 2003 by Salon Media Group, Inc.
4.2.59(30)	Note and Warrant Purchase Agreement dated October 30, 2003.

4.2.60(30)	Convertible Promissory Note dated October 30, 2003 by Salon Media Group, Inc. with Ironstone Group, Inc.
4.2.61(30)	Common Stock Purchase Warrant dated October 30, 2003 by Salon Media Group, Inc. with Ironstone Group, Inc.
4.2.62(30)	Convertible Promissory Note dated October 30, 2003 by Salon Media Group, Inc. with John Warnock.
4.2.63(30)	Common Stock Purchase Warrant dated October 30, 2003 by Salon Media Group, Inc. with John Warnock.
4.2.64(30)	Note and Warrant Purchase Agreement dated November 12, 2003.
4.2.65(30)	Convertible Promissory Note dated November 12, 2003 by Salon Media Group, Inc.
4.2.66(30)	Common Stock Purchase Warrant dated November 12, 2003 by Salon Media Group, Inc.
4.2.67(31)	Note and Warrant Purchase Agreement dated November 24, 2003.
4.2.68(31)	Convertible Promissory Note dated November 24, 2003 by Salon Media Group, Inc. and John Warnock.
4.2.69(31)	Common Stock Purchase Warrant dated November 24, 2003 by Salon Media Group, Inc. for John Warnock.
4.2.70(31)	Convertible Promissory Note dated November 24, 2003 by Salon Media Group, Inc. and HAMCO Capital Corporation.
4.2.71(31)	Common Stock Purchase Warrant dated November 24, 2003 by Salon Media Group, Inc. for HAMCO Capital Corporation.
4.2.72(32)	Note and Warrant Purchase Agreement dated December 10, 2003.
4.2.73(32)	Convertible Promissory Note dated December 10, 2003 by Salon Media Group, Inc. and Wenner Media LLC.
4.2.74(32)	Common Stock Purchase Warrant dated December 10, 2003 by Salon Media Group, Inc. for Wenner Media LLC.
4.2.75(32)	Note and Warrant Purchase Agreement dated December 11, 2003.
4.2.76(32)	Convertible Promissory Note dated December 10, 2003 by Salon Media Group, Inc. and John Warnock.
4.2.77(32)	Common Stock Purchase Warrant dated December 10, 2003 by Salon Media Group, Inc. for John Warnock.
4.2.78(36)	Securities Purchase Agreement dated as of December 30, 2003 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.79(36)	Form of Common Stock Purchase Warrant dated December 30, 2003 issued by Salon Media Group, Inc.
4.2.80(37)	Securities Purchase Agreement dated as of February 10, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.81(37)	Form of Common Stock Purchase Warrant dated February 10, 2004 issued by Salon Media Group, Inc.
4.2.82(38)	Securities Purchase Agreement dated as of June 4, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.83(38)	Form of Common Stock Purchase Warrant dated June 4, 2004 issued by Salon Media Group, Inc.
4.2.84(39)	Amendment No. 1 to Securities Purchase Agreement dated as of September 30, 2004.

4.2.85(39)	Common Stock Purchase Warrant dated September 30, 2004 issued by Salon Media Group, Inc.
4.2.86(43)	Amendment No. 2 to Securities Purchase Agreement dated as of February 2, 2005.
4.2.87(43)	Form of Common Stock Purchase Warrant dated February 2, 2005 issued by Salon Media Group, Inc.
4.2.88(45)	Amendment No. 3 to Securities Purchase Agreement dated November 9, 2005.
4.2.89(46)	Amendment No. 4 to Securities Purchase Agreement dated December 21, 2005.
4.2.90(46)	Common Stock Purchase Warrant dated December 21, 2005 issued by Salon Media Group, Inc.
4.2.91(48)	Amendment No. 5 to Securities Purchase Agreement dated July 27, 2006.
4.2.92(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to The Hambrecht 1980 Revocable Trust.
4.2.93(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.94(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.95(49)	Amendment No. 6 to Securities Purchase Agreement dated September 21, 2006..
4.2.96(49)	Common Stock Purchase Warrant dated September 21, 2006 issued by Salon Media Group, Inc. to The Hambrecht 1980 Revocable Trust.
4.2.97(49)	Common Stock Purchase Warrant dated September 21, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.98(50)	Amendment No. 7 to Securities Purchase Agreement dated December 18, 2006..
4.2.99(50)	Common Stock Purchase Warrant dated December 18, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.100(50)	Common Stock Purchase Warrant dated December 18, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
5.0 (41)	Legal opinion filed by DLA Piper Rudnick Gray Cary US LLP dated January 14, 2005.
10.0(4)	Commercial Office Lease between Pacific Resources PCX Development, Inc. and Salon dated July 9, 1999.
10.0(6)	Rainbow Media Holdings, Inc. Stock Purchase Agreement dated December 3, 1999.
10.1(1)	1995 Stock Option Plan.
10.1(6)	Bravo Website Agreement dated January 12, 2000.
10.2(2)	1999 Employee Stock Purchase Plan.
10.2(6)	Bravo Production Agreement dated January 12, 2000.
10.3(1)	Form of Indemnity Agreement.
10.4(1)	Commercial Office Lease between T/W Associates and Salon dated June 25, 1997.
10.6(1)	Employment Agreement between Michael O’Donnell and Salon dated November 7, 1996.
10.6(9)	Employment Agreement between Robert O’Callahan and Salon dated June 26, 2000.
10.9(1)	Warrant to Purchase Stock issued to Imperial Bancorp dated December 17, 1998.
10.10(1)	Warrant to Purchase Stock issued to Imperial Bank dated April 13, 1998.
10.11(1)	Warrant to Purchase Stock issued to Imperial Bankcorp dated April 14, 1997.
10.12(1)	Warrant to Purchase Stock issued to America Online Inc. dated July 31, 1998.
10.13(1)	Warrant to Purchase Stock issued to Adobe Ventures II L.P. dated September 18, 1998.

10.14(1)	Warrant to Purchase Stock issued to ASCII Ventures dated September 18, 1998.
10.15(1)	Warrant to Purchase Stock issued to H&Q Salon Investors, L.P. dated September 18, 1998.
10.16(2)	Warrant to Purchase Stock issued to Daiwa Securities America Inc. dated April 14, 1999.
10.17(2)	Warrant to Purchase Stock issued to ACT III Communications dated April 14, 1999.
10.18(9)	Amendment No. 2 To Anchor Tenant Agreement between America Online, Inc. and Salon.
10.19(1)	Series A Preferred Stock Purchase Agreement dated December 22, 1995.
10.20(1)	First Amendment to the Series A Preferred Stock Purchase Agreement dated August 2, 1996.
10.21(1)	Second Amendment to the Series A Preferred Stock Purchase Agreement dated February 6, 1997.
10.22(1)	Series B Preferred Stock Purchase Agreement dated November 28, 1997.
10.23(1)	Series C Preferred Stock Purchase Agreement dated September 18, 1998.
10.24(1)	Series C Preferred Stock Purchase Agreement dated April 14, 1999.
10.25(2)	Warrant to Purchase Stock issued to Chatsworth Securities LLC dated April 14, 1999.
10.26(24)	Amended Office Lease between Salon’s San Francisco landlord and Salon dated June 24, 2003.
10.27(33)	Amended Office Lease between Salon’s San Francisco landlord and Salon dated December 31, 2003.
10.28(42)	Office Lease between BRE/Rincon II Leasehold L.L.C. and Salon Media Group, Inc. dated January 13, 2005.
10.29 (44)	Salon Media Group, Inc. 2004 Stock Plan.
10.30 (44)	Form of the Salon Media Group, Inc. Notice of Grant of Stock Option and Stock Option Agreement.
10.31(44)	Salon Media Group, Inc. Non-Plan Stock Option Agreement with David Talbot
10.32(47)	Employment Agreement with Christopher Neimeth
10.33(47)	Salon Media Group, Inc. Non-Plan Stock Option Agreement with Christopher Neimeth
16.1 (34)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
16.2 (35)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
21.1(8)	Subsidiaries of Salon.
23.2 (41)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm dated January 13, 2005.
23.3 (41)	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm dated January 12, 2005.
23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.
24.1(1)	Power of Attorney (included on page II-5).
31.1	Certification of Elizabeth Hambrecht, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.1	Certification of Elizabeth Hambrecht, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

Footnote	Footnote Description
1	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1 filed on April 19, 1999.
2	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on May 27, 1999.
3	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on June 18, 1999.
4	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on August 16, 1999.
5	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-8 filed on September 8, 1999.
6	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on February 14, 2000.
7	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 22, 2000.
8	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K405 filed on June 30, 2000.
9	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on November 13, 2000.
10	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on August 20, 2001.
11	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 25, 2001.
12	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on March 13, 2002.
13	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 29, 2002.
14	Incorporated by reference to the exhibit filed with Salon’s Current Report on Form 8-K filed on October 15, 2002.
15	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 30, 2002.
16	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 11, 2003.

17	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 24, 2003.
18	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on March 28, 2003.
19	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on April 22, 2003.
20	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 12, 2003.
21	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 10, 2003.
22	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 27, 2003.
23	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 11, 2003.
24	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on August 11, 2003.
25	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 25, 2003.
26	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on August 7, 2003.
27	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 29, 2003.
28	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 14, 2003.
29	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 27, 2003.
30	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 14, 2003.
31	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 9, 2003.
32	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 24, 2003.
33	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on February 6, 2004.
34	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 17, 2003.
35	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 26, 2003.
36	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 14, 2004.
37	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 25, 2004.

38	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 16, 2004.
39	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 6, 2004.
40	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 13, 2004.
41	Incorporated by reference to the exhibits filed with Salon’s Registration Statement on Form S-8 filed on January 14, 2005.
42	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 19, 2005.
43	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 4, 2005.
44	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K filed on June 29, 2005.
45	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 10, 2005.
46	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 22, 2005.
47	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 9, 2006.
48	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 31, 2006.
49	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 26, 2006.
50	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 20, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALON MEDIA GROUP, INC.

By: /s/ Elizabeth Hambrecht
Elizabeth Hambrecht
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elizabeth Hambrecht, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for her and in her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth Hambrecht	President and Chief Executive Officer,	June 27, 2007
Elizabeth Hambrecht	and Director
(Principal Executive Officer)

/s/ Conrad Lowry	Chief Financial Officer and Secretary	June 27, 2007
Conrad Lowry	(Principal Financial Officer)

/s/ Deepak Desai	Director	June 27, 2007
Deepak Desai

/s/ Robert Ellis	Director	June 27, 2007
Robert Ellis

/s/ George Hirsch	Director	June 27, 2007
George Hirsch

/s/ Robert McKay	Director	June 27, 2007
Robert McKay

/s/ James Rosenfield	Director	June 27, 2007
James H. Rosenfield

/s/ David Talbot	Director	June 27, 2007
David Talbot

/s/ John Warnock	Chairman of the Board, Director	June 27, 2007
John Warnock