Form 10-Q
period 2007-06-30
SALON MEDIA GROUP INC
filed 2007-08-10
CIK 1084332

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

                  For the quarterly period ended June 30, 2007
                                       or

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 1, 2007 was 1,939,572 shares.

================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------


                                                                           Page
PART I     FINANCIAL INFORMATION                                          Number

ITEM 1:    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2007
           (unaudited) and March 31, 2007....................................  3

           Condensed Consolidated Statements of Operations for the
           three months ended June 30, 2007 and 2006 (unaudited) ............  4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended June 30, 2007 and 2006 (unaudited) ............  5

           Notes to Condensed Consolidated Financial Statements (unaudited)..  6

ITEM 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 13

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk........ 19

ITEM 4:    Controls and Procedures........................................... 19

PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings................................................. 20

ITEM 1a:   Risk Factors...................................................... 20

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds....... 29

ITEM 3.    Defaults upon Senior Securities................................... 29

ITEM 4.    Submission of Matters to a Vote of Security Holders............... 29

ITEM 5.    Other Information................................................. 29

ITEM 6:    Exhibits.......................................................... 29

           Signatures........................................................ 30

----------------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------------------

                             SALON MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                 June 30,      March 31,
                                                                   2007          2007
                                                                ----------    ----------
Assets                                                          (Unaudited)

    Current assets:
       Cash and cash equivalents                                $      347    $      829
       Accounts receivable, net                                      1,429         1,007
       Prepaid expenses and other current assets                        77            53
                                                                ----------    ----------
       Total current assets                                          1,853         1,889
    Property and equipment, net                                        124           115
    Prepaid advertising rights                                       2,623         3,267
    Goodwill, net                                                      200           200
    Other assets                                                       104           134
                                                                ----------    ----------
       Total assets                                             $    4,904    $    5,605
                                                                ==========    ==========
Liabilities and stockholders' equity
    Current liabilities:
       Short-term borrowing                                     $      300   $         -
       Accounts payable and accrued liabilities                        709           762
       Deferred revenue                                                790           792
                                                                ----------    ----------
       Total current liabilities                                     1,799         1,554
    Long-term liabilities
       Other long-term liabilities                                      75            85
                                                                ----------    ----------
       Total liabilities                                             1,874         1,639
                                                                ----------    ----------

Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares
       authorized, 9,183 shares issued and outstanding at
       June 30, 2007 and March 31, 2007 (liquidation
       value of $22,542 at June 30, 2007)                                -             -
    Common stock, $0.001 par value, 30,000,000 shares
       authorized, 1,939,572 shares issued and outstanding
       at June 30, 2007 and March 31, 2007                               2             2
    Additional paid-in-capital                                      96,848        96,788
    Accumulated deficit                                            (93,820)      (92,824)
                                                                ----------    ----------
       Total stockholders' equity                                    3,030         3,966
                                                                ----------    ----------
       Total liabilities and stockholders' equity               $    4,904    $    5,605
                                                                ==========    ==========

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements


                                            3

                             SALON MEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                        --------------------
                                                          2007        2006
                                                        --------    --------

Net revenues                                            $  1,974    $  1,545
                                                        --------    --------

Operating expenses:
     Production and content                                1,320       1,268
     Sales and marketing                                   1,076         334
     Information technology support                          176         180
     General and administrative                              398         291
                                                        --------    --------
         Total operating expenses                          2,970       2,073
                                                        --------    --------

Loss from operations                                        (996)       (528)

Other income, net                                              -           3
                                                        --------    --------
Net loss                                                $   (996)   $   (525)
                                                        ========    ========

Basic and diluted net loss per share                    $  (0.51)   $  (0.42)

Weighted average shares used in computing basic
     and diluted net loss per share                        1,940       1,238

                                          SALON MEDIA GROUP, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                (Unaudited)

                                                                                     Three Months Ended
                                                                                           June 30,
                                                                                   ------------------------
                                                                                      2007          2006
                                                                                   ----------    ----------
Cash flows from operating activities:
   Net loss                                                                        $     (996)   $     (525)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         24            20
     Share-based compensation                                                              60            48
     Amortization of prepaid advertising rights                                           644            45
     Changes in assets and liabilities:
        Accounts receivable                                                              (422)         (286)
        Prepaid expenses, other current assets and other assets                             6            17
        Accounts payable, accrued liabilities and other long-term liabilities             (63)            6
        Deferred revenue                                                                   (2)          (74)
                                                                                   ----------    ----------
           Net cash used in operating activities                                         (749)         (749)
                                                                                   ----------    ----------

Cash flows from investing activities:
   Purchase of property and equipment                                                     (33)          (12)
                                                                                   ----------    ----------
           Net cash used by investing activities                                          (33)          (12)
                                                                                   ----------    ----------

Cash flows from financing activities:
   Proceeds from exercise of common stock warrants and options                              -           701
   Proceeds from short-term borrowing                                                     300             -
                                                                                   ----------    ----------
           Net cash provided by financing activities                                      300           701
                                                                                   ----------    ----------

Net decrease in cash and cash equivalents                                                (482)          (60)

Cash and cash equivalents at beginning of period                                          829           441
                                                                                   ----------    ----------

Cash and cash equivalents at end of period                                         $      347    $      381
                                                                                   ==========    ==========

Supplemental schedule of non-cash investing and financing activities:               $       -     $       -


The accompanying notes are an integral part of these condensed consolidated unaudited financial statements


                                                     5

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

Basis of Presentation:

     These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2007 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three months ended June 30, 2007 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2008.

     These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at June 30, 2007 of $93,820. In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2008. Because of past losses, and a history of negative cash flows from operations, Salon's independent registered public accounting firm for the years ended March 31, 2005, March 31, 2006 and March 31, 2007 have included a paragraph in its reports indicating substantial doubt as to Salon's ability to continue as a going concern.

     Based on cash projections for the remainder of the fiscal year ending March 31, 2008, Salon estimates it will require an additional $0.4 million cash inflow to meet operating needs. Salon expects to borrow an additional $0.4 million from Deutsche Bank Securities (see Note 3 "Borrowing Agreement") to meet this need. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in amounts borrowed. Salon expects that it will be able to repay an anticipated total $0.7 million outstanding under the borrowing agreement by March 31, 2008. Salon forecasts that it will incur a cash shortage of approximately $0.3 million between March 31, 2008 and June 30, 2008. As Salon and its Chairman have a current understanding that no borrowings will be made under the agreement after May 2008, Salon will likely seek the consent of Deutsche Bank Securities, Inc. and Salon's Chairman to permit borrowings under the agreement after May 2008. There is no certainty that Salon will be able to continue the borrowing agreement after May 2008.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

Concentration of Credit Risk

     No customer accounted for more than 10% of total revenue for the three-month periods ended June 30, 2007 and June 30, 2006. One customer accounted for 11% of the total accounts receivable as of June 30, 2007. No customer accounted for more than 10% of the total accounts receivable as of June 30, 2006.

Stock-Based Compensation

     Salon accounts for stock-based expenses pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires that all share-based payments, including grants of employee stock options, be recognized as an expense in the statement of operations based on their grant date fair values and vesting periods, which is 4 years.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

                                   Three Months Ended June 30,
                                   ---------------------------
                                       2007          2006
                                   ---------------------------
Risk-free interest rates              5.00%     4.94% - 4.97%
Expected term (in years)                4             4
Expected volatility                    116%      126% - 129%
Dividend yield                          0%            0%

     The expected term of the options of four years represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on historical volatility of Salon's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the service period of the stock options, or four years. Salon has not paid dividends in the past.

     Stock-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2007 and 2006 was $60 and $48, respectively. As of June 30, 2007, the aggregate stock compensation remaining to be amortized to expenses was $851. Salon expects this stock compensation balance to be amortized as follows: $204 during the remainder of fiscal 2008; $272 during fiscal 2009; $264 during fiscal 2010; $106 during fiscal 2011; and $5 during fiscal 2012. The expected amortization reflects only outstanding stock awards as of June 30, 2007.

Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 as of April 1, 2007 did not impact Salon's results of operations, financial position, or cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements," (SFAS 157). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 as of April 1, 2007 did not impact Salon's results of operations, financial position, or cash flows.

     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115," (SFAS 159). Under SFAS 159 entities will be permitted to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 is effective for fiscal years beginning after December 15, 2007 and allows for early adoption. Salon plans on adopting SFAS 159 in April 2008 and believes that the adoption of SFAS 159 will not impact Salon's results of operations, financial position, or cash flows.

2.   Goodwill Amortization and Intangible Assets

     In accordance with FASB No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill amortization was discontinued as of March 31, 2002. The carrying value of goodwill at June 30, 2007 and March 31, 2006 was $200 and has been found not to be impaired.

3.   Borrowing Agreement

     In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%. The agreement is guaranteed in its entirety by Salon's Chairman. Salon borrowed $300 from the credit agreement on June 28, 2007 and anticipates borrowing an additional $400 by December 2007. Salon expects to repay all amounts borrowed by March 31, 2008. Salon and its Chairman have a current understanding that no borrowings will be made under the agreement after May 2008. As Salon forecasts that it will require additional working capital after such time, it will likely seek the consent of Deutsche Bank Securities, Inc. and Salon's Chairman to permit borrowings under the agreement after May 2008.

4.   Stock-Based Compensation

     Salon has adopted certain equity incentive plans as described in Note 7, "Employee Stock Option Plan," of the notes to consolidated financial statements in Salon's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     The following table summarizes activity under Salon's plans for the three months ended June 30, 2007:

                                                      Weighted
                                     Outstanding       Average      Aggregate
                                        Stock         Exercise      Intrinsic
                                       Options          Price         Value
                                    -------------    -----------   -----------
Balance as of April 1, 2007             2,205,000       $4.67
Options granted under all plans           171,000       $1.36
Exercised                                       -           -
Cancelled                                (103,000)      $4.48
                                    -------------
Outstanding at June 30, 2007            2,273,000       $4.43          $125
                                    =============
Exercisable at June 30, 2007            1,398,000       $6.09             -
Expected to vest                          774,000       $2.02           $94

     The weighted average fair value per share of the stock option awards in the three months ended June 30, 2007 and 2006 was $1.06 and $2.61, respectively. The weighted average fair value of options vested during the three months ended June 30, 2007 was $2.64 per share. No options were exercised during the period ended June 30, 2007.

5.   Net Loss Per Share

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

                                                                               Three Months Ended
                                                                                    June 30,
                                                                           ----------------------------
                                                                               2007            2006
                                                                           ------------    ------------
Numerator:
  Net loss                                                                 $       (996)   $       (525)
                                                                           ============    ============

Denominator:
  Weighted average shares used in computing
     basic and diluted net loss per share                                     1,940,000       1,238,000
                                                                           ============    ============

  Basic and diluted net loss per share                                     $      (0.51)   $      (0.42)
                                                                           ============    ============
  Antidilutive securities including options, warrants and convertible
    preferred stock not included in net loss per share calculation           11,914,000      11,520,000

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

6.   Warrants

     During the three months ended June 30, 2007, two warrants to purchase a total of 22,161 shares of common stock with an exercise price of $2.695 per share expired. Of the two warrants, one for 20,129 shares was issued to Salon's Chairman. The warrants had been issued in conjunction with the issuance of Series D-1 preferred stock. The following are the remaining outstanding warrants as of June 30, 2007:

                                            Warrant        Exercise        Grant       Expiration
Warrant Holder                              Shares           Price         Date           Date
--------------------------------------   ------------    ------------   -----------   ------------
John Warnock                                  17,018          $2.485      09/30/04       09/30/07
Michael Doyle                                  5,000          $7.200      02/09/06       02/09/08
Dotcom Ventures                                1,568         $10.400      09/01/98       09/01/08
Adobe Systems, Inc.                            7,058         $10.400      09/23/98       09/23/08
Nancy and Timothy Armstrong                   20,225         $10.352      12/21/05       12/21/08
The Hambrecht 1980 Revocable Trust             9,097          $3.148      07/27/06       07/27/09
John Warnock                                   6,040          $3.148      07/27/06       07/27/09
John Warnock                                   3,056          $3.148      07/27/06       07/27/09
The Hambrecht 1980 Revocable Trust            17,599          $2.275      09/21/06       09/21/09
John Warnock                                  17,494          $2.275      09/21/06       09/21/09
Silicon Valley Bank                            2,214          $0.862      10/17/02       10/17/09
John Warnock                                   8,244          $1.495      12/18/06       12/18/09
John Warnock                                  24,536          $1.495      12/18/06       12/18/09
                                         ------------
                                             139,149
                                         ============

7.   Preferred Stock

     The conversion rate and common equivalent shares of Salon's preferred stock is as follows as of June 30, 2007:

                                                            Per share
                                                  -----------------------------       Common
                                    Shares          Purchase       Conversion       Equivalent
Preferred Stock                   Outstanding        Price            Rate            Shares
------------------------------   --------------   -------------   -------------    --------------
Series A                                    683         $4,000           1.968       1,388,185
Series B                                    125         $4,000           1.589         314,680
Series C                                  6,582           $800           0.800       6,582,000
Series D-1                                  417         $1,200           1.842         271,682
Series D-2                                  417         $1,200           2.168         230,769
Series D-3
   Issued on 12/21/05                       209         $1,200           1.842         136,168
   Issued on 07/27/06                       208         $1,200           2.431         102,677
Series D-4
   Issued on 07/27/06                        42         $1,200           2.431          20,732
   Issued on 09/21/06                       333         $1,200           1.694         235,852
   Issued on 12/18/06                        42         $1,200           0.917          54,961
Series D-5                                  125         $1,200           0.917         163,576
                                 --------------                                    -----------
Total                                     9,183                                      9,501,282
                                 ==============                                    ===========

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

     Warrants outstanding as of June 30, 2007 that have been issued to holders of Series D preferred stock are as follows:

                                          Exercise         Warrant
                                           Price           Shares
                                        -----------     ------------
Series D-2                                  $2.485           17,018
Series D-3
   Issued on 12/21/05                      $10.352           20,225
   Issued on 07/27/06                       $3.148           15,137
Series D-4
   Issued on 07/27/06                       $3.148            3,056
   Issued on 09/21/06                       $2.275           35,093
   Issued on 12/18/06                       $1.495            8,244
Series D-5                                  $1.495           24,536
                                                        ------------
                                                            123,309
                                                        ============

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

     The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors. In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock, and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

annual rate of 8%. If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of June 30, 2007, no dividend has been declared to the holders of preferred stock.

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

     If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them. Based on available information, Salon estimates that the holders of Series C preferred stock account for approximately 87% of this group of shareholders.

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

     The aggregate liquidation preferences of all preferred stockholders as of June 30, 2007 were $19,147 excluding the effect of undeclared dividends, and $22,542 including the effect of undeclared dividends.

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

Overview

     Salon is an Internet publishing pioneer. Salon's award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment. Committed to interactivity, the Website located at www.salon.com, also hosts two online communities, Table Talk and The Well, and hosts some user blogs. In 2005, the site automated its "Letters to the Editor" feature so that readers can post their own comments to stories directly. During the year ended March 31, 2007, Salon added a daily blog by the independent blogger Glenn Greenwald, a weekly column by founding member Gary Kamiya, a weekly food feature "Eat and Drink," brought back culture writer Camille Paglia to do a monthly column, Literary Guide to the World, and a daily blog by Editor-in-Chief Joan Walsh. In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

     This section and other parts of this Form 10-Q should be considered in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Matters of interest therein include, but are not limited to, Salon's disclosure of critical accounting policies.

Sources of Revenue

     The most significant portion of Salon's revenues is derived from the sale of advertising and promotional space on its Website. The sale of promotional space is generally less than ninety days in duration. Advertising units sold include "rich media" streaming advertisements, as well as traditional banner and pop-up advertisements.

     Salon also derives a significant portion of its revenues from its Salon Premium subscription program. Prior to March 2007, subscriptions to Salon Premium were generally $35 for one year with no ads, and during March 2007, the rate was increased to $45. Salon Premium revenue is recognized ratably over the period that services are provided. This source of revenue has been decreasing since Salon's quarter ended December 31, 2004 when paid subscriptions peaked at approximately 89,100, decreased to approximately 47,200 as of March 31, 2007 and to approximately 44,000 as of June 30, 2007. Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue.

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

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel costs, travel, and other costs associated with Salon's sales force, business development efforts and its subscription service. It also includes advertising, promotional and the amortization of prepaid advertising rights.

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

     Salon has incurred significant net losses and negative cash flows from operations since its inception. As of June 30, 2007, Salon had an accumulated deficit of $93.8 million. These losses have been funded primarily through the issuance of common stock from Salon's initial public offering in June 1999, issuance of preferred stock, and from the issuance of convertible notes payable.

     Burr, Pilger & Mayer LLP, Salon's independent accountants for the years ended March 31, 2007, March 31, 2006 and March 31, 2005 have included a paragraph in their report indicating that substantial doubt exists as to Salon's ability to continue as a going concern because of Salon's recurring operating losses, negative cash flow and accumulated deficit.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon's significant accounting policies are described in Note 2 to the consolidated financial statements of Salon's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Salon believes accounting policies and estimates related to revenue recognition, prepaid advertising rights and share-based compensation are the most critical to Salon's financial statements. Future results may differ from current estimates if different assumptions or conditions were to prevail.

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

     Advertising revenues, derived from the sale of promotional space on its Website, comprised 70%, 57% and 54% of Salon's revenues, respectively for the years ended March 31, 2007, 2006 and 2005. Advertising revenues comprised 72% and 57% of Salon's revenues, respectively, for the three months ended June 30, 2007 and June 30, 2006. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon's obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisement viewed, or a set number of days that a Site Pass advertisement will run. To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these "make good" impressions are not agreeable to an advertiser, no further revenue is recognized.

     Salon Premium, a pay-for-online content service, provides unrestricted access to Salon's content with no banners, pop-ups or site pass advertisements, and includes free magazine subscriptions, free access to Table Talk, an on-line forum, and the ability to download easily content in text or PDF format, a convenience that enables readers to view Salon's content when not connected to the Internet. The subscription duration for Salon Premium is generally one year. Readers who are not Salon Premium subscribers can gain access to Salon's content after viewing some form of advertisement.

     Salon offers The Well as a monthly subscription service for access to on-line discussion forums. Revenue is recognized ratably over the subscription period.

Prepaid Advertising Rights

     In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings ("Rainbow") and received $11.8 million of advertising credits that were to be utilized by December 31, 2009. As the per share price of Salon's common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million. As of June 30, 2007, Salon has $3.8 million advertising credits resulting from the transaction, valued at $2.6 million for financial reporting purposes. Of the $3.8 million of advertising credits, approximately $2.5 million remain with Rainbow and approximately $1.3 million are with NBC. Salon believes that it should be able to utilize all the credits with NBC before they expire on December 31, 2009, but may not be able to fully utilize the credits that are the obligation of Rainbow.

Salon is currently exploring ways of fully utilizing the Rainbow credits before they expire and may not be successful in this endeavor. Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement.

Accounting for Share-Based Compensation

     Salon accounts for share-based compensation under SFAS 123R and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

     Salon recognized stock-based expense of $60,000 and $48,000 during the three months ended June 30, 2007 and June 30, 2006, respectively. As of June 30, 2007, Salon had an aggregate of $851,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. Salon currently expects this stock compensation balance to be amortized as follows: $204,000 during the remainder of fiscal 2008; $272,000 during fiscal 2009; $264,000 during fiscal 2010; $106,000 during fiscal 2011; and $5,000 during fiscal 2012. The expected amortization reflects only outstanding stock awards as of June 30, 2007. Salon expects to continue to issue share-based awards to our employees in future periods.

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


Results of Operations for the Three Months Ended June 30, 2007 Compared To the Three Months Ended June 30, 2006

Net revenues:

     Net revenues increased 28% to $2.0 million for the three months ended June 30, 2007 from $1.5 million for the three months ended June 30, 2006. The revenue of $2.0 million for the first quarter of fiscal year 2008 represents a record first quarter for Salon, surpassing the former record of $1.7 million recorded for the first quarter of fiscal year 2005.

     Advertising revenues increased to $1.4 million for the three months ended June 30, 2007 from $0.9 million for the three months ended June 30, 2006, an increase of 61%. The increase in advertising revenues reflects Salon securing more orders at a larger value than last year, reflecting a greater number of advertisers willing to advertise on Salon' Website. Salon has consequently been increasing its sales staff to capitalize on this trend. A significant factor contributing to advertisers' willingness to advertise on Salon's Website is Salon's increasing number of monthly unique Website visitors. The number of monthly unique Website visitors for the three months ended June 30, 2007 averaged 4.1 million, an increase of 44% from the same time period a year ago. In addition, during the month of March 2007, Salon attracted 4.4 million monthly unique readers, a company record. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

     Salon Premium subscription revenues decreased to $351,000 for the three months ended June 30, 2007 from $433,000 for the three months ended June 30, 2006. The decrease reflects Salon's shift in emphasis to its more lucrative advertising business from its subscription business. Salon expects this decrease to continue as the number of paid subscriptions has declined from approximately 47,200 as of March 31, 2007 to approximately 44,000 as of June 30, 2007.

     Revenues from all other sources were $0.2 million for the three months ended June 30, 2007 and for the three months ended June 30, 2006. Approximately half of this revenue was derived from The Well, an on-line discussion forum.

Production and content:

     Production and content expenses were $1.3 million for the three months ended June 30, 2007 and for the three months ended June 30, 2006, with no material change in expense categories within the two time periods.

Sales and marketing:

     Sales and marketing expenses were $1.1 million for the three months ended June 30, 2007 compared to $0.3 million for the three months ended June 30, 2006. The increase primarily reflects utilizing $0.6 million of advertising credits this year compared to only $45,000 last year as Salon was testing the effectiveness of using the ad credits for Web based advertisements on NBC on-line properties. In addition, the results for the three months ended June 30, 2007 included an additional $0.1 million of compensation costs compared to the prior year, reflecting an increase in sales staff.

Information technology support:

     Information technology support expenses were $0.2 million for the three months ended June 30, 2007 and for the three months ended June 30, 2006, with no material change in expense categories within the two time periods.

General and administrative:

     General and administrative expenses were $0.4 million for the three months ended June 30, 2007 compared to $0.3 million for the three months ended June 30. 2006, an increase of $0.1 million. The 37% increase primarily reflects additional payroll and recruiting costs.

Liquidity and capital resources:

     As of June 30, 2007, Salon had $0.3 million in cash that reflected receiving $0.3 million from a short term borrowing agreement.

     Net cash used in operations was $0.7 million for the three months ended June 30, 2007 and for the three months ended June 30, 2006. The principal use of cash during the three months ended June 30, 2007 was to fund the $1.0 million net loss for the period and the $0.4 million increase in accounts receivable, offset by $0.7 million of non-cash charges. The principal use of cash during the three months ended June 30, 2006 was to fund the $0.5 million net loss for the period and the $0.3 million increase in accounts receivable, offset by $0.1 million of non-cash charges. The accounts receivable, net as of June 30, 2007 of $1.4 million, representing primarily advertising sales during the quarter, is expected to be received within the next four months. No material account receivable balance is delinquent as of this filing.

     Net cash used in investing activities was an immaterial amount during the three months ended June 30, 2007 and for the three months ended June 30, 2006.

     The net cash from financing activities of $0.3 million for the three months ended June 30, 2007 reflected the amounts received under a borrowing agreement with Deutsche Bank Securities during the period. The net cash from financing activities of $0.7 million for the three months ended June 30, 2006 reflected amounts received from the exercise of warrants.

     Based on cash projections for the remainder of the fiscal year ending March 31, 2008, Salon estimates it will require an additional $0.4 million cash inflow to meet operating needs. Salon expects to borrow an additional $0.4 million from it borrowing agreement with Deutsche Bank Securities to meet this need. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in amounts borrowed. Salon expects that it will be able to repay the anticipated total $0.7 million outstanding under the borrowing agreement by March 31, 2008. Salon forecasts that between March 31, 2008 and June 30, 2008 it will incur a cash shortage of approximately $0.3 million. As Salon and its Chairman have a current understanding that no borrowings will be made under the agreement after May 2008, Salon will likely seek the consent of Deutsche Bank Securities, Inc. and Salon's Chairman to permit borrowings under the agreement after May 2008. There is no certainty that Salon will be able to continue the borrowing agreement after May 2008.

Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 as of April 1, 2007 did not impact Salon's results of operations, financial position, or cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements," (SFAS 157). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 as of April 1, 2007 did not impact Salon's results of operations, financial position, or cash flows.

     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115," (SFAS 159). Under SFAS 159 entities will be permitted to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 is effective for fiscal years beginning after December 15, 2007 and allows for early adoption. Salon plans on adopting SFAS 159 in April 2008 and believes that the adoption of SFAS 159 will not impact Salon's results of operations, financial position, or cash flows.

Off-Balance-Sheet Arrangements

     Salon has no off-balance-sheet arrangements.

Contractual Obligations

     As of June 30, 2007, Salon has no outstanding capital leases and does not anticipate entering into similar debt instruments during its year ending March 31, 2008. The following summarizes Salon's contractual obligations as of June 30, 2007, and the effect these contractual obligations are expected to have on Salon's liquidity and cash flows in future periods (in thousands):

                                         Payments Due By Period
                       ---------------------------------------------------------
                                         1 Year                       More than
                           Total         or Less     1 - 3 Years       3 Years
                       ------------   ------------   ------------   ------------
Operating leases       $        664   $        453   $        211   $          -
Short-term borrowings           300            300              -              -
                       ------------   ------------   ------------   ------------
     Total             $        964   $        753   $        211   $          -
                       ============   ============   ============   ============


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk. Salon feels that the risk of a rate change is immaterial as Salon contemplates having a maximum of only $0.7 million of debt outstanding during its fiscal year ending March 31, 2008. As of June 30, 2007, Salon has $0.3 million outstanding under this agreement and estimates this to increase to $0.7 million, with repayment anticipated to occur by March 31, 2008. As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

     If Salon forecasts or experiences periods of limited, or diminishing cash resources, Salon may need to issue additional securities. In June 2007, Salon received a $0.3 million loan based on an agreement with a financial institution that is guaranteed by Salon's Chairman. There is no guarantee that Salon will be able to issue additional securities in future periods to meet cash needs, or that its Chairman will continue to guarantee a credit agreement. Salon's ability to continue as a going concern may be adversely affected if it is unable to raise additional cash from these sources.

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

     Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon's cash availability and its ability to fund its operations.

Salon's principal stockholders can exercise a controlling influence over Salon's business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

     Based on information available to Salon, the holders of Salon's Series A, B, C and D preferred stock collectively own approximately 92% of all voting securities. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 69% is held by former Directors and related parties, of which approximately 19% is controlled directly or indirectly by William Hambrecht and approximately 42% by Chairman and Director John Warnock. Therefore, related parties by themselves own a controlling interest in Salon.

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

Future sales of significant number of shares of Salon's common stock by principal stockholders could cause its stock price to decline

     Salon's preferred stockholders can convert their 9,183 shares of preferred stock to approximately 9.5 million shares of common stock at any time. As Salon's common stock is normally thinly traded, if these stockholders were to convert their shares of preferred stock to common stock and sell the resulting shares, the per share price of Salon's common stock may be adversely affected. For example, effective July 31, 2006, a Series A preferred stockholder converted 62 shares of Series A preferred stock to 124,536 shares of common stock, and shortly thereafter converted a warrant to 7,840 shares of common stock, for a total of 132,376 shares of common stock. Between July 31, 2006 and October 30, 2006, the shareholder sold approximately 84,460 of these shares, and during the same period of time, Salon's common stock dropped from $3.20 to $1.80 per share.

Salon may not be able to receive the full value of its advertising credits

     As of June 30, 2007, Salon has $3.8 million of advertising credits for which it has valued at $2.6 million that expire on December 31, 2009. Of the $3.8 million, approximately $2.5 million are the obligation of Rainbow Media Holdings ("Rainbow") and approximately $1.3 million are the obligation of NBC. Salon feels that it should be able fully utilize the credits with NBC before they expire and may not be able to fully utilize the credits that are the obligation of Rainbow. Salon is currently exploring ways of fully utilizing the Rainbow credits before they expire and may not be successful in this endeavor. Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement.

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

Salon's preferred stockholders are entitled to potentially significant liquidation preferences of Salon's assets over common stockholders in the event of such an occurrence

     Salon's Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $22.5 million in potential sales proceeds as of June 30, 2007, which includes the effect of undeclared dividends of $3.4 million. If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $22.5 million of cash distributions, while the holders of common stock would receive none of this amount. If a liquidation event were to occur in excess of $22.5 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

     Burr, Pilger & Mayer LLP, Salon's independent registered public accounting firm for the years ended March 31, 2005, March 31, 2006, and March 31, 2007, included a "going-concern" audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about Salon's ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the "going-concern" opinions, Salon's stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Salon Premium memberships have been declining and will most likely continue to decline, adversely affecting revenues and available cash

     Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002. Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004. However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 47,200 as of March 31, 2007 and to approximately 44,000 as of June 30, 2007. Salon forecasts that these memberships will continue to decline to approximately 36,000 as of March 31, 2008. If the decline were to be in excess of anticipated amounts, Salon's operations and available cash could be adversely affected.

Salon is dependant on advertising sales for much of its revenues, and its inability to maintain or increase advertising revenues could harm its business

     Maintaining or increasing Salon's advertising revenues depends upon many factors, including whether it will be able to:

     o successfully sell and market its Website auto start Site Pass or other rich media advertisements;

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

Salon's technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website, reduced advertising revenues, or a loss of Salon Premium subscribers

     Salon is constantly upgrading its technology to manage its Website and its Salon Premium program. In addition, it is creating technology for new products that Salon hopes to launch during the fiscal year. If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery and subscription management, its Website or subscription management systems may not operate properly, which could harm Salon's business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm Salon's business. Moreover, complex software products such as its online publishing and subscription management systems frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

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

Concerns about transactional security may hinder electronic commerce on Salon's Website and may expose Salon to potential liability

     A significant barrier to sale of subscriptions and electronic commerce is the secure transmission of confidential information over public networks. Any breach in Salon's security could expose it to a risk of loss or litigation and possible liability. Salon relies on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in the capabilities of Internet hackers, or other developments, a compromise or breach of the algorithms Salon uses to protect customer transaction data may occur. A compromise of Salon's security could severely harm its business. A party who is able to circumvent Salon's security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of its Website.

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

Salon's systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

     Substantially all of Salon's communications hardware and computer hardware operations for its Website are in a facility in San Francisco, California that has been extensively retrofitted to withstand a major earthquake. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in its services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting Salon's Website and could cause advertisers to terminate any agreements with Salon. In addition, Salon could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, Salon's business could be harmed. Salon's insurance policies may not adequately compensate it for losses that may occur due to any failures of or interruptions in its systems. Salon does not presently have a formal disaster recovery plan.

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

     o the Board of Directors approved the transaction in which the stockholder acquired 15% or more of the corporation's assets;

     o after the transaction in which the stockholder acquired 15% or more of the corporation's assets, the stockholder owned at least 85% of the corporation's outstanding voting stock, excluding shares owned by directors, officers and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

     o on or after this date, the merger or sale is approved by the Board of Directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

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

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

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


                             SALON MEDIA GROUP, INC.


Dated:  August 10, 2007                   /s/ Elizabeth Hambrecht
                                          -------------------------------------
                                          Elizabeth Hambrecht
                                          President and Chief Executive Officer


Dated:  August 10, 2007                   /s/ Conrad Lowry
                                          -------------------------------------
                                          Conrad Lowry
                                          Chief Financial Officer and Secretary