Form 10-Q
period 2007-09-30
SALON MEDIA GROUP INC
filed 2007-11-08
CIK 1084332

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

                For the quarterly period ended September 30, 2007
                                       or

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on November 1, 2007 was 1,939,572 shares.

================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------


                                                                           Page
PART I    FINANCIAL INFORMATION                                           Number

ITEM 1:   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2007
          (unaudited) and March 31, 2007....................................   3

          Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2007 and 2006
          (unaudited) ......................................................   4

          Condensed Consolidated Statements of Cash Flows for the six
          months ended September 30, 2007 and 2006 (unaudited) .............   5

          Notes to Condensed Consolidated Financial Statements (unaudited)..   6

ITEM 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  14

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk........  21

ITEM 4:   Controls and Procedures...........................................  21

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings.................................................  22

ITEM 1a:  Risk Factors......................................................  22

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......  30

ITEM 3.   Defaults upon Senior Securities...................................  30

ITEM 4.   Submission of Matters to a Vote of Security Holders...............  30

ITEM 5.   Other Information.................................................  30

ITEM 6:   Exhibits..........................................................  31

          Signatures........................................................  31

---------------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------

                                SALON MEDIA GROUP, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share and per share amounts)

                                                           September 30,     March 31,
                                                               2007            2007
                                                           ------------    ------------
Assets                                                      (Unaudited)
   Current assets:
     Cash and cash equivalents                             $        177    $        829
     Accounts receivable, net                                     1,692           1,007
     Prepaid expenses and other current assets                       99              53
                                                           ------------    ------------
      Total current assets                                        1,968           1,889
   Property and equipment, net                                      189             115
   Prepaid advertising rights                                     2,547           3,267
   Goodwill, net                                                    200             200
   Other assets                                                     104             134
                                                           ------------    ------------
      Total assets                                         $      5,008    $      5,605
                                                           ============    ============
Liabilities and stockholders' equity
   Current liabilities:
     Short-term borrowing                                  $        700     $         -
     Accounts payable and accrued liabilities                       693             762
     Deferred revenue                                               767             792
                                                           ------------    ------------
      Total current liabilities
                                                                  2,160           1,554
   Long-term liabilities
     Other long-term liabilities                                     64              85
                                                           ------------    ------------
      Total liabilities                                           2,224           1,639
                                                           ------------    ------------
Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000 shares
     authorized, 9,183 shares issued and outstanding at
     September 30, 2007 and March 31, 2007 (liquidation
     value of $22,743 at September 30, 2007)                          -               -
   Common stock, $0.001 par value, 30,000,000 shares
     authorized, 1,939,572 shares issued and outstanding
     at September 30, 2007 and March 31, 2007                         2               2
   Additional paid-in-capital                                    96,910          96,788
   Accumulated deficit                                          (94,128)        (92,824)
                                                           ------------    ------------
      Total stockholders' equity
                                                                  2,784           3,966
                                                           ------------    ------------
      Total liabilities and stockholders' equity           $      5,008    $      5,605
                                                           ============    ============

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements


                                           3

                                           SALON MEDIA GROUP, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands, except per share data)
                                                 (unaudited)

                                                           Three Months Ended          Six Months Ended
                                                              September 30,              September 30,
                                                        ------------------------    ------------------------
                                                           2007          2006          2007          2006
                                                        ----------    ----------    ----------    ----------

Net revenues                                            $    2,132    $    1,884    $    4,106    $    3,429
                                                        ----------    ----------    ----------    ----------

Operating expenses:
    Production and content                                   1,346         1,290         2,666         2,558
    Sales and marketing                                        547           402         1,623           736
    Information technology support                             195           252           371           432
    General and administrative                                 345           289           743           580
                                                        ----------    ----------    ----------    ----------
        Total operating expenses                             2,433         2,233         5,403         4,306
                                                        ----------    ----------    ----------    ----------

Loss from operations                                          (301)         (349)       (1,297)         (877)
Other income (expense), net                                     (7)            -            (7)            3
                                                        ----------    ----------    ----------    ----------
       Net loss                                               (308)         (349)       (1,304)         (874)

Preferred deemed dividend                                        -          (186)            -          (186)
                                                        ----------    ----------    ----------    ----------
Net loss attributable to common stockholders            $     (308)   $     (535)   $   (1,304)   $   (1,060)
                                                        ==========    ==========    ==========    ==========

Basic and diluted net loss per share attributable
       to common stockholders                           $    (0.16)   $    (0.31)   $    (0.67)   $    (0.72)

Weighted average shares used in computing basic
       and diluted net loss per share attributable
       to common stockholders                                1,940         1,719         1,940         1,480

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements


                                                      4

                                          SALON MEDIA GROUP, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                (Unaudited)
                                                                                      Six Months Ended
                                                                                        September 30,
                                                                                  ------------------------
                                                                                     2007          2006
                                                                                  ----------    ----------
Cash flows from operating activities:
  Net loss                                                                        $   (1,304)   $     (874)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                                        44            42
     Share-based compensation                                                            122           121
     Amortization of prepaid advertising rights                                          720           106
     Changes in assets and liabilities:
       Accounts receivable                                                              (685)         (624)
       Prepaid expenses, other current assets and other assets                           (16)           67
       Accounts payable, accrued liabilities and other long-term liabilities             (90)          (42)
       Deferred revenue                                                                  (25)         (132)
                                                                                  ----------    ----------
         Net cash used in operating activities                                        (1,234)       (1,336)
                                                                                  ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment                                                    (118)          (29)
                                                                                  ----------    ----------
         Net cash used by investing activities                                          (118)          (29)
                                                                                  ----------    ----------

Cash flows from financing activities:
  Proceeds from exercise of common stock warrants and options                              -           763
  Proceeds from issuance of preferred stock, net                                           -           700
  Proceeds from short-term borrowing                                                     700             -
                                                                                  ----------    ----------
         Net cash provided by financing activities                                       700         1,463
                                                                                  ----------    ----------

Net increase (decrease) in cash and cash equivalents                                    (652)           98

Cash and cash equivalents at beginning of period                                         829           441
                                                                                  ----------    ----------

Cash and cash equivalents at end of period                                        $      177    $      539
                                                                                  ==========    ==========

Supplemental schedule of non-cash investing and financing activities:
  Preferred deemed dividend                                                        $       -    $      186


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

Basis of Presentation:

     These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2007 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the six months ended September 30, 2007 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2008.

     These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at September 30, 2007 of $94,128. In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2008. Because of past losses, and a history of negative cash flows from operations, Salon's independent registered public accounting firm for the years ended March 31, 2005, March 31, 2006 and March 31, 2007 have included a paragraph in its reports indicating substantial doubt as to Salon's ability to continue as a going concern.

     To meet operating needs, subsequent to September 30, 2007, Salon borrowed an additional $0.2 million under an agreement with Deutsche Bank Securities for a total debt outstanding subsequent to September 30, 2007 of $0.9 million. To provide Salon with additional liquidity, Salon intends to sell to an existing investor 292 shares authorized but unissued shares of its Series D-5 preferred stock for which Salon will receive $0.35 million. Salon contemplates issuing these securities on or before November 30, 2007. Based on current cash projections, Salon estimates that after a completion of the private placement of Series D-5 preferred stock, it will require an additional $0.3 - $0.4 million of cash to meet operating needs through September 30, 2008. To meet this future cash need, Salon will have to incur additional indebtedness or raise additional working capital through the sale of equity securities in a private placement. However, Salon does not currently have an agreement in place to provide such financing, and there is no certainty that Salon will be able to enter into definitive agreements for such financing on commercially reasonable terms.

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

Concentration of Credit Risk

     No customer accounted for more than 10% of total revenue for the three or six-month periods ended September 30, 2007 and September 30, 2006. No customer accounted for more than 10% of the total accounts receivable as of September 30, 2007. One customer accounted for 11% of the total accounts receivable as of September 30, 2006.

Stock-Based Compensation

     Salon accounts for stock-based expenses pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires that all share-based payments, including grants of employee stock options, be recognized as an expense in the statement of operations based on their grant date fair values and vesting periods, which is generally four years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

                              Three months ended           Six months ended
                                September 30,                September 30,
                           -------------------------   ------------------------
                               2007         2006          2007          2006
                           -----------  ------------   ----------   -----------
Risk-free interest rates       N/A         4.73%          5.0%      4.73%-4.97%
Expected term (in years)       N/A           4              4            4
Expected volatility            N/A          116%          116%       116%-129%
Dividend yield                 N/A           0%            0%            0%

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

     Stock-based compensation expense recognized under SFAS 123R for the three and six months ended September 30, 2007 was $62 and $122, respectively and was $73 and $121 for the three and six months ended September 30, 2006, respectively. As of September 30, 2007, the aggregate stock compensation remaining to be amortized to expenses was $759. Salon expects this stock compensation balance to be amortized as follows: $129 during the remainder of fiscal 2008; $259 during fiscal 2009; $258 during fiscal 2010; $108 during fiscal 2011; and $5 during fiscal 2012. The expected amortization reflects only outstanding stock awards as of September 30, 2007.

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

2.   Goodwill Amortization and Intangible Assets

     In accordance with FASB No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), goodwill amortization was discontinued as of March 31, 2002. The carrying value of goodwill at September 30, 2007 and March 31, 2006 was $200 and has been found not to be impaired.

3.   Fair Value Measurements

     The fair values of Salon's assets that are valued on a nonrecurring basis are as follows:

                                  Quoted Prices
                                    in Active     Significant
                                   Markets for       Other       Significant
                        Period      Identical     Observable    Unobservable    Total
                        Ended         Assets        Inputs         Inputs       Gains
Description            9/30/07      (Level 1)      (Level 2)      (Level 3)    (Loses)
                      ---------   -------------   -----------   ------------   -------

Long-lived assets
   held and used        $2,547                                     $2,547          $0

Goodwill                  $200                                       $200          $0
                                                                               -------
                                                                                   $0
                                                                               =======

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     Salon's long-lived assets held and used are its prepaid advertising rights. These prepaid advertising rights and goodwill have not been found to be impaired as of September 30, 2007.

4.   Warrants

     During the six months ended September 30, 2007, three warrants to purchase a total of 39,179 shares of common stock with a weighted average exercise price of $2.60 per share expired. Of the three warrants, two that represented 37,147 shares had been issued to Salon's Chairman. The following are the remaining outstanding warrants as of September 30, 2007:

                                               Warrant      Exercise        Grant       Expiration
Warrant Holder                                 Shares         Price         Date           Date
-----------------------------------------   ------------   -----------   -----------   ------------
Michael Doyle                                     5,000        $7.200      02/09/06       02/09/08
Dotcom Ventures                                   1,568       $10.400      09/01/98       09/01/08
Adobe Systems, Inc.                               7,058       $10.400      09/23/98       09/23/08
Nancy and Timothy Armstrong                      20,225       $10.352      12/21/05       12/21/08
The Hambrecht 1980 Revocable Trust                9,097        $3.148      07/27/06       07/27/09
John Warnock                                      6,040        $3.148      07/27/06       07/27/09
John Warnock                                      3,056        $3.148      07/27/06       07/27/09
The Hambrecht 1980 Revocable Trust               17,599        $2.275      09/21/06       09/21/09
John Warnock                                     17,494        $2.275      09/21/06       09/21/09
Silicon Valley Bank                               2,214        $0.862      10/17/02       10/17/09
John Warnock                                      8,244        $1.495      12/18/06       12/18/09
John Warnock                                     24,536        $1.495      12/18/06       12/18/09
                                            -----------
                                                122,131
                                            ===========

5.   Borrowing Agreement

     In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million and for Salon's obligation to be guaranteed in its entirety by Salon's Chairman. The interest rate under the agreement of prime less 0.25% was initially 8%, and on September 16, 2007, declined to 7.5%. Salon has recognized $7 of interest expense under the agreement. As of September 30, 2007, Salon has borrowed $700, and subsequent to that date, borrowed an additional $200. Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman until March 31, 2009. Though Deutsche Bank Securities may demand repayment of amounts borrowed at any time, based on conversations with a representative of Deutsche Bank Securities, Salon does not believe that it is likely until March 31, 2009.

6.   Stock-Based Compensation

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

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

     The following table summarizes activity under Salon's plans for the six months ended September 30, 2007:

                                                             Weighted
                                          Outstanding        Average        Aggregate
                                             Stock           Exercise       Intrinsic
                                            Options            Price          Value
                                       -----------------    -----------    -----------
Balance as of April 1, 2007                2,205,000            $4.67
Options granted under all plans              171,000            $1.36
Exercised                                       -                   -
Cancelled                                   (156,000)           $3.82
                                       -----------------
Outstanding at September 30, 2007          2,220,000            $4.48           $320
                                       =================
Exercisable at September 30, 2007          1,416,000            $6.05              -
Expected to vest                             768,000            $1.98           $249

     The weighted average fair value per share of the stock option awards in the six months ended September 30, 2007 and 2006 was $1.06 and $2.40, respectively. The weighted average fair value of options vested during the six months ended September 30, 2007 was $2.58 per share. No options were exercised during the period ended September 30, 2007.

7.   Net Loss Per Share

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

                                                        Three Months Ended               Six Months Ended
                                                           September 30                    September 30
                                                    ----------------------------    ----------------------------
                                                        2007            2006            2007            2006
                                                    ------------    ------------    ------------    ------------
Numerator:
   Net loss attributable to common stockholders     $       (308)   $       (535)   $     (1,304)   $     (1,060)

Denominator:
   Weighted average shares used in computing
   basic and diluted net loss per share
   attributable to common stockholders                     1,940           1,719           1,940           1,480

   Basis and diluted net loss per share
   attributable to common stockholders              $      (0.16)   $      (0.31)   $      (0.67)   $      (0.72)

Antidilutive securities including options,
   warrants, and convertible preferred
   stock not included in net loss attributable
   to common stockholder per share calculation        11,844,000      11,478,000      11,844,000      11,478,000

                             SALON MEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

8.   Preferred Stock

     The conversion rate and common equivalent shares of Salon's preferred stock is as follows as of September 30, 2007:

                                                         Per share
                                                 --------------------------       Common
                                    Shares         Purchase     Conversion      Equivalent
Preferred Stock                   Outstanding       Price         Price           Shares
--------------------------------  ------------   -----------   ------------   ------------
Series A                                  683        $4,000         $1.968      1,388,185
Series B                                  125        $4,000         $1.589        314,680
Series C                                6,582          $800         $0.800      6,582,000
Series D-1                                417        $1,200         $1.842        271,682
Series D-2                                417        $1,200         $2.168        230,769
Series D-3
       Issued on 12/21/05                 209        $1,200         $1.842        136,168
       Issued on 07/27/06                 208        $1,200         $2.431        102,677
Series D-4
       Issued on 07/27/06                  42        $1,200         $2.431         20,732
       Issued on 09/21/06                 333        $1,200         $1.694        235,852
       Issued on 12/18/06                  42        $1,200         $0.917         54,961
Series D-5                                125        $1,200         $0.917        163,576
                                  ------------                                ------------
Total                                   9,183                                   9,501,282
                                  ============                                ============

     The Series A, B, C and D preferred stock conversion rate is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon stock issuances.

     Warrants outstanding as of September 30, 2007 that have been issued to holders of Series D preferred stock are as follows:

                                             Exercise        Warrant
                                              Price          Shares
                                            ----------     ----------
Series D-3
       Issued on 12/21/05                     $10.352         20,225
       Issued on 07/27/06                      $3.148         15,137
Series D-4
       Issued on 07/27/06                      $3.148          3,056
       Issued on 09/21/06                      $2.275         35,093
       Issued on 12/18/06                      $1.495          8,244
Series D-5                                     $1.495         24,536
                                                           ----------
                                                             106,291
                                                           ==========

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

     The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors. In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock, and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of September 30, 2007, no dividend has been declared to the holders of preferred stock.

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

     If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them. Based on available information, Salon estimates that the holders of Series C preferred stock account for approximately 89% of this group of shareholders.

     The holders of preferred stock are entitled to vote together with the holders of Salon's common stock as though part of that class, and are entitled to vote on all matters and to that number of votes equal to the largest number of whole shares of common stock into which the shares of preferred stock could be converted. Preferred stockholders as a group own approximately 94% of the outstanding shares of common stock and common stock issuable upon conversion of the shares of preferred stock, all with voting rights.

     The aggregate liquidation preferences of all preferred stockholders as of September 30, 2007 were $19,147 excluding the effect of undeclared dividends, and $22,743 including the effect of undeclared dividends.

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

Overview

     Salon is an Internet publishing pioneer. Salon's award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment. Committed to interactivity, the Website located at www.salon.com, also hosts two online communities, Table Talk and The Well, and some user blogs. In 2005, the site automated its "Letters to the Editor" feature so that readers can post their own comments to stories directly. During the year ended March 31, 2007, Salon added a daily blog by the independent blogger Glenn Greenwald, a weekly column by founding member Gary Kamiya, a weekly food feature "Eat and Drink," brought back culture writer Camille Paglia to do a monthly column, Literary Guide to the World, and a daily blog by Editor-in-Chief Joan Walsh. In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

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

     Salon also derives a significant portion of its revenues from its Salon Premium subscription program. Prior to March 2007, subscriptions to Salon Premium were generally $35 for one year with no ads, and during March 2007, the rate was increased to $45. Salon Premium revenue is recognized ratably over the period that services are provided. This source of revenue has been decreasing since Salon's quarter ended December 31, 2004 when paid subscriptions peaked at approximately 89,100, decreased to approximately 47,200 as of March 31, 2007 and to approximately 40,800 as of September 30, 2007. Salon expects this downward trend to continue, as it has placed greater emphasis on its advertising sales to generate revenue.

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

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel costs, travel, and other costs associated with Salon's sales force, business development efforts and its subscription service. It also includes the amortization of prepaid advertising rights.

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

     Salon has incurred significant net losses and negative cash flows from operations since its inception. As of September 30, 2007, Salon had an accumulated deficit of $94.1 million. These losses have been funded primarily through the issuance of common stock from Salon's initial public offering in June 1999, issuance of preferred stock, and from the issuance of convertible notes payable.

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

     Advertising revenues, derived from the sale of promotional space on its Website, comprised 70%, 57% and 54% of Salon's revenues, respectively for the years ended March 31, 2007, 2006 and 2005. Advertising revenues comprised 74% and 64% of Salon's revenues, respectively, for the six months ended September 30, 2007 and September 30, 2006. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon's obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisement viewed, or a set number of days that a Site Pass advertisement will run. To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these "make good" impressions are not agreeable to an advertiser, no further revenue is recognized.

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

Prepaid Advertising Rights

     In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings ("Rainbow") and received $11.8 million of advertising credits that were to be utilized by December 31, 2009. As the per share price of Salon's common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million. As of September 30, 2007, Salon has $3.7 million advertising credits resulting from the transaction, valued at $2.5 million for financial reporting purposes. Of the $3.7 million of advertising credits, approximately $2.4 million remain with Rainbow and approximately $1.3 million are with NBC. Salon believes that it should be able to utilize all the credits before they expire on December 31, 2009. Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement.

Accounting for Share-Based Compensation

     Salon accounts for share-based compensation under SFAS 123R and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

     Salon recognized stock-based expense of $122,000 and $121,000 during the six months ended September 30, 2007 and September 30, 2006, respectively. As of September 30, 2007, Salon had an aggregate of $759,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. Salon currently expects this stock compensation balance to be amortized as follows: $129,000 during the remainder of fiscal 2008; $259,000 during fiscal 2009; $258,000 during fiscal 2010; $108,000 during fiscal 2011; and $5,000 during fiscal 2012. The expected amortization reflects only outstanding stock awards as of September 30, 2007. Salon expects to continue to issue share-based awards to our employees in future periods.

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

Results of Operations for the Three and Six Months Ended September 30, 2007 Compared to the Three and Six Months Ended September 30, 2006

Net revenues:

     Net revenues increased 13% to $2.1 million for the three months ended September 30, 2007 from $1.9 million for the three months ended September 30, 2006 and increased 20% to $4.1 million for the six months ended September 30, 2007 from $3.4 million for the six months ended September 30, 2006.

     Advertising revenues increased to $1.6 million for the three months ended September 30, 2007 from $1.3 million for the three months ended September 30, 2006, or 24%, and increased to $3.0 million for the six months ended September 30, 2007 from $2.2 million for the six months ended September 30, 2006, or 38%. The increase in advertising revenues reflects Salon securing more orders at a larger value than last year, reflecting a greater number of advertisers willing to advertise on Salon's Website. Salon has consequently been increasing its sales staff to capitalize on this trend. A significant factor contributing to advertisers' willingness to advertise on Salon's Website is Salon's increasing number of monthly unique Website visitors. The number of monthly unique Website visitors for the three months ended September 30, 2007 averaged 3.9 million, an increase of 25% from the same time period a year ago, while the number of monthly unique Website visitors for the six months ended September 30, 2007 averaged 4.0 million, an increase of 34% from the same time period a year ago. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

     Salon Premium subscription revenues decreased to $0.3 million for the three months ended September 30, 2007 from $0.4 million for the three months ended September 30, 2006 and decreased to $0.7 million for the six months ended September 30, 2007 from $0.8 million for the six months ended September 30, 2006. The decrease reflects Salon's shift in emphasis to its more lucrative advertising business from its subscription business. Salon expects this decrease to continue as the number of paid subscriptions has declined from approximately 47,200 as of March 31, 2007 to approximately 40,800 as of September 30, 2007.

     Revenues from all other sources were $0.2 million and $0.4 million, respectively, for each of the three months and six months ended September 30, 2007 and the three and six months ended September 30, 2006. Approximately half of this revenue is derived from The Well, an on-line discussion forum.

Production and content:

     Production and content expenses were $1.3 million for the three months ended September 30, 2007 and for the three months ended September 30, 2006. Production and content expenses were $2.7 million for the six months ended September 30, 2007 compared to $2.6 million for the six months ended September 30, 2006. The modest $0.1 million increase reflected an incremental accretion in overall expenses.

Sales and marketing:

     Sales and marketing expenses during the three months ended September 30, 2007 of $547,000 were 36% higher than the $402,000 recognized during the three months ended September 30, 2006. The increase primarily reflects additional costs from an increase in sales staff and consulting services.

     Sales and marketing expenses were $1.6 million for the six months ended September 30, 2007 compared to $0.7 million for the six months ended September 30, 2006. The $0.9 million increase primarily reflects utilizing $0.6 million more ad credits this year than last year. During the current year, Salon used $0.6 million to test the effectiveness of ad credits for Web based advertisements on NBC on-line properties and $0.1 million was used for television type film reviews on the Independent Film Channel's website. The increase also includes $0.2 million of compensation costs compared to the prior year, reflecting an increase in sales staff.

Information technology support:

     Information technology support expenses were basically equal at $195,000 for the three months ended September 30, 2007 and $252,000 for the three months ended September 30, 2006. Information technology support expenses were $0.4 million for the six months ended September 30, 2007 and for the six months ended September 30, 2006.

General and administrative:

     General and administrative expenses were $0.3 million for the three months ended September 30, 2007 and for the three months ended September 30, 2006. General and administrative expenses were $0.7 million for the six months ended September 30, 2007 and $0.6 million for the six months ended September 30, 2006. The $0.1 million increase reflects a general increase in expenses.

Liquidity and capital resources:

     As of September 30, 2007, Salon had $0.2 million in cash that reflected receiving $0.2 million on September 25, 2007 from a short term borrowing agreement.

     Net cash used in operations was $1.2 million for the six months ended September 30, 2007 and $1.3 million for the six months ended September 30, 2006. The principal use of cash during the six months ended September 30, 2007 was to fund the $1.3 million net loss for the period and the $0.7 million increase in accounts receivable, offset by $0.9 million of non-cash charges. The principal use of cash during the six months ended September 30, 2006 was to fund the $0.9 million net loss for the period and the $0.6 million increase in accounts receivable, offset by $0.3 million of non-cash charges. The accounts receivable, net as of September 30, 2007 of $1.7 million, representing primarily advertising sales during the year, is expected to be received within the next four months. No material account receivable balance is delinquent as of this filing.

     Net cash used in investing activities was $0.1 million for the six months ended September 30, 2007 to acquire computer related equipment, compared to an immaterial amount during the six months ended September 30, 2006.

     The net cash from financing activities of $0.7 million for the six months ended September 30, 2007 reflected the amounts received under a borrowing agreement with Deutsche Bank Securities during the period. The net cash from financing activities of $1.5 million for the six months ended September 30, 2006 reflected receiving $0.8 million from the exercise of warrants and $0.7 million from the issuance of Series D preferred stock.

     Subsequent to September 30, 2007, Salon borrowed an additional $0.2 million under the Deutsche Bank Securities agreement for a total debt outstanding as of this filing of $0.9 million. As Salon forecasts that it will not be able to repay amounts borrowed under this agreement by its originally intended termination date of May 2008, Salon and its Chairman have agreed that the Deutsche Bank Securities agreement may continue until March 31, 2009, which should allow Salon sufficient time to repay borrowed amounts. Though Deutsche Bank Securities may demand repayment of amounts borrowed at any time, based on conversations with a representative of Deutsche Bank Securities, Salon does not believe that it is likely until March 31, 2009.

     To provide Salon with additional liquidity, Salon intends to sell to an existing investor 292 shares of authorized but unissued shares of its Series D-5 preferred stock for which Salon will receive approximately $0.35 million. Salon contemplates issuing these securities on or before November 30, 2007. Based on current cash projections, Salon estimates that after a completion of the private placement of Series D-5 preferred stock, it will require an additional $0.3 - $0.4 million of cash to meet operating needs through September 30, 2008. To meet this future cash need, Salon will have to incur additional indebtedness or raise additional working capital through the sale of equity securities in a private placement. However, Salon does not currently have an agreement in place to provide such financing, and there is no certainty that Salon will be able to enter into definitive agreements for such financing on commercially reasonable terms.

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

Contractual Obligations

     As of September 30, 2007, Salon has no outstanding capital leases and does not anticipate entering into similar debt instruments during its year ending March 31, 2008. The following summarizes Salon's contractual obligations as of September 30, 2007, and the effect these contractual obligations are expected to have on Salon's liquidity and cash flows in future periods (in thousands):

                                         Payments Due By Period
                       ---------------------------------------------------------
                                         1 Year                       More than
                           Total         or Less     1 - 3 Years       3 Years
                       ------------   ------------   ------------   ------------
Operating leases       $        542   $        404   $        138   $          -
Short-term borrowings           700            700              -              -
                       ------------   ------------   ------------   ------------
     Total             $      1,242   $      1,104   $        138   $          -
                       ============   ============   ============   ============

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds.

     In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. and its Chairman that allows Salon to borrow up to $1.0 million, obligation of which will subject Salon to interest rate risk. The interest rate under the agreement is prime less 0.25%. The actual interest rate at the time of the initial borrowing under the agreement was 8%, and on September 16, 2007, the interest rate applicable to all borrowings then outstanding declined to 7.5%. As of September 30, 2007, the interest rate during the term of the agreement has not been greater than 8% nor less than 7.5% and has averaged 7.92%. Salon feels that the effect of an interest rate change will be immaterial over the term of the agreement.

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

     If Salon forecasts or experiences periods of limited, or diminishing cash resources, Salon may need to sell additional securities or incur additional indebtedness. There is no guarantee that Salon will be able to issue additional securities in future periods or incur indebtedness on commercially reasonable terms to meet its cash needs. Salon's ability to continue as a going concern may be adversely affected if it is unable to raise additional cash from sources which it has in the past relied upon.

Salon has relied on related parties for significant investment capital

     Salon has been relying on cash infusions from related parties to fund operations. The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht. William Hambrecht is the father of Elizabeth Hambrecht, a Salon Director and a former President and Chief Executive Officer of the company. During the year ended March 31, 2007, these related parties invested $0.9 million in Salon. In May 2007, John Warnock guaranteed an agreement between Salon and Deutsche Bank Securities, Inc. that will allow Salon to borrow up to $1.0 million at an interest rate of prime less 0.25%. In October, William Hambrecht made a non binding commitment to purchase the remaining 292 unissued shares of Series D preferred stock.

     Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon's cash availability and its ability to fund its operations.

Salon's principal stockholders can exercise a controlling influence over Salon's business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

     Based on information available to Salon, the holders of Salon's Series A, B, C and D preferred stock collectively own approximately 94% of all voting securities. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 71% is held by former Directors and related parties, of which approximately 20% is controlled directly or indirectly by William Hambrecht and approximately 42% by Chairman and Director John Warnock. Therefore, related parties by themselves own a controlling interest in Salon.

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

Salon may not be able to receive the full value of its advertising credits

     As of September 30, 2007, Salon has $3.7 million of advertising credits for which it has valued at $2.5 million that expire on December 31, 2009. Of the $3.7 million, approximately $2.4 million are the obligation of Rainbow Media Holdings ("Rainbow") and approximately $1.3 million are the obligation of NBC. Salon feels that it should be able to fully utilize the credits before they expire. Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement.

Salon's preferred stockholders are entitled to potentially significant liquidation preferences of Salon's assets over common stockholders in the event of such an occurrence

     Salon's Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $22.7 million in potential sales proceeds as of September 30, 2007, which includes the effect of undeclared dividends of $3.6 million. If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $22.7 million of cash distributions, while the holders of common stock would receive none of this amount. If a liquidation event were to occur in excess of $22.7 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Salon Premium memberships have been declining and will most likely continue to decline, adversely affecting revenues and available cash

     Salon has relied on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002. Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004. However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 47,200 as of March 31, 2007 and to approximately 40,800 as of September 30, 2007. Salon forecasts that these memberships will continue to decline to approximately 35,000 as of March 31, 2008. If the decline were to be in excess of anticipated amounts, Salon's operations and available cash could be adversely affected.

Salon is dependent on advertising sales for much of its revenues, and its inability to maintain or increase advertising revenues could harm its business

     Maintaining or increasing Salon's advertising revenues depends upon many factors, including whether it will be able to:

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

     In addition, an employment agreement with Salon's Chief Executive Officer provides for the payment of severance and acceleration of the vesting of options in the event of termination of the executive officer following a change of control of Salon. These provisions in offer letters could have the effect of discouraging potential takeover attempts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     At Salon's Annual Meeting of Stockholders held on October 4, 2007, the following individuals were elected to the Board of Directors as Class III directors:

                                         Votes For        Votes Withheld
                                         ---------        --------------
     Elizabeth Hambrecht                 9,369,028              1,677
     Robert McKay                        9,369,359              1,346
     James Rosenfield                    9,369,359              1,346

     Following the election of the Class III directors, George Hirsch, John Warnock and Deepak Desai continued to serve as Class I directors, and Robert Ellis and David Talbot continued to serve as Class II directors.

The following proposals were approved at the Annual Meeting of Stockholders:

                                                        Affirmative    Negative      Votes         Not
                                                           Votes         Votes      Withheld      Voted
                                                        -----------   ----------   ----------   ---------
1.   Amendment to the 2004 Stock Plan to increase
     the maximum aggregate number of shares that
     may be issued by 875,000 shares and allow for
     the grant of restricted stock awards                9,361,900       7,768         1,037         -

2.   Ratify the Appointment of Burr, Pilger &
     Mayer LLP as the Independent Registered
     Public Accountants of the Company for the
     Year Ending March 31, 2008                          9,365,301         457         4,947

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits

(a)  Exhibits.

3.3.2 Certificate of Amendment to Restated Certificate of Incorporation, dated as of November 15, 2006.

10.35 Salon Media Group, Inc. 2004 Stock Plan, As Amended and Restated through October 4, 2007.

10.36 Form of the Salon Media Group, Inc. Notice of Grant of Restricted Stock and Restricted Stock Agreement.

31.1 Certification of Christopher Neimeth, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2 Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1 Certification of Christopher Neimeth, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2 Certification of Conrad Lowry, Chief Financial Officer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SALON MEDIA GROUP, INC.


Dated:  November 8, 2007           /s/ Christopher Neimeth
                                   -------------------------------------
                                   Christopher Neimeth
                                   Chief Executive Officer


Dated:  November 8, 2007           /s/ Conrad Lowry
                                   -------------------------------------
                                   Conrad Lowry
                                   Chief Financial Officer and Secretary