Form 10-Q
period 2007-12-31
SALON MEDIA GROUP INC
filed 2008-02-12
CIK 1084332

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

                For the quarterly period ended December 31, 2007
                                       or

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 1, 2008 was 1,939,572 shares.

================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX
--------------------------------------------------------------------------------

                                                                           Page
PART I   FINANCIAL INFORMATION                                            Number


ITEM 1:  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 2007
         (unaudited) and March 31, 2007.....................................  3

         Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2007 and 2006
         (unaudited) .......................................................  4

         Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2007 and 2006 (unaudited) ...............  5

         Notes to Condensed Consolidated Financial Statements (unaudited)...  6

ITEM 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 16

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk......... 23

ITEM 4:  Controls and Procedures............................................ 23

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings.................................................. 25

ITEM 1a: Risk Factors....................................................... 25

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds........ 33

ITEM 3.  Defaults upon Senior Securities.................................... 33

ITEM 4.  Submission of Matters to a Vote of Security Holders................ 33

ITEM 5.  Other Information.................................................. 33

ITEM 6:  Exhibits........................................................... 34

         Signatures......................................................... 34

----------------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------------------

                                 SALON MEDIA GROUP, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share and per share amounts)

                                                           December 31,      March 31,
                                                               2007            2007
                                                           ------------    ------------
Assets                                                     (Unaudited)
    Current assets:
       Cash and cash equivalents                           $        180    $        829
       Accounts receivable, net                                   1,851           1,007
       Prepaid expenses and other current assets                     90              53
                                                           ------------    ------------
        Total current assets                                      2,121           1,889
    Property and equipment, net                                     339             115
    Prepaid advertising rights                                    2,225           3,267
    Goodwill, net                                                   200             200
    Other assets                                                    104             134
                                                           ------------    ------------
        Total assets                                       $      4,989    $      5,605
                                                           ============    ============
Liabilities and stockholders' equity
    Current liabilities:
       Short-term borrowing                                $        700     $         -
       Accounts payable and accrued liabilities                     990             762
       Deferred revenue                                             731             792
                                                           ------------    ------------
        Total current liabilities                                 2,421           1,554
    Long-term liabilities
         Other long-term liabilities                                 54              85
         Capital lease                                               36               -
                                                           ------------    ------------
       Total liabilities                                          2,511           1,639
                                                           ------------    ------------
Stockholders' equity:
      Preferred stock, $0.001 par value, 5,000,000
          shares authorized, 9,475 shares issued and
          outstanding at December 31, 2007 and 9,183
          shares issued and outstanding at March 31,
          2007 (liquidation value of $23,295 at
          December 31, 2007)                                          -               -
    Common stock, $0.001 par value, 30,000,000 shares
       authorized, 1,939,572 shares issued and
       outstanding at December 31, 2007 and
       March 31, 2007                                                 2               2
    Additional paid-in-capital                                   97,220          96,788
    Accumulated deficit                                         (94,744)        (92,824)
                                                           ------------    ------------
       Total stockholders' equity
                                                                  2,478           3,966
                                                           ------------    ------------
        Total liabilities and stockholders' equity         $      4,989    $      5,605
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

                                           3

                                           SALON MEDIA GROUP, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands, except per share data)
                                                 (unaudited)

                                                          Three Months Ended          Nine Months Ended
                                                             December 31,                December 31,
                                                       ------------------------    ------------------------
                                                          2007          2006          2007          2006
                                                       ----------    ----------    ----------    ----------

Net revenues                                           $    2,190    $    2,765    $    6,296    $    6,194
                                                       ----------    ----------    ----------    ----------

Operating expenses:
    Production and content                                  1,347         1,317         4,013         3,875
    Sales and marketing                                       748           560         2,371         1,296
    Information technology support                            211           217           582           649
    General and administrative                                432           365         1,175           945
                                                       ----------    ----------    ----------    ----------
        Total operating expenses                            2,738         2,459         8,141         6,765
                                                       ----------    ----------    ----------    ----------

Income (loss) from operations                                (548)          306        (1,845)         (571)

Other income (expense), net                                   (14)            -           (21)            3
                                                       ----------    ----------    ----------    ----------
       Net income (loss)                                     (562)          306        (1,866)         (568)

Preferred deemed dividend                                     (54)         (109)          (54)         (295)
                                                       ----------    ----------    ----------    ----------

Net income (loss) attributable to common
    stockholders                                       $     (616)   $      197    $   (1,920)   $     (863)
                                                       ==========    ==========    ==========    ==========

Basic net income (loss) per share attributable
       to common stockholders                          $    (0.32)   $     0.10    $    (0.99)   $    (0.53)

Diluted net income (loss) per share attributable
       to common stockholders                          $    (0.32)   $     0.02    $    (0.99)   $    (0.53)

Weighted average shares used in computing
       basic net income (loss) per share
       attributable to common stockholders                  1,940         1,888         1,940         1,616

Weighted average shares used in computing
       diluted net income (loss) per share
       attributable to common stockholders                  1,940        11,230         1,940         1,616

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


                                                     4

                                           SALON MEDIA GROUP, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                 (Unaudited)

                                                                                     Nine Months Ended
                                                                                        December 31,
                                                                                  ------------------------
                                                                                     2007          2006
                                                                                  ----------    ----------
Cash flows from operating activities:
   Net loss                                                                       $   (1,866)   $     (568)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                        69            64
     Share-based compensation                                                            196           169
     Amortization of prepaid advertising rights                                        1,042           185
     Changes in assets and liabilities:
        Accounts receivable                                                             (844)       (1,504)
        Prepaid expenses, other current assets and other assets                           (7)           83
        Accounts payable, accrued liabilities and other long-term liabilities             15           203
        Deferred revenue                                                                 (61)         (157)
                                                                                  ----------    ----------
           Net cash used in operating activities                                      (1,456)       (1,525)
                                                                                  ----------    ----------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (243)          (36)
                                                                                  ----------    ----------
           Net cash used by investing activities                                        (243)          (36)
                                                                                  ----------    ----------

Cash flows from financing activities:
   Proceeds from exercise of common stock warrants and options                             -           763
   Proceeds from issuance of preferred stock, net                                        350           900
   Proceeds from short-term borrowing                                                    900             -
   Repayment of short-term borrowing                                                    (200)            -
                                                                                  ----------    ----------
           Net cash provided by financing activities                                   1,050         1,663
                                                                                  ----------    ----------

Net increase (decrease) in cash and cash equivalents                                    (649)          102

Cash and cash equivalents at beginning of period                                         829           441
                                                                                  ----------    ----------

Cash and cash equivalents at end of period                                        $      180    $      543
                                                                                  ==========    ==========

Supplemental schedule of non-cash investing and financing activities:
   Preferred deemed dividend                                                      $       54    $      295
   Property and equipment purchased with capital lease                            $       50             -

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

Basis of Presentation:

     These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2007 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the nine months ended December 31, 2007 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2008.

     These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at December 31, 2007 of $94,744. In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2008. Because of past losses, and a history of negative cash flows from operations, Salon's independent registered public accounting firm for the years ended March 31, 2005, March 31, 2006 and March 31, 2007 has included a paragraph in its reports indicating substantial doubt as to Salon's ability to continue as a going concern.

     Based on current projections and after drawing the remaining available balance of approximately $0.3 million from its Deutsche Bank Securities borrowing facility, Salon estimates that it will require at least $1.0 million to meet working capital needs over the next twelve months. To meet this future cash need, Salon will have to incur additional indebtedness or raise additional working capital through the sale of equity securities in a private placement. However, Salon does not currently have an agreement in place to provide such financing, and there is no certainty that Salon will be able to enter into definitive agreements for such financing on commercially reasonable terms.

Concentration of Credit Risk

     No customer accounted for more than 10% of total revenue for the three or nine-month periods ended December 31, 2007 and December 31, 2006. No customer accounted for more than 10% of the total accounts receivable as of December 31, 2007. One customer accounted for 13% of the total accounts receivable as of December 31, 2006.

Software Development Costs

     Information technology support expenses to develop new offerings to its Website visitors are capitalized as software development costs. Salon has capitalized $86 of expenditures through December 31, 2007. Such development activity did not occur in prior fiscal years.

Stock-Based Compensation

     Salon accounts for stock-based compensation expenses pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment, or SFAS 123R, which requires that all share-based payments, including grants of employee stock options, be recognized as an expense in the statement of operations based on their grant date fair values and vesting periods, which is generally four years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

                                Three months ended December 31,        Nine months ended December 31,
                               --------------------------------      ---------------------------------
                                    2007               2006                2007              2006
                               --------------    --------------      --------------     --------------
Risk-free interest rates            3.21%              4.47%            3.21%-5.0%        4.47%-4.97%
Expected term (in years)              4                  4                  4                  4
Expected volatility                 144%               212%             116%-144%          116%-212%
Dividend yield                       0%                 0%                  0%                0%

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

     Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended December 31, 2007 was $74 and $196, respectively and was $48 and $169 for the three and nine months ended December 31, 2006, respectively. As of December 31, 2007, the aggregate stock compensation remaining to be amortized to expenses was $1,137. Salon expects this stock compensation balance to be amortized as follows: $95 during the remainder of fiscal 2008; $377 during fiscal 2009; $377 during fiscal 2010; $223 during fiscal 2011; and $65 during fiscal 2012. The expected amortization reflects only outstanding stock awards as of December 31, 2007.

Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48".) FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 as of April 1, 2007 did not impact Salon's results of operations, financial position, or cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements," ("SFAS 157".) SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 as of April 1, 2007 did not impact Salon's results of operations, financial position, or cash flows.

     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115," ("SFAS 159".) Under SFAS 159 entities will be permitted to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 is effective for fiscal years beginning after November 15, 2007 and allows for early adoption. Salon plans on adopting SFAS 159 in April 2008 and believes that the adoption of SFAS 159 will not impact Salon's results of operations, financial position, or cash flows.

     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), "Business Combinations," ("SFAS 141R") and No. 160, "Noncontrolling Interests in Consolidated Financial Statements," an amendment of ARB No. 51 ("SFAS 160".) SFAS 141R establishes principles and requirements during business combinations for how the acquirer:

     a. Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree,
     b. Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and
     c. Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

     SFAS 160 sets parameters as to how to report noncontrolling interest in consolidated financial statements. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. Salon believes that the adoption of SFAS 141R and SFAS 160 will not impact Salon's results of operations, financial position, or cash flows.

Reclassifications

     Certain reclassifications, not affecting previously reported net income or loss, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

2.   Goodwill Amortization and Intangible Assets

     In accordance with FASB No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), goodwill amortization was discontinued as of March 31, 2002. The carrying value of goodwill at December 31, 2007 and March 31, 2007 was $200 and has been found not to be impaired.

3.   Fair Value Measurements

     The fair values of Salon's assets that are valued on a nonrecurring basis are as follows:

                                       Quoted Prices
                                         in Active        Significant
                                        Markets for          Other         Significant
                           Period        Identical        Observable       Unobservable      Total
                           Ended           Assets           Inputs            Inputs         Gains
Description               12/31/07       (Level 1)         (Level 2)        (Level 3)       (Losses)
--------------------     ----------   ----------------   -------------   ---------------   ----------

Long-lived assets
      held and used        $2,225                                             $2,225            $0

Goodwill                     $200                                               $200            $0
                                                                                           ----------
                                                                                                $0
                                                                                           ==========

     Salon's long-lived assets held and used are its prepaid advertising rights. These prepaid advertising rights and goodwill have not been found to be impaired as of December 31, 2007.

4.   Warrants

     During the nine months ended December 31, 2007, three warrants to purchase a total of 39,179 shares of common stock with a weighted average exercise price of $2.60 per share expired. Of the three warrants, two that represented 37,147 shares had been issued to Salon's Chairman. The following are the remaining outstanding warrants as of December 31, 2007:

                                                Warrant       Exercise       Grant        Expiration
Warrant Holder                                   Shares        Price          Date           Date
------------------------------------------    -----------   -----------   ------------   ------------
Adobe Systems, Inc.                               7,058       $10.400       09/23/98       09/23/08
Dotcom Ventures                                   1,568       $10.400       09/01/98       09/01/08
Silicon Valley Bank                               2,214        $0.862       10/17/02       10/17/09
Michael Doyle                                     5,000        $7.200       02/09/06       02/09/08
Nancy and Timothy Armstrong                      20,225       $10.173       12/21/05       12/21/08
The Hambrecht 1980 Revocable Trust                9,097        $3.115       07/27/06       07/27/09
John Warnock                                      6,040        $3.115       07/27/06       07/27/09
John Warnock                                      3,056        $3.115       07/27/06       07/27/09
The Hambrecht 1980 Revocable Trust               17,599        $2.260       09/21/06       09/21/09
John Warnock                                     17,494        $2.260       09/21/06       09/21/09
John Warnock                                      8,244        $1.495       12/18/06       12/18/09
John Warnock                                     24,536        $1.495       12/18/06       12/18/09
The Hambrecht 1980 Revocable Trust               35,040        $1.840       11/19/07       11/19/10
                                              -----------
                                                157,171
                                              ===========

5.   Borrowing Agreement

     In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million and for Salon's obligation to be guaranteed in its entirety by Salon's Chairman. The interest rate under the agreement of prime less 0.25% was initially 8%, and has declined to 7.0% on December 13, 2007. Salon has recognized $23 of interest expense under the agreement. As of December 31, 2007, Salon has borrowed $900 and repaid $200. Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman until March 31, 2009. Though Deutsche Bank Securities may demand repayment of amounts borrowed at any time, Salon does not believe that it is likely until March 31, 2009.

5.   Commitments and Contingencies

     Salon has several non-cancelable operating lease agreements for office space and to host its servers. In December 2007, Salon entered into a three year capital lease for computer related equipment. Future minimum payments under capital lease and non-cancelable operating leases are as follows:

                                                       Capital          Operating
Period ending December 31,                              Lease             Leases
                                                    -------------     -------------
    2008                                            $         21      $        405
    2009                                                      21                98
    2010                                                      21
                                                    -------------     -------------
          Total minimum lease payments                        63      $        503
                                                                      =============
                 Less: interest                              (13)
                                                    -------------
          Present value of minimum lease payments             50
                 Less: current portion                       (14)
                                                    -------------
          Long-term                                 $         36
                                                    =============

6.   Stock-Based Compensation

     Salon has adopted certain equity incentive plans as described in Note 7, "Employee Stock Option Plan," of the notes to consolidated financial statements in Salon's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

     The following table summarizes activity under Salon's stock option plans for the nine months ended December 31, 2007:

                                                               Weighted
                                        Outstanding             Average          Aggregate
                                           Stock               Exercise          Intrinsic
                                          Options                Price             Value
                                     ------------------     ---------------   ----------------
Balance as of April 1, 2007              2,205,000               $4.67
Options granted under all plans            338,000               $1.48
Exercised                                        -                   -
Cancelled                                 (254,000)              $3.23
                                     -----------------
Outstanding at December 31, 2007         2,289,000               $4.36              $246
                                     =================
Exercisable at December 31, 2007         1,477,000               $5.80               $51
Expected to vest                           840,000               $1.90              $200

     The weighted average fair value per share of the stock option awards in the nine months ended December 31, 2007 and 2006 was $1.06 and $1.63, respectively. The weighted average fair value of options vested during the nine months ended December 31, 2007 was $1.79 per share. No options were exercised during the three and nine month periods ended December 31, 2007.

     Salon may grant restricted stock awards to officers under the Salon Media Group, Inc. 2004 Stock Plan, as amended and restated through October 4, 2007 (the "2004 Plan), that typically vest over an approximate four year period. Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to dividends and voting rights. As of December 31, 2007, the number of shares granted but still unvested was 250,000 with a weighted-average fair value of $1.60.

     As of December 31, 2007, Salon has remaining approximately 837,000 shares authorized to be issued under the 2004 Plan. Of these shares, approximately 260,000 may not be issued as they have not been properly registered with state or local regulatory authorities. In addition, approximately 540,000 shares have previously been granted and are currently outstanding that have also not been properly registered. As the recipients of these grants are entitled to file a claim for a cash settlement, the company has classified the value of these shares of $168 as a liability. The weighted average exercise price of these option grants is $1.58.

7.   Net Income (Loss) Per Share

     Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

                                                                Three Months Ended              Nine Months Ended
                                                                    December 31                    December 31
                                                            ----------------------------   ----------------------------
                                                                2007            2006           2007            2006
                                                            ------------    ------------   ------------    ------------
Numerator:
   Net income (loss) attributable to common
   stockholders                                             $       (616)   $        197   $     (1,920)   $       (863)

Denominator:
   Weighted average shares used in computing
   basic net income (loss) per share attributable
   to common stockholders                                      1,940,000       1,888,000      1,940,000       1,616,000

   Effect of dilutive convertible preferred stock,
   warrants and employee stock awards                                  -       9,342,000              -               -

   Weighted average shares used in computing
   diluted net income (loss) per share attributable
   to common stockholders                                      1,940,000      11,230,000      1,940,000       1,616,000

   Basic net income (loss) per share attributable
   to common stockholders                                   $      (0.32)   $       0.10   $      (0.99)   $      (0.53)

   Diluted net income (loss) per share attributable
   to common stockholders                                   $      (0.32)   $       0.02   $      (0.99)   $      (0.53)

Antidilutive securities including options, warrants,
   and convertible preferred stock not included in
   net income (loss) attributable to common stockholder
   per share calculation                                      12,442,000       2,467,000     12,442,000      11,994,000

8.   Preferred Stock

     On November 19, 2007, Salon issued 292 shares of Series D-5 preferred stock and a warrant to purchase 35,040 shares of common stock for which it received $350 in cash from a related party. The warrant was issued at an exercise price of $1.84 per share, subject to adjustment. The financing was effected in accordance with Amendment No. 8 to the Securities Purchase Agreement dated as of that date. All shares were sold at a price of $1,200 per share. The 292 shares of Series D-5 preferred stock are convertible into, and have the voting rights of 233,600 shares of common stock, subject to adjustment.

     This issuance of preferred stock triggered anti-dilution provisions of 2,434 shares of preferred stock. Before the transaction, these shares were convertible into and had the voting rights of 2,700,745 shares of common stock, and after the transaction, were convertible into and had the voting rights of 2,711,079 shares of common stock, an increase of 10,334 shares of common stock. In addition, the exercise price of the following outstanding warrants were reduced: the exercise prices of the warrant issued on December 21, 2005 was reduced from $10.352 to $10.173; the exercise prices of warrants issued on July 27, 2006 were reduced from $3.148 to $3.115; and the exercise prices of warrants issued on September 21, 2006 were reduced from $2.275 to $2.260.

     The Certificate of Designation of Preferences and Rights of the Series D preferred stock was amended by the Board of Directors of Salon, a majority of the Series D preferred stockholders, and a majority of the Series D-5 preferred stockholders, to stipulate that the conversion price of the 292 shares of Series D-5 preferred stock be convertible at an effective common stock per share price of $1.50. The closing price of Salon's common stock on the date of the transaction was $1.60. As the shares of preferred stock were therefore in the money on the commitment dates, Salon determined that the value of the beneficial conversion feature of the shares of preferred stock issued was $54. Since the shares of preferred stock were immediately convertible into shares of common stock, Salon recorded a preferred deemed dividend of $54 for the three and nine month period ended December 31, 2007.

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

     Following the transaction, Salon does not have any remaining shares of Series D preferred stock authorized to be issued.

     The conversion rate and common equivalent shares of Salon's preferred stock is as follows as of December 31, 2007:

                                                            Per share
                                                   ----------------------------      Common
                                      Shares         Purchase       Conversion     Equivalent
Preferred Stock                     Outstanding        Price          Price          Shares
-----------------------------      ------------    ------------    ------------   ------------
Series A                                683           $4,000          $1.959       1,394,290
Series B                                125           $4,000          $1.588         314,860
Series C                              6,582             $800          $0.800       6,582,000
Series D-1                              417           $1,200          $1.836         272,579
Series D-2                              417           $1,200          $2.156         232,126
Series D-3
   Issued on 12/21/05                   209           $1,200          $1.836         136,616
   Issued on 07/27/06                   208           $1,200          $2.413         103,444
Series D-4
   Issued on 07/27/06                    42           $1,200          $2.413          20,887
   Issued on 09/21/06                   333           $1,200          $1.691         236,277
   Issued on 12/18/06                    42           $1,200          $0.917          54,961
Series D-5
   Issued on 12/18/06                   125           $1,200          $0.917         163,576
   Issued on 11/19/07                   292           $1,200          $1.500         233,600
                                  -------------                                   ------------
Total                                 9,475                                        9,745,216
                                  =============                                   ============

     The Series A, B, C and D preferred stock conversion rates are subject to downward adjustment anti-dilution provisions under certain circumstances related to subsequent Salon stock issuances.

     Warrants outstanding as of December 31, 2007 that have been issued to holders of Series D preferred stock are as follows:

                                         Exercise         Warrant
                                          Price            Shares
                                       -----------      -----------
Series D-3
   Issued on 12/21/05                    $10.173           20,225
   Issued on 07/27/06                     $3.115           15,137
Series D-4
   Issued on 07/27/06                     $3.115            3,056
   Issued on 09/21/06                     $2.260           35,093
   Issued on 12/18/06                     $1.495            8,244
Series D-5
   Issued on 12/18/06                     $1.495           24,536
   Issued on 11/19/07                     $1.840           35,040
                                                        -----------
                                                          141,331
                                                        ===========

     The exercise prices of warrants issued in conjunction with the issuance of Series D preferred stock are subject to downward adjustment anti-dilution provisions under certain circumstances related to subsequent Salon warrant issuances.

     The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors. In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock, and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of December 31, 2007, no dividend has been declared to the holders of preferred stock.

     If, after initial preferential liquidation payments to the holders of Series A, B, C and D preferred stock, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and preferred stock, based on the shares of common stock then held by them and issuable upon conversion of the shares of preferred stock then held by them, until aggregate distributions per share reach $12,000 for the holders of Series A and B preferred stock, $2,400 for the holders of Series C Preferred Stock and $3,600 for the holders of Series D preferred stock. Salon has currently outstanding 683 shares of Series A preferred stock, 125 shares of Series B preferred stock, 6,582 shares of Series C preferred stock and 2,085 shares of Series D preferred stock.

     If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them. Based on available information, Salon estimates that the holders of Series C preferred stock account for approximately 90% of this group of shareholders.

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

     The aggregate liquidation preferences of all preferred stockholders as of December 31, 2007 were $19,497 excluding the effect of undeclared dividends, and $23,295 including the effect of undeclared dividends.

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

Sources of Revenue

     The most significant portion of Salon's revenues is derived from the sale of advertising and promotional space on its Website. Contracts for the sale of promotional space are generally less than ninety days in duration. Advertising units sold include "rich media" streaming advertisements, as well as traditional banner and pop-up advertisements.

     Salon also derives a significant portion of its revenues from its Salon Premium subscription program. Prior to March 2007, subscriptions to Salon Premium were generally $35 for one year with no ads, and during March 2007, the rate was increased to $45. Salon Premium revenue is recognized ratably over the period that services are provided. This source of revenue has been decreasing since Salon's quarter ended December 31, 2004 when paid subscriptions peaked at approximately 89,100, decreased to approximately 47,200 as of March 31, 2007 and to approximately 37,300 as of December 31, 2007. Salon expects this downward trend to continue, as it has placed greater emphasis on its advertising sales to generate revenue.

     Through March 31, 2004, Salon offered The Well and Table Talk online discussion forums as monthly subscription services. During the year ended March 31, 2005, Salon made access to Table Talk free to Salon Premium members. Revenue from the on-line discussion forums has been recognized ratably over the subscription period. Salon also generates nominal revenue from the licensing of content that previously appeared in Salon's Website and for hosting links to a third party's personals/dating Website.

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

     General and administrative expenses consist primarily of salaries and related personnel costs, accounting and legal fees, and other fees associated with operating a publicly traded company. Certain shared overhead expenses are allocated to other departments.

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

     Salon has incurred significant net losses and negative cash flows from operations since its inception. As of December 31, 2007, Salon had an accumulated deficit of $94.7 million. These losses have been funded primarily through the issuance of common stock from Salon's initial public offering in June 1999, issuances of preferred stock, the issuance of convertible notes payable, and bank debt.

     Burr, Pilger & Mayer LLP, Salon's independent accountants for the years ended March 31, 2007, March 31, 2006 and March 31, 2005 has included a paragraph in its report indicating that substantial doubt exists as to Salon's ability to continue as a going concern because of Salon's recurring operating losses, negative cash flow and accumulated deficit.

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

     Advertising revenues, derived from the sale of promotional space on its Website, comprised 70%, 57% and 54% of Salon's revenues, respectively for the years ended March 31, 2007, 2006 and 2005. Advertising revenues comprised 75% and 71% of Salon's revenues, respectively, for the nine months ended December 31, 2007 and December 31, 2006. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon's obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisement viewed, or a set number of days that a Site Pass advertisement will run. To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these "make good" impressions are not agreeable to an advertiser, no further revenue is recognized.

     Salon Premium, a pay-for-online content service, provides unrestricted access to Salon's content with no banners, pop-ups or site pass advertisements, and includes free magazine subscriptions, free access to Table Talk, an on-line forum, and the ability to download easily content in text or PDF format, a convenience that enables readers to view Salon's content when not connected to the Internet. The subscription duration for Salon Premium is generally one year. Readers who are not Salon Premium subscribers can gain access to Salon's content without charge after viewing some form of advertisement.

     Salon offers The Well as a monthly subscription service for access to on-line discussion forums. Revenue is recognized ratably over the subscription period.

Prepaid Advertising Rights

     In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings ("Rainbow") and received $11.8 million of advertising credits that were to be utilized by December 31, 2009. As the per share price of Salon's common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million. As of December 31, 2007, Salon has $3.2 million advertising credits resulting from the transaction, valued at $2.2 million for financial reporting purposes. Of the $3.2 million of advertising credits, approximately $1.9 million remain with Rainbow and approximately $1.3 million are with NBC. Salon believes that it should be able to utilize all the credits before they expire on December 31, 2009. Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement.

Accounting for Share-Based Compensation

     Salon accounts for share-based compensation under SFAS 123R and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

     Salon recognized stock-based expense of $196,000 and $169,000 during the nine months ended December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007, Salon had an aggregate of $1,137,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. Salon currently expects this stock compensation balance to be amortized as follows: $95,000 during the remainder of fiscal 2008; $377,000 during fiscal 2009; $377,000 during fiscal 2010; $223,000 during fiscal 2011; and $65,000 during fiscal 2012. The expected amortization reflects only outstanding stock awards as of December 31, 2007. Salon expects to continue to issue share-based awards to our employees in future periods.

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

Reclassifications

     Certain reclassifications, not affecting previously reported net income or loss, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

Results of Operations for the Three and Nine Months Ended December 31, 2007 Compared to the Three and Nine Months Ended December 31, 2006

Net revenues:

     Net revenues decreased 21% to $2.2 million for the three months ended December 31, 2007 from $2.8 million for the three months ended December 31, 2006 and increased 2% to $6.3 million for the nine months ended December 31, 2007 from $6.2 million for the nine months ended December 31, 2006.

     Advertising revenues decreased to $1.7 million for the three months ended December 31, 2007 from $2.2 million for the three months ended December 31, 2006, or 24%, and increased to $4.7 million for the nine months ended December 31, 2007 from $4.4 million for the nine months ended December 31, 2006, or 7%. The decrease for the three months ended December 31, 2007 reflects attrition in sales staff and resultant lower number of orders. The increase for the nine months ended December 31, 2007 reflects Salon's shift in emphasis to its more lucrative advertising business from its subscription business.

     Salon Premium subscription revenues declined 8% to $330,000 for the three months ended December 31, 2007 compared to $359,000 for the three months ended December 31, 2006. For the nine months ended December 31, 2007 Salon Premium revenues were $1.0 million compared to $1.2 million for the nine months ended December 31, 2006. The current quarter amounts reflect a concerted effort to induce lapsing subscribers to re-subscribe, while the nine month results reflect a declining membership base. Salon expects this decrease to continue as the number of paid subscriptions has declined from approximately 47,200 as of March 31, 2007 to approximately 37,300 as of December 31, 2007.

     Revenues from all other sources were $0.2 million and $0.6 million, respectively, for each of the three months and nine months ended December 31, 2007 and the three and nine months ended December 31, 2006. Approximately half of this revenue is derived from The Well, an on-line discussion forum.

Production and content:

     Production and content expenses were $1.3 million for the three months ended December 31, 2007 and for the three months ended December 31, 2006. Production and content expenses were $4.0 million for the nine months ended December 31, 2007 compared to $3.9 million for the nine months ended December 31, 2006. The modest $0.1 million increase reflected an incremental accretion in overall expenses.

Sales and marketing:

     Sales and marketing expenses were $0.7 million for the three months ended December 31, 2007 and $0.5 million for the three months ended December 31, 2006, an increase of approximately $0.2 million or 34%. The increase reflects the utilization of $0.3 million of prepaid advertising rights during the period compared to $0.1 million last year.

     Sales and marketing expenses were $2.4 million for the nine months ended December 31, 2007 and $1.3 million for the nine months ended December 31, 2006, an increase of $1.1 million or 83%. The increase in expenses primarily reflects the utilization of $1.0 million of prepaid advertising rights during the current year compared to $0.2 million last year.

Information technology support:

     Information technology support expenses were $0.2 million for the three months ended December 31, 2007 and for the three months ended December 31, 2006.

     Information technology support expenses were $0.6 million for the nine months ended December 31, 2007 and for the nine months ended December 31, 2006.

General and administrative:

     General and administrative expenses were $0.4 million for the three months ended December 31 2007 and for the three months ended December 31, 2006.

     General and administrative expenses were $1.2 million for the nine months ended December 31, 2007 and $1.0 million for the nine months ended December 31, 2006. The $0.2 million increase reflects a general increase in expenses.

Preferred deemed dividend:

     On November 19, 2007, Salon sold 292 shares of Series D-5 preferred stock that are convertible to common stock at an effective price less than the fair market value of Salon's common stock on the commitment date. Salon valued the beneficial conversion feature of the preferred stock sold at $54,000. As the shares of preferred stock were immediately convertible, Salon recorded a $54,000 non-cash preferred deemed dividend for its three and nine month periods ended December 31, 2007, representing the value of the beneficial conversion feature of the shares issued.

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

Liquidity and capital resources:

     As of December 31, 2007, Salon had $0.2 million in cash that reflected receiving $0.3 million on November 19, 2007 from the issuance of preferred stock, of which $0.2 million was utilized to pay down amounts owed under the Deutsche Bank Securities borrowing agreement.

     Net cash used in operations was $1.5 million for the nine months ended December 31, 2007 and for the nine months ended December 31, 2006. The principal use of cash during the nine months ended December 31, 2007 was to fund the $1.9 million net loss for the period and the $0.8 million increase in accounts receivable, offset by $1.3 million of non-cash charges. The principal use of cash during the nine months ended December 31, 2006 was to fund the $0.6 million net loss for the period and the $1.5 million increase in accounts receivable, offset by $0.4 million of non-cash charges. The accounts receivable, net as of December 31, 2007 of $1.9 million, representing primarily advertising sales during the year, is expected to be received within the next four months. No material account receivable balance is delinquent as of this filing.

     Net cash used in investing activities was $0.2 million for the nine months ended December 31, 2007 to acquire computer related equipment and to develop in-house software, compared to an immaterial amount during the nine months ended December 31, 2006. The current year amount excludes approximately $50,000 of computer related equipment acquired through a capital lease.

     Net cash provided by financing activities of $1.1 million for the nine months ended December 31, 2007 reflects borrowing $0.9 million and repaying $0.2 million under the Deutsche Bank Securities agreement, and receiving $0.4 million from the sale of Series D preferred stock. Salon does not have any remaining shares of Series D preferred stock authorized to be sold.

     Salon expects to borrow approximately $0.3 million from the Deutsche Bank Securities agreement by March 31, 2008, at which point it will have borrowed the $1.0 million available under the agreement. As Salon forecasts that it will not be able to repay amounts borrowed under this agreement by its originally intended termination date of May 2008, Salon and its Chairman have agreed that the Deutsche Bank Securities agreement may continue until March 31, 2009. Though Deutsche Bank Securities may demand repayment of amounts borrowed at any time, Salon does not believe that it is likely until March 31, 2009. During the next twelve months, Salon estimates that it will require at least $1.0 million to meet working capital needs. To meet this future cash need and to repay amounts borrowed under the Deutsche Bank Securities agreement, Salon will have to incur additional indebtedness or raise additional working capital through the sale of equity securities in a private placement. However, Salon does not currently have an agreement in place to provide such financing, and there is no certainty that Salon will be able to enter into definitive agreements for such financing on commercially reasonable terms.

Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 as of April 1, 2007 did not impact Salon's results of operations, financial position, or cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements," ("SFAS 157".) SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 as of April 1, 2007 did not impact Salon's results of operations, financial position, or cash flows.

     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115," ("SFAS 159".) Under SFAS 159 entities will be permitted to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 is effective for fiscal years beginning after November 15, 2007 and allows for early adoption. Salon plans on adopting SFAS 159 in April 2008 and believes that the adoption of SFAS 159 will not impact Salon's results of operations, financial position, or cash flows.

     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), "Business Combinations," ("SFAS 141R") and No. 160, "Noncontrolling Interests in Consolidated Financial Statements," an amendment of ARB No. 51 ("SFAS 160".) SFAS 141R establishes principles and requirements during business combinations for how the acquirer:

     a. Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree,
     b. Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and
     c. Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

     SFAS 160 sets parameters as to how to report noncontrolling interest in consolidated financial statements. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. Salon believes that the adoption of SFAS 141R and SFAS 160 will not impact Salon's results of operations, financial position, or cash flows.

Off-Balance-Sheet Arrangements

     Salon has no off-balance-sheet arrangements.

Contractual Obligations

     The following summarizes Salon's contractual obligations as of December 31, 2007, and the effect these contractual obligations are expected to have on Salon's liquidity and cash flows in future periods (in thousands):

                                        Payments Due By Period
                        ------------------------------------------------------
                                         1 Year                     More than
                           Total         or Less     1 - 3 Years     3 Years
                        ------------  ------------  ------------  ------------
Operating leases        $        503  $        405  $         98  $          -
Capital leases                    63            21            42             -
Short-term borrowings            700           700             -             -
                        ------------  ------------  ------------  ------------
     Total              $      1,266  $      1,126  $        140  $          -
                        ============  ============  ============  ============

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds.

     In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. and its Chairman that allows Salon to borrow up to $1.0 million, obligation of which will subject Salon to interest rate risk. The interest rate under the agreement is prime less 0.25%. The actual interest rate at the time of the initial borrowing under the agreement was 8%, and as of December 31, 2007, the interest rate applicable to all borrowings then outstanding declined to 7.0%. As of December 31, 2007, the interest rate during the term of the agreement has not been greater than 8% nor less than 7.0% and has averaged 7.60%. Salon feels that the effect of an interest rate change will be immaterial over the term of the agreement.

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

     If Salon forecasts or experiences periods of limited, or diminishing cash resources, Salon may need to sell additional securities or incur additional indebtedness. There is no guarantee that Salon will be able to issue additional securities in future periods or incur indebtedness on commercially reasonable terms to meet its cash needs. Salon's ability to continue as a going concern may be adversely affected if it is unable to raise additional cash from sources it has relied upon in the past.

Salon has relied on related parties for significant investment capital

     Salon has been relying on cash infusions from related parties to fund operations. The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht. William Hambrecht is the father of Elizabeth Hambrecht, a Salon Director and a former President and Chief Executive Officer of the company. During the year ended March 31, 2007, these related parties invested $0.9 million in Salon. In November 2007, William Hambrecht purchased 292 shares of series D-5 preferred stock for which Salon received $350,400. In May 2007, John Warnock guaranteed an agreement between Salon and Deutsche Bank Securities, Inc. that will allow Salon to borrow up to $1.0 million at an interest rate of prime less 0.25%.

     Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon's cash availability and its ability to fund its operations.

Salon's principal stockholders can exercise a controlling influence over Salon's business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

     Based on information available to Salon, the holders of Salon's Series A, B, C and D preferred stock collectively own approximately 92% of all voting securities. These stockholders therefore own a controlling interest in Salon. Of this amount, approximately 70% is held by former Directors and related parties, of which approximately 22% is controlled directly or indirectly by William Hambrecht and approximately 40% by Chairman and Director John Warnock. Therefore, related parties by themselves own a controlling interest in Salon.

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

Future sales of significant number of shares of Salon's common stock by principal stockholders could cause its stock price to decline

     Salon's preferred stockholders can convert their 9,475 shares of preferred stock to approximately 9.7 million shares of common stock at any time. As Salon's common stock is normally thinly traded, if these stockholders were to convert their shares of preferred stock to common stock and sell the resulting shares, the per share price of Salon's common stock may be adversely affected. For example, effective July 31, 2006, a Series A preferred stockholder converted 62 shares of Series A preferred stock to 124,536 shares of common stock, and shortly thereafter converted a warrant to 7,840 shares of common stock, for a total of 132,376 shares of common stock. Between July 31, 2006 and October 30, 2006, the shareholder sold approximately 84,460 of these shares, and during the same period of time, Salon's common stock dropped from $3.20 to $1.80 per share.

Salon may not be able to receive the full value of its advertising credits

     As of December 31, 2007, Salon has $3.2 million of advertising credits which it has valued at $2.2 million that expire on December 31, 2009. Of the $3.2 million, approximately $1.9 million are the obligation of Rainbow Media Holdings ("Rainbow") and approximately $1.3 million are the obligation of NBC. Salon feels that it should be able to fully utilize the credits before they expire. Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement.

Salon's preferred stockholders are entitled to potentially significant liquidation preferences of Salon's assets over common stockholders in the event of such an occurrence

     Salon's Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $23.3 million in potential sales proceeds as of December 31, 2007, which includes the effect of undeclared dividends of $3.8 million. If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $23.3 million of cash distributions, while the holders of common stock would receive none of this amount. If a liquidation event were to occur in excess of $23.3 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Salon Premium memberships have been declining and will most likely continue to decline, adversely affecting revenues and available cash

     Salon has relied on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002. Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004. However, since the peak experienced in December 31, 2004, subscriptions have been declining to approximately 47,200 as of March 31, 2007 and to approximately 37,300 as of December 31, 2007. Salon forecasts that these memberships will continue to decline to approximately 34,000 as of March 31, 2008. If the decline were to be in excess of anticipated amounts, Salon's operations and available cash could be adversely affected.

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

     o    successfully sell and market its Website to advertisers;

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

Salon's technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website, reduced advertising revenues, or a loss of Salon Premium subscribers

     Salon is constantly upgrading its technology to manage its Website and its Salon Premium program. In addition, it is creating technology for new products that Salon hopes to launch within the next three months. If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery and subscription management, its Website or subscription management systems may not operate properly, which could harm Salon's business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm Salon's business. Moreover, complex software products such as its online publishing and subscription management systems frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

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

Salon's systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

     Substantially all of Salon's communications hardware and computer hardware operations for its Website are in a facility in Sacramento, California, away from active earthquake fault lines. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in its services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting Salon's Website and could cause advertisers to terminate any agreements with Salon. In addition, Salon could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, Salon's business could be harmed. Salon's insurance policies may not adequately compensate it for losses that may occur due to any failures of or interruptions in its systems. Salon does not presently have a formal disaster recovery plan.

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

     In addition, employment agreements with Salon's Chief Executive Officer and Chief Financial Officer provide for the payment of severance and acceleration of the vesting of options and/or restricted stock in the event of termination of the executive officer following a change of control of Salon. These provisions in offer letters could have the effect of discouraging potential takeover attempts.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     Not applicable.

Item 3.  Defaults Upon Senior Securities.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable

Item 5.  Other Information.

     Not applicable.

Item 6.  Exhibits

(a)  Exhibits.

31.1 Certification of Christopher Neimeth, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2 Certification of Norman Blashka, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1 Certification of Christopher Neimeth, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2 Certification of Norman Blashka, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SALON MEDIA GROUP, INC.


Dated:  February 12, 2008            /s/ Christopher Neimeth
                                     ------------------------------
                                     Christopher Neimeth
                                     Chief Executive Officer



Dated:  February 12, 2008            /s/ Norman Blashka
                                     ------------------------------
                                     Norman Blashka
                                     Chief Financial Officer