Form 10-K
period 2008-03-31
SALON MEDIA GROUP INC
filed 2008-06-27
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,048,000 based on the closing sale price of the registrant’s common stock on June 10, 2008.  Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 10, 2008 was 1,941,105 shares.

FORM 10-K
SALON MEDIA GROUP, INC.

FORM 10-K
SALON MEDIA GROUP, INC.
INDEX – (continued)

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	94

SIGNATURES		103

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

ITEM 1.  Business

Overview

Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999.  On June 22, 1999, Salon had its initial public offering, with its common stock quoted on the NASDAQ National Market under the symbol SALN.  Effective May 16, 2001, Salon adopted the name Salon Media Group, Inc.  Due to Salon’s inability to meet the continued listing requirements of the NASDAQ Market, on November 21, 2002, Salon’s common stock began trading in the OTC (Over-The-Counter) Bulletin Board marketplace under the symbol SALN.OB.   Following a 20:1 reverse split on November 15, 2006, the Company’s stock ticker symbol became SLNM.OB.

Salon is an online news and social networking company and an Internet publishing pioneer.  Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment.  Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well.  Salon sponsors a daily blog by the independent blogger Glenn Greenwald, a weekly column by founding member Gary Kamiya, brought back culture writer Camille Paglia to do a monthly column, Literary Guide to the World, and a daily blog by Editor-in-Chief Joan Walsh.   In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

The main entry and navigation point to Salon's ten primary subject-specific sections is Salon's home page at www.salon.com.  Built around multiple daily features – War Room, Machinist, Five Things, the Blog Report, King Kaufman’s Sports Daily, Since you Asked, Broadsheet, How the World Works, Video Dog and daily blogs by Glenn Greenwald and Joan Walsh, Salon provides a constantly updated array of news, features, interviews, columnists and blogs, including the following:

News & Politics
Salon News & Politics features breaking stories, investigative journalism and commentary, as well as interviews with newsmakers, politicians and pundits.  News features Salon’s War Room, a daily politics blog.

Opinion
Opinion features provocative commentary on timely issues, including daily blogs by Glenn Greenwald and Joan Walsh, and weekly columns by Gary Kamiya, Joe Conason and Garrison Keillor. It also features the Blog Report, an opinionated guide to the blogosphere, and a monthly column by Camille Paglia.

Technology & Business
Technology & Business provides smart, opinionated coverage of Internet news and digital culture from today's best technology writers, along with in-depth features about the business world and the economy. It features Patrick Smith's regular Ask the Pilot column, Andrew Leonard’s How the World Works blog, and Machinist by Farhad Manjoo.

Arts & Entertainment
Arts & Entertainment stages music and television reviews and interviews. The section includes frequent television and music features. In 2006 the Website added Video Dog, a video blog comprised of user generated video clips, as well as regular podcasts.  It is anchored by television critic Heather Havrilesky.

Movie Page
Launched in May 2007, Salon’s Movie Page spotlights film reviews, especially critics’ picks, and provides readers an ability to check movie show times, buy tickets or rent DVDs. In 2008, Salon added I Like to Watch, featuring film critics Andrew O’Hehir and Stephanie Zacharek.

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

Salon has two online communities, The Well and Table Talk, which allow users to discuss Salon content and interact with other users.  The Well, a subscription member-only discussion community in which members use their real names to post and only members can view the postings, had approximately 2,700 paying subscribers as of May 31, 2008.  Table Talk is available to all Internet users.

Salon believes that its original, award-winning content allows Salon to attract and retain users who are more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its Website a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online.

Revenue Sources

No customer accounted for over 10% of either total revenue or advertising revenue for the years ended March 31, 2008, March 31, 2007, or March 31, 2006, which were as follows (in thousands):

	Year Ended March 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Advertising	$5,434	72%	$5,409	70%	$3,685	57%
Salon Premium	1,333	18%	1,546	20%	2,036	31%
All Other	746	10%	793	10%	795	12%
Total	$7,513	100%	$7,748	100%	$6,516	100%

Salon has generated Internet advertising revenues since its inception.  To offset the precipitous drop in advertising revenues experienced in 2000 from the downturn in the economy and the bursting of the dot-com bubble, the company launched Salon Premium, a subscription service, in April 2001.  Since that time, the market for Internet advertising has improved; according to the Interactive Advertising Bureau, online advertising revenues have grown from $9.6 billion in 2004 to $21.2 billion in 2007. The market for Internet advertising is expected to continue to grow to over $42 billion by 2011 according to a report by MarketingCharts.  Central to Salon’s strategy is to capitalize on the expected continued growth in Internet advertising as advertising budgets are shifted to the Web in response to increased online usage.

An important factor in increasing advertising revenues in future periods, including Salon’s peak third quarter ending December 31, is growing Salon’s audience.  Attracting more unique Website visitors is important to Salon as they generate page views, and each page view becomes a potential platform for serving advertisements.  Ultimately, Salon charges advertisers for a set number of ad impressions viewed by a Website visitor.  Due to various factors, including concerted efforts to make Salon’s content more accessible to readers by automatically launching its Site Pass advertisement, formatting content to maximize the potential for Salon’s content to show up in search engine results, and marketing campaigns with a select few Websites, the average number of unique monthly Website visitors for the year ended March 31, 2008 increased 33% to approximately 4.4 million from the year ended March 31, 2007, and attained a record high of 6.5 million in March 2008.  Aiding the continued growth in unique visitors to Salon’s Website is the general migration of readers to the Internet from print newspapers.  The table in the following page reflects unique monthly visitors to Salon’s Website.

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

Salon Premium revenue is recognized ratably over the period that services are provided.  For the year ended March 31, 2008, Salon received $1.2 million in cash and recognized $1.3 million of revenue for this service primarily from approximately 27,900 paid new and renewed one year subscriptions and from approximately 4,400 monthly subscriptions.  For the year ended March 31, 2007, Salon received $1.5 million in cash and recognized $1.5 million of revenue for this service primarily from approximately 44,200 paid new and renewed one year subscriptions and from approximately 5,000 monthly subscriptions.  For the year ended March 31, 2006, Salon received $1.8 million in cash and recognized $2.0 million of revenue for this service primarily from approximately 58,700 paid new and renewed one year subscriptions and from approximately 3,900 monthly subscriptions.

Due to reader interest in Salon’s political coverage during the 2004 presidential campaign, which created opportunities to promote membership drives, either singly or in conjunction with third parties, Salon reached a peak of approximately 89,100 paid subscribers in December 2004.  Since that time, paid subscriptions have continued to decline, to approximately 47,200 as of March 31, 2007 and approximately 33,900 as of March 31, 2008.  The drop is expected to continue during the next year as Salon emphasizes advertising revenue over Salon Premium revenues as previously mentioned.

The other sources of revenue are primarily from The Well, an on-line discussion forum.  Revenue is recognized ratably over the subscription period.  The revenues recognized were $0.4 million each for the years ended March 31, 2008 and March 31, 2007, and $0.5 million for the year ended March 31, 2006.   Salon generates nominal revenue from the licensing of content that previously appeared in Salon and for providing links to a third party’s Website.  The third party’s Website offers personals/dating services.

Sales and Marketing

Salon has sales offices in New York City and San Francisco with ten active advertising sales and operations employees as of March 31, 2008, of which four actively solicit orders.  As of March 31, 2008, Salon has one employee associated with Salon Premium membership activities.

Salon incurred advertising expenses of $1.1 million, $0.4 million and $0.3 million for the years ended March 31, 2008, 2007, and 2006, respectively.  These advertising expenses primarily represent non-cash expenses from the utilization of advertising credits which Salon acquired in January 2000 from the sale of common stock to Rainbow Media Holdings (“Rainbow”).  During the year ended March 31, 2003, Rainbow transferred a portion of its obligation to provide Salon with advertising credits to NBC’s Bravo channel, while still retaining a portion of the overall obligation.  The transfer occurred due to the sale by Cablevision, which owns Rainbow Media Holdings, of its Bravo channel to NBC.  As of March 31, 2008, Salon has $3.1 million in advertising credits, of which approximately $1.8 million remain with Rainbow and approximately $1.3 million are with NBC, all of which will expire in December 2009. Since their acquisition, Salon has used the advertising credits for television advertisements, which were determined to be ineffective in driving traffic to its Website.  As a result, during the last quarter of its year ended March 31, 2007, Salon began using its NBC credits for banner type ads on NBC’s Websites, and contemplates using a portion of its remaining NBC credits in a similar fashion.  Salon intends to utilize the NBC and Rainbow credits to continue to promote its website as well as the launch of its new social network, Open Salon.  Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement.

Competition

Salon competes for advertising revenues with numerous Websites, with the 50 largest companies attracting an estimated 94% of all the advertising dollars according to a recent study by PricewaterhouseCoopers LLC and sponsored by the Interactive Advertising Bureau.  These companies have Websites that include major portals such as Yahoo, major search engines such as Google, major social networks such as MySpace, and major online media publications such as CNN.com.

Salon competes with many news–oriented Websites, for paid subscribers in particular and audience visitation in general.  In addition to traditional news-oriented websites such as CNN, NBC, ABC and CBS, Salon also competes with sites such as the Huffington Post, Slate, Mother Jones and Politico for staff, audience and ad dollars.

Salon’s Strategy

Continued focus on growing Salon’s audience

Increasing unique visitors to Salon’s Website and the resulting page views that serve as a platform for advertising impressions is key to Salon’s revenue growth. In addition to the revenue generated from advertising, an increase in unique visitors could increase revenue from subscriptions as each new visitor to Salon’s Website is a potential new subscriber to Salon Premium.  As a result, audience growth will continue to be a primary business goal for Salon in FY09.

Salon plans to continue its rapid audience growth through a combination of editorial enhancements, new products, and more effective use of technology.  Salon has continued to add new writers, and enhance or create new content areas and features for its readers.  Salon has been developing a new social networking service for its users, “Open Salon”, which will allow them to post user profiles; contribute blogs and other content; and collect all their contributions to Salon, including Letters to the Editor, in one place.  Management believes Open Salon will attract and retain unique users, increase advertising inventory and lower its incremental editorial costs.  Salon plans to launch Open Salon in fiscal 2009.  Salon’s strategy to continue to grow its audience also encompasses partnership formation to deliver Salon’s content to a broader audience, a search engine optimization plan, and an integrated marketing plan that includes mostly online advertising.  In the last several years Salon has not allocated, and does not currently contemplate in its next fiscal year allocating any significant cash resources towards such efforts; however, Salon has formed and continues to form partnerships and alliances to deliver Salon’s award-winning, unique, and compelling content to a broader audience.

Focus on advertising revenue opportunity while Premium subscriber base declines

Salon generates most of its revenue from advertising on its Website, as well as through subscribers who pay to read its content without ads.  However, as Salon increased its number of readers to its Website, Salon has determined that if its advertising sales team can sell most of its inventory, it will be more profitable for Salon to drive its readers to its advertising supported Website rather than to a subscription, without-ads Website.  Salon recognizes that its subscription model will continue to be preferred by a minority of its readers, and will therefore continue the subscription program, with emphasis on “Premium with ads” as a means of increasing potential ad impressions.  Additionally, Salon will continue efforts to increase the average value per subscriber by bundling third-party services with subscriptions, and intends to offer other products and services to current subscribers.

Salon increased emphasis on advertising revenues during FY08 and will continue to do so in FY09.  In FY09, Salon plans to increase the size of its sales team, focus on broadening its advertiser base to include luxury items, apparel, home furnishings and packaged goods, and intends to expand into other advertising categories as well.  It will also expand the use of ad networks to fully monetize any unsold remnant inventory.

Develop Web 2.0 site and additional interactive functionality to increase reader participation

As previously mentioned, Salon has plans to launch a new user generated social network, to be called Open Salon.  This site will be an extension to Salon’s highly popular “Letters to the Editor” function, which allows readers to react to a story and begin a conversation with both the writer and the audience who is reading the story.  It is also intended as a home for bloggers who can take advantage of its larger, aggregated audience. This site will be rolled out during the course of FY09.

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

Overall, Salon is working to integrate social media applications with Salon’s content.  A “share this article” link will expose users to a variety of single-click tools that permit content to be shared, tagged and distributed outside Salon’s domain.

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

Salon’s Website is supported by a variety of servers using the Solaris and Linux operating systems.  Salon’s top technical priority is the fast delivery of pages to its users.  Salon’s systems are designed to handle traffic growth by balancing the amount of traffic among multiple servers.  Salon relies on server redundancy to help achieve its goal of 24 hours, seven-days-a-week Website availability.  Regular automated backups protect the integrity of Salon’s data.   Salon servers are maintained at a third-party facility in Sacramento, in a building capable of withstanding a major earthquake.  The third-party facility provides continuous monitoring of the servers.

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

Employees

As of March 31, 2008, Salon has 63 full-time employees.  Salon believes its employee relations are good.  No employees of Salon are represented by a labor union or are subject to a collective bargaining agreement. Salon’s future success is highly dependent on the ability to attract, hire, retain and motivate qualified personnel.

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

If Salon forecasts or experiences periods of limited, or diminishing cash resources, Salon may need to issue additional securities.  These newly issued securities could be highly dilutive to existing common shareholders.  However, there is no guarantee that Salon will be able to issue additional securities in future periods to meet cash needs and, if it is unable to raise additional cash, Salon’s ability to continue as a going concern may be adversely affected.

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions from primarily related parties to fund operations.  The related parties are generally John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s former President and Chief Executive Officer, Elizabeth Hambrecht, a Director of the Company.  During the year ended March 31, 2008, related parties provided and/or guaranteed $1.9 million in loans and equity investments.

Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon’s cash availability and its ability to fund its operations.

Salon’s principal stockholders can exercise a controlling influence over Salon’s business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

Based on information available to Salon, the holders of Salon’s Series A, B, C and D preferred stock collectively own approximately 92% of all voting securities. These stockholders therefore own a controlling interest in Salon.  Of this amount, approximately 72% is held by former Directors and related parties, approximately 22% is controlled directly or indirectly by William Hambrecht and approximately 41% by Chairman and Director John Warnock.  Therefore, related parties by themselves own a controlling interest in Salon.

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

Future sales of significant number of shares of Salon’s common stock by principal stockholders could cause its stock price to decline

Salon’s preferred stockholders can convert their 9,475 shares of preferred stock to approximately 9.7 million shares of common stock.  As Salon’s common stock is normally thinly traded, if these stockholders were to convert their shares of preferred stock to common stock and sell the resulting shares, the per share price of Salon’s common stock may be adversely affected.  For example, effective July 31, 2006, a Series A preferred stockholder converted 62 shares of Series A preferred stock to 124,536 shares of common stock, and shortly thereafter converted a warrant to 7,840 shares of common stock, for a total of 132,376 shares of common stock.  Between July 31, 2006 and October 30, 2006, the shareholder sold approximately 84,460 of these shares, and during the same period of time, Salon’s common stock dropped from $3.20 to $1.80 per share.

Salon may not be able to receive the full value of its advertising credits

As of March 31, 2008, Salon has $3.1 million of advertising credits for which it has valued at $2.1 million that expire on December 31, 2009.  Of the $3.1 million, approximately $1.8 million are the obligation of Rainbow Media Holdings (“Rainbow”) and approximately $1.3 million are the obligation of NBC.  Salon feels that it should be able to fully utilize the credits with both Rainbow and NBC, but may not be able to fully utilize the credits prior to expiration.  Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement.

Salon’s stock has been and will likely continue to be subjected to substantial price and volume fluctuations due to a number of factors, many of which will be beyond its control and may prevent its stockholders from reselling its common stock at a profit

The securities markets have experienced significant price and volume fluctuations.  This market volatility, as well as general economic, market or political conditions, have and may continue to reduce the market price of its common stock, regardless of its operating performance.  In addition, Salon’s stock is thinly traded and operating results could be below the expectations of public market analysts and investors, and in response, the market price of its common stock could decrease significantly.

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $23.5 million in potential sales proceeds as of March 31, 2008, which includes the effect of undeclared dividends of $4 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $23.5 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $23.5 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

Salon has historically lacked significant revenues and has a history of losses

Salon has a history of significant losses and expects to incur a loss from operations, based on generally accepted accounting principals, for its fiscal year ending March 31, 2009 and potentially in future years.  Once Salon attains profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

Burr, Pilger & Mayer LLP, Salon’s independent registered public accounting firm for the years ended March 31, 2006, March 31, 2007, and March 31, 2008, included a “going-concern” audit opinion on the consolidated financial statements for those years.  The audit opinions report substantial doubt about Salon’s ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability.  As a result of the “going-concern” opinions, Salon’s stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Salon Premium memberships have been declining and may continue to decline, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002.  Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004.  However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 33,900 as of March 31, 2008.  Salon forecasts that these memberships will continue to decline to approximately 23,000 as of March 31, 2009.  If the decline were to be in excess of anticipated amounts, Salon’s operations and available cash could be adversely affected.

Salon has depended on advertising sales for much of its revenues, and its inability to maintain or increase advertising revenues could harm its business

Maintaining or increasing Salon’s advertising revenues depends upon many factors, including whether it will be able to:

•	successfully sell and market its Website auto start Site Pass or other rich media advertisements;

•	entice non Salon Premium Website visitors to view and advertisers to sell new ad units and formats;

•	maintain a significant number of unique Website visitors and corresponding significant reach of Internet users;

•	maintain a significant number of sellable impressions generated from Website visitors available to advertisers;

•	successfully sell and market its network to advertisers;

•	increase the dollar amount of the advertising orders it receives;

•	maintain pricing levels of the advertising it sells;

•	increase awareness of the Salon brand;

•	improve the technology for serving advertising on its Website;

•	handle temporary high volume traffic spikes to its Website;

•	accurately measure the number and demographic characteristics of its users; and

•	attract and retain key sales personnel.

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

Salon’s systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

Substantially all of Salon’s communications hardware and computer hardware operations for its Website are in a facility in Sacramento, California that has been extensively retrofitted to withstand a major earthquake.  Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in its services.  Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting Salon’s Website and could cause advertisers to terminate any agreements with Salon.  In addition, Salon could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable.  If any of these circumstances occurred, Salon’s business could be harmed.  Salon’s insurance policies may not adequately compensate it for losses that may occur due to any failures of or interruptions in its systems.  Salon does not presently have a formal disaster recovery plan.

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

In addition, employment agreements with certain executive officers provide for the payment of severance and acceleration of the vesting of options in the event of termination of the executive officer following a change of control of Salon.  These provisions could have the effect of discouraging potential takeover attempts.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.   Properties

Salon leases 8,623 square feet of office space at 101 Spear Street, San Francisco, California.  Less than one year remains on the lease, which terminates in February 2009.

Salon leases office space at 41 East 11th Street, 11th Floor, New York, NY and at 3417 ½ M Street NW, Washington, DC.  The lease for the New York office will terminate on June 30, 2008.  Salon has signed a new lease for its New York office at 15 West 37th Street, New York, NY which commenced on June 1, 2008 and will expire on August 31, 2011.  Salon also rents minimal space to host its servers in Sacramento, California.

Salon believes that its existing properties are in good condition and are suitable for the conduct of its business.

ITEM 3.   Legal Proceedings

Salon is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

ITEM 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2008.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Information with respect to the quarterly high and low sales prices for Salon’s common stock, ticker symbol SLNM.OB, for its fiscal years 2008 and 2007, based on sales transactions reported by the OTC (Over-The-Counter) Bulletin Board is provided below:

	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2008		March 31, 2007
For the quarter ended	High	Low	High	Low
June 30	1.70	1.10	5.80	3.20
September 30	1.70	1.20	3.60	1.40
December 31	2.00	1.50	2.55	0.90
March 31	1.90	1.40	2.45	1.20

There were 174 holders of record of Salon common stock as of June 12, 2008.  This number was derived from Salon’s stockholder records, and does not include beneficial owners of Salon’s voting common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.  The closing price of Salon’s common stock on June 12, 2008 was $1.40 per share.

Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

Salon has never repurchased any of its equity securities.

Equity Compensation Plan Information

The following table provides information about Salon’s common stock that may be issued upon the exercise of options, warrants and rights under all of Salon’s existing equity compensation plans as of March 31, 2008, including the Salon Internet, Inc. 1995 Stock Option Plan, the Salon Media Group, Inc. 2004 Stock Plan, the Salon Media Group, Inc. Non-Plan Stock Agreement and the 1999 Employee Stock Purchase Plan.

Plan category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation
			plans, excluding
			securities reflected in
			column (a)

	(a)	(b)	(c)

Equity compensation plans	2,405,324	$4.09	240,888
approved by security
holders

Equity compensation plans	125,000	$2.61	None
not approved by security
holders
Total	2,530,324	N/A	240,888

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

In June 2006, Salon entered into a Non-Plan Stock Agreement with its then Senior Vice President – Publisher, pursuant to which Salon granted such person non-qualified options to purchase 50,000 shares of common stock at an exercise price of $3.20 per share.  Such option grant did not receive stockholder approval.  25% of the shares subject to the option vested after one year and 1/48th vests per month thereafter.  In December 2006, Salon entered into another Non-Plan Stock Agreement with its then Senior Vice President – Publisher, pursuant to which Salon granted such person non-qualified options to purchase 25,000 shares of common stock at an exercise price of $1.05 per share.  Such option grant did not receive stockholder approval.  25% of the shares subject to the option vested after one year and 1/48th vests per month thereafter.

Stock Performance Graph

The graph below matches Salon Media Group Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of six companies that includes: Answers Corporation, CNET Networks, Inc., Planetout, Inc., Quepasa Corporation, Thestreet.com Inc. and Tucows Inc. The graph assumes that the value of the investment in our common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on March 31, 2003 and tracks it through March 31, 2008.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Companies in the New Self-Determined Peer Group:	Companies in Old Self-Determined Peer Group:
CNET Networks, Inc.	CNET Networks, Inc.
Planetout, Inc.	Planetout, Inc.
Thestreet.com Inc.	Thestreet.com Inc.
Answers Corporation	Answers Corporation
Quepasa Corporation	Quepasa Corporation
Tucows Inc.	Tucows Inc.
Audible Inc.

ITEM 6.   Selected Consolidated Financial Data

	Dollar amounts in thousands, except per share
Year Ended March 31,	2008	2007	2006	2005	2004

Net revenues	$7,513	$7,748	$6,516	$6,628	$4,499
Net loss	$3,409	$1,566	$1,122	$518	$6,046
Net loss attributable to common
stockholders (1)	$3,463	$1,861	$1,349	$358	$6,982
Basic and diluted net loss per share
attributable to common
stockholders (2)	$1.79	$1.10	$1.67	$0.50	$9.90
Weighted average common shares
outstanding used in computing
per share amounts (thousands)(2)	1,940	1,692	809	720	705
Cash and cash equivalents	$818	$829	$441	$686	$696
Prepaid advertising rights	$2,131	$3,267	$3,718	$3,970	$4,430
Total assets	$4,616	$5,605	$5,304	$6,069	$6,270
Capital leases – long-term portion	$56	$-	$-	$-	$-
Total long-term liabilities (3)	$600	$85	$120	$82	$2,621

(1)           The net loss attributable to common stockholders for the year ended March 31, 2008 includes a preferred deemed dividend charge of $54 from the issuance of Series D preferred stock. The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction.  The net loss attributable to common stockholders for the year ended March 31, 2007 includes a preferred deemed dividend charge of $295 from the issuance of Series D preferred stock. The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction. The net loss attributable to common stockholders for the year ended March 31, 2006 includes a preferred deemed dividend charge of $227 from the issuance of Series D preferred stock. The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction. The net loss attributable to common stockholders for the fiscal year ended March 31, 2005 includes a net preferred deemed dividend benefit of $160 derived from a benefit of $470 from a decrease in value of warrants previously issued to preferred stockholders and a charge of $310 from the issuance of Series D-1 and D-2 preferred stock during the year.  The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction.  The net loss attributable to common stockholders for the fiscal year ended March 31, 2004 includes a preferred deemed dividend of $936 that included $361 resulting from the difference between the offering price of Salon’s Series C preferred stock and warrants sold in February 2004 and the deemed fair value of Salon’s common stock on the date of the transaction and $575 from the change in value during the year ended March 31, 2004 of warrants issued to preferred stockholders.

(2)           The share and per share results for the years ended prior to March 31, 2007 reflect a reverse stock split effective as of November 15, 2006.  In the reverse stock split, each 20 outstanding shares common stock (“old common stock”) was automatically reduced into one share of new common stock.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Salon is an online news and social networking company and an Internet publishing pioneer.  Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment.  Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well, and is developing Open Salon, a social network for bloggers.  In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

Sources of Revenue

The most significant portion of Salon’s revenues is derived from advertising from the sale of promotional space on its Website.  The sale of promotional space is generally less than ninety days in duration.  Advertising units sold include “rich media” streaming advertisements, as well as traditional banner and pop-up advertisements.

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Prior to March 2007, subscriptions to Salon Premium were generally $35 for one year with no ads, and during March 2007, the rate was increased to $45. Salon Premium revenue is recognized ratably over the period that services are provided.  This source of revenue has been decreasing since Salon’s quarter ended December 31, 2004 when paid subscriptions peaked at approximately 89,100 and decreased to approximately 33,900 as of March 31, 2008.  Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue. Revenue from the on-line discussion forum The Well has been recognized ratably over the subscription period.  Salon also generates nominal revenue from the licensing of content that previously appeared in Salon’s Website and for hosting links to a third party’s personals/dating Website.

Expenses

Production and content expenses consist primarily of salaries and related expenses for Salon’s editorial, artistic, and production staff, online communities’ staff, payments to freelance writers and artists, bandwidth costs associated with serving pages and hosting our online communities on our Website, credit card transaction costs and ad serving costs.

Sales and marketing expenses consist primarily of salaries, commissions and related personnel costs, travel, and other costs associated with Salon’s sales force, business development efforts and its subscription service.  It also includes advertising, promotions and the amortization of prepaid advertising rights.

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

Salon has incurred significant net losses and negative cash flows from operations since its inception.  As of March 31, 2008, Salon had an accumulated deficit of $96.3 million.  These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock, bank debt and from the issuance of convertible notes payable.

Burr, Pilger & Mayer LLP, Salon’s independent accountants for the years ended March 31, 2008, March 31, 2007 and March 31, 2006 have included a paragraph in their report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

Salon has not recorded a provision for federal or state income taxes since inception due to recurring operating losses.  At March 31, 2008 Salon had net operating loss carryforwards of $69.1 million for federal income tax purposes that begin to expire in March 2016, and $32.8 million for California income tax purposes.  As Salon has been incurring tax losses, $3.3 million of California net operation loss carryforwards expired as of March 31, 2008, and if Salon were to incur a tax loss for the year ending March 31, 2009, an additional $2.3 million operating loss carryforward will expire.  Utilization of Salon’s net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California State provisions.  Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.  A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets.  The net valuation allowance increased $1.0 million during the year ended March 31, 2008 to $26.5 million.  Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded.  These factors include Salon’s history of net losses since inception and expected near-term future losses.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 72%, 70% and 57% of Salon’s revenues, respectively for the years ended March 31, 2008, 2007 and 2006.  The duration of the advertisements are generally short term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

Prepaid Advertising Rights

In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings (“Rainbow”) and received $11.8 million of advertising credits that were to be utilized by December 2009.  As the per share price of Salon’s common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million.  As of March 31, 2008, Salon has $3.1 million advertising credits resulting from the transaction, valued at $2.1 million for financial reporting purposes.  Of the $3.1 million of advertising credits, approximately $1.8 million remain with Rainbow and approximately $1.3 million are with NBC.  Salon believes that it should be able to utilize all the credits with Rainbow and NBC before they expire on December 31, 2009. Salon is currently exploring ways of fully utilizing the credits, including supporting the launch of Open Salon, before they expire.  Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement or full utilization thereof.

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

Results of Operations

Fiscal Years Ended March 31, 2008 and 2007

Net Revenues

Salon’s net revenue decreased 3% to $7.5 million in the year ended March 31, 2008 from $7.7 million in the year ended March 31, 2007.

Advertising revenues remained flat from one year ago at $5.4 million for the year ended March 31, 2008, as sales trailed off in the fourth quarter, despite record audiences, due to sales force turnover.

Salon Premium subscription revenues decreased by 14% to $1.3 million for the year ended March 31, 2008 from $1.5 million for the year ended March 31, 2007.  The drop in Salon Premium revenues recognized for the year ended March 31, 2008 compared to the year ended March 31, 2007 is attributable to a substantial reduction in the number of new subscribers.  Salon acquired approximately 27,900 paid one-year subscriptions for the year ended March 31, 2008 compared to approximately 44,200 for the year ended March 31, 2007.  As a result, the number of paid subscribers decreased from approximately 47,200 at March 31, 2007 to approximately 33,900 at March 31, 2008.  As of June 1, 2008, Salon had approximately 32,000 paid subscribers.

An important factor in increasing advertising revenues in future periods, including Salon’s peak third quarter ending December 31, is attracting more unique visitors to Salon’s Website.  Attracting more unique Website visitors is important to Salon as they generate page views, and each page view becomes a potential platform for serving advertisements.  Ultimately, Salon charges advertisers based on a set number of impressions viewed by a Website visitor.  Due to various factors, including concerted efforts to make Salon’s content more accessible to readers by auto launching the site pass, a better optimized Website to facilitate appearance in search engine results, and marketing campaigns with select Websites, the average number of unique monthly Website visitors for the year ended March 31, 2008 increased 33% to 4.4 million from the year ended March 31, 2007, and attained a record high of 6.5 million in March 2008.  Aiding the continued growth in unique visitors to Salon’s Website is the migration of readers to the Internet from print newspapers.

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

All other sources of revenue were $0.8 million each for the years ended March 31, 2008 and March 31, 2007.  Approximately half of this revenue was derived from the Well, an online discussion forum.

Production and Content

Production and content expenses during the year ended March 31, 2008 were $5.5 million versus $5.2 million for the year ended March 31, 2007, an increase of $0.3 million.  The 6% increase primarily reflects an increase in staff and benefit costs.

Sales and Marketing Expenses

Sales and marketing expenses during the year ended March 31, 2008 were $2.8 million versus $2.0 million for the year ended March 31, 2007, an increase of $0.8 million.  The 40% increase primarily reflects utilizing an additional $0.7 million advertising credits this year compared to last year.

Information Technology Support Expenses

Information technology support expenses during the year ended March 31, 2008 remained flat from one year ago at $0.8 million.  The 29% increase in salary costs was offset by capitalized development costs for the Open Salon project.

General and Administrative Expenses

General and administrative expenses during the year ended March 31, 2008 were $1.8 million versus $1.3 million for the year ended March 31, 2007, an increase of $0.5 million.  The 38% increase is primarily attributable to increased staff salaries, stock-based compensation expenses, professional fees, severance costs and directors fees.

Preferred Deemed Dividend

Salon sold 292 shares of Series D-5 preferred stock on November 19, 2007.  All the shares sold are convertible to common stock at an effective price less than the fair market value of Salon’s common stock on the commitment date of the respective transaction.  Salon valued the beneficial conversion feature of these shares of preferred stock at $0.05 million.  As the shares of preferred stock sold were immediately convertible, Salon recorded a total of $0.05 million non-cash preferred deemed dividend for the year ended March 31, 2008, representing the value of the beneficial conversion feature of the shares issued.

During the year ended March 31, 2007, Salon sold 208 shares of Series D-3 preferred stock and 42 shares of Series D-4 preferred stock on July 27, 2006, 333 shares of Series D-4 preferred on September 21, 2006, and 42 shares of Series D-4 preferred stock and 125 shares of Series D-5 preferred stock on December 18, 2006 that were convertible to common stock at an effective price less than the fair market value of Salon’s common stock on the commitment date.  Salon valued the beneficial conversion feature of the preferred stock sold at $0.3 million.  As the shares of preferred stock were immediately convertible, for its year ended March 31, 2007, Salon recorded a $0.3 million non-cash preferred deemed dividend, representing the value of the beneficial conversion feature of the shares issued.

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

Liquidity and Capital Resources

Net cash used in operations was $1.5 million for the year ended March 31, 2008, $1.2 million for the year ended March 31, 2007, and $0.6 million for the year ended March 31, 2006.  The principal use of cash during the year ended March 31, 2008 was to meet its operating deficit.  The principal use of cash during the year ended March 31, 2007 was to fund the $1.6 million net loss and reflects accounts receivable increasing by $0.5 million, less $0.8 million of non-cash charges.  The principal use of cash during the year ended March 31, 2006 was to fund the $1.1 million net loss, less $0.5 million of non-cash charges, and a $0.2 million decrease in deferred revenue, all offset by a reduction of $0.2 million of accounts receivable, prepaid expenses and other current assets and other assets.

Net cash used in investing activities was $0.3 million for the year ended March 31, 2008 to fund the acquisition of computer equipment and internal software development.  Net cash used in investing activities was immaterial for the years ended March 31, 2007 and March 31, 2006.

For the year ended March 31, 2008, net cash provided from financing activities was $1.9 million, which included $1.0 million in short term borrowings, $0.5 million in long term borrowing and $0.4 million from the issuance of 292 shares of preferred stock.   For the year ended March 31, 2007, net cash provided from financing activities was $1.7 million, which included $0.8 million from the exercise of warrants and $0.9 million from the issuance of 750 shares of preferred stock.  For the year ended March 31, 2006, net cash provided from financing activities was $0.4 million from the issuance of Series D preferred stock, and the exercise of common stock options and warrants.

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

As of March 31, 2008, Salon has two outstanding capital leases on computer equipment and does not anticipate entering into similar debt instruments during its year ending March 31, 2009.  The following summarizes Salon’s contractual obligations as of March 31, 2008, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	More than 3 Years
Operating leases	$340	$329	$11	$-
Capital leases	81	25	56	-
Capital lease interest	19	11	8	-
Total	$440	$365	$75	$-

Capital requirements

Salon has a history of significant losses and expects to incur a net loss from operations for its year ending March 31, 2009.  Because of past losses, an anticipated loss next year and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for the years ended March 31, 2008, March 31, 2007 and March 31, 2006 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern.  During the last three years, Salon has relied on cash from bank debt, the issuance of convertible notes and preferred stock and from the exercise of warrants to meet its cash requirements.

 Based on current cash projections for next year, which contemplate a smaller operating loss, positive cash flow generation in the second half of the year, and takes into account $1.5 million in convertible debt raised subsequent to year end, Salon estimates it will require up to an additional $1.0 million cash inflow to meet operating needs.  If planned revenues are less than expected, the cash shortfall may be higher.  Salon is in discussions with potential investors, including related parties, as well as its commercial bank, to obtain additional funding.

Off-Balance Sheet Arrangements

Salon has no off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Adoption of FIN 48 in fiscal 2008 has not had a material impact on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (SFAS 157).  SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Salon adopted SFAS 157 as of April 1, 2007.  It did not have a material impact on its results of operations, financial position or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158).  SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  Salon does not have such funds addressed by this statement.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 on Quantifying Financial Statement Misstatements (SAB 108).  SAB 108 sets forth the SEC staff's views that registrants should quantify errors using both a balance sheet and an income statement approach, and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB108 is effective the first fiscal year ending after November 15, 2006.  Adoption has not had a material impact on its results of operations, financial position, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115,” (SFAS 159).  Under SFAS 159 entities will be permitted to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option).  SFAS 159 is effective for fiscal years beginning after December 15, 2007 and allows for early adoption.  Salon adopted SFAS 159 as of April 1, 2007.  Its adoption of SFAS159 has not had a material impact on its results of operations, financial position, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51 (“SFAS 160”.) SFAS 141R establishes principles and requirements during business combinations for how the acquirer:

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

SFAS 160 sets parameters as to how to report noncontrolling interest in consolidated financial statements.  SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. Salon believes that the adoption of SFAS 141R and SFAS 160 will not impact Salon’s results of operations, financial position, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS 161 and does not expect this statement to have a material impact on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162).  SFAS 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We have not yet determined the impact, if any, that implementation of SFAS 162 will have on our results of operations and financial condition.

In May 2008, the FASB also issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60,” (SFAS 163).  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  This line of credit is fully drawn.  Rates declined throughout most of fiscal 2008.  Salon feels that the impact of the risk of future rate increases will not have a material impact.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

Page

Reports of Independent Registered Public Accounting Firm	38

Consolidated Balance Sheets as of March 31, 2008 and 2007	39

Consolidated Statements of Operations for the years ended March 31, 2008
2007, and 2006	40

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2008
2007, and 2006	41

Consolidated Statements of Cash Flows for the years ended March 31, 2008
2007, and 2006	42

Notes to Consolidated Financial Statements	43

Selected Quarterly Financial Data (unaudited)	67

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Salon Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Salon Media Group, Inc. and its subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor have we been engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salon Media Group, Inc. and its subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $96.3 million at March 31, 2008. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr, Pilger & Mayer LLP
San Francisco, California
June 25, 2008

SALON MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$818	$829
Accounts receivable, net	864	1,007
Prepaid expenses and other current assets	185	53
Total current assets	1,867	1,889

Property and equipment, net	412	115
Prepaid advertising rights	2,131	3,267
Goodwill, net	200	200
Other assets	6	134
Total assets	$4,616	$5,605
Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$1,000	$-
Accounts payable and accrued liabilities	1,294	762
Deferred revenue	705	792
Total current liabilities	2,999	1,554

Long-term liabilities:
Notes payable	500	-
Other long-term liabilities	44	85
Capital lease, less current portion	56	-
Total liabilities	3,599	1,639
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 9,475 shares issued and outstanding at March 31, 2008 and 9,183 shares issued and outstanding at March 31, 2007 (aggregate liquidation preference of $23,498
at March 31, 2008 and $22,344 at March 31, 2007)	-	-

Common stock, $0.001 par value, 30,000,000 shares authorized, 1,940,172 shares issued and outstanding at March 31, 2008 and 1,939,572 shares
issued and outstanding at March 31, 2007	2	2
Additional paid-in capital	97,302	96,788
Accumulated deficit	(96,287)	(92,824)
Total stockholders’ equity	1,017	3,966
Total liabilities and stockholders’ equity	$4,616	$5,605
See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,
	2008	2007	2006

Net revenues	$7,513	$7,748	$6,516

Operating expenses:
Production and content	5,544	5,223	4,505
Sales and marketing	2,756	1,978	1,515
Information technology support	829	828	676
General and administrative	1,756	1,286	964
Total operating expenses	10,885	9,315	7,660

Loss from operations	(3,372)	(1,567)	(1,144)

Interest and other income (expense)	(37)	1	22
Net loss	(3,409)	(1,566)	(1,122)
Preferred deemed dividend	(54)	(295)	(227)
Net loss attributable to common stockholders	$(3,463)	$(1,861)	$(1,349)

Basic and diluted net loss per share attributable to
common stockholders	$(1.79)	$(1.10)	$(1.67)

Weighted average shares used in computing basic
and diluted net loss per share attributable
to common stockholders	1,940	1,692	809

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except Preferred Stock Shares)

	Preferred		Common		Additional			Total
	Stock		Stock		Paid-In	Unearned	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance, March 31, 2005	8,386	$-	749	$1	$93,765	$-	$(89,614)	$4,152

Shares issued under employee stock plans	-	-	26	-	73	-	-	73
Shares issued under warrant agreements	-	-	144	-	65	-	-	65
Value of warrants issued	-	-	-	-	55	-	-	55
Preferred stock converted to common stock	(37)	-	38	-	-	-	-	-
Share-based compensation	-	-	-	-	183	(40)	-	143
Series D convertible preferred stock and
common stock warrants issued for cash	209	-	-	-	251	-	-	251
Preferred deemed dividend from revaluation
Series D Convertible preferred stock	-	-	-	-	227	-	(227)	-
Net loss	-	-	-	-	-	-	(1,122)	(1,122)

Balance, March 31, 2006	8,558	-	957	1	94,619	(40)	(90,963)	3,617

Shares issued under employee stock plans	-	-	2	-	6	-	-	6
Shares issued under warrant agreements	-	-	730	1	778	-	-	779
Preferred stock converted to common stock	(125)	-	251	-	-	-	-	-
Share-based compensation	-	-	-	-	190	40	-	230
Series D convertible preferred stock and
common stock warrants issued for cash	750	-	-	-	900	-	-	900
Preferred deemed dividend on issuance of
Series D Convertible preferred stock	-	-	-	-	295	-	(295)	-
Net loss	-	-	-	-	-	-	(1,566)	(1,566)

Balance, March 31, 2007	9,183	-	1,940	2	96,788	-	(92,824)	3,966

Shares issued under employee stock plans	-	-	-	-	1	-	-	1
Series D convertible preferred stock and
common stock warrants issued for cash	292	-	-	-	350	-	-	350
Preferred deemed dividend on issuance of
Series D Convertible preferred stock	-	-	-	-	54	-	(54)	-
Share-based compensation	-	-	-	-	109	-	-	109
Net loss	-	-	-	-	-	-	(3,409)	(3,409)

Balance, March 31, 2008	9,475	$-	1,940	$2	$97,302	$-	$(96,287)	$1,017

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(3,409)	$(1,566)	$(1,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	313	230	143
Depreciation and amortization	102	89	143
Allowance for (recovery of) doubtful accounts	-	-	(1)
Prepaid advertising rights usage	1,136	451	252
Changes in assets and liabilities:
Accounts receivable	143	(505)	122
Prepaid expenses, other current assets and other assets	(4)	101	111
Accounts payable, accrued liabilities and other long-term liabilities	262	(21)	(3)
Deferred revenue	(87)	(28)	(227)
Net cash used in operating activities	(1,544)	(1,249)	(582)
Cash flows from investing activities:
Purchase of property and equipment	(313)	(48)	(52)
Net cash used in investing activities	(313)	(48)	(52)
Cash flows from financing activities:
Net proceeds from short-term borrowings	1,000	-	-
Net proceeds from long-term borrowings	500	-	-
Capital lease payments	(5)	-	-
Proceeds from issuance of preferred stock, net	350	900	251
Proceeds from issuance of common stock, net	1	785	138
Net cash provided by financing activities	1,846	1,685	389
Net increase (decrease) in cash and cash equivalents	(11)	388	(245)
Cash and cash equivalents at beginning of period	829	441	686
Cash and cash equivalents at end of period	$818	$829	$441

Amount paid for interest	$-	$-	$-
Amount paid for taxes	-	-	-
Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants in connection with agreements	$-	$-	$55
Preferred deemed dividend	$54	$295	$227
Property and equipment purchased with capital lease	$86	$-	$-
Stock compensation liability	$204	$-	$-

See accompanying notes to consolidated financial statements.

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

Note 2.   Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at March 31, 2008 of $96,287.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2009.  Because of past losses, an anticipated loss next year and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for the years ended March 31, 2006, March 31, 2007 and March 31, 2008 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern.  During the last three years, Salon has relied on cash from the issuance of bank debt, convertible notes and preferred stock and from the exercise of warrants to meet its cash requirements.  Based on current cash projections for next year, which contemplate a smaller full year operating loss, and positive cash flow in the second half of fiscal 2009, and takes into account $1.5 million in convertible debt raised subsequent to year end, Salon estimates it will require up to an additional $1.0 million cash inflow to meet working capital needs.  If planned revenues are less than expected, the cash shortfall may be higher.  Salon is in discussions with potential investors, including related parties, as well as its commercial bank, to obtain additional funding.

Principles of consolidation

The consolidated financial statements include the accounts of Salon and its wholly owned subsidiaries, which are not active.  All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Segment and enterprise-wide reporting

Salon discloses segment enterprise-wide information in accordance with Statement of Financial Accounting Standard (SFAS) No. 131 “Disclosures about Segments of Enterprises and Related Information.”  Based upon definitions contained within SFAS No. 131, management has determined that Salon operates in one segment.  In addition, virtually all revenues are in United States, and all of the long-lived assets are located within the United States.

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

Accounts receivable, net

Accounts receivable are stated net of doubtful accounts.  Salon estimates the uncollectibility of the accounts receivable balance and maintains allowances for estimated losses.  Salon analyzes accounts receivable, historical bad debts, receivable aging, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Property and equipment, net

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

Software Development Costs

Information technology support expenses to develop new product offerings for internal use, such as Open Salon, are capitalized as software development costs.  Salon has capitalized $141 of expenditures through March 31, 2008 and is included with property and equipment.  Such capitalized development activity did not occur in prior fiscal years.

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

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Reclassifications

Certain reclassifications, not affecting previously reported net loss, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

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

 Advertising costs

 Salon expenses advertising costs as they are incurred.  Advertising expense was $1,136, $448, and $271, for the fiscal years ended March 31, 2008, 2007, and 2006.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources.  There were no differences between the net loss for the years ended March 31, 2008, 2007 and 2006 and comprehensive loss for those periods.

Stock-based compensation

On April 1, 2006, Salon adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004,) “Share Based Payment” (SFAS 123R), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period.  Salon uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123.  Prior to the adoption of SFAS 123R, Salon accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS 123.  Under the intrinsic value method, no stock-based compensation expense had been recognized in Salon’s consolidated statement of operations, other than as related to non-employees, because the exercise price of its stock options granted to employees equaled the fair market value of the underlying stock at the date of grant.  Salon recognizes compensation cost related to stock options granted prior to the adoption of SFAS 123R on an accelerated basis over the applicable vesting period using the methodology described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28).  Salon recognizes compensation cost related to options granted subsequent to the adoption of SFAS 123R on a straight-line basis over the applicable vesting period.

Salon utilized the modified prospective transition method, which requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on April 1, 2006.  In accordance with the modified prospective transition method, Salon’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.  Stock-based compensation expense recognized under SFAS 123R for the year ended March 31, 2008 was $313, which consisted solely of stock-based compensation expense related to stock options.  See Note 7: “Employee Stock Option Plan” to the financial statements for additional information.

As of March 31, 2008, the aggregate stock compensation remaining to be amortized to expenses was $1,255. Salon expects this stock compensation balance to be amortized as follows: $434 during fiscal 2009; $434 during fiscal 2010; $274 during fiscal 2011; and $113 during fiscal 2012.  The expected amortization reflects only outstanding stock awards as of March 31, 2008.

No amounts were recorded relating to excess tax benefits from the exercise of stock-based compensation awards during the year ended March 31, 2008, and as a result there were no differences in net cash used in operating and financing activities due to the implementation of SFAS 123R.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Year Ended March 31,
	2008	2007	2006
Risk-free interest rates	2.16 – 5.00%	4.47 – 4.97%	3.80 – 4.30%
Expected lives (in years)	4	4	4
Expected volatility	94 – 116%	107 - 129%	120%
Dividend yield	0.0%	0.0%	0.0%

The expected term of the options of four years represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules and expectations of future employee behavior.  Expected stock price volatility is based on historical volatility of Salon’s stock.  The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the vesting period of the stock options, or four years.  Salon has not paid dividends in the past.

The following table illustrates the effect on net loss and net loss per share if Salon had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the year ended March 31, 2006:

Year Ended
March 31, 2006
Net loss attributable to common stockholders:
As reported	$(1,349)
Add back: share-based employee compensation
expense included in reported net loss	-

Deduct: share-based employee compensation
expense determined under the fair value based method,
net of related tax	(2,321)
Pro forma net loss attributable to common stockholders	$(3,670)

Basis and diluted net loss per share attributable to
common stockholders:
As reported	$(1.67)
Pro forma	$(4.54)

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Net loss per share

Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Year Ended March 31,
	2008	2007	2006
Numerator:
Net loss attributable to common stockholders	$(3,463)	$(1,861)	$(1,349)

Denominator:
Weighted average shares used in
computing basic and diluted net loss per
share attributable to common stockholders	1,940,000	1,692,000	809,000

Basic and diluted net loss per share attributable
to common stockholders	$(1.79)	$(1.10)	$(1.67)

Antidilutive securities including options,
warrants and convertible preferred stock
not included in loss per share calculation	12,678,000	11,868,000	11,899,000

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

Concentrations of credit risk

Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral.  Salon provides an allowance for credit losses that it periodically adjusts to reflect management’s expectations of future losses.  No customer accounted for 10% or more of the total

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

trade accounts receivable at March 31, 2008 and March 31, 2007; one customer accounted for 11% of total trade accounts receivable at March 31, 2006.   No customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2008, 2007 and 2006 respectively.

Recent accounting pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Adoption did not have a material impact on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (SFAS 157).  SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Salon, adopted SFAS 157 as of April 1, 2007. It did not have a material impact on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158).  SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  Salon does not currently believe adoption will have a material impact on its results of operations, financial position, or cash flows.  Salon does not have such funds addressed by this statement.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 on Quantifying Financial Statement Misstatements (SAB 108).  SAB 108 sets forth the SEC staff's views that registrants should quantify errors using both a balance sheet and an income statement approach, and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective the first fiscal year ending after November 15, 2006.  Adoption has not had a material impact on its results of operations, financial position, or cash flows.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115,” (SFAS 159).  Under SFAS 159 entities will be permitted to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option).  SFAS 159 is effective for fiscal years beginning after December 15, 2007 and allows for early adoption.  Salon, adopted SFAS 159 as of April 1, 2007, and it has not had a material impact on its results of operations, financial position, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51 (“SFAS 160”.) SFAS 141R establishes principles and requirements during business combinations for how the acquirer:

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

SFAS 160 sets parameters as to how to report noncontrolling interest in consolidated financial statements.  SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. Salon believes that the adoption of SFAS 141R and SFAS 160 will not impact Salon’s results of operations, financial position, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS 161 and does not expect this statement to have a material impact on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162).  SFAS 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We have not yet determined the impact, if any, that implementation of SFAS 162 will have on our results of operations and financial condition.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

In May 2008, the FASB also issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60,” (SFAS 163).  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Note 3.  Borrowing Agreements

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that will allow Salon to borrow up to $1,000 at a rate of prime less 0.25%.  The agreement is guaranteed in its entirety by Salon’s Chairman.  The line of credit has been fully drawn as of March 31, 2008.  Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman until March 31, 2009.  Though Deutsche Bank Securities may demand repayment of amounts borrowed at any time, Salon does not believe that it is likely until March 31, 2009.

In March 2008, the Company’s Chairman advanced $500, pending completion of a financing that was under negotiation as of March 31, 2008.  The transaction closed in April, and the advance was used to purchase a $500 convertible promissory note.  (See Note 13.)

Note 4. Goodwill

In accordance with FASB No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill amortization was discontinued as of March 31, 2002.  The carrying value of goodwill at March 31, 2008 and March 31, 2007 was $200 and has been found not to be impaired.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 5. Balance Sheet Components

	Year Ended March 31,
	2008	2007
Accounts receivable, net:
Accounts receivable	$894	$1,037
Less: allowance for doubtful accounts	(30)	(30)
	$864	$1,007

Prepaid expenses and other current assets
Prepaid expenses	$51	$53
Short-term deposits	134	-
	$185	$53

Property and equipment, net
Computer hardware and software	$1,299	$1,277
Leasehold improvements	67	67
Furniture and office equipment	243	243
	1,609	1,587
Less accumulated depreciation and amortization	(1,197)	(1,472)
	$412	$115

Other assets
Long-term deposits	$6	$134
	$6	$134

Accounts payable and accrued liabilities
Accounts payable	$429	$269
Salaries and wages payable	287	321
Accrued services	37	5
Reserve for claims	85	98
Capital lease, current portion	25	-
Other accrued expenses	431	69
	$1,294	$762

Depreciation expense for the years ended March 31, 2008, 2007 and 2006 was $102, $89, and $88 respectively.

Note 6.  401(k) Savings Plan

Salon’s 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms.  Participants may contribute from 1% to 20% of compensation, subject to statutory limitations.  Employer matching contributions are discretionary based on a certain percentage of a participant’s contributions as determined by management of Salon.  Salon has not made any discretionary contributions to the 401(k) Plan through March 31, 2008.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 7. Employee Stock Option Plan

Salon has two stock option plans approved by shareholders.  The Salon Internet, Inc. 1995 Stock Option Plan (the 1995 Plan), which was terminated in November 2004, and the Salon Media Group, Inc. 2004 Stock Plan (the 2004 Plan) that was approved by Salon’s stockholders in November 2004.  The 2004 Plan allows the issuance of incentive and nonstatutory options to employees and non-employees of Salon.  In October 2005, Salon’s stockholders approved an amendment to the 2004 Plan to increase the maximum number of shares of common stock that may be issued under the plan by 800,000 to 2,300,000 shares.  In October 2007, Salon’s stockholders approved another amendment to the 2004 Plan to increase the maximum number of shares of common stock that may be issued under the plan by 875,000 to a total of 3,175,000 shares and to allow for grants of restricted stock awards.

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

Salon may grant restricted stock awards to officers under the Salon Media Group, Inc. 2004 Stock Plan, as amended and restated through October 4, 2007 (the “2004 Plan), that typically vest over an approximate four year period.  Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to dividends and voting rights.  As of March 31, 2008, the number of shares granted but still unvested was 250,000 with a weighted-average fair value of $1.60.

As of March 31, 2008, Salon has approximately 595,000 shares authorized to be issued under the 2004 Plan.  Of these shares, approximately 354,000 may not be issued as they have not been properly registered with state or local regulatory authorities.  In addition, approximately 446,000 shares have previously been granted and are currently outstanding that have also not been properly registered.  As the recipients of these grants are entitled to file a claim for a cash settlement, the company has classified the value of these shares of $204 as a liability.  The weighted average exercise price of these option grants is $1.64.

Salon has granted options pursuant to plans not approved by shareholders.  These grants include an option to purchase 25,000 shares of common stock issued in December 2006 and an option to purchase 50,000 shares of common stock issued in June 2006, both granted to Salon’s then Senior Vice President – Publisher, and an option to purchase 50,000 shares of common stock issued in February 2005 to Salon’s former Chairman.  At March 31, 2008 Salon had 240,000 shares of common stock authorized and available for grants under the 2004 Plan.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

The following table summarizes activity under Salon’s plans for the year ended March 31, 2008:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2007	2,205,000	$4.67
Options granted under all plans	739,000	$1.54
Exercised	(1,000)	$1.05
Cancelled	(413,000)	$3.09
Outstanding at March 31, 2008	2,530,000	$4.02	$320,000
Exercisable at March 31, 2008	1,456,000	$5.72	-
Expected to vest	1,031,000	$1.86	$260,000

The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.05 - $1.55	487,000	8.9	$1.15	118,000	$1.06
$1.60 - $2.40	558,000	9.7	$1.62	11,000	$2.03
$2.60 - $3.80	1,195,000	7.0	$2.89	1,043,000	$2.85
$4.00 - $5.20	227,000	7.1	$5.20	227,000	$5.20
$6.40 - $7.40	30,000	4.4	$7.12	25,000	$7.10
$10.40 - $10.40	1,000	0.6	$10.40	1,000	$10.40
$27.60 - $40.00	12,000	2.4	$37.79	12,000	$37.79
$58.40 - $72.50	2,000	1.0	$58.40	2,000	$58.40
$101.25 - $105.00	2,000	1.6	$104.38	2,000	$104.38
$170.00 - $201.20	16,000	1.4	$194.35	16,000	$194.35
	2,530,000	7.9	$4.02	1,457,000	$5.72

The weighted average fair value per share of the stock option awards in the year ended March 31, 2008, 2007 and 2006 was $1.14, $1.48 and $3.82, respectively.  The weighted average fair value of options vested during the year ended March 31, 2008 was $1.75 per share.

  The total intrinsic value of options exercised during the year ended March 31, 2008 for which Salon received $1 in cash was $1 per share.

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

 The ESPP operation was suspended on March 1, 2001.

Note 9.  Commitments and Contingencies

Salon has a non-cancelable operating lease agreement for its office space in San Francisco, CA that expires in February 2009, and for its office in Washington, D.C. that expires in June 2009.

In addition, Salon’s operating lease for its office space in New York, NY that was to expire in May 2008 was extended to June 2008.  An operating lease for the New York office space at a new location was signed for period June 2008 through August 2011.  Rent expense under operating lease agreements was $530, $470, and $396 for the years ended March 31, 2008, 2007, and 2006 respectively.

  Salon has two capital leases as of March 31, 2008.  Total future minimum rental payments under non-cancelable operating and capital leases in effect at March 31, 2008 are as follows:

		Operating	Capital		Total
Year Ending March 31,		Leases	Leases	Interest	Leases
2009		$329	$25	$11	$365
2010		11	29	6	46
2011		-	27	2	29
	Total lease payments	$340	$81	$19	$440

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

Salon has entered into employment agreements with certain key executives under which severance payments in the aggregate amount of approximately $600 would become due and payable in the event of their termination for other than cause or as a result of a change in control.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 10. Income Taxes

Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurred operating losses.  At March 31, 2008, Salon has net operating loss carry-forwards of $69,136 and $32,818 for Federal and California purposes, respectively, available to reduce future taxable income, if any.  During the year ended March 31, 2008, $3,271 of California net operating loss carry-forwards expired and additional $2,307 is due to expire as of March 31, 2009, with the balance expiring over time thereafter if not utilized beforehand.  The federal net operating loss carry-forwards begin to expire on March 31, 2016 if not utilized beforehand.

At March 31, 2008, Salon has research and development credit carry-forwards of $12 and $9 for Federal and California income tax purposes, respectively.  The research and development credit carry-forwards expire beginning in the year 2011.

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

Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31,
	2008	2007
Net operating losses	$25,421	$24,278
Other	1,031	1,177
Total deferred tax assets	26,452	25,455
Valuation allowance	(26,452)	(25,455)
Net deferred tax asset	$-	$-

Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets.  The difference between Salon’s effective income tax rate and the federal statutory (34%) rate is as follows:

	Year Ended March 31,
	2008	2007	2006
Statutory tax benefit	$(1,177)	$(633)	$(735)
State taxes, net of federal benefit	(202)	(109)	(126)
Permanent differences	130	195	493
Other	253	120	97
Total	(996)	(427)	(271)
Change in valuation allowance	996	427	271
	$-	$-	$-

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 11. Preferred Stock

On November 19, 2007 Salon issued 292 shares of Series D-5 preferred stock and warrants to purchase a total of 35,040 shares of common stock for which it received $350 in cash from the father of a Salon director.  The warrants were issued at an exercise price of $1.840 per share, subject to adjustment.  The financing was effected in accordance with Amendment No. 8 to the Securities Purchase Agreement dated as of November 19, 2007.  All shares were sold at a price of $1,200 per share.  The 292 shares of Series D-5 preferred stock are convertible into, and have the voting rights of 233,600 shares of common stock, subject to adjustment.

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

On September 21, 2006 Salon issued 333 shares of Series D-4 preferred stock and warrants to purchase 701,872 shares of common stock for which it received $400 in cash.  The warrants were issued at an exercise price of $0.115 per share, subject to adjustment.  The investors included the father of Salon’s then CEO and President and the Chairman of Salon. The financing was effected in accordance with Amendment No. 6 to the Securities Purchase Agreement dated as of September 21, 2006.  All shares were sold at a price of $1,200 per share.  The 333 shares of Series D-4 preferred stock were originally convertible into and had the voting rights of 4,679,156 shares of common stock, subject to adjustment.  On November 15, 2006, Salon effected a reverse stock split in the ratio of 20:1.  The issuance of preferred stock on December 18, 2006, triggered anti-dilution provisions of the securities issued on September 21, 2006.  As a result, and after considering the effect of the reverse stock split, (1) the warrants to purchase 701,872 shares of common stock at an exercise price of $0.115 per share, were adjusted to warrants to purchase 35,093 shares of common stock at an exercise price of $2.275 per share, and (2) the 333 shares of Series D-4 preferred stock are now convertible into, and have the voting rights of 235,852 shares of common stock.

On July 27, 2006 Salon issued 208 shares of Series D-3 preferred stock, 42 shares of Series D-4 preferred stock and issued warrants to purchase 363,879 shares of common stock for which it received $300 in cash.  The warrants were issued at an exercise price of $0.161 per share, subject to adjustment.  The investors included the father of Salon’s then CEO and President and the Chairman of Salon.  The financing was effected in accordance with Amendment No. 5 to the Securities Purchase Agreement dated as of July 27, 2006.  All shares were sold at a price of $1,200 per share.  The 208 shares of Series D-3 preferred stock were originally convertible into, and had the voting rights of 2,018,322 shares of common stock.  The 42 shares of Series D-4 preferred stock were originally convertible into, and had the voting rights of 407,546 shares of common stock, subject to adjustment.  On November 15, 2006, Salon effected a reverse stock split in the ratio of 20:1.  The subsequent issuances of preferred stock triggered anti-dilution provisions of the securities issued on July 27, 2006.  As a result, and after considering the effect of the reverse stock split, (1) the warrants to purchase 363,879 shares of common stock at an exercise price of $0.161 per share, were adjusted to warrants to purchase 18,193 shares of common stock at an

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

exercise price of $3.148 per share, (2) the 208 shares of Series D-3 preferred stock are now convertible into, and have the voting rights of 102,677 shares of common stock, and (3) the 42 shares of Series D-4 preferred stock are now convertible into, and have the voting rights of 20,732 shares of common stock.

The Certificate of Designation of Preferences and Rights of the Series D preferred stock stipulates that the conversion price to common stock be equal to 70% of the average closing price of Salon’s common stock for the thirty days prior to the date Salon provides notice to purchasers regarding the sale of shares of Series D preferred stock.  As a result, (1) the issuance of preferred stock on November 19, 2007 was at an effective common stock per share price of $1.500 compared to a closing per share stock price on the date of the transaction of $1.600, (2) the issuance of preferred stock on December 18, 2006 was at an effective common stock per share price of $0.917 compared to a closing per share stock price on the date of the transaction of $1.30, (3) the issuance of preferred stock on September 21, 2006 was at an effective common stock per share price of $1.708 (as adjusted for the reverse stock split) compared to a closing per share stock price on the date of the transaction of $2.00 (as adjusted for the reverse stock split), and (4) the issuance of preferred stock on July 27, 2006 was at an effective common stock per share price of $2.473 (as adjusted for the reverse stock split) compared to a closing per share stock price on the date of the transaction of $2.80 (as adjusted for the reverse stock split).  As the shares of preferred stock were in the money on the commitment dates, Salon therefore determined that the value of the beneficial conversion feature of the shares of preferred stock issued was $73 for the shares issued on July 27, 2006, $113 for the shares issued on September 21, 2006, $109 for the shares issued on December 18, 2006 and $54 for the shares issued on November 19, 2007.  As the shares of preferred stock were immediately convertible to shares of common stock, Salon recorded a preferred deemed dividend of $54 for the year ended March 31, 2008.

During the year ended March 31, 2006, Salon issued 209 shares of Series D-3 preferred stock.  All such shares issued were in the money on their respective commitment dates, and the non-detachable conversion feature was also effective on the commitment date.  The value of the beneficial conversion feature was $1,040 for the shares issued during the year ended March 31, 2006.  As the proportional consideration attributable to the shares issued during the year ended March 31, 2006 was $227 a limiting factor of $813 was applied, and the value of the beneficial conversion feature was therefore limited to $227 for the year ended March 31, 2006.  As a result, Salon recorded preferred deemed dividends, representing the value of the beneficial conversion feature, of $227 for the year ended March 31, 2006.

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

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Following the above transactions and the 20:1 reverse stock split of November 15, 2006, the conversion rate and common equivalent shares of Salon’s preferred stock is as follows as of March 31, 2008:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series A	683	$4,000	1.959	1,394,290
Series B	125	$4,000	1.588	314,860
Series C	6,582	$800	0.800	6,582,000
Series D-1	417	$1,200	1.836	272,579
Series D-2	417	$1,200	2.156	232,126
Series D-3
Issued on 12/21/05	209	$1,200	1.836	136,616
Issued on 07/27/06	208	$1,200	2.413	103,444
Series D-4
Issued on 07/27/06	42	$1,200	2.413	20,887
Issued on 09/21/06	333	$1,200	1.691	236,277
Issued on 12/18/06	42	$1,200	0.917	54,961
Series D-5
Issued on 12/18/06	125	$1,200	0.917	163,576
Issued on 11/19/07	292	$1,200	1.5000	233,600
Total	9,475			9,745,216

The Series A, B, C and D preferred stock conversion rate is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon stock issuances.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Warrants outstanding as of March 31, 2008 that have been issued to holders of Series D preferred stock are as follows:

	Exercise	Warrant
	Price	Shares
Series D-3
Issued on 12/21/05	$10.173	20,225
Issued on 07/27/06	$3.115	15,137
Series D-4
Issued on 07/27/06	$3.115	3,056
Issued on 09/21/06	$2.260	35,093
Issued on 12/18/06	$1.495	8,244
Series D-5
Issued on 12/18/06	$1.495	24,536
Issued on 11/19/07	$1.840	35,040
		141,331

The exercise price of warrants issued in conjunction with the issuance of Series D are subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon warrant issuances.

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of March 31, 2008, no dividend has been declared to the holders of preferred stock.

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

If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them.  Based on available information, Salon estimates that the holders of Series C preferred stock hold approximately 90% of this group of shareholders.

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

The aggregate liquidation preferences of all preferred stockholders as of March 31, 2008 were $19,497 excluding the effect of undeclared dividends, and $23,498 including the effect of undeclared dividends.  The aggregate liquidation preferences of all preferred stockholders as of March 31, 2007 were $19,147 excluding the effect of undeclared dividends, and $22,344 including the effect of undeclared dividends.

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

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 12. Warrants

During the year ended March 31, 2008, no warrants were exercised.

During the year ended March 31, 2007, warrants to acquire 603,642 shares of common stock were exercised for which Salon received $779 in cash that was used for working capital and other general corporate purposes, as follows:

			Warrant	Exercise	Cash
Issue Date	Exercise Date	Warrant Holder	Shares	Price per share	Received
08/09/01	06/22/06	Shea Ventures LLC	50,000	$2.188	$109
06/26/03	06/22/06	E&M RP Trust	15,000	$0.901	14
08/09/01	07/31/06	Stewart Carrell	2,400	$2.188	5
08/09/01	07/31/06	Arthur Bruno	1,200	$2.188	3
08/29/03	08/29/06	William E Mayer Holdings, Inc.	6,000	$0.690	4
02/10/04	02/05/07	Shea Ventures LLC	30,000	$0.690	21
		Total non-related parties	104,600		$156

04/10/03	04/05/06	John Warnock	15,000	$0.834	$13
04/29/03	04/05/06	John Warnock	15,000	$0.901	14
08/09/01	05/11/06	Sarah & William Hambrecht Foundation	30,000	$2.188	66
06/12/03	05/11/06	The Hambrecht 1980 Revocable Trust	7,500	$0.901	7
06/12/03	05/11/06	WR Hambrecht + Co LLC	7,500	$0.901	7
07/10/03	05/11/06	HAMCO Capital Corporation	7,500	$0.834	6
11/24/03	05/11/06	HAMCO Capital Corporation	7,500	$0.901	7
02/10/04	05/11/06	The Hambrecht 1980 Revocable Trust	15,000	$0.690	10
06/04/04	05/11/06	HAMCO Capital Corporation	4,064	$2.748	11
06/04/04	05/11/06	The Hambrecht 1980 Revocable Trust	14,129	$2.748	39
02/02/05	05/11/06	HAMCO Capital Corporation	1,718	$3.220	6
02/02/05	05/11/06	The Hambrecht 1980 Revocable Trust	15,381	$3.220	50
05/28/03	05/12/06	John Warnock	45,000	$0.901	41
07/10/03	05/12/06	John Warnock	15,000	$0.833	12
07/30/03	05/12/06	John Warnock	15,000	$0.690	10
08/29/03	05/12/06	John Warnock	15,000	$0.690	10
09/12/03	05/12/06	John Warnock	15,000	$0.901	13
09/29/03	05/12/06	John Warnock	15,000	$1.036	16
10/10/03	05/12/06	John Warnock	15,000	$0.901	13
10/30/03	05/12/06	John Warnock	15,000	$0.901	13
11/12/03	05/12/06	John Warnock	15,000	$0.969	15
11/24/03	05/12/06	John Warnock	15,000	$0.901	13
12/11/03	05/12/06	John Warnock	15,000	$0.901	13
12/30/03	05/12/06	John Warnock	75,000	$0.690	52
12/31/03	05/12/06	John Warnock	15,000	$0.690	10
08/09/01	06/29/06	John Warnock	50,000	$2.188	109
08/09/01	08/08/06	WR Hambrecht + Co LLC	20,000	$2.188	44
08/29/03	08/29/06	Eu Revocable Trust	3,750	$0.690	3
		Total related parties	499,042		$623
		Total exercised	603,642		$779

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

The related parties include:
1.	John Warnock, the Chairman and Director of Salon.
2.	Salon’s former CEO and President has an ownership interest in WR Hambrecht + Co. LLC. In addition, the Chairman and CEO of WR Hambrecht + Co LLC is the father of Salon’s former CEO and President.
3.	The Hambrecht 1980 Revocable Trust, a trust of the father of Salon’s former CEO and President.
4.	Sarah & William Hambrecht Foundation for which Salon’s former CEO and President serves as a Director and has voting rights.
5.	HAMCO Capital Corporation, in which Salon’s former CEO and President, and her father, each has an ownership interest therein.
6.	The Eu Revocable Trust is for the benefit of Salon’s former CEO and President.

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

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

The related parties include:
1.	William Hambrecht, the father of Salon’s former CEO and President, has an ownership interest in Ironstone Group, Inc.
2.	Salon’s former CEO and President has an ownership interest in WR Hambrecht + Co. Inc. In addition, the Chairman and CEO of WR Hambrecht + Co Inc. is the father of Salon’s former CEO and President.
3.	Robert McKay, a Director of Salon, is the managing partner of the McKay Investment Group.

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

During the year ended March 31, 2006, warrants to acquire 63,723 shares of common stock were exercised for which Salon received $65 in cash that was used for working capital and other general corporate purposes, as follows:

				Exercise
Issue Date	Exercise Date	Warrant Holder	Warrant Shares	Price per share	Cash Received
07/24/02	05/17/05	Arthur Bruno	80	$1.796	$-
07/24/02	05/17/05	Brian Dougherty	1,250	$1.796	2
12/18/02	11/28/05	Shea Ventures LLC	15,000	$0.901	13
		Total non-related parties	16,330		$15

07/24/02	05/24/05	John Warnock	4,967	$1.796	$9
07/24/02	07/20/05	Elaine McKay Family Partnership	2,921	$1.796	5
07/24/02	07/22/05	Sarah & William Hambrecht Foundation	2,005	$1.796	3
01/26/03	01/23/06	John Warnock	7,500	$0.901	7
03/18/03	01/23/06	John Warnock	15,000	$0.834	13
03/25/03	01/23/06	John Warnock	15,000	$0.834	13
		Total related parties	47,393		$50

		Total exercised	63,723		$65

The related parties include:
1.	John Warnock, the Chairman and Director of Salon.
2.	Robert McKay, a Director of Salon, is the managing partner of the Elaine McKay Family Partnership.
3.	Sarah & William Hambrecht Foundation for which Salon’s former CEO and President serves as a Director and has voting rights.

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

William Hambrecht, the father of Salon’s former CEO and President, has an ownership interest in Ironstone Group, Inc.  The related party total excludes Michael O’Donnell who served as CEO and President of Salon until October 2005.

Following the above transactions, and after considering warrants issued in conjunction with the issuance of preferred stock (see Footnote No.11) and expired warrants, Salon has warrants to purchase 152,171 shares of common stock outstanding as of March 31, 2008, as follows:

	Warrant	Exercise	Grant	Expiration
Warrant Holder	Shares	Price	Date	Date
Dotcom Ventures	1,568	$10.400	09/01/98	09/01/08
Adobe Systems, Inc.	7,058	$10.400	09/23/98	09/23/08
Nancy and Timothy Armstrong	20,225	$10.173	12/21/05	12/21/08
The Hambrecht 1980 Revocable Trust	9,097	$3.115	07/27/06	07/27/09
John Warnock	6,040	$3.115	07/27/06	07/27/09
John Warnock	3,056	$3.115	07/27/06	07/27/09
The Hambrecht 1980 Revocable Trust	17,599	$2.260	09/21/06	09/21/09
John Warnock	17,494	$2.260	09/21/06	09/21/09
Silicon Valley Bank	2,214	$0.862	10/17/02	10/17/09
John Warnock	8,244	$1.495	12/18/06	12/18/09
John Warnock	24,536	$1.495	12/18/06	12/18/09
The Hambrecht 1980 Revocable Trust	35,040	$1.840	11/19/07	11/19/10
	152,171

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 13. Subsequent Events

On April 4, 2008, Salon sold and issued to its Chairman and the father of a director each a convertible promissory note with a principal amount of $500 as part of a series of financing transactions in which Salon has generated gross proceeds of approximately $1,500.  Each note bears an interest rate of 7.50 percent per annum, payable semi-annually, in cash or in kind, and matures on March 31, 2012.  Each note may convert at the election of the holder at any time into a number of shares of the company’s common stock equal to the aggregate amount of the note obligations divided by (1) $1.68 or (2) the subsequent closing price if the holder participated in a subsequent closing.

On May 15, 2008, Salon sold and issued to an investor a convertible promissory note with a principal amount of $500 as part of a above-referenced financing transaction.  The note bears an interest rate of 7.50 percent per annum, payable semi-annually, in cash or in kind, and matures on March 31, 2012.  The note may convert at the election of the holder at any time into a number of shares of the company’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

In the event Salon, at any time prior to the payment in full of the notes, or conversion thereof, shall (a) issue and sell shares of its common or preferred stock or an instrument convertible into its common or preferred stock or (b) issue and sell debentures or enter into any new indebtedness, then the holders of the first $1,000 in principal of the notes may choose to exchange the outstanding principal balance and accrued interest due under the notes for new securities issued on the same terms and conditions of the financing.  If Salon completes a financing in excess of $500, then this right of exchange will terminate 30 days following notice of such financing being given to the holders.

Selected Quarterly Financial Data (unaudited)
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008:
Net revenue	$1,974	$2,132	$2,190	$1,217
Net loss attributable to
common stockholders	(996)	(308)	(616)	(1,544)
Basic and diluted net loss per share
attributable to common stockholders	(0.51)	(0.16)	(0.32)	(0.80)
Basic and diluted shares used in per share calculation	1,940	1,940	1,940	1,940

2007:
Net revenue	$1,545	$1,884	$2,765	$1,554
Net profit (loss) attributable to common stockholders	(525)	(535)	197	(998)
Basic net profit (loss) per share
attributable to common stockholders	(0.42)	(0.31)	0.10	(0.52)
Diluted net profit (loss) per share
attributable to common stockholders	(0.42)	(0.31)	0.02	(0.52)
Shares used in per share calculation
Basic	1,238	1,719	1,888	1,924
Diluted	1,238	1,719	11,243	1,924

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (March 31, 2008), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines as set forth in Securities and Exchange Commission Release no. 33-8810, Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant

Salon’s executive officers and directors as of March 31, 2008 are as follows:

Name	Age	Position
Christopher Neimeth	38	Chief Executive Officer, Director
Norman Blashka	54	Executive Vice President and Chief Financial Officer
Joan Walsh	49	Editor-in-Chief
Deepak Desai (1,4,6)	49	Director
Robert Ellis (2,4)	72	Director
Elizabeth Hambrecht(3)	45	Director
George Hirsch(1,4)	73	Director
Robert McKay(3)	44	Director
James Rosenfield (3,5)	79	Director
David Talbot(2,7)	56	Director
John Warnock(1,5,7)	67	Chairman of the Board, Director

(1)	Class I director whose term expires at the 2008 Annual Meeting of Stockholders
(2)	Class II director whose term expires at the 2009 Annual Meeting of Stockholders
(3)	Class III director whose term expires at the next Annual Meeting of Stockholders
(4)	Member of Audit Committee
(5)	Member of Compensation Committee
(6)	Audit Committee financial expert
(7)	David Talbot served as Chairman of the Board until December 2006, where upon John Warnock was appointed Chairman of the Board

Christopher Neimeth was appointed Senior Vice President – Publisher in June 2006 and became Chief Executive Officer and a Director in September 2007.  Prior to joining Salon, he served as President, IAC Partner Marketing from August 2004 through October 2005 of InterActive Corporation.  From March 2001 through August 2004 he served as Executive Vice President, National Sales of Ticketmaster, a wholly owned subsidiary of InterActive Corporation.  From December 1999 through December 2000 he served as President and Chief Executive Officer of Real Media, Inc.  From September 1999 through November 1999 he served as Senior Vice President, Business Development and Strategic Planning and from September 1995 through September 1999 he served as Group Vice President of The New York Times Digital.  Mr. Neimeth holds a Bachelor of Arts degree in Anthropology from Hamilton College.

Norman Blashka was appointed Executive Vice President and Chief Financial Officer of Salon in January 2008. From May 2006 through December 2007, he served as Chief Financial Officer of Vizible Corp., an internet software and social networking company. From January 2005 to April 2006, he served as Chief Financial Officer of Operative Media, Inc., an online advertising operations and software company. From January 2004 through December 2005, he served as a financial advisor to a number of internet companies. From October 2001 to January 2004, he served as Executive Vice President and Chief Financial Officer of 24/7 Real Media, Inc., a global digital marketing and technology company. From September 1999 until its acquisition in October 2001, he served as Senior Vice President, Chief Financial Officer and Secretary of Real Media, Inc.  Prior thereto, he served in a variety of senior financial and operating positions with both start-ups and established media companies. Mr. Blashka is a Certified Public Accountant, earned an MBA in finance and accounting from Columbia University, and holds a BA in economics, summa cum laude, from SUNY New Paltz, where he currently sits on the Board of Trustees and chairs its audit committee.

Joan Walsh was appointed Editor-in-Chief in February 2005.  From November 2004 through February 2005, she held the position of Senior Vice President – Editorial Operations.  From November 2003 to November 2004, she served as Vice President Co-Managing Editor.  From October 1999 to November 2003, she served as Vice President of News.  Ms. Walsh served as Salon’s News Editor from October 1998 to October 1999.  Prior to joining Salon, Ms. Walsh was a freelance writer for approximately ten years and was a consultant to national and regional foundations including the Rockefeller Foundation, the Annie E Casey Foundation and the James Irvine Foundation.  Ms. Walsh is currently a Board member of PolicyLink, a research and advocacy group.  Ms. Walsh holds a Bachelor of Arts in History from the University of Wisconsin.

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

Elizabeth Hambrecht has served as a Director of Salon since 2003.  She also served as Salon’s Chief Executive Officer from February 2005 until September 2007 and was Salon’s President from October 2003 until September 2007. From May 2003 through February 2005 she also served as Salon’s Chief Financial Officer and Secretary.  From 1999 to March 2003, she was co-founder and Director of Asiacontent.com, an online media company focused on Asian markets. From 1997 to 2000 she was co-founder, Chief Financial Officer and Director of Boom.com, a Hong Kong-based online stock trading company.  From 1992 to 1995 she was Executive Director at Goldman Sachs (Hong Kong) Ltd.  From 1987 to 1992 she was Assistant Director at Barings Securities (Hong Kong) Ltd.  Ms. Hambrecht holds a Bachelor of Arts degree in History from Vassar College.  She sits on the Board of Trustees of the San Francisco Friends School, and Northern California Public Broadcasting, a public broadcast company for Northern California.

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

Based solely on Salon’s review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with.

ITEM 11.  Executive Compensation

Executive Compensation

The following table shows, for the fiscal year ended March 31, 2008, the compensation of Salon’s (i) principal executive officer; (ii) principal financial officer; and (iii) the three most highly compensated executive officers other than our principal executive officer and principal financial officer who were serving as executive officers during the year ended March 31, 2008, collectively the “Named Executive Officers”:

Summary Compensation Table

					Non-Equity
				Option	Incentive Plan
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Total ($)
Christopher Neimeth (2)	2008	218,419	-	175,868	67,718	462,005
Chief Executive Officer

Norman Blashka (3)	2008	50,769	-	15,714	-	66,483
Executive Vice President and Chief Financial Officer

Joan Walsh (4)	2008	200,000	-	29,772	-	229,772
Editor-in-Chief

Elizabeth Hambrecht (5)	2008	77,917	-	17,938	-	95,855
Former President and Chief Executive Officer

Conrad Lowry (6)	2008	166,990	-	13,953	-	180,943
Former Chief Financial Officer and Secretary

Harvey Gamm (7)	2008	107,827	-	2,072	1,000	110,899
Former Senior Vice President - Sales

(1)
The amounts shown are the compensation costs recognized by Salon in fiscal year 2008 for option and restricted stock awards, as determined pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), excluding any estimates of future forfeitures.  These compensation costs reflect option and restricted stock awards made in fiscal year 2008.  For a discussion of the assumptions used to calculate the value of the option awards, see Note 2 of the Notes to the Consolidated Financial Statements.

(2)
Mr. Neimeth began employment with Salon on June 6, 2006 as Senior Vice President – Publisher at a base annual salary of $200,000 and became Chief Executive Officer in September 2007 with a base annual salary of $230,000.  As part of his employment terms, Mr. Neimeth was granted 250,000 shares of restricted stock on December 6, 2007 with 25% percent vesting on September 13, 2008 and 25% on a subsequent annual basis.  The non-equity incentive plan compensation amount reflects amount earned on attaining targeted  revenue goals for the fiscal year.

(3)	Mr. Blashka was appointed Executive Vice President and Chief Financial Officer in January 2008 at a base annual salary of $200,000.
(4)	Due to insufficient liquidity, no bonus or non-equity incentive plans were established for Ms. Walsh during the year.

(5)
Ms. Hambrecht served as Chief Executive Officer from February 2005 until September 2007 and was Salon’s President from October 2003 until September 2007.  Her base annual salary during fiscal 2008 was $170,000.  Ms. Hambrecht continues to serve as a company director.  Since October 2007, she has earned fees at the rate of $130,000 per annum.

(6)
Mr. Lowry served as Chief Financial Officer and Secretary from February 2005 to February 2008.  His base salary was $140,000.  The salary amount includes payments paid upon his termination totaling $48,760.

(7)
Mr. Gamm served as Senior Vice President – Sales from February 2007 to October 2007 at a base annual salary of $150,000.  The salary amount includes payments paid upon his termination totaling $26,000.  The non-equity incentive plan compensation amount reflects commissions paid during the fiscal year.

Grants of Plan-Based Awards in Fiscal 2008

The following table presents information on equity awards granted during the 2008 fiscal year:

GRANTS OF PLAN BASED AWARDS

					All Other
					Option Awards:		Grant Date
					Number of	Exercise or	Fair Value
		Estimated Future Payouts Under			Securities	Base Price	of Stock
	Grant	Equity Incentive Plan Awards (3)			Underlying	of Option	and Option
Name	Date	Threshold	Target	Maximum	Options (1)	Awards (2)	Awards
Christopher Neimeth (3)	12/6/2007				250,000	$1.60	$400,000

Norman Blashka (4)	1/7/2008				365,781	$1.60	$424,306

Elizabeth Hambrecht	6/28/2007				70,000	$1.36	$74,060

Conrad Lowry	6/28/2007				70,000	$1.36	$74,060

(1)
Restricted stocks awarded to Mr. Neimeth on December 6, 2007 included 250,000 shares pursuant to the Salon Media Group, Inc. 2004 Stock Plan.  The options awarded the other Named Executives were incentive stock options.

(2)	The exercise price per share of each restricted stock and option was equal to the fair market value of Salon’s common stock on the date of grant.

(3)	Mr. Neimeth’s employment agreement stipulated that he would be eligible to receive 250,000 shares of restricted stock during his employment with Salon if mutually agreed goals were attained.

(4)	Mr. Blashka’s option awards on January 7, 2008 include 73,156 shares that will vest in their entirety upon achievement of “positive operating cash flow” for any trailing four fiscal quarters.

Profit Sharing Retirement Plan and 401(k) Savings Plan

Salon has made no contributions to its profit sharing plan nor matched employee contributions to its 401(k) plan since its inception.

Outstanding Equity Awards at Fiscal 2008 Year-End

The following table sets forth the outstanding equity awards for each Named Executive Officer as of March 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
				Equity Incentive
	Number of	Number of		Plan Awards:
	Securities	Securities		Number of
	Underlying	Underlying		Securities
	Unexercised	Unexercised		Underlying	Option	Option
	Options	Options		Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable		Unearned Options	Price ($)	Date
Christopher Neimeth	87,500	(2)	112,500		3.20	6/6/2016
	21,875	(3)	28,125		3.20	6/6/2016
	7,812	(1)	17,188		1.05	12/7/2016

Norman Blashka		(4)	365,781		1.60	1/7/2018

Joan Walsh	500				10.40	9/24/2008
	1,000				170.00	1/25/2010
	450				40.00	8/17/2010
	750				27.60	11/7/2010
	336				7.40	3/22/2011
	1,000				7.00	5/3/2011
	6,250				2.80	10/24/2011
	100,000				2.80	2/7/2015
	54,687	(1,5)	120,313		1.05	12/7/2016

Elizabeth Hambrecht	125,000				2.80	2/7/2015
	7,812	(1)	17,188		1.05	12/7/2016
			70,000		1.36	6/28/2017

Conrad Lowry (6)	625				30.00	2/8/2009
	500				7.40	2/8/2009
	400				7.40	2/8/2009
	500				7.00	2/8/2009
	2,000				2.80	2/8/2009
	750				2.40	2/8/2009
	75,000				2.80	2/8/2009
	7,812				1.05	2/8/2009

(1)	Option vests 25% on December 7, 2007 and 1/48th per month thereafter provided the grantee continues to be employed by Salon.

(2)
Option vests 25% on June 6, 2007 and 1/48th per month thereafter provided the grantee continues to be employed by Salon.  In addition, (1) if Mr. Neimeth is terminated after June 5, 2007, 100% of his outstanding options shall be fully vested and exercisable as of the date of his employment termination; and (2) in the event of a change in control, all outstanding options become fully vested and exercisable.  These options were granted pursuant to the Salon Media Group, Inc. 2004 Stock Plan.

(3)
Option vests 25% on June 6, 2007 and 1/48th per month thereafter provided the grantee continues to be employed by Salon.  In addition, (1) if Mr. Neimeth is terminated after June 5, 2007, 100% of his outstanding options shall be fully vested and exercisable as of the date of his employment termination; and (2) in the event of a change in control, all outstanding options become fully vested and exercisable.  This option was granted pursuant to an option plan not approved by Salon’s stockholders and as such is a non-statutory stock option.

(4)
292,625 options vest 25% on January 7, 2009 and 1/48th per month thereafter provided the grantee continues to be employed by Salon. 73, 156 options vest upon Salon achieving “positive operating cash flow” in any four trailing quarters. In addition, (1) if Mr. Blashka is terminated between June 30, 2008 and December 31, 2008, 50% of the shares subject to then outstanding options shall be fully vested and exercisable as of the date of his employment termination; (2) if Mr. Blashka is terminated after December 31, 2008, 100% of his outstanding options shall be fully vested and exercisable as of the date of his employment termination; and (3) in the event of a change in control, all outstanding options become fully vested and exercisable.

(5)
Options vest (1) if Ms. Walsh is terminated for other than cause, 100% of the shares subject to then outstanding options shall be fully vested and exercisable as of the date of her termination, and (2) in the event of a change of control, all outstanding options shall become fully vested and exercisable.

(6)	Per Mr. Lowry's Separation Agreement, all vested options expire on February 8, 2009.

Option Exercises during Fiscal Year 2008

No current Named Executive Officer exercised any option during fiscal year 2008.

Pension Benefits

None of Salon’s executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in conjunction with retirement.

Nonqualified Deferred Compensation

Salon does not have any nonqualified deferred compensation plan.

Potential Payments Upon Termination or Change in Control

Salon has entered into employment agreements with Mr. Neimeth, Mr. Blashka and Ms. Walsh.

In the event Mr. Neimeth is terminated for a reason other than cause, he will be entitled to a severance payment of one year’s salary and benefits.  If Mr. Neimeth (1) is terminated after June 5, 2007, 100% of his outstanding options and restricted stock shall be fully vested and exercisable; and (2) in the event of a change in control, all outstanding options and restricted stock become fully vested and exercisable.

In the event Mr. Blashka is terminated for a reason other than cause, he will be entitled to a severance payment of six month’s salary and benefits.  If Mr. Blashka (1) is terminated after June 30, 2008, 50% of his outstanding options shall be fully vested and exercisable; (2) is terminated after December 31, 2008, 100% of his outstanding options shall be fully vested and exercisable; and (3) in the event of a change in control, all outstanding options and restricted stock become fully vested and exercisable.

In the event Ms. Walsh is terminated for a reason other than cause, she will be entitled to a severance payment of one year’s salary and benefits. If Ms. Walsh (1) is terminated for other than cause, 100% of her outstanding options shall be fully vested and exercisable; and (2) in the event of a change in control, all outstanding options become fully vested and exercisable.

Mr. Neimeth, Mr. Blashka and Ms. Walsh’s incentive compensation plans for fiscal year 2009 are based on attaining prescribed common operating, financial and other profitability goals, and are targeted at $200,000, $150,000 and 150,000, respectively.  The bonuses, if earned, may be payable in cash or stock at the Company’s option.  If paid in stock, amounts will be increased by 25%.  In the event any of the executives are terminated for a reason other than cause, he or she will be entitled to receive an amount equal to the bonus earned through the date of termination.

Compensation of Directors

The following table details the total compensation by Salon’s non-employee directors for its 2008 fiscal year:

	Fees Earned
	or Paid in	Option
Name	Cash	Awards (3)	Total
Deepak Desai	-	$587	$587
Robert Ellis	-	$587	$587
Elizabeth Hambrecht (4)	$32,499	$17,938	$17,938
George Hirsch	-	$587	$587
Robert McKay	-	$587	$587
James Rosenfield	-	$587	$587
David Talbot (1)	-	$587	$587
John Warnock (2)	-	$649	$649

(1)	Mr. Talbot, the founder of Salon, served as Chairman of Board until December 2006. The payment of fees to Mr. Talbot has been discontinued for fiscal year 2008.
(2)	Mr. Warnock, Salon’s largest shareholder, was appointed Chairman of the Board in December 2006.
(3)
In December 2006, each director received an option to purchase 3,500 shares of common stock.  The grant date fair value of each stock option award was $2,856.  The exercise price per share for the grants to all of the directors except Mr. Warnock was $1.05.  As Mr. Warnock owns 10% or more of the voting securities of Salon, the exercise price per share of his grant was determined at 110% of market, or $1.16.  The amounts shown are the compensation costs recognized by Salon in fiscal year 2007 for option awards, as determined pursuant to SFAS 123R, excluding any estimates of future forfeitures.  These compensation costs reflect option awards made in fiscal year 2008.  For a discussion of the assumptions used to calculate the value of the option awards, see Note 2 of Notes to the Consolidated Financial Statements.

(4)
Ms. Hambrecht served as Chief Executive Officer from February 2005 until September 2007 and was Salon’s President from October 2003 until September 2007.  From May 2003 through February 2005 she also served as Salon’s Chief Financial Officer and Secretary.  Ms. Hambrecht continues to serve as a company director and receives $10,833 in monthly fees.  At March 31, 2008, a total of $32,499 has been accrued but not yet paid.

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

Due to insufficient cash, Salon has only been able to offer its Chief Executive Officer and President, its Editor-in-Chief and its Executive Vice President and Chief Financial Officer a competitive base annual salary and has not previously been able to implement a non-equity incentive compensation plan, or award annual bonuses to these executives.  As a consequence, Salon has had to rely on stock option awards in lieu of cash compensation for these officers.  Cash constraints have hampered Salon in attracting new executives.  Salon has therefore had to rely on offering substantial equity awards to entice prospective new executives to join Salon.  Besides cash constraints, Salon faces challenges in hiring and retaining executives due to a relatively small pool of available executive talent in its industry, and because it competes with more established media companies and better funded upstarts.  Salon has experienced difficulties in finding suitable executives to lead its sales and technology efforts, positions in high demand.  As Salon’s brand recognition has increased, so has the demand for its trained talent.

Role of Compensation Committee and Outside Consultants

The Compensation Committee of the Board of Directors oversees and administers Salon’s executive compensation program in accordance with the Compensation Committee Charter.  The Compensation Committee meets on an as-needed basis to: (1) adjust and review salaries; (2) award bonuses; (3) approve offers to prospective new executive officers; (4) recommend equity grants for executive officers to the Board of Directors; and (5) set non-equity incentive compensation plans for Salon’s Senior Vice President – Sales and for its Senior Vice President – Publisher.  Subsequent to March 31, 2007, the Compensation Committee set fiscal year 2008 non-equity compensation plans for its Senior Vice President – Publisher and its Senior Vice President – Sales.

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

Bonuses and Non-Equity Incentive Plan Compensation. Each executive is eligible for a cash bonus.  Due to limited cash, no bonuses have ever been granted in the past to Salon’s Chief Executive Officer and President, Chief Financial Officer and Secretary and Editor-in-Chief.  In fiscal 2008, a cash bonus was paid to Mr. Neimeth, the Company’s CEO since September 2007, due to the Company achieving certain revenue targets set when he was Senior Vice President – Publisher.

In order to align corporate goals and provide incentives for a its new Chief Executive Officer, new Chief Financial Officer, and its Editor-in Chief, the Compensation Committee approved a bonus plan for fiscal 2009.  Mr. Neimeth, Mr. Blashka  and Ms. Walsh’s incentive compensation plans for fiscal year 2009 are based on attaining prescribed common operating, financial and other profitability goals, and are targeted at $200,000, $150,000 and $150,000, respectively.  The bonuses, if earned, may be payable in cash or stock at the Company’s option.  If paid in stock, amounts will be increased by 25%.  The targeted amounts are contractually set.  The goals were set based on what the Committee perceived to be synchronized with the overall goal of increasing Salon’s enterprise value.

All bonus plans and non-equity incentive plans are approved by Salon’s Compensation Committee upon consultation with the Chief Executive Officer and Chief Financial Officer.

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

The number of stock options Salon granted to executives has varied widely.  During Fiscal 2008, in order to attract a new chief financial officer, Salon granted 365,781 options to Mr. Blashka.  On June 5, 2008, the Company granted to its newly-hired Vice President of Sales and Marketing, Andreas Droste, 50,000 options.  Joan Walsh, Salon’s Editor-in-Chief, was also granted 125,000 options in connection with her new employment agreement.  During fiscal year 2007, Salon made a large grant to: (1) Mr. Neimeth, upon his joining Salon, of a total 250,000 shares to offset a below market base annual salary and as an incentive to join Salon as it was felt his hiring was critical in attaining future revenue goals; and (2) Ms. Walsh, 175,000 shares, as an incentive to remain with Salon as Salon had insufficient cash to grant a cash bonus.  In December 2006, with a falling common stock price and with most outstanding options being out-of-the-money, Salon granted options to all of its employees.  The across the board grant to all employees took into consideration a number of factors, including performance of the individual, job level, and prior grants.

As of March 31, 2008, Salon’s stock option plan allows for the granting of approximately 240,000 shares of common stock.  Salon is therefore limited to the number of option shares it can issue to its executive officers.  As a result, Salon will seek approval at its next shareholder meeting to increase the number of shares that may be issued under the current stock option plan.

Restricted Stock. In October 2007, Salon’s shareholders approved an amendment to the 2004 Stock Plan to allow for the grant of restricted stock awards.  After the creation of such an equity plan, the Compensation Committee will recommend to the Board of Directors that similar awards be made to the other Named Executive Officers.  It is contemplated that such awards will vest over a period of four years and be subject to accelerated vesting in the event that the Named Executive Officer is terminated for reasons other than cause, or if a change in control event were to occur.  Salon feels that the issuance of restricted stock will be a valuable incentive tool for its executives as this type of equity award will have immediate value upon vesting with no cash outlay by the company.

The employment agreement with Mr. Neimeth stipulates that he be eligible to receive 250,000 shares of restricted stock if mutually agreed goals were attained.  Such an award was approved and granted on December 6, 2007.

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

Named Executive Officer Cash Compensation

Elizabeth Hambrecht, former CEO and President, received a base annual salary of $170,000 during fiscal year 2008, until her resignation on September 13, 2008.  Ms. Hambrecht’s resignation did not affect her service as a director of the company’s board of directors.  Due solely to limited cash, Ms. Hambrecht did not receive any other form of cash compensation during fiscal year 2008 in connection with her employment. Since October 2007, she has earned directors fees at the rate of $130,000 per annum, for her assistance in transition and certain Company fund-raising efforts.

Conrad Lowry, former CFO and Secretary, began fiscal 2008 with a base annual salary of $130,000 during fiscal year 2007.  Effective June 1, 2007, Mr. Lowry received a cost of living increase, raising his base annual salary to $140,000, until his departure in February 2008.  In connection with the termination of his employment, Mr. Lowry received severance in the amount of three months base salary, as well as a $15,000 bonus for his assistance in transition.

Norman Blashka, Executive Vice President and Chief Financial Officer, joined Salon in January 2008. His base annual salary is $200,000.  He was not eligible for any additional cash compensation for fiscal year 2008.

Joan Walsh, Editor-in-Chief, received a base annual salary of $170,000 during fiscal year 2007.  Effective April 1, 2007, Ms. Walsh’s base annual salary was increased to $200,000 so as to commensurate with the salary of Salon’s Senior Vice President – Publisher.  Due solely to limited cash, Ms. Walsh did not receive any other form of cash compensation during fiscal year 2008.  Effective June 1, 2008, her salary was increased to $230,000.

Chris Neimeth joined Salon on June 6, 2006 as Senior Vice President - Publisher at a base annual salary of $200,000 and received a signing bonus of $5,000 to cover legal costs.  Effective June 16, 2007, Mr. Neimeth received a cost of living increase, raising his base annual salary to $208,000.  In September 2007, he was promoted to Chief Executive Officer and his base annual salary was increased to $230,000.  During fiscal year 2008, Mr. Neimeth met revenue goals as set by the Compensation Committee and received quarterly bonuses totaling $67,718.

Harvey Gamm, former Senior Vice President – Sales, left the Company’s employ in September 2007.  His base annual salary was $150,000.  Prior to his departure, he earned $1,000 in commissions.

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

Accounting for Stock-Based Compensation

Salon has expensed stock option grants and restricted stock under SFAS 123R which requires companies to include the fair value of equity compensation as a compensation expense in their income statements.

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

THE COMPENSATION COMMITTEE
James Rosenfield
John Warnock

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding Equity Compensation Plans may be found in Part II, Item 5, commencing on page 23 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of June 1, 2008 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each director and nominee, (c) each executive officer named in the Summary Compensation Table, and (d) by all executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership (2)	of Class (3)
William R. Hambrecht (4)	3,007,831	72.1%
Shea Ventures LLC (5)	1,629,309	53.9%
Adobe Systems Incorporated (6)	431,297	19.1%
Octavia LLC (7)	361,979	15.8%
Wenner Media LLC (8)	268,424	12.3%
Constellation Venture Capital (9)	170,420	8.2%
Nancy & Timothy Armstrong (10)	158,062	7.5%
HVS Boxers, LLC (11)	134,883	6.5%

Executive Officers and Directors
John Warnock (12)	5,183,632	80.8%
Elizabeth Hambrecht (13)	391,407	16.8%
Robert McKay (14)	329,520	14.6%
David Talbot (15)	287,863	12.9%
Joan Walsh (16)	179,556	8.5%
Christopher Neimeth (17)	140,105	6.7%
James Rosenfield (18)	38,097	1.9%
George Hirsch (19)	34,617	1.8%
Robert Ellis (20)	28,885	1.5%
Deepak Desai (21)	26,385	1.3%
Norman Blashka	-	0.0%
All executive officers and directors as a group (12 persons)	6,640,067	84.6%

(1)	The address for all beneficial owners is c/o Salon Media Group, Inc., 101 Spear Street, Suite 203, San Francisco, CA 94105.

(2)
Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(3)
Calculated on the basis of 1,941,105 shares of Common Stock outstanding as of June 1, 2008, shares of Common Stock underlying options exercisable within sixty (60) days of June 1, 2008, shares of Common Stock that a shareholder has the right to acquire upon conversion of shares of Series A, B, C, and D Preferred Stock, shares of Common Stock issuable upon the conversion of promissory notes, and currently exercisable warrants to acquire shares of Common Stock are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants, as applicable, on a stand-alone basis, without considering the ownership interest of other stockholders.

(4)
Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”) and is the Chairman and Chief Executive Officer of those entities.   The Hambrecht Entities own 71,322 shares of Common Stock and 292,366 of Common Stock that the Hambrecht Entities have the right to acquire upon conversion of 50 shares of Series A Preferred Stock and 189 shares of Series C Preferred Stock.  Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer, has a pecuniary ownership interest in the Hambrecht Entities.  Mr. Hambrecht individually owns 274,217 shares of Common Stock, 605,169 shares of Common Stock that Mr. Hambrecht has the right to acquire upon conversion of 189 shares of Series C Preferred Stock and 584 shares of Series D Preferred Stock and 61,736 shares of Common Stock issuable upon exercise of  immediately exercisable warrants. He also holds a promissory note convertible into 297,619 shares of Common Stock. Includes ownership by The Sarah and William Hambrecht Foundation of 32,005 shares of Common Stock and 263,049 shares of common stock that the Foundation has the right to acquire upon conversion of 75 shares of Series A Preferred Stock and 108 shares of Series C Preferred Stock.  William Hambrecht and Elizabeth Hambrecht are Directors and have voting rights in the Sarah & William Hambrecht Foundation.  Includes ownership by HAMCO Capital Corporation, consisting of 20,782 shares of Common Stock and 166,596 shares of Common Stock that HAMCO has the right to acquire upon conversion of 127 shares of Series C Preferred Stock and 63 shares of Series D preferred stock.  Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital.  Includes ownership by Ironstone Group, Inc., consisting of 79,970 shares of Common Stock and 843,000 shares of Common Stock that Ironstone has the right to acquire upon conversion of 843 shares of Series C Preferred Stock.  Mr. Hambrecht has an ownership interest in Ironstone Group, Inc.  Mr. Hambrecht and Ms. Hambrecht disclaim beneficial ownership of the shares of Salon’s Common Stock held directly by the Hambrecht Entities, HAMCO Capital and Ironstone, other than their proportionate ownership interest.

(5)
Consists of 101,265 shares of Common Stock held by the stockholder and 955,415 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock and 697 shares of Series C preferred Stock.  Includes 99,801 shares of Common Stock of a trust, as well as 128,000 shares of Common Stock that the trust has the right to acquire upon conversion of 128 shares of Series C Preferred Stock. Includes 344,828 shares of Common Stock issuable upon conversion of a promissory note held by the trust.  Edward Shea is the Manager of the stockholder and a Trustee of the trust, and is also a Director of Ironstone Group, Inc. mentioned under item (4).

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

(7)
Consists of 17,805 shares of Common Stock held by the stockholder.  Includes 344,174 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 216 shares of Series C Preferred Stock.

(8)
Consists of 18,424 shares of Common Stock held by the stockholder.  Includes 250,000 shares of Common Stock that Wenner Media LLC has the right to acquire upon conversion of 250 shares of Series C Preferred Stock.   Mr. Wenner, the Chairman and President of Wenner Media LLC served as a Director of Salon until  February 2006.

(9)
Consists of 33,084 shares of Common Stock held by Constellation Venture Capital, LP and 7,096 shares of Common Stock held by Constellation Venture Offshore, LP.  Includes 107,500 shares of Common Stock that Constellation Venture Capital has the right to acquire upon conversion of 52 shares of Series A Preferred Stock and 22,740 shares of Common Stock that Constellation Venture Capital Offshore, LP has the right to acquire upon conversion of 11 shares of Series A Preferred Stock.

(10)
Includes 137,837 shares of Common Stock that the stockholder has the right to acquire upon conversion of 209 shares of Series D Preferred Stock and 20,225 shares of Common Stock issuable upon exercise of an immediately exercisable warrant.

(11)	Consists of 6,709 shares of Common Stock. Includes 128,174 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock.

(12)
Consists of 410,426 shares of Common Stock held by the Chairman of the Board of Salon. Includes 4,387,832 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock, 3,474 shares of Series C Preferred Stock, and 874 shares of Series D preferred stock and 59,370 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Includes 297,619 shares of Common Stock issuable upon conversion of a promissory note.  Includes 28,385 shares subject to options that may be exercised within sixty (60) days of June 1, 2008.

(13)
Consists of 3,750 shares of Common stock held by the Director.  Includes 233,803 shares of Common Stock that the Officer has the right to acquire upon conversion of 31 shares of Series C Preferred Stock and 334 shares of Series D Preferred Stock.  Includes 153,854 shares subject to options that may be exercised within sixty (60) days of June 1, 2008.  Excludes her proportional beneficial ownership of amounts owned by the Hambrecht Entities and HAMCO Capital described in footnote (4).

(14)
Consists of 4,200 shares of Common Stock held by the Robert McKay Family Partnership, 7,840 shares of Common Stock held by the McKay Investment Group and 2,921 shares of Common Stock in the Elaine McKay Family Partnership.  Includes 286,174 shares of Common Stock that the McKay Investment Group, Inc. has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and that the Elaine McKay Family Partnership has the right to acquire upon conversion of 158 shares of Series C Preferred Stock.  Mr. McKay, a Director of Salon, is the Managing Partner of all the entities.  Includes 28,385 shares subject to options that may be exercised within sixty (60) days of June 1, 2008.

(15)
Consists of 384 shares of Common Stock, of which 128 shares are held by Camille Peri, Mr. Talbot's spouse, and 256 shares held in trust for the benefit of Mr. Talbot's children.  Mr. Talbot disclaims beneficial ownership of the shares held individually by his spouse and in trust for his children.  Includes 287,479 shares subject to options that may be exercised within sixty (60) days of June 1, 2008.

(16)	Includes 179,556 shares subject to options that may be exercised within sixty (60) days of June 1, 2008.

(17)	Includes 140,105 shares subject to options that may be exercised within sixty (60) days of June 1, 2008.

(18)	Includes 38,097 shares subject to options that may be exercised within sixty (60) days of June 1, 2008.

(19)	Consists of 732 shares of Common Stock held by the Director and 33,885 shares subject to options that may be exercised within sixty (60) days of June 1, 2008.

(20)	Consists of 500 shares of Common Stock held by the Director and 28,335 shares subject to options that may be exercised within sixty (60) days of June 1, 2008.

(21)	Includes 26,385 shares subject to options that may be exercised within sixty (60) days of June 1, 2008.

Series A Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series A Preferred Stock as of June 1, 2008 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

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

(2)
Includes 75 shares held by the Sarah & William Hambrecht Foundation that are convertible into 155,049 shares of Common Stock, subject to adjustment.  Also includes 50 shares held by WR Hambrecht + Co. LLC that are convertible into 103,366 shares of Common Stock, subject to adjustment.  Mr. Hambrecht is the father of Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer.  Ms. Hambrecht has an ownership interest in WR Hambrecht + Co. LLC and is a Director of and has voting rights in the Sarah & William Hambrecht Foundation.

(3)	Shares held by the named stockholder are convertible into 258,415 shares of Common Stock, subject to adjustment.

(4)
Includes 52 shares held by Constellation Venture Capital, LP that are convertible to 107,500 shares of Common Stock and 11 shares held by Constellation Venture Capital (Offshore), LP that are convertible to 22,740 shares of Common Stock, all subject to adjustment.

(5)	Shares held by the named stockholder are convertible into 128,174 shares of Common Stock, subject to adjustment.

(6)	Director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series A Preferred Stock.

Series B Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series B Preferred Stock as of June 1, 2008 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series B Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all executive officers and directors of Salon as a group.

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

Series C Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series C Preferred Stock as of June 1, 2008 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series C Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

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

(3)
Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”) and is the Chairman and Chief Executive Officer of those entities.  Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer, has an ownership interest in the Hambrecht Entities.  Includes 189 shares held by the Hambrecht Entities that are convertible to 189,000 shares of Common Stock, subject to adjustment, 189 shares held by a trust of Mr. Hambrecht that are convertible to 189,000 shares of Common Stock, subject to adjustment, and 108 shares held by the Sarah & William Hambrecht Foundation that are convertible to 108,000 shares of Common Stock, subject to adjustment.   Mr. Hambrecht and Ms. Hambrecht are Directors and have voting rights in the Sarah & William Hambrecht Foundation.   Includes 127 shares held by HAMCO Capital that are convertible to 127,000 shares of Common Stock, subject to adjustment.  Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital.  Includes 843 shares held by Ironstone Group, Inc. that are convertible to 843,000 shares of Common Stock, subject to adjustment.  Mr. Hambrecht has an ownership interest in Ironstone Group, Inc. Mr. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation and Ironstone Group, Inc., other than his proportionate ownership interest. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by the Hambrecht Entities and HAMCO Capital Corporation, other than her proportionate ownership interest.   Excludes 825 shares held by or controlled by Edward Shea that are convertible into 825,000 shares of Common Stock, subject to adjustment mentioned under item (4).  Mr. Shea is a Director of Ironstone Group, Inc.

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

Series D Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series D-1, D-2, D-3, D-4 and D-5 Preferred Stock (the “Series D Preferred Stock”) as of June 1, 2008 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series D Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner(1)	Ownership	of Class
John Warnock (2,6)	874	41.9%
William R. Hambrecht (3)	647	31.0%
Elizabeth Hambrecht (4,6)	334	16.0%
Nancy & Timothy Armstrong (5)	209	10.0%
All executive officers and directors as a group (2 persons) (6)	1,218	58.0%

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

(2)	Shares held by the named stockholder, who is the Chairman of the Board of Salon, are convertible into 655,417 shares of Common Stock, subject to adjustment.

(3)
Mr. Hambrecht is the father Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer.  Includes 584 shares held by a trust of the stockholder that are convertible to 416,169 shares of common stock, subject to adjustment.  Includes 63 shares held by HAMCO Capital Corporation that are convertible to 39,596 shares of common stock, subject to adjustment.  Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital.  Mr. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation other than his proportionate ownership interest. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation other than her proportionate ownership interest.

(4)	Shares held by the Officer are convertible into 202,803 shares of Common Stock, subject to adjustment.

(5)	Shares held by the named stockholder are convertible into 137,837 shares of Common Stock, subject to adjustment.

(6)	Current director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series D Preferred Stock.

ITEM 13.  Certain Relationships and Related Transactions

During the year ended March 31, 2008, and in April, 2008, the Company entered into a number of financing transactions with related parties.

In May 2007, Salon entered into a line of credit with Deutsche Bank Securities, Inc. for borrowings of up to $1 million plus accrued interest.  This agreement is guaranteed in its entirety by John Warnock, Salon’s Chairman. As of March 31, 2008, the line is fully drawn.  Accrued interest thereon is $36.

In November, 2007, Salon issued 292 shares of Series D-5 preferred stock, convertible into 233,600 shares of Common Stock, subject to adjustment, and a warrant to purchase 35,040 shares of Common Stock at an exercise price of $1.84 per share, subject to adjustment, for net proceeds of $350. The purchaser was William Hambrecht, father of Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer.

In March 2008, the Company’s Chairman advanced $500, pending completion of a contemplated financing that was under negotiation as of year end.  In April, 2008, the Company sold $1 million of convertible promissory notes.  The notes have a four year maturity, bear interest at a fixed rate of 7.5% per annum, payable semi-annually in cash or in kind, and are convertible into Common Stock at the rate of $1.68 per share.  Mr. Warnock and Mr. Hambrecht each purchased notes in the amount of $500.

On October 10, 2000, Salon loaned its former Chairman $75,179 with an agreed 6.3% annual interest rate with no due date.   During the year ended March 31, 2007, the balance of the principal of $48,016 was paid off in its entirety, as well as $1,480 of interest.

During the year ended March 31, 2007, the following warrants were exercised by related parties:

				Exercise
Issue Date	Exercise Date	Warrant Holder	Warrant Shares	Price per share	Cash Received
04/10/03	04/05/06	John Warnock (1)	15,000	$0.834	$12,506
04/29/03	04/05/06	John Warnock (1)	15,000	$0.901	13,518
08/09/01	05/11/06	Sarah & William Hambrecht Foundation (2)	30,000	$2.188	65,652
06/12/03	05/11/06	The Hambrecht 1980 Revocable Trust (3)	7,500	$0.901	6,759
06/12/03	05/11/06	WR Hambrecht + Co LLC (4)	7,500	$0.901	6,759
07/10/03	05/11/06	HAMCO Capital Corporation (5)	7,500	$0.834	6,253
11/24/03	05/11/06	HAMCO Capital Corporation (5)	7,500	$0.901	6,759
02/10/04	05/11/06	The Hambrecht 1980 Revocable Trust (3)	15,000	$0.690	10,350
06/04/04	05/11/06	HAMCO Capital Corporation (5)	4,064	$2.748	11,171
06/04/04	05/11/06	The Hambrecht 1980 Revocable Trust (3)	14,129	$2.748	38,833
02/02/05	05/11/06	HAMCO Capital Corporation (5)	1,718	$3.220	5,532
02/02/05	05/11/06	The Hambrecht 1980 Revocable Trust (3)	15,381	$3.220	49,529
05/28/03	05/12/06	John Warnock (1)	45,000	$0.901	40,553
07/10/03	05/12/06	John Warnock (1)	15,000	$0.833	12,506
07/30/03	05/12/06	John Warnock (1)	15,000	$0.690	10,350
08/29/03	05/12/06	John Warnock (1)	15,000	$0.690	10,350
09/12/03	05/12/06	John Warnock (1)	15,000	$0.901	13,518
09/29/03	05/12/06	John Warnock (1)	15,000	$1.036	15,542
10/10/03	05/12/06	John Warnock (1)	15,000	$0.901	13,518

				Exercise
Issue Date	Exercise Date	Warrant Holder	Warrant Shares	Price per share	Cash Received
10/30/03	05/12/06	John Warnock (1)	15,000	$0.901	13,518
11/12/03	05/12/06	John Warnock (1)	15,000	$0.969	14,530
11/24/03	05/12/06	John Warnock (1)	15,000	$0.901	13,518
12/11/03	05/12/06	John Warnock (1)	15,000	$0.901	13,518
12/30/03	05/12/06	John Warnock (1)	75,000	$0.690	51,750
12/31/03	05/12/06	John Warnock (1)	15,000	$0.690	10,350
08/09/01	06/29/06	John Warnock (1)	50,000	$2.188	109,419
08/09/01	08/08/06	WR Hambrecht + Co LLC (4)	20,000	$2.188	43,768
08/29/03	08/29/06	Eu Revocable Trust (6)	3,750	$0.690	2,587
		Total exercised	499,042		$622,916

(1)	John Warnock is the Chairman of the Board of Directors of Salon.
(2)	Elizabeth Hambrecht, a director of Salon, and her father, William Hambrecht, have voting rights in the Sarah and William Hambrecht Foundation.
(3)	The Hambrecht 1980 Revocable Trust is a trust of William Hambrecht, the father of Salon’s CEO and President.
(4)	William Hambrecht is the Chairman and Chief Executive Officer of WR Hambrecht + Co. LLC. Elizabeth Hambrecht has a pecuniary interest in WR Hambrecht + Co. LLC.
(5)	William Hambrecht and Elizabeth Hambrecht have an ownership interest in HAMCO Capital Corporation.
(6)	The Eu Revocable Trust is for the benefit of Elizabeth Hambrecht.

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

Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons

Salon has relied on cash infusion from related persons to meet cash operating needs from the year ended March 31, 2003 through the year ended March 31, 2008. During this period of inadequate cash, the Board of Directors approved related person transactions after full disclosure of the interests of related parties.  Subsequent to March 31, 2007, Salon’s Audit Committee separately, or in conjunction with the full Board, excluding those related parties involved in such transactions reviewed, approved and/or ratified all related party transactions, as the Audit Committee is empowered to do under Salon's Audit Committee Charter.

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

ITEM 14.  Principal Accountant Fees and Services

Burr, Pilger & Mayer LLP is Salon’s independent registered accountant.  The aggregate audit fees billed by Burr, Pilger & Mayer LLP for year ended March 31, 2007 were $85,241 and for March 31, 2008 are estimated to be approximately $94,000.  Burr, Pilger & Mayer LLP did not perform any services for which Salon incurred fees for nonaudit-related fees, tax fees, or other fees, nor did any other such firm.

During the year ended March 31, 2008, all audit fees were pre-approved by the Audit Committee.  The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services.

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

3.4.4(54)
Amendment to the Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock dated as of November 19, 2007

4.1(1)	Third Amended and Restated Rights Agreement dated April 14, 1999.
4.1(8)	Fourth Amended and Restated Rights Agreement dated January 12, 2000.
4.2(1)	Second Amended and Restated Voting Agreement dated April 14, 1999.
4.2(5)	Bylaws of the Company are incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1.

4.2.1(10)	Securities Purchase Agreement dated as of August 9, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.2(10)	Securities Rights Agreement dated as of August 9, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.3(10)	Form of Common Stock Purchase Warrant dated August 9, 2001 issued by Salon Media Group, Inc.
4.2.4(11)	Securities Purchase Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.5(11)	Securities Rights Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.6(11)	Form of Common Stock Purchase Warrant dated September 13, 2001 issued by Salon Media Group, Inc.
4.2.7(12)	Securities Purchase Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems Incorporated.
4.2.8(12)	Securities Rights Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems Incorporated.
4.2.9(12)	Form of Common Stock Purchase Warrant dated February 14, 2002 issued by Salon Media Group, Inc.
4.2.10(13)	Note and Warrant Purchase Agreement dated as of July 24, 2002.
4.2.11(13)	Form of Convertible Promissory Note, dated July 24, 2002 issued by Salon Media Group, Inc.
4.2.12(13)	Form of Common Stock Purchase Warrant, dated July 24, 2002 issued by Salon Media Group, Inc.
4.2.13(14)	Note dated as of October 3, 2002.
4.2.14(15)	Note and Warrant Purchase Agreement dated as of December 18, 2002.
4.2.15(15)	Form of Convertible Promissory Note, dated December 18, 2002 issued by Salon Media Group, Inc.
4.2.16(15)	Form of Common Stock Purchase Warrant, dated December 18, 2002 issued by Salon Media Group, Inc.
4.2.17(16)	Note and Warrant Purchase Agreement dated as of January 26, 2003.
4.2.18(16)	Form of Convertible Promissory Note, dated January 26, 2003 issued by Salon Media Group, Inc.
4.2.19(16)	Form of Common Stock Purchase Warrant, dated January 26, 2003 issued by Salon Media Group, Inc.
4.2.20(17)	Note and Warrant Purchase Agreement dated as of February 11, 2003.
4.2.21(17)	Form of Convertible Promissory Note, dated February 11, 2003 issued by Salon Media Group, Inc.
4.2.22(17)	Form of Common Stock Purchase Warrant, dated February 11, 2003 issued by Salon Media Group, Inc.
4.2.23(18)	Form of Note and Warrant Purchase Agreement used during March 2003.
4.2.24(18)	Form of Convertible Promissory Note used during March 2003 by Salon Media Group, Inc.

4.2.25(18)	Form of Common Stock Purchase Warrant used during March 2003 by Salon Media Group, Inc.
4.2.26(19)	Note and Warrant Purchase Agreement dated April 10, 2003.
4.2.27(19)	Convertible Promissory Note dated April 10, 2003 by Salon Media Group, Inc.
4.2.28(19)	Common Stock Purchase Warrant dated April 10, 2003 by Salon Media Group, Inc.
4.2.29(20)	Note and Warrant Purchase Agreement dated April 29, 2003.
4.2.30(20)	Convertible Promissory Note dated April 29, 2003 by Salon Media Group, Inc.
4.2.31(20)	Common Stock Purchase Warrant dated April 29, 2003 by Salon Media Group, Inc.
4.2.32(21)	Note and Warrant Purchase Agreement dated May 28, 2003.
4.2.33(21)	Convertible Promissory Note dated May 28, 2003 by Salon Media Group, Inc.
4.2.34(21)	Common Stock Purchase Warrant dated May 28, 2003 by Salon Media Group, Inc.
4.2.35(22)	Note and Warrant Purchase Agreement dated June 12, 2003.
4.2.36(22)	Convertible Promissory Note dated June 12, 2003 by Salon Media Group, Inc.
4.2.37(22)	Common Stock Purchase Warrant dated June 12, 2003 by Salon Media Group, Inc.
4.2.38(23)	Note and Warrant Purchase Agreement dated June 26, 2003.
4.2.39(23)	Convertible Promissory Note dated June 26, 2003 by Salon Media Group, Inc.
4.2.40(23)	Common Stock Purchase Warrant dated June 26, 2003 by Salon Media Group, Inc.
4.2.41(25)	Note and Warrant Purchase Agreement dated July 10, 2003.
4.2.42(25)	Convertible Promissory Note dated July 10, 2003 by Salon Media Group, Inc.
4.2.43(25)	Common Stock Purchase Warrant dated July 10, 2003 by Salon Media Group, Inc.
4.2.44(26)	Note and Warrant Purchase Agreement dated July 30, 2003.
4.2.45(26)	Convertible Promissory Note dated July 30, 2003 by Salon Media Group, Inc.
4.2.46(26)	Common Stock Purchase Warrant dated July 30, 2003 by Salon Media Group, Inc.
4.2.47(27)	Note and Warrant Purchase Agreement dated September 12, 2003.
4.2.48(27)	Convertible Promissory Note dated September 12, 2003 by Salon Media Group, Inc.
4.2.49(27)	Common Stock Purchase Warrant dated September 12, 2003 by Salon Media Group, Inc.
4.2.50(28)	Note and Warrant Purchase Agreement dated September 29, 2003.
4.2.51(28)	Convertible Promissory Note dated September 29, 2003 by Salon Media Group, Inc.
4.2.52(28)	Common Stock Purchase Warrant dated September 29, 2003 by Salon Media Group, Inc.
4.2.53(28)	Note and Warrant Purchase Agreement dated October 6, 2003.
4.2.54(28)	Convertible Promissory Note dated October 6, 2003 by Salon Media Group, Inc.
4.2.55(28)	Common Stock Purchase Warrant dated October 6, 2003 by Salon Media Group, Inc.
4.2.56(29)	Note and Warrant Purchase Agreement dated October 10, 2003.
4.2.57(29)	Convertible Promissory Note dated October 10, 2003 by Salon Media Group, Inc.
4.2.58(29)	Common Stock Purchase Warrant dated October 10, 2003 by Salon Media Group, Inc.
4.2.59(30)	Note and Warrant Purchase Agreement dated October 30, 2003.
4.2.60(30)	Convertible Promissory Note dated October 30, 2003 by Salon Media Group, Inc. with Ironstone Group, Inc.

4.2.61(30)	Common Stock Purchase Warrant dated October 30, 2003 by Salon Media Group, Inc. with Ironstone Group, Inc.
4.2.62(30)	Convertible Promissory Note dated October 30, 2003 by Salon Media Group, Inc. with John Warnock.
4.2.63(30)	Common Stock Purchase Warrant dated October 30, 2003 by Salon Media Group, Inc. with John Warnock.
4.2.64(30)	Note and Warrant Purchase Agreement dated November 12, 2003.
4.2.65(30)	Convertible Promissory Note dated November 12, 2003 by Salon Media Group, Inc.
4.2.66(30)	Common Stock Purchase Warrant dated November 12, 2003 by Salon Media Group, Inc.
4.2.67(31)	Note and Warrant Purchase Agreement dated November 24, 2003.
4.2.68(31)	Convertible Promissory Note dated November 24, 2003 by Salon Media Group, Inc. and John Warnock.
4.2.69(31)	Common Stock Purchase Warrant dated November 24, 2003 by Salon Media Group, Inc. for John Warnock.
4.2.70(31)	Convertible Promissory Note dated November 24, 2003 by Salon Media Group, Inc. and HAMCO Capital Corporation.
4.2.71(31)	Common Stock Purchase Warrant dated November 24, 2003 by Salon Media Group, Inc. for HAMCO Capital Corporation.
4.2.72(32)	Note and Warrant Purchase Agreement dated December 10, 2003.
4.2.73(32)	Convertible Promissory Note dated December 10, 2003 by Salon Media Group, Inc. and Wenner Media LLC.
4.2.74(32)	Common Stock Purchase Warrant dated December 10, 2003 by Salon Media Group, Inc. for Wenner Media LLC.
4.2.75(32)	Note and Warrant Purchase Agreement dated December 11, 2003.
4.2.76(32)	Convertible Promissory Note dated December 10, 2003 by Salon Media Group, Inc. and John Warnock.
4.2.77(32)	Common Stock Purchase Warrant dated December 10, 2003 by Salon Media Group, Inc. for John Warnock.
4.2.78(36)	Securities Purchase Agreement dated as of December 30, 2003 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.79(36)	Form of Common Stock Purchase Warrant dated December 30, 2003 issued by Salon Media Group, Inc.
4.2.80(37)	Securities Purchase Agreement dated as of February 10, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.81(37)	Form of Common Stock Purchase Warrant dated February 10, 2004 issued by Salon Media Group, Inc.
4.2.82(38)	Securities Purchase Agreement dated as of June 4, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.83(38)	Form of Common Stock Purchase Warrant dated June 4, 2004 issued by Salon Media Group, Inc.
4.2.84(39)	Amendment No. 1 to Securities Purchase Agreement dated as of September 30, 2004.
4.2.85(39)	Common Stock Purchase Warrant dated September 30, 2004 issued by Salon Media Group, Inc.
4.2.86(43)	Amendment No. 2 to Securities Purchase Agreement dated as of February 2, 2005.

4.2.87(43)	Form of Common Stock Purchase Warrant dated February 2, 2005 issued by Salon Media Group, Inc.
4.2.88(45)	Amendment No. 3 to Securities Purchase Agreement dated November 9, 2005.
4.2.89(46)	Amendment No. 4 to Securities Purchase Agreement dated December 21, 2005.
4.2.90(46)	Common Stock Purchase Warrant dated December 21, 2005 issued by Salon Media Group, Inc.
4.2.91(48)	Amendment No. 5 to Securities Purchase Agreement dated July 27, 2006.
4.2.92(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to The Hambrecht 1980 Revocable Trust.
4.2.93(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.94(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.95(49)	Amendment No. 6 to Securities Purchase Agreement dated September 21, 2006..
4.2.96(49)	Common Stock Purchase Warrant dated September 21, 2006 issued by Salon Media Group, Inc. to The Hambrecht 1980 Revocable Trust.
4.2.97(49)	Common Stock Purchase Warrant dated September 21, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.98(50)	Amendment No. 7 to Securities Purchase Agreement dated December 18, 2006..
4.2.99(50)	Common Stock Purchase Warrant dated December 18, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.100(50)	Common Stock Purchase Warrant dated December 18, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.101(52)	Amendment No.8 to Securities Purchase Agreement dated November 19, 2007
4.2.102(52)	Common Stock Purchase warrant dated November 19, 2007
5.0 (41)	Legal opinion filed by DLA Piper Rudnick Gray Cary US LLP dated January 14, 2005.
10.0(4)	Commercial Office Lease between Pacific Resources PCX Development, Inc. and Salon dated July 9, 1999.
10.0(6)	Rainbow Media Holdings, Inc. Stock Purchase Agreement dated December 3, 1999.
10.1(1)	1995 Stock Option Plan.
10.1(6)	Bravo Website Agreement dated January 12, 2000.
10.2(2)	1999 Employee Stock Purchase Plan.
10.2(6)	Bravo Production Agreement dated January 12, 2000.
10.3(1)	Form of Indemnity Agreement.
10.4(1)	Commercial Office Lease between T/W Associates and Salon dated June 25, 1997.
10.6(1)	Employment Agreement between Michael O’Donnell and Salon dated November 7, 1996.
10.6(9)	Employment Agreement between Robert O’Callahan and Salon dated June 26, 2000.
10.9(1)	Warrant to Purchase Stock issued to Imperial Bancorp dated December 17, 1998.
10.10(1)	Warrant to Purchase Stock issued to Imperial Bank dated April 13, 1998.
10.11(1)	Warrant to Purchase Stock issued to Imperial Bankcorp dated April 14, 1997.
10.12(1)	Warrant to Purchase Stock issued to America Online Inc. dated July 31, 1998.

10.13(1)	Warrant to Purchase Stock issued to Adobe Ventures II L.P. dated September 18, 1998.
10.14(1)	Warrant to Purchase Stock issued to ASCII Ventures dated September 18, 1998.
10.15(1)	Warrant to Purchase Stock issued to H&Q Salon Investors, L.P. dated September 18, 1998.
10.16(2)	Warrant to Purchase Stock issued to Daiwa Securities America Inc. dated April 14, 1999.
10.17(2)	Warrant to Purchase Stock issued to ACT III Communications dated April 14, 1999.
10.18(9)	Amendment No. 2 To Anchor Tenant Agreement between America Online, Inc. and Salon.
10.19(1)	Series A Preferred Stock Purchase Agreement dated December 22, 1995.
10.20(1)	First Amendment to the Series A Preferred Stock Purchase Agreement dated August 2, 1996.
10.21(1)	Second Amendment to the Series A Preferred Stock Purchase Agreement dated February 6, 1997.
10.22(1)	Series B Preferred Stock Purchase Agreement dated November 28, 1997.
10.23(1)	Series C Preferred Stock Purchase Agreement dated September 18, 1998.
10.24(1)	Series C Preferred Stock Purchase Agreement dated April 14, 1999.
10.25(2)	Warrant to Purchase Stock issued to Chatsworth Securities LLC dated April 14, 1999.
10.26(24)	Amended Office Lease between Salon’s San Francisco landlord and Salon dated June 24, 2003.
10.27(33)	Amended Office Lease between Salon’s San Francisco landlord and Salon dated December 31, 2003.
10.28(42)	Office Lease between BRE/Rincon II Leasehold L.L.C. and Salon Media Group, Inc. dated January 13, 2005.
10.29 (44)	Salon Media Group, Inc. 2004 Stock Plan.
10.30 (44)	Form of the Salon Media Group, Inc. Notice of Grant of Stock Option and Stock Option Agreement.
10.31(44)	Salon Media Group, Inc. Non-Plan Stock Option Agreement with David Talbot dated February 7, 2005
10.32(47)	Employment Agreement with Christopher Neimeth dated June 5, 2006
10.33(47)	Salon Media Group, Inc. Non-Plan Stock Option Agreement with Christopher Neimeth dated June 6, 2006
10.34(51)	Amendment No.1 to Neimeth Employment Agreement dated September 13, 2007
10.35(53)	Employment Agreement with Norman Blashka dated December 31, 2007
10.36(53)	Separation Agreement with Conrad Lowry dated January 9, 2008
10.37(54)	Note Purchase Agreement dated April 4, 2008
10.38(54)	Form of Convertible Promissory Note dated April 4, 2008
10.39	Employment Agreement with Joan Walsh dated May 13, 2008
16.1 (34)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
16.2 (35)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

21.1(8)	Subsidiaries of Salon.
23.2 (41)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm dated January 13, 2005.
23.3 (41)	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm dated January 12, 2005.
23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.
24.1(1)	Power of Attorney (included on page II-5).
31.1	Certification of Christopher Neimeth, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
31.2	Certification of Norman Blashka, Chief Financial Officer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.1	Certification of Christopher Neimeth, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Certification of Norman Blashka, Chief Financial Officer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

Footnote	Footnote Description
1	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1 filed on April 19, 1999.
2	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on May 27, 1999.
3	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on June 18, 1999.
4	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on August 16, 1999.
5	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-8 filed on September 8, 1999.
6	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on February 14, 2000.
7	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 22, 2000.
8	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K405 filed on June 30, 2000.
9	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on November 13, 2000.
10	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on August 20, 2001.
11	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 25, 2001.
12	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on March 13, 2002.

13	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 29, 2002.
14	Incorporated by reference to the exhibit filed with Salon’s Current Report on Form 8-K filed on October 15, 2002.
15	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 30, 2002.
16	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 11, 2003.
17	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 24, 2003.
18	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on March 28, 2003.
19	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on April 22, 2003.
20	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 12, 2003.
21	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 10, 2003.
22	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 27, 2003.
23	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 11, 2003.
24	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on August 11, 2003.
25	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 25, 2003.
26	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on August 7, 2003.
27	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 29, 2003.
28	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 14, 2003.
29	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 27, 2003.
30	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 14, 2003.
31	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 9, 2003.
32	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 24, 2003.
33	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on February 6, 2004.

34	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 17, 2003.
35	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 26, 2003.
36	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 14, 2004.
37	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 25, 2004.
38	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 16, 2004.
39	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 6, 2004.
40	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 13, 2004.
41	Incorporated by reference to the exhibits filed with Salon’s Registration Statement on Form S-8 filed on January 14, 2005.
42	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 19, 2005.
43	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 4, 2005.
44	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K filed on June 29, 2005.
45	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 10, 2005.
46	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 22, 2005.
47	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 9, 2006.
48	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 31, 2006.
49	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 26, 2006.
50	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 20, 2006.
51	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 14, 2007
52	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 20, 2007
53	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 9, 2008
54	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on April 9, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALON MEDIA GROUP, INC.

By:  /s/ Christopher Neimeth
Christopher Neimeth
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Neimeth and Norman Blashka, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for his or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Neimeth	Chief Executive Officer	June 27, 2008
Christopher Neimeth	(Principal Executive Officer)

/s/ Norman Blashka	Executive Vice President and	June 27, 2008
Norman Blashka	Chief Financial Officer
(Principal Financial Officer)

/s/ Deepak Desai	Director	June 27, 2008
Deepak Desai

/s/ Robert Ellis	Director	June 27, 2008
Robert Ellis

/s/ Elizabeth Hambrecht	Director	June 27, 2008
Elizabeth Hambrecht

/s/ George Hirsch	Director	June 27, 2008
George Hirsch

/s/ Robert McKay	Director	June 27, 2008
Robert McKay

/s/ James H. Rosenfield	Director	June 27, 2008
James H. Rosenfield

/s/ David Talbot	Director	June 27, 2008
David Talbot

/s/ John Warnock	Chairman of the Board, Director	June 27, 2008
John Warnock