Form 10-Q
period 2008-06-30
SALON MEDIA GROUP INC
filed 2008-08-14
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or

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
Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the act.
Yes [ ]  No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 5, 2008 was 1,941,105 shares.

FORM 10-Q
SALON MEDIA GROUP, INC.

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	March 31,
	2008	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$633	$818
Accounts receivable, net	1,210	864
Prepaid expenses and other current assets	221	185
Total current assets	2,064	1,867
Property and equipment, net	505	412
Prepaid advertising rights	2,131	2,131
Goodwill	200	200
Other assets	39	6
Total assets	$4,939	$4,616
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowing	$1,000	$1,000
Accounts payable and accrued liabilities	1,250	1,294
Deferred revenue	626	705
Total current liabilities	2,876	2,999
Long-term liabilities:
Convertible notes payable	1,500	500
Other long-term liabilities	13	44
Capital leases, less current portion	49	56
Total liabilities	4,438	3,599
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 9,475 shares issued and outstanding at
June 30, 2008 and March 31, 2008 (liquidation value
of $23,701 at June 30, 2008)	-	-
Common stock, $0.001 par value, 30,000,000 shares
authorized, 1,941,105 shares issued and outstanding
at June 30, 2008 and 1,940,172 shares issued and
outstanding at March 31, 2008	2	2
Additional paid-in-capital	97,368	97,302
Accumulated deficit	(96,869)	(96,287)
Total stockholders' equity	501	1,017
Total liabilities and stockholders' equity	$4,939	$4,616

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007

Net revenues	$1,907	$1,974

Operating expenses:
Production and content	1,354	1,320
Sales and marketing	511	1,076
Information technology support	183	176
General and administrative	402	398
Total operating expenses	2,450	2,970

Loss from operations	(543)	(996)
Interest expense, net	(39)	-
Net loss	$(582)	$(996)

Basic and diluted net loss per share	$(0.30)	$(0.51)

Weighted average shares of common stock used in computing basic
and diluted net loss per share	1,941	1,940

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(582)	$(996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	24
Share-based compensation	100	60
Amortization of prepaid advertising rights	-	644
Changes in assets and liabilities:
Accounts receivable	(346)	(422)
Prepaid expenses, other current assets and other assets	(63)	6
Accounts payable, accrued liabilities and other long-term liabilities	(110)	(63)
Deferred revenue	(79)	(2)
Net cash used in operating activities	(1,045)	(749)

Cash flows from investing activities:
Purchase of property and equipment	(129)	(33)
Purchase of intangible assets	(5)	-
Net cash used in investing activities	(134)	(33)

Cash flows from financing activities:
Net proceeds from long-term borrowings	1,000	300
Net proceeds from issuance of common stock	1	-
Capital lease payments	(7)	-
Net cash provided by financing activities	994	300

Net decrease in cash and cash equivalents	(185)	(482)
Cash and cash equivalents at beginning of period	818	829
Cash and cash equivalents at end of period	$633	$347

Amount paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

1.	The Company and Significant Accounting Policies

The Company:

Salon Media Group, Inc (“Salon”) is an Internet news and social networking company that produces Salon.com, a content Website, and related online communities.  Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999.  Salon operates in one business segment.

Basis of Presentation:

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented.  The condensed consolidated balance sheet data as of March 31, 2008 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three months ended June 30, 2008 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2009.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at June 30, 2008 of $96,869.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2009.  Because of past losses, and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for the years ended March 31, 2006, March 31, 2007 and March 31, 2008 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern.

Based on cash projections for the remainder of the fiscal year ending March 31, 2009, which contemplate a smaller operating loss than the prior fiscal year and attaining positive cash flow during the fourth quarter, Salon estimates it will require as much as $1.0 million in additional financing to meet its operating needs.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  Salon is in discussions with potential investors, including related parties, to obtain additional funding through incurring additional indebtedness or raising additional working capital through the sale of equity securities in a private placement.  However, Salon does not currently have an agreement in place to provide such financing, and there is no certainty that Salon will be able to enter into definitive agreements for such financing on commercially reasonable terms.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

Concentration of Credit Risk

No customer accounted for more than 10% of total revenue for the three-month periods ended June 30, 2008 and June 30, 2007.  One customer accounted for 10% of total accounts receivable as of June 30, 2008 and one customer accounted for 11% of total accounts receivable as of June 30, 2007.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended June 30,
	2008	2007
Risk-free interest rates	3.09%	5.00%
Expected term (in years)	4	4
Expected volatility	92%	116%
Dividend yield	0%	0%

The expected term of the options of four years represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules and expectations of future employee behavior.  The expected stock price volatility is based on historical volatility of Salon’s stock.  The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the service period of the stock options, or four years.  Salon has not paid dividends in the past.

Stock-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2008 and 2007 was $100 and $60, respectively.  As of June 30, 2008, the aggregate stock compensation remaining to be amortized to expenses was $1,177. Salon expects this stock compensation balance to be amortized as follows: $331 during the remainder of fiscal 2009; $442 during fiscal 2010; $278 during fiscal 2011; $121 during fiscal 2012; and $5 during fiscal 2013.  The expected amortization reflects only outstanding stock awards as of June 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Salon is currently evaluating the impact of SFAS 161 and does not expect this statement to have a material impact on its financial position and results of operations.

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

In May 2008, the FASB also issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60,” (SFAS 163).  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  Salon does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss, have been made to the previously issued condensed consolidated financial statements to conform to the current period presentation.

2.	Goodwill Amortization and Intangible Assets

In accordance with FASB No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill amortization was discontinued as of March 31, 2002.  The carrying value of goodwill at June 30, 2008 and March 31, 2007 was $200 and has been found not to be impaired.

3.	Borrowing Agreements

Short-term borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  Salon’s obligations under this agreement are guaranteed in its entirety by Salon’s Chairman. The line of credit has been fully drawn as of June 30, 2008.  Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman until March 31, 2009.  Though Deutsche Bank Securities may demand repayment of amounts borrowed at any time, based on conversations with its Chairman, Salon does not believe that repayment is likely until March 31, 2009.  As of June 30, 2008, accrued interest on bank debt totals $49.

Convertible notes payable

On April 4, 2008, Salon sold and issued to its Chairman and the father of a director each a convertible promissory note with a principal amount of $500 as part of a series of financing transactions in which Salon has generated gross proceeds of approximately $1,500.  Each note bears an interest rate of 7.50 percent per annum, payable semi-annually, in cash or in kind, and matures on March 31, 2012.  Each note may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by (1) $1.68 or (2) the subsequent closing price if the holder participated in a subsequent closing.

On May 15, 2008, Salon sold and issued to another investor a convertible promissory note with a principal amount of $500 as part of the above-referenced financing transaction.  The note bears an interest rate of 7.50 percent per annum, payable semi-annually, in cash or in kind, and matures on March 31, 2012.  The note may convert at the election of the holder at any time into a number of shares of Salon’s

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

common stock equal to the aggregate amount of the note obligations divided by $1.45.  As of June 30, 2008, aggregate accrued interest on convertible debt totals $23.

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

Salon has adopted certain equity incentive plans as described in Note 7, “Employee Stock Option Plan,” of the notes to consolidated financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The following table summarizes activity under Salon’s plans for the three months ended June 30, 2008:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2008	2,530,000	$4.02
Options granted under all plans	189,000	$1.30
Exercised	(1,000)	$1.05
Expired and forfeited	(184,000)	$2.00
Outstanding at June 30, 2008	2,534,000	$3.96	$182
Exercisable at June 30, 2008	1,488,000	$5.59	-
Vested and expected to vest	1,071,000	$1.82	$148

The weighted average fair value per share of the stock option awards in the three months ended June 30, 2008 and 2007 was $0.86 and $1.06, respectively.  The weighted average fair value of options vested during the three months ended June 30, 2008 was $1.44 per share.  A total of 933 shares of options were exercised during the period ended June 30, 2008.

5.	Net Loss Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended
	June 30,
	2008	2007
Numerator:
Net loss	$(582)	$(996)

Denominator:
Weighted average shares used in computing
basic and diluted net loss per share	1,941,000	1,940,000

Basic and diluted net loss per share	$(0.30)	$(0.51)
Antidilutive securities including options, warrants and convertible
notes and preferred stock not included in net loss per share calculation	13,651,000	11,914,000

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

6.	Warrants

During the three months ended June 30, 2008, no warrants have expired.  The following are the remaining outstanding warrants as of June 30, 2008:

	Warrant	Exercise	Grant	Expiration
Warrant Holder	Shares	Price	Date	Date
Dotcom Ventures	1,568	$10.400	09/01/98	09/01/08
Adobe Systems, Inc.	7,058	$10.400	09/23/98	09/23/08
Nancy and Timothy Armstrong	20,225	$9.598	12/21/05	12/21/08
The Hambrecht 1980 Revocable Trust	9,097	$3.013	07/27/06	07/27/09
John Warnock	6,040	$3.013	07/27/06	07/27/09
John Warnock	3,056	$3.013	07/27/06	07/27/09
The Hambrecht 1980 Revocable Trust	17,599	$2.215	09/21/06	09/21/09
John Warnock	17,494	$2.215	09/21/06	09/21/09
Silicon Valley Bank	2,214	$0.862	10/17/02	10/17/09
John Warnock	8,244	$1.494	12/18/06	12/18/09
John Warnock	24,536	$1.494	12/18/06	12/18/09
The Hambrecht 1980 Revocable Trust	35,040	$1.786	11/19/07	11/19/10
	152,171

7.	Preferred Stock

The conversion rate and common equivalent shares of Salon’s preferred stock as of June 30, 2008 are as follows:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series A	683	$4,000	1.935	1,411,975
Series B	125	$4,000	1.588	314,860
Series C	6,582	$800	0.800	6,582,000
Series D-1	417	$1,200	1.820	275,013
Series D-2	417	$1,200	2.118	236,258
Series D-3
Issued on 12/21/05	209	$1,200	1.820	137,837
Issued on 07/27/06	208	$1,200	2.358	105,854
Series D-4
Issued on 07/27/06	42	$1,200	2.358	21,374
Issued on 09/21/06	333	$1,200	1.685	237,198
Issued on 12/18/06	42	$1,200	0.917	54,961
Series D-5
Issued on 12/18/06	125	$1,200	0.917	163,576
Issued on 11/19/07	292	$1,200	1.499	233,796
Total	9,475			9,774,702

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The Series A, B, C and D preferred stock conversion rates are subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon securities issuances.

Warrants outstanding as of June 30, 2008 that have been issued to holders of Series D preferred stock are as follows:

	Exercise	Warrant
	Price	Shares
Series D-3
Issued on 12/21/05	$9.598	20,225
Issued on 07/27/06	$3.013	15,137
Series D-4
Issued on 07/27/06	$3.013	3,056
Issued on 09/21/06	$2.215	35,093
Issued on 12/18/06	$1.494	8,244
Series D-5
Issued on 12/18/06	$1.494	24,536
Issued on 11/19/07	$1.786	35,040
		141,331

The exercise price of warrants issued in conjunction with the issuance of Series D Preferred stock are subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon securities issuances.

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of June 30, 2008, no dividend has been declared to the holders of preferred stock.

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

The aggregate liquidation preferences of all preferred stockholders as of June 30, 2008 were $19,497 excluding the effect of undeclared dividends, and $23,701 including the effect of undeclared dividends.

Neither the Series A, B, C or D preferred stock, the associated warrants, nor the underlying shares of common stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) that involve risks and uncertainties, including, but not limited to, statements regarding our strategy, plans, objectives, expectations, forecasts, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources.  Although Salon Media Group, Inc. (Salon) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, Salon gives no assurance those plans, intentions or expectations will be achieved.  Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon’s public filings.  Salon assumes no obligation to update any forward-looking statements as circumstances change.

Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors That May Affect Our Future Results and Market Price of Stock."  In this report, the words “anticipates,” “believes,” “expects,” “estimates,” “forecast,” “projection,” “future,” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Overview

Salon is an online news and social networking company and an Internet publishing pioneer.  Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment.  Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well, and has recently launched Open Salon, a social network for bloggers.  In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

This section and other parts of this Form 10-Q should be considered in conjunction with the audited financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Matters of interest therein include, but are not limited to, Salon’s disclosure of critical accounting policies.

Sources of Revenue

The most significant portion of Salon’s revenues is derived from the sale of advertising and promotional space on its Website.  The sale of promotional space is generally less than ninety days in duration.  Advertising units sold include “rich media” streaming advertisements, as well as traditional banner and pop-up advertisements.

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Salon Premium revenue is recognized ratably over the period that services are provided.  This source of revenue has been decreasing since Salon’s quarter ended December 31, 2004 when paid subscriptions peaked at approximately 89,100 and decreased to approximately 31,200 as of June 30, 2008.  Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue.

Salon offers The Well online discussion forums as a monthly subscription service.  Revenue is recognized ratably over the subscription period.  Salon also generates nominal revenue from the licensing of content that previously appeared in Salon’s Website and for hosting links to a third party’s personals/dating Website.

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

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, Salon’s expenses include stock-based compensation expenses related to stock option and restricted stock grants to employees, non-employee Directors and consultants.

Salon has incurred significant net losses and negative cash flows from operations since its inception.  As of June 30, 2008, Salon had an accumulated deficit of $96.9 million.  These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock and convertible notes, and bank debt.

Burr, Pilger & Mayer LLP, Salon’s independent accountants for the years ended March 31, 2008, March 31, 2007 and March 31, 2006 have included a paragraph in their report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts.  Salon’s significant accounting policies are described in Note 2 to the consolidated financial statements of Salon’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.  Salon believes accounting policies and estimates related to revenue recognition, prepaid advertising rights and share-based compensation are the most critical to Salon’s financial statements.  Future results may differ from current estimates if different assumptions or conditions were to prevail.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 76%, and 72% of Salon’s revenues, respectively for the three month periods ended June 30, 2008 and 2007.  The duration of the advertisements are generally short term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisement viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

Prepaid Advertising Rights

In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings (“Rainbow”) and received $11.8 million of advertising credits that were to be utilized by December 31, 2009.  As the per share price of Salon’s common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million.  As of June 30, 2008, Salon has $3.1 million advertising credits resulting from the transaction, valued at $2.1 million for financial reporting purposes.  Of the $3.1 million of advertising credits, approximately $1.8 million remain with Rainbow and approximately $1.3 million are with NBC.  Salon believes that it should be able to utilize all the credits before they expire on December 31, 2009.  Salon is currently exploring additional ways of fully utilizing the credits, including supporting the launch of Open Salon, its new blogging network, before they expire.  Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement or full utilization thereof.

Accounting for Share-Based Compensation

Salon accounts for share-based compensation under SFAS 123R and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

Salon recognized stock-based compensation expense of $100,000 and $60,000 during the three months ended June 30, 2008 and June 30, 2007, respectively.  As of June 30, 2008, Salon had an aggregate of $1,177,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $331,000 during the remainder of fiscal 2009; $442,000 during fiscal 2010; $278,000 during fiscal 2011; $121,000 during fiscal 2012; and $5,000 during fiscal 2013.  The expected amortization reflects only outstanding stock awards as of June 30, 2008.  Salon expects to continue to issue share-based awards to our employees in future periods.

The full impact of SFAS 123R in the future is dependent upon, among other things, the timing of when Salon hires additional employees, the effect of new long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant and the tax benefit that Salon may or may not receive from stock-based expenses.  Additionally, the application of SFAS 123R requires the use of an option-pricing model to determine the fair value of stock option awards.  This determination of fair value is affected by Salon’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, Salon’s expected stock price volatility over the term of the awards.

Results of Operations for the Three Months Ended June 30, 2008 Compared To the Three Months Ended June 30, 2007

Net revenues:

Net revenues decreased 3% to $1.9 million for the three months ended June 30, 2008 from $2.0 million for the three months ended June 30, 2007.

Advertising revenues increased marginally to $1.44 million for the three months ended June 30, 2008 from $1.43 million for the three months ended June 30, 2007.  The increase in advertising revenues continues to reflect a greater number of advertisers willing to advertise on Salon’s Website.  Salon has consequently been increasing its sales staff to capitalize on this trend.  A significant factor contributing to advertisers’ willingness to advertise on Salon’s Website is its increasing number of monthly unique Website visitors.  The number of monthly unique Website visitors for the three months ended June 30, 2008 averaged 4.6 million, an increase of 11% from the same time period a year ago.  Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Premium subscription revenues decreased to $284,000 for the three months ended June 30, 2008 from $351,000 for the three months ended June 30, 2007.  The decrease reflects Salon’s shift in emphasis to its more lucrative advertising business from its subscription business.  Salon expects this decrease to continue as the number of paid subscriptions has declined from approximately 33,900 as of March 31, 2008 to approximately 31,200 as of June 30, 2008.

Revenues from all other sources were $0.2 million for the three months ended June 30, 2008 and for the three months ended June 30, 2007.  Approximately half of this revenue was derived from The Well, an on-line discussion forum.

Production and content:

Production and content expenses were $1.4 million for the three months ended June 30, 2008 compared to $1.3 million for the three months ended June 30, 2007, with no material change in expense categories within the two time periods.

Sales and marketing:

Sales and marketing expenses were $0.5 million for the three months ended June 30, 2008 compared to $1.1 million for the three months ended June 30, 2007.  The substantial decrease primarily reflects the lack of utilization of advertising credits thus far this year compared to utilization of $0.6 million of advertising credits last year for Web based advertisements.  Salon is currently exploring additional ways of fully utilizing the credits, including supporting the launch of Open Salon, its new blogging network, before they expire.

Information technology support:

Information technology support expenses were $0.2 million for the three months ended June 30, 2008 and for the three months ended June 30, 2007, with no material change in expense categories within the two time periods.  Expenses in the current quarter are net of $0.1 million in capitalized software development costs in connection with Open Salon.

General and administrative:

General and administrative expenses were $0.4 million for the three months ended June 30, 2008 and for the three months ended June 30, 2007, with no material change in expense categories within the two time periods.

Liquidity and capital resources:

Net cash used in operations was $1.0 million for the three months ended June 30, 2008 and $0.7 million for the three months ended June 30, 2007.  The principal uses of cash during the three months ended June 30, 2008 were to fund the $0.6 million net loss for the period, $0.3 million increase in accounts receivable, and $0.1 million of various working capital items.  The principal uses of cash during the three months ended June 30, 2007 were to fund the $1.0 million net loss for the period and the $0.4 million increase in accounts receivable, offset by $0.7 million of non-cash charges.  The accounts receivable, net as of June 30, 2008 of $1.2 million, representing primarily advertising sales during the quarter, are expected to be collected within the next four months.  No material account receivable balance is delinquent as of this filing.

Net cash used in investing activities was $0.1 million during the three months ended June 30, 2008 compared to an immaterial amount for the three months ended June 30, 2007.  The increase primarily reflects funding for the acquisition of computer equipment, furniture, leasehold improvements and internal software development.

The net cash from financing activities of $1.0 million for the three months ended June 30, 2008 primarily reflects proceeds received from convertible promissory notes issued and sold during the period.  The net cash from financing activities of $0.3 million for the three months ended June 30, 2007 reflected amounts received under a borrowing agreement with Deutsche Bank Securities during the period.

Based on cash projections for the remainder of the fiscal year ending March 31, 2009, which contemplate a smaller operating loss than the prior fiscal year and attaining positive cash flow during the fourth quarter, Salon estimates it will require as much as $1.0 million in additional financing to meet its operating needs.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  Salon is in discussions with potential investors, including related parties, to obtain additional funding through incurring additional indebtedness or raising additional working capital through the sale of equity securities in a private placement. However, Salon does not currently have an agreement in place to provide such financing, and there is no certainty that Salon will be able to enter into definitive agreements for such financing on commercially reasonable terms.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

As of June 30, 2008, Salon has two outstanding capital leases on computer equipment and does not anticipate entering into similar debt instruments during its year ending March 31, 2009.  Also, during the quarter, Salon entered into a real estate lease for its new office facility in New York. The following summarizes Salon’s contractual obligations as of June 30, 2008, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	More than 3 Years
Operating leases	$760	$359	$355	$46
Capital leases	75	26	49	-
Capital lease interest	17	10	7	-
Short-term borrowings	1,000	1,000	-	-
Short-term borrowing interest	49	49	-	-
Total	$1,901	$1,444	$411	$46

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2009.  As of June 30, 2008, Salon has $1.0 million plus accrued interest outstanding under this agreement, with repayment anticipated to occur by March 31, 2009.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (June 30, 2008), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly Form 10-Q report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

PART II: OTHER INFORMATION

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

Salon’s projected cash flows may not meet expectations

Salon relies on cash projections to run its business and changes such projections as new information is made available or events occur.  The most significant component of Salon’s cash projections is cash to be generated from advertising sales and, to a lesser extent, cash to be generated from Salon Premium.  Forecasting advertising revenues and resulting cash receipts for an extended period of time is problematic due to the short duration of most advertising sales contracts.  If projected cash inflows and outflows do not meet expectations, Salon’s ability to continue as a going concern may be adversely affected.

If Salon forecasts or experiences periods of limited, or diminishing cash resources, Salon may need to sell additional securities or borrow additional funds.  There is no guarantee that Salon will be able to issue additional securities in future periods or borrow additional funds on commercially reasonable terms to meet its cash needs.  Salon’s ability to continue as a going concern will be adversely affected if it is unable to raise additional cash from sources it has relied upon in the past or new sources.

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions from related parties to fund operations.  The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s former President and Chief Executive Officer, Elizabeth Hambrecht, a director of Salon. During the quarter ended June 30, 2008, these related parties further invested $1.0 million in Salon.

Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon’s cash availability and its ability to fund its operations.

Salon’s principal stockholders can exercise a controlling influence over Salon’s business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

Based on information available to Salon, the holders of Salon’s Series A, B, C and D preferred stock collectively own approximately 92% of all voting securities. These stockholders therefore own a controlling interest in Salon.  Of this amount, approximately 72% is held by former Directors and related parties, of which approximately 22% is controlled directly or indirectly by William Hambrecht and approximately 41% by Chairman and Director John Warnock.  Therefore, related parties by themselves own a controlling interest in Salon.

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

Future sales of significant number of shares of Salon’s common stock by principal stockholders could cause its stock price to decline

Salon’s preferred stockholders can convert their 9,475 shares of preferred stock to approximately 9.8 million shares of common stock at any time.  As Salon’s common stock is normally thinly traded, if these stockholders were to convert their shares of preferred stock to common stock and sell the resulting shares, the per share price of Salon’s common stock may be adversely affected.  For example, effective July 31, 2006, a Series A preferred stockholder converted 62 shares of Series A preferred stock to 124,536 shares of common stock, and shortly thereafter converted a warrant to 7,840 shares of common stock, for a total of 132,376 shares of common stock.  Between July 31, 2006 and October 30, 2006, the shareholder sold approximately 84,460 of these shares, and during the same period of time, Salon’s common stock dropped from $3.20 to $1.80 per share.

Salon may not be able to receive the full value of its advertising credits

As of June 30, 2008, Salon has $3.1 million of advertising credits for which it has valued at $2.1 million that expire on December 31, 2009.  Of the $3.1 million, approximately $1.8 million are the obligation of Rainbow Media Holdings (“Rainbow”) and approximately $1.3 million are the obligation of NBC.  Based on ongoing discussions, Salon feels that it should be able to fully utilize the credits with both Rainbow and NBC, but may not be able to fully utilize the credits prior to expiration.  Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $23.7 million in potential sales proceeds as of June 30, 2008, which includes the effect of undeclared dividends of $4.2 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $23.7 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $23.7 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Salon Premium memberships have been declining and will most likely continue to decline, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002.  Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004.  However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 33,900 as of March 31, 2008 and to approximately 31,200 as of June 30, 2008.  Salon forecasts that these memberships will continue to decline to approximately 23,000 as of March 31, 2009.  If the decline were to be in excess of anticipated amounts, Salon’s operations and available cash could be adversely affected.

Salon has depended on advertising sales for much of its revenues, and its inability to maintain or increase advertising revenues could harm its business

Maintaining or increasing Salon’s advertising revenues depends upon many factors, including whether it will be able to:

·	successfully sell and market its Website auto start Site Pass or other rich media advertisements;

·	entice non Salon Premium Website visitors to view and advertisers to sell new ad units and formats;

·	maintain a significant number of unique Website visitors and corresponding significant reach of Internet users;

·	maintain a significant number of sellable impressions generated from Website visitors available to advertisers;

·	successfully sell and market its network to advertisers;

·	increase the dollar amount of the advertising orders it receives;

·	increase awareness of the Salon brand;

·	improve the technology for serving advertising on its Website;

·	handle temporary high volume traffic spikes to its Website;

·	accurately measure the number and demographic characteristics of its users; and

·	attract and retain key sales personnel.

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

Salon’s quarterly operating results are volatile and may adversely affect its common stock price

Salon’s future revenues and operating results, both GAAP and non GAAP, are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside Salon’s control, and any of which could severely harm Salon’s business. These factors include:

·	Salon’s ability to attract and retain advertisers and subscribers;

·	Salon’s ability to attract and retain a large number of users;

·	the introduction of new Websites, services or products by Salon or by its competitors;

·	the timing and uncertainty of Salon’s advertising sales cycles;

·	the mix of advertisements sold by Salon or its competitors;

·	the economic and business cycle;

·	Salon’s ability to attract, integrate and retain qualified personnel;

·	technical difficulties or system downtime affecting the Internet generally or the operation of Salon’s Website; and

·	the amount and timing of operating costs.

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

In April 1999 Salon acquired the Internet address www.salon.com.  Because www.salon.com is the address of the main home page to its Website and incorporates Salon’s name, it is a vital part of its intellectual property assets.  Salon does not have a registered trademark on the address, and therefore it may be difficult for it to prevent a third party from infringing on its intellectual property rights to the address.  If Salon fails to adequately protect its rights to the Website address, or if a third party infringes its rights to the address, or otherwise dilutes the value of www.salon.com, its business could be harmed.

Salon’s technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website, reduced advertising revenues, or a loss of Salon Premium subscribers

Salon is constantly upgrading its technology to manage its Website and its Salon Premium program.  In addition, it is creating technology for new products that Salon expects to launch during the current fiscal year.  If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery and subscription management, its Website or subscription management systems may not operate properly, which could harm Salon’s business.  Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes.  Delays in software development processes are common, as are project failures, and either factor could harm Salon’s business.  Moreover, complex software products such as its online publishing and subscription management systems frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected.  Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

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

·	the Board of Directors approved the transaction in which the stockholder acquired 15% or more of the corporation’s assets;

·
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

·	on or after this date, the merger or sale is approved by the Board of Directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

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

Salon’s certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

·	Salon’s Board is classified into three classes of Directors as nearly equal in size as possible with staggered three year-terms; and

·	special meetings of the stockholders may be called only by the Chairman of the Board, the Chief Executive Officer or the Board of Directors.

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

SALON MEDIA GROUP, INC.

Dated: August 14, 2008	By:	/s/ Christopher Neimeth
Christopher Neimeth Chief Executive Officer

Dated: August 14, 2008		/s/ Norman Blashka
Executive Vice President and Chief Financial Officer