Form 10-Q
period 2008-09-30
SALON MEDIA GROUP INC
filed 2008-11-14
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or

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

Large accelerated filer ☐   Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the act.
Yes [ ]  No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on October 20, 2008 was 2,003,605 shares.

FORM 10-Q
SALON MEDIA GROUP, INC.

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	March 31,
	2008	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$299	$818
Accounts receivable, net	1,605	864
Prepaid expenses and other current assets	36	185
Total current assets	1,940	1,867
Property and equipment, net	547	412
Prepaid advertising rights	2,131	2,131
Goodwill	200	200
Other assets	149	6
Total assets	$4,967	$4,616
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Short-term borrowing	$1,000	$1,000
Accounts payable and accrued liabilities	1,611	1,294
Deferred revenue	590	705
Total current liabilities	3,201	2,999
Long-term liabilities:
Convertible notes payable	2,000	500
Other long-term liabilities	46	44
Capital leases, less current portion	42	56
Total liabilities	5,289	3,599
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 9,475 shares issued and outstanding at
September 30, 2008 and March 31, 2008 (liquidation
value of $23,906 at September 30, 2008)	-	-
Common stock, $0.001 par value, 30,000,000 shares
authorized, 2,003,605 shares issued and outstanding
at September 30, 2008 and 1,940,172 shares issued and
outstanding at March 31, 2008	2	2
Additional paid-in-capital	97,826	97,302
Accumulated deficit	(98,150)	(96,287)
Total stockholders' equity (deficit)	(322)	1,017
Total liabilities and stockholders' equity (deficit)	$4,967	$4,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenues	$1,977	$2,132	$3,884	$4,106

Operating expenses:
Production and content	1,374	1,346	2,728	2,666
Sales and marketing	585	547	1,096	1,623
Information technology support	199	195	382	371
General and administrative	425	345	827	743
Separation expenses	631	-	631	-
Total operating expenses	3,214	2,433	5,664	5,403

Loss from operations	(1,237)	(301)	(1,780)	(1,297)

Interest and other expenses	(44)	(7)	(83)	(7)
Net loss attributable to common stockholders	$(1,281)	$(308)	$(1,863)	$(1,304)

Basic and diluted net loss per share attributable
to common stockholders	$(0.66)	$(0.16)	$(0.96)	$(0.67)

Weighted average shares used in computing basic
and diluted net loss per share attributable
to common stockholders	1,953	1,940	1,947	1,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,863)	$(1,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	44
Share-based compensation	574	122
Amortization of prepaid advertising rights	-	720
Changes in assets and liabilities:
Accounts receivable	(741)	(685)
Prepaid expenses, other current assets and other assets	23	(16)
Accounts payable, accrued liabilities and other long-term liabilities	272	(90)
Deferred revenue	(115)	(25)
Net cash used in operating activities	(1,761)	(1,234)

Cash flows from investing activities:
Purchase of property and equipment	(225)	(118)
Purchase of intangible assets	(16)	-
Net cash used in investing activities	(241)	(118)

Cash flows from financing activities:
Net proceeds from long-term borrowings	1,500	-
Net proceeds from short term borrowings	-	700
Capital lease payments	(18)	-
Net proceeds from issuance of common stock option exercise	1	-
Net cash provided by financing activities	1,483	700

Net decrease in cash and cash equivalents	(519)	(652)
Cash and cash equivalents at beginning of period	818	829
Cash and cash equivalents at end of period	$299	$177

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

Basis of Presentation:

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented.  The condensed consolidated balance sheet data as of March 31, 2008 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and six month periods ended September 30, 2008 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2009.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at September 30, 2008 of $98,150.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2009.  Because of past losses, and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for the years ended March 31, 2006, March 31, 2007 and March 31, 2008 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2009 anticipates continued operating losses.  Salon estimates it will require between $250 and $500 in addition to the $1 million from the issuance of convertible debt in September and October to meet its operating needs.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. To reduce cash outflows, the Company has begun to implement various cost-cutting initiatives in the current fiscal quarter.  Salon will continue to be dependent on funds from related parties, as well as seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement.  However, Salon does not currently have an agreement in place to provide such financing, and there is no certainty that Salon will be able to enter into definitive agreements for such financing on commercially reasonable terms.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

Concentration of Credit Risk

No customer accounted for more than 10% of total revenue for the three or six-month periods ended September 30, 2008 and September 30, 2007.  One customer accounted for 11% of total accounts receivable as of September 30, 2008 and no customer accounted for more than 10% of total accounts receivable as of September 30, 2007.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Six months ended September 30,
	2008	2007
Risk-free interest rates	3.09%	5.0%
Expected term (in years)	4	4
Expected volatility	92%	116%
Dividend yield	0%	0%

The expected term of the options of four years represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules and expectations of future employee behavior.  The expected stock price volatility is based on historical volatility of Salon’s stock.  The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the service period of the stock options, or four years.  Salon has not paid dividends in the past.  There were no option grants made in the three month periods ended September 30, 2008 and September 30, 2007.

Stock-based compensation expense recognized under SFAS 123R for the three and six months ended September 30, 2008 was $474 and $574, respectively and was $62 and $122 for the three and six months ended September 30, 2007, respectively.  As of September 30, 2008, the aggregate stock compensation remaining to be amortized to expenses was $570. Salon expects this stock compensation balance to be amortized as follows: $101 during the remainder of fiscal 2009; $203 during fiscal 2010; $171 during fiscal 2011; $90 during fiscal 2012; and $5 during fiscal 2013.  The expected amortization reflects only outstanding stock awards as of September 30, 2008.

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

2.	Goodwill Amortization and Intangible Assets

In accordance with FASB No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill amortization was discontinued as of March 31, 2002.  The carrying value of goodwill at September 30, 2008 and March 31, 2007 was $200 and has been found not to be impaired.

3.	Borrowing Agreements

Short-term borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  Salon’s obligations under this agreement are guaranteed in its entirety by Salon’s Chairman.  The line of credit has been fully drawn as of September 30, 2008.  Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman until March 31, 2009.  Though Deutsche Bank Securities may demand repayment of amounts borrowed at any time, based on conversations with its Chairman, Salon does not believe that repayment is likely until March 31, 2009.  As of September 30, 2008, accrued interest on bank debt totals $61.

Convertible notes payable

On April 4, 2008, Salon issued to each of its Chairman and the father of Salon’s CEO a convertible promissory note in exchange for loans with a principal amount of $500, an aggregate of $1,000, as part of a series of financing transactions in which Salon generated gross proceeds of approximately $1,500 as of September 30, 2008.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2008 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by (1) $1.68 or (2) the subsequent closing price if the holder participated in a subsequent closing.

On May 15, 2008, Salon sold and issued to another investor a convertible promissory note with a principal amount of $500 as part of the above-referenced financing transaction.  The note bears an interest rate of 7.50 percent per annum, payable semi-annually, in cash or in kind, and matures on March 31,

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

2012.  The note may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.  As of September 30, 2008, aggregate accrued interest on convertible debt totals $51.

The interest payment frequency on the convertible notes issued on April 4, 2008 was amended in October 2008 from a semi-annual to an annual basis.

On September 12, 2008, the Company’s chairman advanced $500, pending completion of a financing that was under negotiation as of September 30, 2008.  The transaction closed in October, and the advance was confirmed as a loan to the Company, the terms of which are set forth in a convertible promissory note with a principal amount of $500 as disclosed in Note 8.

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The following table summarizes activity under Salon’s plans for the six months ended September 30, 2008:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2008	2,530,000	$4.02
Options granted under all plans	189,000	$1.30
Exercised	(1,000)	$1.05
Expired and forfeited	(199,000)	$1.99
Outstanding at September 30, 2008	2,519,000	$3.97	$7
Exercisable at September 30, 2008	1,653,000	$5.30	-
Expected to vest	834,000	$1.45	-

The weighted average fair value per share of the stock option awards in the six months ended September 30, 2008 and 2007 was $0.86 and $1.06, respectively.  The weighted average fair value of options vested during the six months ended September 30, 2008 was $1.98 per share.  No options were exercised during the three months ended September 30, 2008.

5.	Net Loss Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007
Numerator:
Net loss attributable to common stockholders	$(1,281)	$(308)	$(1,863)	$(1,304)

Denominator:
Weighted average shares used in computing
basic and diluted net loss per share attributable
to common stockholders	1,953	1,940	1,947	1,940

Basic and diluted net loss per share attributable
to common stockholders	$(0.66)	$(0.16)	$(0.96)	$(0.67)

Antidilutive securities including options,
warrants and convertible notes and preferred
stock not included in net loss per share calculation	13,440,000	11,844,000	13,440,000	11,844,000

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

6.	Warrants

During the six months ended September 30, 2008, two warrants totaling 8,626 shares have expired.  The following are the remaining outstanding warrants as of September 30, 2008:

	Warrant	Exercise	Grant	Expiration
Warrant Holder	Shares	Price	Date	Date
Nancy and Timothy Armstrong	20,225	$9.598	12/21/05	12/21/08
The Hambrecht 1980 Revocable Trust	9,097	$3.013	07/27/06	07/27/09
John Warnock	6,040	$3.013	07/27/06	07/27/09
John Warnock	3,056	$3.013	07/27/06	07/27/09
The Hambrecht 1980 Revocable Trust	17,599	$2.215	09/21/06	09/21/09
John Warnock	17,494	$2.215	09/21/06	09/21/09
Silicon Valley Bank	2,214	$0.862	10/17/02	10/17/09
John Warnock	8,244	$1.494	12/18/06	12/18/09
John Warnock	24,536	$1.494	12/18/06	12/18/09
The Hambrecht 1980 Revocable Trust	35,040	$1.786	11/19/07	11/19/10
	143,545

7.	Preferred Stock

The conversion rate and common equivalent shares of Salon’s preferred stock as of September 30, 2008 are as follows:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series A	683	$4,000	1.935	1,411,975
Series B	125	$4,000	1.588	314,860
Series C	6,582	$800	0.800	6,582,000
Series D-1	417	$1,200	1.820	275,013
Series D-2	417	$1,200	2.118	236,258
Series D-3
Issued on 12/21/05	209	$1,200	1.820	137,837
Issued on 07/27/06	208	$1,200	2.358	105,854
Series D-4
Issued on 07/27/06	42	$1,200	2.358	21,374
Issued on 09/21/06	333	$1,200	1.685	237,198
Issued on 12/18/06	42	$1,200	0.917	54,961
Series D-5
Issued on 12/18/06	125	$1,200	0.917	163,576
Issued on 11/19/07	292	$1,200	1.499	233,796
Total	9,475			9,774,702

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The Series A, B, C and D preferred stock conversion rates are subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon securities issuances.

Warrants outstanding as of September 30, 2008 that have been issued to holders of Series D preferred stock are as follows:

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

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of September 30, 2008, no dividend has been declared to the holders of preferred stock.

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

The aggregate liquidation preferences of all preferred stockholders as of September 30, 2008 were $19,497 excluding the effect of undeclared dividends, and $23,906 including the effect of undeclared dividends.

Neither the Series A, B, C or D preferred stock, the associated warrants, nor the underlying shares of common stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

8.	Subsequent Events

On October 31, 2008, Salon issued to each of Salon’s chairman and the father of Salon’s CEO a convertible promissory note for loans in the principal amount of $500, $1,000 in the aggregate, as part of a series of financing transactions in which Salon has generated gross proceeds of approximately $2,500.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2008 is convertible at the election of the holder at any time into a number of shares of the company’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

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

Overview

Salon is an online news and social networking company and an Internet publishing pioneer.  Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment.  Committed to interactivity, Salon has recently launched Open Salon, a social content network and blogging platform.  The Website also hosts two online communities, Table Talk and The Well.  In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

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

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Salon Premium revenue is recognized ratably over the period that services are provided.  This source of revenue has been decreasing since Salon’s quarter ended December 31, 2004 when paid subscriptions peaked at approximately 89,100 and decreased to approximately 28,500 as of September 30, 2008.  Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue.

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

Separation expenses consist primarily of one-time charges related to the resignation of Salon’s former CEO.

Interest and other expenses consist primarily of accrued interest on Salon’s outstanding debt.

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, Salon’s expenses include stock-based compensation expenses related to stock option and restricted stock grants to employees, non-employee Directors and consultants.

Salon has incurred significant net losses and negative cash flows from operations since its inception.  As of September 30, 2008, Salon had an accumulated deficit of $98.2 million.  These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock and convertible notes, and bank debt.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 77%, and 74% of Salon’s revenues, respectively for the six month periods ended September 30, 2008 and 2007.  The duration of the advertisements are generally short term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisement viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

Prepaid Advertising Rights

In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings (“Rainbow”) and received $11.8 million of advertising credits that were to be utilized by December 31, 2009.  As the per share price of Salon’s common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million.  As of September 30, 2008, Salon has $3.1 million advertising credits resulting from the transaction, valued at $2.1 million for financial reporting purposes.  Of the $3.1 million of advertising credits, approximately $1.8 million remain with Rainbow and approximately $1.3 million are with NBC.  Salon believes that it should be able to utilize all the credits before they expire on December 31, 2009.  Salon is currently exploring additional ways of fully utilizing the credits, including supporting Open Salon, its new social content network and blogging platform, before they expire.  Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement or full utilization thereof.

Accounting for Share-Based Compensation

Salon accounts for share-based compensation under SFAS 123R and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

Salon recognized stock-based compensation expense of $574,000 and $122,000 during the six months ended September 30, 2008 and September 30, 2007, respectively.  As of September 30, 2008, Salon had an aggregate of $570,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $101,000 during the remainder of fiscal 2009; $203,000 during fiscal 2010; $171,000 during fiscal 2011; $90,000 during fiscal 2012; and $5,000 during fiscal 2013.  The expected amortization reflects only outstanding stock awards as of September 30, 2008.  Salon expects to continue to issue share-based awards to our employees in future periods.

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

Results of Operations for the Three and Six Months Ended September 30, 2008 Compared To the Three and Six Months Ended September 30, 2007

Net revenues:

Net revenues decreased 7% to $2.0 million for the three months ended September 30, 2008 from $2.1 million for the three months ended September 30, 2007 and decreased 5% to $3.9 million for the six months ended September 30, 2008 from $4.1 million for the six months ended September 30, 2007.

Advertising revenues decreased 5% to $1.5 million for the three months ended September 30, 2008 from $1.6 million for the three months ended September 30, 2007 and decreased marginally to $2.9 million for the six months ended September 30, 2008 from $3.0 million for the six months ended September 30, 2007.  The marginal decrease in advertising revenues reflects an industry-wide softening in the market for online display advertising.  Salon has consequently been increasing its sales staff to compensate for this downturn and to capitalize on its growing audience.  A significant factor contributing to advertisers’ willingness to advertise on Salon’s Website is its increasing number of monthly unique Website visitors.  The number of monthly unique Website visitors for the three months ended September 30, 2008 averaged 5.1 million, an increase of 28% from the same time period a year ago.  The number of monthly unique website visitors for the six months ended September 30, 2008 averaged 4.8 million, an increase of 19% from the same period a year ago.  Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Premium subscription revenues decreased to $0.26 million for the three months ended September 30, 2008 from $0.34 million for the three months ended September 30, 2007 and decreased to $0.6 million for the six months ended September 30, 2008 from $0.7 million for the six months ended September 30, 2007.  The declines reflect Salon’s shift in emphasis to its more promising advertising business from its subscription business.  Salon expects this trend to continue as the number of paid subscriptions has declined from approximately 33,900 as of March 31, 2008 to approximately 28,500 as of September 30, 2008.

Revenues from all other sources were $0.2 million and $0.4 million, respectively, for each of the three months and six months ended September 30, 2008 and for the three and six months ended September 30, 2007.  Approximately half of this revenue was derived from The Well, an on-line discussion forum.

Production and content:

Production and content expenses were $1.4 million for the three months ended September 30, 2008 compared to $1.3 million for the three months ended September 30, 2007.  The modest $0.1 million increase reflects increased personnel costs associated with Open Salon.  Production and content expenses remained flat at $2.7 million for the six months ended September 30, 2008 and the six months ended September 30, 2007.

Sales and marketing:

Sales and marketing expenses remained flat at $0.6 million for the three months ended September 30, 2008 and the three months ended September 30, 2007.  Sales and marketing expenses were $1.1 million for the six months ended September 30, 2008 compared to $1.6 million for the six months ended September 30, 2007.  The substantial decrease primarily reflected the lack of utilization of advertising credits thus far this year compared to utilization of $0.7 million of advertising credits last year for Web based advertisements.  Salon is currently exploring additional ways of fully utilizing the credits, including supporting Open Salon, its new blogging network, before they expire.

Information technology support:

Information technology support expenses were $0.2 million for the three months ended September 30, 2008 and the three months ended September 30, 2007, with no material change in expense categories within the two time periods.  Expenses in the current quarter were net of $0.02 million in capitalized software development costs in connection with Open Salon.

Information technology support expenses were $0.4 million for the six months ended September 30, 2008 and the six months ended September 30, 2007, with no material change in expense categories within the two time periods.  Expenses year-to-date were net of $0.1 million in capitalized software development costs in connection with Open Salon.

General and administrative:

General and administrative expenses were $0.4 million for the three months ended September 30, 2008 compared to $0.3 million for the three months ended September 30, 2007.  General and administrative expenses were $0.8 million for the six months ended September 30, 2008 compared to $0.7 million for the six months ended September 30, 2007.  The $0.1 million cost increase was primarily attributed to stock-based compensation expenses from restricted stock vesting.

Separation expenses:

Separation expenses were $0.6 million each for the three and six months ended September 30, 2008 and consisted of one-time charges of $0.6 million related to the resignation of Salon’s former CEO, including $0.3 million in non-cash stock-based compensation from the accelerated vesting of options.

Interest and other expenses:

Interest and other expenses for the three and six month periods ended September 30, 2008 consisted primarily of accrued interest costs of $44,000 and $83,000, respectively, for Salon’s outstanding debts and financial obligations, including a borrowing agreement, several convertible promissory notes, and computer equipment capital leases.

Liquidity and capital resources:

Net cash used in operations was $1.8 million for the six months ended September 30, 2008 and $1.2 million for the six months ended September 30, 2007.  The principal uses of cash during the six months ended September 30, 2008 were to fund the $1.9 million net loss for the period, and  $0.7 million increase in accounts receivable, offset by $0.8 million of various working capital items.  The principal uses of cash during the six months ended September 30, 2007 were to fund the $1.3 million net loss for the period and $0.7 million increase in accounts receivable, offset by $0.9 million of non-cash charges.  The accounts receivable, net as of September 30, 2008 of $1.6 million, representing primarily advertising sales during the year, are expected to be collected within the next four months.  No material account receivable balance is delinquent as of this filing.

Net cash used in investing activities was $0.2 million during the six months ended September 30, 2008 compared to $0.1 million for the six months ended September 30, 2007.  The increase primarily reflected funding for the acquisition of computer equipment, furniture, leasehold improvements and internal software development.

The net cash from financing activities of $1.5 million for the six months ended September 30, 2008 primarily reflected proceeds received from convertible promissory notes issued and sold during the period.  The net cash from financing activities of $0.7 million for the six months ended September 30, 2007 reflected amounts received under a borrowing agreement with Deutsche Bank Securities during the period.

On October 31, 2008, Salon issued $1.0 million in convertible promissory notes to related parties.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2009 anticipates continued operating losses.  Salon estimates it will require between $250 and $500, in addition to the $1 million from the issuance of convertible debt in September and October, to meet its operating needs.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  To reduce cash outflows, the Company has begun to implement various cost-cutting initiatives in the current fiscal quarter.  Salon will continue to be dependent on funds from related parties, as well as seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement.  However, Salon does not currently have an agreement in place to provide such financing, and there is no certainty that Salon will be able to enter into definitive agreements for such financing on commercially reasonable terms.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

As of September 30, 2008, Salon has two outstanding capital leases on computer equipment; it entered into a third capital lease on computer equipment in October 2008.  Salon, however, does not anticipate entering into similar debt instruments during its remaining fiscal year ending March 31, 2009.  During the year, Salon entered into a real estate lease for its new office facility in New York and amended the lease terms for its San Francisco headquarters in October 2008.  The following summarizes Salon’s contractual obligations as of September 30, 2008, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	More than 3 Years
Operating leases	$2,109	$209	$936	$964
Capital leases	75	29	46	-
Capital lease interest	16	10	6	-
Short-term borrowing	1,000	1,000	-	-
Short-term borrowing interest	61	61	-	-
Convertible notes	2,000	-	-	2,000
Convertible notes interest	566	147	300	119
Total	$5,827	$1,456	$1,288	$3,083

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2009.  As of September 30, 2008, Salon has $1.0 million plus accrued interest outstanding under this agreement, with repayment anticipated to occur by March 31, 2009.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (September 30, 2008), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Item 4T.  Controls and Procedures

See disclosure in Item 4.

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

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions from related parties to fund operations.  The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s Chief Executive Officer, Elizabeth Hambrecht. During the current fiscal year, these related parties have purchased $2.0 million in convertible notes.

Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon’s cash availability and its ability to fund its operations.

Salon’s principal stockholders can exercise a controlling influence over Salon’s business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

Based on information available to Salon, the holders of Salon’s Series A, B, C and D preferred stock collectively own approximately 94% of all voting securities. These stockholders therefore own a controlling interest in Salon.  Of this amount, approximately 71% is held by former Directors and related parties, of which approximately 22% is controlled directly or indirectly by William Hambrecht and approximately 41% by Chairman and Director John Warnock.  Therefore, related parties by themselves own a controlling interest in Salon.

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

Salon may not be able to receive the full value of its advertising credits

As of September 30, 2008, Salon has $3.1 million of advertising credits for which it has valued at $2.1 million that expire on December 31, 2009.  Of the $3.1 million, approximately $1.8 million are the obligation of Rainbow Media Holdings (“Rainbow”) and approximately $1.3 million are the obligation of NBC.  Based on ongoing discussions, Salon feels that it should be able to fully utilize the credits with both Rainbow and NBC, but may not be able to fully utilize the credits prior to expiration.  Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $23.9 million in potential sales proceeds as of September 30, 2008, which includes the effect of undeclared dividends of $4.4 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $23.9 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $23.9 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Salon Premium memberships have been declining and will most likely continue to decline, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002.  Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004.  However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 33,900 as of March 31, 2008 and to approximately 28,500 as of September 30, 2008.  Salon forecasts that these memberships will continue to decline to approximately 23,000 as of March 31, 2009.  If the decline were to be in excess of anticipated amounts, Salon’s operations and available cash could be adversely affected.

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

Possible state sales and other taxes could adversely affect Salon’s results of operations

Salon does not collect sales or other taxes from individuals who sign up for Salon subscriptions.  During the year ended March 31, 2008, the State of California audited Salon’s sales tax returns and found Salon in compliance with its filings and did not object to the fact that it did not collect sales tax on subscriptions.  However, one or more other states may seek to impose sales tax collection obligations on out-of-state companies, including Salon, which engage in or facilitate electronic commerce.  State and local governments have discussed and made proposals imposing taxes on the sale of goods and services through the Internet.  Such proposals, if adopted, could substantially impair the growth of electronic commerce and could reduce Salon’s ability to derive revenue from electronic commerce.  Moreover, if any state or foreign country were to assert successfully that Salon should collect sales or other taxes on the exchange of merchandise on its network or to tax revenue generated from Salon subscriptions, its financial results could be harmed.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

(a)      Exhibits.

31.1	Certification of Elizabeth Hambrecht, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Norman Blashka, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Elizabeth Hambrecht, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of Norman Blashka, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALON MEDIA GROUP, INC.

Dated: November 14, 2008	By:	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht Chief Executive Officer

Dated: November 14, 2008	By:	/s/ Norman Blashka
Norman Blashka Executive Vice President and Chief Financial Officer