Form 10-Q
period 2008-12-31
SALON MEDIA GROUP INC
filed 2009-02-13
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008
or

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
Yes [ ]  No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on January 9, 2009 was 2,020,720 shares.

FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	March 31,
	2008	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$562	$818
Accounts receivable, net	1,435	864
Prepaid expenses and other current assets	44	185
Total current assets	2,041	1,867
Property and equipment, net	498	412
Prepaid advertising rights	1,787	2,131
Goodwill	200	200
Other assets	150	6
Total assets	$4,676	$4,616
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Short-term borrowing	$1,000	$1,000
Accounts payable and accrued liabilities	1,299	1,294
Deferred revenue	540	705
Total current liabilities	2,839	2,999
Long-term liabilities:
Convertible notes payable	2,500	500
Other long-term liabilities	107	44
Capital leases, less current portion	39	56
Total liabilities	5,485	3,599
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 9,475 shares issued and outstanding at
December 31, 2008 and March 31, 2008 (liquidation
value of $24,111 at December 31, 2008)	-	-
Common stock, $0.001 par value, 30,000,000 shares
authorized, 2,003,605 shares issued and outstanding
at December 31, 2008 and 1,940,172 shares issued and
outstanding at March 31, 2008	2	2
Additional paid-in-capital	98,472	97,302
Accumulated deficit	(99,283)	(96,287)
Total stockholders' equity (deficit)	(809)	1,017
Total liabilities and stockholders' equity (deficit)	$4,676	$4,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net revenues	$1,848	$2,190	$5,732	$6,296

Operating expenses:
Production and content	1,427	1,347	4,155	4,013
Sales and marketing	835	748	1,931	2,371
Information technology support	200	211	582	582
General and administrative	465	432	1,292	1,175
Separation expenses	-	-	631	-
Total operating expenses	2,927	2,738	8,591	8,141

Loss from operations	(1,079)	(548)	(2,859)	(1,845)
Interest and other expenses	(54)	(14)	(137)	(21)
Net loss	(1,133)	(562)	(2,996)	(1,866)

Preferred deemed dividend	-	(54)	-	(54)
Net loss attributable to common stockholders	$(1,133)	$(616)	$(2,996)	$(1,920)

Basic and diluted net loss per share attributable
to common stockholders	$(0.57)	$(0.32)	$(1.50)	$(0.99)

Weighted average shares used in computing basic
and diluted net loss per share attributable
to common stockholders	2,004	1,940	2,004	1,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,996)	$(1,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150	69
Share-based compensation	935	196
Amortization of prepaid advertising rights	344	1,042
Changes in assets and liabilities:
Accounts receivable	(571)	(844)
Prepaid expenses, other current assets and other assets	15	(7)
Accounts payable, accrued liabilities and other long-term liabilities	313	15
Deferred revenue	(165)	(61)
Net cash used in operating activities	(1,975)	(1,456)

Cash flows from investing activities:
Purchase of property and equipment	(237)	(243)
Purchase of intangible assets	(17)	-
Net cash used in investing activities	(254)	(243)

Cash flows from financing activities:
Net proceeds from long-term borrowings	2,000	-
Net proceeds from short term borrowings	-	700
Capital lease payments	(28)	-
Net proceeds from issuance of preferred stock	-	350
Net proceeds from issuance of common stock option exercise	1	-
Net cash provided by financing activities	1,973	1,050

Net decrease in cash and cash equivalents	(256)	(649)
Cash and cash equivalents at beginning of period	818	829
Cash and cash equivalents at end of period	$562	$180

Supplemental schedule of non-cash financing activity:
Stock compensation liability	$(202)	$168

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

1.	The Company and Significant Accounting Policies

The Company:

Salon Media Group, Inc (“Salon” or the “Company”) is an internet news and social networking company that produces Salon.com, a content Website, and related online communities.  Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999.  Salon operates in one business segment.

Basis of Presentation:

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented.  The condensed consolidated balance sheet data as of March 31, 2008 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and nine month periods ended December 31, 2008 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2009.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at December 31, 2008 of $99,283.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2009.  Because of past losses, and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for the year ended March 31, 2008 has included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2009 anticipates continued operating losses.  Salon estimates it will require between $250 and $500 in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. To reduce cash outflows, the Company began implementing various cost-cutting initiatives in the last fiscal quarter, the full impact of which will be realized in the current quarter.  Salon will continue to be dependent on funds from related parties, as well as seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement.  However, Salon does not currently have an agreement in place to provide such financing, and there is no certainty that Salon will be able to enter into definitive agreements for such financing on commercially reasonable terms.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

Concentration of Credit Risk

One customer accounted for approximately 15% of total revenue for the three month period ended December 31, 2008.  No customer accounted for more than 10% of total revenue for the nine-month period ended December 31, 2008, and for the three or nine-month periods ended December 31, 2007.  One customer accounted for 18% of total accounts receivable as of December 31, 2008 and no customer accounted for more than 10% of total accounts receivable as of December 31, 2007.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Nine months ended December 31,
	2008	2007
Risk-free interest rates	1.44%	3.50%
Expected term (in years)	4	4
Expected volatility	163%	116%
Dividend yield	0%	0%

The expected term of the options of four years represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules and expectations of future employee behavior.  The expected stock price volatility is based on historical volatility of Salon’s stock.  The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the service period of the stock options, or four years.  Salon has not paid dividends in the past.  On December 4, 2008, Salon’s Board of Directors approved re-pricing of substantially all outstanding stock options at an exercise price of $0.35 for then current Company employees and directors.  This resulted in a non-cash incremental cost of approximately $0.4 million in the current quarter.

Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended December 31, 2008 was $361 and $935, respectively and was $74 and $196 for the three and nine months ended December 31, 2007, respectively.  As of December 31, 2008, the aggregate stock compensation remaining to be amortized to expenses was $563.  Salon expects this stock compensation balance to be amortized as follows: $53 during the remainder of fiscal 2009; $216 during fiscal 2010; $184 during fiscal 2011; $91 during fiscal 2012; and $19 during fiscal 2013.  The expected amortization reflects only outstanding stock option awards as of December 31, 2008.

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

In June 2008, the Financial Accounting Standards Board Emerging Issues Task Force (EITF) reached a consensus on EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  This EITF will be effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the disclosure requirements under EITF 07-5.  We do not expect EITF 07-5 to have a material impact on our financial condition or results of operations.

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss, have been made to the previously issued condensed consolidated financial statements to conform to the current period presentation.

2.	Goodwill Amortization and Intangible Assets

In accordance with FASB No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill amortization was discontinued as of March 31, 2002.  The carrying value of goodwill at December 31, 2008 and March 31, 2008 was $200 and has been found not to be impaired.

3.	Borrowing Agreements

Short-term borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  Salon’s obligations under this agreement are guaranteed in its entirety by Salon’s Chairman.  The line of credit has been fully drawn as of December 31, 2008.  Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.   Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of December 31, 2008, accrued interest on bank debt totals $71.

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

On October 31, 2008, Salon issued to each of its Chairman and the father of Salon’s CEO a convertible promissory note in exchange for loans with a principal amount of $500, an aggregate of $1,000, as part of a series of financing transactions in which Salon generated gross proceeds of approximately $2,500 as of December 31, 2008.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2008 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by (1) $0.6746 or (2) the subsequent closing price if the holder participated in a subsequent closing.  As of December 31, 2008, aggregate accrued interest on convertible debt totals $92.

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

During the quarter ended December 31, 2008, the Company re-priced substantially all its outstanding options to $0.35 with no change in vesting.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The following table summarizes activity under Salon’s plans for the nine months ended December 31, 2008:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2008	2,530,000	$4.02
Options granted under all plans	639,000	$0.67
Exercised	(1,000)	$1.05
Expired and forfeited	(536,000)	$2.51
Outstanding at December 31, 2008	2,632,000	$0.53	-
Exercisable at December 31, 2008	1,398,000	$0.70	-
Expected to vest	1,134,000	$0.41	-

The weighted average fair value per share of the stock option awards in the nine months ended December 31, 2008 and 2007 was $0.43 and $0.98, respectively.  The weighted average fair value of options vested during the nine months ended December 31, 2008 was $0.62 per share.  No options were exercised during the three months ended December 31, 2008.

5.	Net Loss Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
Numerator:
Net loss attributable to common stockholders	$(1,133)	$(616)	$(2,996)	$(1,920)

Denominator:
Weighted average shares used in computing
basic and diluted net loss per share attributable
to common stockholders	2,004	1,940	2,004	1,940

Basic and diluted net loss per share attributable
to common stockholders	$(0.57)	$(0.32)	$(1.50)	$(0.99)

Antidilutive securities including options,
warrants and convertible notes and preferred
stock not included in net loss per share calculation	15,727,000	12,442,000	15,727,000	12,442,000

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

6.	Warrants

During the nine months ended December 31, 2008, three warrants totaling 28,851 shares have expired.  The following are the remaining outstanding warrants as of December 31, 2008:

	Warrant	Exercise	Grant	Expiration
Warrant Holder	Shares	Price	Date	Date
The Hambrecht 1980 Revocable Trust	9,097	$3.013	07/27/06	07/27/09
John Warnock	6,040	$3.013	07/27/06	07/27/09
John Warnock	3,056	$3.013	07/27/06	07/27/09
The Hambrecht 1980 Revocable Trust	17,599	$2.215	09/21/06	09/21/09
John Warnock	17,494	$2.215	09/21/06	09/21/09
Silicon Valley Bank	2,214	$0.862	10/17/02	10/17/09
John Warnock	8,244	$1.494	12/18/06	12/18/09
John Warnock	24,536	$1.494	12/18/06	12/18/09
The Hambrecht 1980 Revocable Trust	35,040	$1.786	11/19/07	11/19/10
	123,320

7.	Preferred Stock

The conversion rate and common equivalent shares of Salon’s preferred stock as of December 31, 2008 are as follows:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series A	683	$4,000	1.811	1,508,660
Series B	125	$4,000	1.495	334,449
Series C	6,582	$800	0.788	6,685,091
Series D-1	417	$1,200	1.707	293,164
Series D-2	417	$1,200	1.976	253,239
Series D-3
Issued on 12/21/05	209	$1,200	1.707	146,934
Issued on 07/27/06	208	$1,200	2.192	113,851
Series D-4
Issued on 07/27/06	42	$1,200	2.192	22,989
Issued on 09/21/06	333	$1,200	1.585	252,067
Issued on 12/18/06	42	$1,200	0.893	56,429
Series D-5
Issued on 12/18/06	125	$1,200	0.893	167,944
Issued on 11/19/07	292	$1,200	1.418	247,169
Total	9,475			10,081,986

The Series A, B, C and D preferred stock conversion rates are subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon securities issuances.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

Warrants outstanding as of December 31, 2008 that have been issued to holders of Series D preferred stock are as follows:

	Exercise	Warrant
	Price	Shares
Series D-3
Issued on 07/27/06	$2.774	15,137
Series D-4
Issued on 07/27/06	$2.774	3,056
Issued on 09/21/06	$2.058	35,093
Issued on 12/18/06	$1.410	8,244
Series D-5
Issued on 12/18/06	$1.410	24,536
Issued on 11/19/07	$1.673	35,040
		121,106

The exercise price of warrants issued in conjunction with the issuance of Series D preferred stock are subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon securities issuances.

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

entitled to receive. As of December 31, 2008, no dividend has been declared to the holders of preferred stock.

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

The holders of preferred stock are entitled to vote together with the holders of Salon’s common stock as though part of that class, and are entitled to vote on all matters and to that number of votes equal to the largest number of whole shares of common stock into which the shares of preferred stock could be converted.  Preferred stockholders as a group own approximately 90% of the outstanding shares of common stock and common stock issuable upon conversion of the shares of preferred stock, all with voting rights.

The aggregate liquidation preferences of all preferred stockholders as of December 31, 2008 were $19,497 excluding the effect of undeclared dividends, and $24,111 including the effect of undeclared dividends.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) that involve risks and uncertainties, including, but not limited to, statements regarding our strategy, plans, objectives, expectations, forecasts, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources.  Although Salon Media Group, Inc. (“Salon” or the “Company”) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, Salon gives no assurance those plans, intentions or expectations will be achieved.  Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon’s public filings.  Salon assumes no obligation to update any forward-looking statements as circumstances change.

Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” and "Factors That May Affect Our Future Results and Market Price of Stock."  In this report, the words “anticipates,” “believes,” “expects,” “estimates,” “forecast,” “projection,” “future,” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Salon Premium revenue is recognized ratably over the period that services are provided.  This source of revenue has been decreasing since Salon’s quarter ended December 31, 2004 when paid subscriptions peaked at approximately 89,100 and decreased to approximately 26,100 as of December 31, 2008.  Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue.

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

Salon has incurred significant net losses and negative cash flows from operations since its inception.  As of December 31, 2008, Salon had an accumulated deficit of $99.3 million.  These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock and convertible notes, and bank debt.

Burr, Pilger & Mayer LLP, Salon’s independent accountants for the year ended March 31, 2008, has included a paragraph in its report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 77%, and 75% of Salon’s revenues, respectively for the nine month periods ended December 31, 2008 and 2007.  The duration of the advertisements are generally short term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisement viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

Prepaid Advertising Rights

In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings (“Rainbow”) and received $11.8 million of advertising credits that were to be utilized by December 31, 2009.  As the per share price of Salon’s common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million.  As of December 31, 2008, Salon has $2.6 million advertising credits resulting from the transaction, valued at $1.8 million for financial reporting purposes.  Of the $2.6 million of advertising credits, approximately $1.3 million remain with Rainbow and approximately $1.3 million are with NBC.  Salon believes that it should be able to utilize all the credits before they expire on December 31, 2009.  Salon is currently exploring additional ways of fully utilizing the credits, including supporting Open Salon, its new social content network and blogging platform, before they expire.  Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement or full utilization thereof.

Accounting for Share-Based Compensation

Salon accounts for share-based compensation under SFAS 123R and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.  On December 4, 2008, Salon’s Board of Directors approved re-pricing of substantially all outstanding stock options at an exercise price of $0.35 for then current Company employees and directors.  This resulted in a non-cash incremental cost of approximately $0.4 million in the current quarter.

Salon recognized stock-based compensation expense of $935,000 and $196,000 during the nine months ended December 31, 2008 and December 31, 2007, respectively.  As of December 31, 2008, Salon had an aggregate of $563,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $53,000 during the remainder of fiscal 2009; $216,000 during fiscal 2010; $184,000 during fiscal 2011; $91,000 during fiscal 2012; and $19,000 during fiscal 2013.  The expected amortization reflects only outstanding stock option awards as of December 31, 2008.  Salon expects to continue to issue share-based awards to our employees in future periods.

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

Results of Operations for the Three and Nine Months Ended December 31, 2008 Compared To the Three and Nine Months Ended December 31, 2007

Net revenues:

Net revenues decreased 16% to $1.8 million for the three months ended December 31, 2008 from $2.2 million for the three months ended December 31, 2007 and decreased 9% to $5.7 million for the nine months ended December 31, 2008 from $6.3 million for the six months ended December 31, 2007.

Advertising revenues decreased 14% to $1.5 million for the three months ended December 31, 2008 from $1.7 million for the three months ended December 31, 2007 and decreased 6% to $4.4 million for the nine months ended December 31, 2008 from $4.7 million for the nine months ended December 31, 2007.  The decrease in advertising revenues reflects an industry-wide softening in the market for online display advertising amidst a general recessionary economy, which has made it difficult to capitalize on its growing audience.  A significant factor contributing to advertisers’ willingness to advertise on Salon’s Website is its increasing number of monthly unique Website visitors.  The number of monthly unique Website visitors for the three months ended December 31, 2008 averaged 5.2 million, an increase of 33% from the same time period a year ago.  The number of monthly unique website visitors for the nine months ended December 31, 2008 averaged 5.0 million, an increase of 24% from the same period a year ago.  Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Premium subscription revenues decreased to $0.23 million for the three months ended December 31, 2008 from $0.33 million for the three months ended December 31, 2007 and decreased to $0.8 million for the nine months ended December 31, 2008 from $1.0 million for the nine months ended December 31, 2007.  The declines reflect Salon’s shift in emphasis to its more promising advertising business from its subscription business.  Salon expects this trend to continue as the number of paid subscriptions has declined from approximately 33,900 as of March 31, 2008 to approximately 26,100 as of December 31, 2008.

Revenues from all other sources were $0.2 million and $0.5 million, respectively, for the three months and nine months ended December 31, 2008 and were $0.2 million and $0.6 million, respectively, for the three and nine months ended December 31, 2007.  Approximately 60% of this revenue was derived from The Well, an on-line discussion forum.

Production and content:

Production and content expenses remained flat at $1.4 million for the three months ended December 31, 2008 and for the three months ended December 31, 2007.  Production and content expenses were $4.2 million for the nine months ended December 31, 2008 and $4.0 million for the nine months ended December 31, 2007.  The modest $0.2 million increase reflects increased personnel costs associated with Open Salon.

Sales and marketing:

Sales and marketing expenses remained flat at $0.8 million for the three months ended December 31, 2008 and for the three months ended December 31, 2007.  Sales and marketing expenses were $1.9 million for the nine months ended December 31, 2008 compared to $2.4 million for the nine months ended December 31, 2007.  The substantial decrease primarily reflected utilization of only $0.3 million of advertising credits thus far this year compared to utilization of $1.0 million of advertising credits last year for Web based advertisements.  These savings were partially offset by increased personnel costs for hiring of new sales staff before the Company implemented cost-cutting measures.  Salon is currently exploring additional ways of fully utilizing the credits, including supporting Open Salon, its new blogging network, before they expire.

Information technology support:

Information technology support expenses were $0.2 million for the three months ended December 31, 2008 and the three months ended December 31, 2007, with no material change in expense categories within the two time periods.

Information technology support expenses were $0.6 million for the nine months ended December 31, 2008 and the nine months ended December 31, 2007, with no material change in expense categories within the two time periods.  Expenses year-to-date were net of $0.1 million in capitalized software development costs in connection with Open Salon.

General and administrative:

General and administrative expenses were $0.5 million for the three months ended December 31, 2008 compared to $0.4 million for the three months ended December 31, 2007.  The $0.1 million cost increase was primarily attributed to stock-based compensation expenses from re-pricing of options, as well as an increase in allowance for doubtful accounts.

General and administrative expenses were $1.3 million for the nine months ended December 31, 2008 compared to $1.2 million for the nine months ended December 31, 2007.  The $0.1 million cost increase was primarily attributed to stock-based compensation expenses from restricted stock vesting, as well as an increase in allowance for doubtful accounts.

Separation expenses:

No material separation costs incurred for the three months ended December 31, 2008. Separation expenses were $0.6 million for the nine months ended December 31, 2008 and consisted of one-time charges of $0.6 million related to the resignation of Salon’s former CEO, including $0.3 million in non-cash stock-based compensation from the accelerated vesting of options.

Interest and other expenses:

Interest and other expenses for the three and nine month periods ended December 31, 2008 consisted primarily of accrued interest costs of $54,000 and $137,000, respectively, for Salon’s outstanding debts and financial obligations, including a borrowing agreement, several convertible promissory notes, and computer equipment capital leases.

Liquidity and capital resources:

Net cash used in operations was $2.0 million for the nine months ended December 31, 2008 and $1.5 million for the nine months ended December 31, 2007.  The principal uses of cash during the nine months ended December 31, 2008 were to fund the $3.0 million net loss for the period, and $0.6 million increase in accounts receivable, offset by $1.6 million of various non-cash items.  The principal uses of cash during the nine months ended December 31, 2007 were to fund the $1.9 million net loss for the period and $0.8 million increase in accounts receivable, offset by $1.3 million of non-cash charges.  The accounts receivable, net as of December 31, 2008 of $1.4 million, representing primarily advertising sales during the year, are expected to be collected within the next four months.  As of December 31, 2008, allowance for doubtful accounts was increased to $78,000 from $30,000 in anticipation of collectibility issues with two delinquent customers.  The Company continues its efforts to reach repayment terms with these delinquent customers.

Net cash used in investing activities was $0.3 million during the nine months ended December 31, 2008 compared to $0.2 million for the nine months ended December 31, 2007.  The increase primarily reflected funding for the acquisition of computer equipment, furniture, leasehold improvements and internal software development.

The net cash from financing activities of $2.0 million for the nine months ended December 31, 2008 primarily reflected proceeds received from convertible promissory notes issued and sold during the period.  The net cash from financing activities of $1.1 million for the nine months ended December 31, 2007 primarily reflected amounts received under a borrowing agreement with Deutsche Bank Securities during the period.

On October 31, 2008, Salon issued $1.0 million in convertible promissory notes to related parties.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2009 anticipates continued operating losses.  Salon estimates it will require between $250 and $500 in addition to the $1 million from the issuance of convertible debt to meet its operating needs.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  To reduce cash outflows, the Company began implementing various cost-cutting initiatives in the last fiscal quarter, the full impact of which will be realized in the current quarter.  Salon will continue to be dependent on funds from related parties, as well as seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement.  However, Salon does not currently have an agreement in place to provide such financing, and there is no certainty that Salon will be able to enter into definitive agreements for such financing on commercially reasonable terms.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

As of December 31, 2008, Salon has three outstanding capital leases on computer equipment; it entered into a fourth capital lease on computer equipment in January 2009.  Salon, however, does not anticipate entering into similar debt instruments during its remaining fiscal year ending March 31, 2009.  During the year, Salon entered into a real estate lease for its new office facility in New York and amended the lease terms for its San Francisco headquarters in October 2008.  The following summarizes Salon’s contractual obligations as of December 31, 2008, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$2,054	$197	$990	$799	$68
Capital leases	74	31	43	-	-
Capital lease interest	15	10	5	-	-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	71	71	-	-	-
Convertible notes	2,500	-	-	2,500	-
Convertible notes interest	675	187	375	113	-
Total	$6,389	$1,496	$1,413	$3,412	$68

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2009.  As of December 31, 2008, Salon has $1.0 million plus accrued interest outstanding under this agreement, payable on demand.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (December 31, 2008), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Salon’s principal stockholders can exercise a controlling influence over Salon’s business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

Based on information available to Salon, the holders of Salon’s Series A, B, C and D preferred stock collectively own approximately 90% of all voting securities. These stockholders therefore own a controlling interest in Salon.  Of this amount, approximately 71% is held by former Directors and related parties, of which approximately 22% is controlled directly or indirectly by William Hambrecht and approximately 41% by Chairman and Director John Warnock.  Therefore, related parties by themselves own a controlling interest in Salon.

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

Future sales of significant number of shares of Salon’s common stock by principal stockholders could cause its stock price to decline

Salon’s preferred stockholders can convert their 9,475 shares of preferred stock to approximately 10.1 million shares of common stock at any time.  As Salon’s common stock is normally thinly traded, if these stockholders were to convert their shares of preferred stock to common stock and sell the resulting shares, the per share price of Salon’s common stock may be adversely affected.  For example, effective July 31, 2006, a Series A preferred stockholder converted 62 shares of Series A preferred stock to 124,536 shares of common stock, and shortly thereafter converted a warrant to 7,840 shares of common stock, for a total of 132,376 shares of common stock.  Between July 31, 2006 and October 30, 2006, the shareholder sold approximately 84,460 of these shares, and during the same period of time, Salon’s common stock dropped from $3.20 to $1.80 per share.

Salon may not be able to receive the full value of its advertising credits

As of December 31, 2008, Salon has $2.6 million of advertising credits for which it has valued at $1.8 million that expire on December 31, 2009.  Of the $2.6 million, approximately $1.3 million are the obligation of Rainbow Media Holdings (“Rainbow”) and approximately $1.3 million are the obligation of NBC.  Based on ongoing discussions, Salon feels that it should be able to fully utilize the credits with both Rainbow and NBC, but may not be able to fully utilize the credits prior to expiration.  Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $24.1 million in potential sales proceeds as of December 31, 2008, which includes the effect of undeclared dividends of $4.6 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $24.1 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $24.1 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Salon Premium memberships have been declining and will most likely continue to decline, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002.  Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004.  However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 33,900 as of March 31, 2008 and to approximately 26,100 as of December 31, 2008.  Salon forecasts that these memberships will continue to decline to approximately 23,000 as of March 31, 2009.  If the decline were to be in excess of anticipated amounts, Salon’s operations and available cash could be adversely affected.

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

In addition, employment agreements with certain executive officers provide for the payment of severance and acceleration of the vesting of options and restricted stock in the event of termination of the executive officer following a change of control of Salon.  These provisions could have the effect of discouraging potential takeover attempts.

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

SALON MEDIA GROUP, INC.

Dated: February 13, 2008	By:	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht Chief Executive Officer

Dated: February 13, 2008	By:	/s/ Norman Blashka
Norman Blashka Executive Vice President and Chief Financial Officer