Form 10-K
period 2009-03-31
SALON MEDIA GROUP INC
filed 2009-06-29
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

or

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to _______

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $125,000 based on the closing sale price of the registrant’s common stock on June 10, 2009.  Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 10, 2009 was 2,021,276 shares.

FORM 10-K
SALON MEDIA GROUP, INC.
INDEX

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

Salon is an online news and social networking company and an Internet publishing pioneer.  Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment.  Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well, as well as Open Salon, a blogging social network launched in August, 2008.  Among its many quality offerings, Salon sponsors a daily blog by the independent blogger Glenn Greenwald, a monthly column by culture writer Camille Paglia, and a daily blog by Editor-in-Chief Joan Walsh.   In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

The main entry and navigation point to Salon's  primary subject-specific sections is Salon's home page at www.salon.com.  Built around multiple daily features – War Room,  Five Things,  Since you Asked, Broadsheet, How the World Works, Beyond the Multiplex, Video Dog and daily blogs by Glenn Greenwald and Joan Walsh, Salon provides a constantly updated array of news, features, interviews, columnists and blogs, including the following:

News & Politics
Salon News & Politics features breaking stories, investigative journalism and commentary, as well as interviews with newsmakers, politicians and pundits.  News features Salon’s War Room, a daily politics blog.

Opinion
Opinion features provocative commentary on timely issues, including daily blogs by Glenn Greenwald and Joan Walsh, and weekly columns by Gary Kamiya, Joe Conason and Garrison Keillor, and a monthly column by Camille Paglia.

Technology & Business
Technology & Business provides smart, opinionated coverage of Internet news and digital culture from today's best technology writers, along with in-depth features about the business world and the economy. It features Patrick Smith's regular Ask the Pilot column, Andrew Leonard’s How the World Works blog, and shared content from the GigaOM network.

Arts & Entertainment
Arts & Entertainment stages music and television reviews and interviews. The section includes frequent television and music features, as well as Video Dog, a video blog comprised of user generated video clips, as well as regular podcasts.  It is anchored by television critic Heather Havrilesky.

Movie Page
Salon’s Movie Page spotlights film reviews, especially critics’ picks, and provides readers an ability to check movie show times, buy tickets or rent DVDs. Starting in 2008, Salon also offers I Like to Watch, featuring film critics Andrew O’Hehir and Stephanie Zacharek.

Life
Life features articles by thought-provoking writers about family life, motherhood and women's lives and issues, as well as the women’s news digest Broadsheet. Cary Tennis' popular advice column, Since You Asked, appears daily.

Books
Books includes ahead-of-the-curve daily book reviews and interviews with today's most interesting writers. Nationally renowned critics Laura Miller and Andrew O’Hehir anchor this site, which often includes insightful freelance reviews.

Comics	The Comics section features the works of comic luminaries Tom Tomorrow, Ruben Bolling, Carol Lay and Keith Knight.
Environment & Science	News and opinion articles on issues related to science and the environment, with topics ranging from global warming to the relationship between science and religion.

Salon has two online communities, The Well and Table Talk, which allow users to discuss Salon content and interact with other users.  The Well, a subscription member-only discussion community in which members use their real names to post and only members can view the postings, had approximately 2,500 paying subscribers as of May 31, 2009.  Table Talk is available to all Internet users.

Salon believes that its original, award-winning content allows Salon to attract and retain users who are more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its Website a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online.

During fiscal year 2009, Salon launched Open Salon.com, a social network for bloggers, with content curated by Salon staff.  Open Salon functions like a real-time magazine cover, where the best content is spotlighted.  Blogs from Open Salon may be posted on the Salon.com website.  Open Salon’s audience has grown consistently since its launch, and is expected to contribute to revenues in fiscal 2010.

Revenue Sources

One customer accounted for over 13% of advertising revenue for the year ended March 31, 2009. No customer accounted for over 10% of either total revenue or advertising revenue for the year ended March 31, 2008, or March 31, 2007, which were as follows (in thousands):

	Year Ended March 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Advertising	$5,195	76%	$5,434	72%	$5,409	70%
Salon Premium	994	14%	1,333	18%	1,546	20%
All Other	685	10%	746	10%	793	10%
Total	$6,874	100%	$7,513	100%	$7,748	100%

Salon has generated Internet advertising revenues since its inception.  To offset the precipitous drop in advertising revenues experienced in 2000 from the downturn in the economy, the company launched Salon Premium, a subscription service, in April 2001.  Since that time, the market for Internet advertising has improved; according to the Interactive Advertising Bureau, online advertising revenues have grown from $9.6 billion in 2004 to $23.4 billion in 2008. According to industry analysts, online advertising revenues are experiencing year over year declines during the first half of 2009 due to the deep recession, although to a lesser extent than traditional media, especially print.  However, long-term industry trends are expected to remain favorable.  Central to Salon’s strategy is to capitalize on the expected continued shift in spending of advertising budgets to the Web in response to increased online usage.

An important factor in increasing advertising revenues in future periods, including Salon’s peak third quarter ending December 31, is growing Salon’s audience.  Attracting more unique Website visitors is important to Salon as they generate page views, and each page view becomes a potential platform for serving advertisements.  Ultimately, Salon charges advertisers for a set number of ad impressions viewed by a Website visitor.  Due to various factors, including concerted efforts to make Salon’s content more accessible to readers by automatically launching its Site Pass advertisement, formatting content to maximize the potential for Salon’s content to show up in search engine results, and marketing campaigns with a select few Websites, the average number of unique monthly Website visitors for the year ended March 31, 2009 increased 10% to approximately 4.8 million from the year ended March 31, 2008.   Additionally, monthly unique visitors have grown by 123% over the past four years.  Aiding the continued growth in unique visitors to Salon’s Website is the general migration of readers to the Internet from print newspapers.  The table in the following page reflects unique monthly visitors to Salon’s Website.

Salon has evaluated the balance between its subscription and advertising businesses and has shifted emphasis toward advertising.  Until recently, a Website visitor was given a choice of: (1) becoming a Salon Premium subscriber to avoid having to view advertisements on future visits to Salon’s Website or (2) viewing an advertisement to gain access to all of Salon’s content.  This strategy has been found to impede access to Salon’s Website and its ability to generate advertising impressions.  During fiscal 2007, Salon changed its Site Pass model to automatically serve advertisements, enabling a Website visitor to gain more seamless access to Salon’s content.  This change has produced an increase in the number of ad impressions that Salon can serve and improved Salon’s potential to generate an even greater amount of advertising revenues, offsetting a drop in Salon Premium subscriptions that traditionally were solicited from the Site Pass and the relatively smaller amount of revenue they generate.

Most advertising campaigns are of short duration, generally less than ninety days.  Salon’s obligations may include a guaranteed minimum number of impressions, or views by Website visitors of an advertisement, a set number of “Site Pass” advertisements viewed by Website visitors or a set number of days that a Site Pass advertisement is to run.  To the extent the minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable with an advertiser.  If these “make good” amounts are not agreeable with an advertiser, no further revenue is recognized.  Salon has also successfully made greater use of ad networks to better monetize unsold ad inventory.

Generally, subscriptions to Salon Premium cost between $30 and $45 annually, depending on any associated bundles of promotional items offered.  Benefits of Salon Premium include unrestricted access to Salon’s content with no banners, pop-ups or site pass advertisements, free magazine subscriptions, free access to the Table Talk on-line discussion forum, and the ability to download content in text or PDF format.

Salon Premium revenue is recognized ratably over the period that services are provided.  For the year ended March 31, 2009, Salon received $0.8 million in cash and recognized $1.0 million of revenue for this service primarily from approximately 17,600 paid new and renewed one year subscriptions and from approximately 7,000 monthly subscriptions.  For the year ended March 31, 2008, Salon received $1.2 million in cash and recognized $1.3 million of revenue for this service primarily from approximately 27,900 paid new and renewed one year subscriptions and from approximately 4,400 monthly subscriptions.  For the year ended March 31, 2007, Salon received $1.5 million in cash and recognized $1.5 million of revenue for this service primarily from approximately 44,200 paid new and renewed one year subscriptions and from approximately 5,000 monthly subscriptions.  Since peaking at 89,100 subscribers in December 2004, paid subscriptions have continued to decline to 33,900 as of March 31, 2008 and approximately 23,500 as of March 31, 2009.  The drop is expected to continue during the next year, following longstanding industry trends away from paid Web content.

The other sources of revenue are primarily from The Well, an on-line discussion forum.  Revenue is recognized ratably over the subscription period.  The revenues recognized were $0.4 million each for the years ended March 31, 2009, March 31, 2008 and March 31, 2007.   Salon generates nominal revenue from the licensing of content that previously appeared in Salon and for providing links to a third party’s Website offering personals/dating services.

Sales and Marketing

Salon has sales offices in New York City, Los Angeles and San Francisco with eight advertising sales and operations employees as of March 31, 2009, of which four actively solicit orders.  As of March 31, 2009, Salon has one employee associated with Salon Premium membership activities.

Salon incurred advertising expenses of $0.9 million, $1.1 million and $0.4 million for the years ended March 31, 2009, 2008, and 2007, respectively.  These advertising expenses primarily represent non-cash expenses from the utilization of advertising credits which Salon acquired in January 2000 from the sale of common stock to Rainbow Media Holdings (“Rainbow”).  During the year ended March 31, 2003, Rainbow transferred a portion of its obligation to provide Salon with advertising credits to NBC’s Bravo channel, while still retaining a portion of the overall obligation.  The transfer occurred due to the sale by Cablevision, which owns Rainbow Media Holdings, of its Bravo channel to NBC.  As of March 31, 2009, Salon has $1.8 million in advertising credits, of which approximately $1.0 million remain with NBC and approximately $0.8 million are with Rainbow, all of which will expire in December 2009. Since their acquisition, Salon has used the advertising credits for cable television and online advertisements.  Salon intends to utilize the NBC and Rainbow credits to continue to promote its website as well as its new social network, Open Salon.  Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement.

Competition

Salon competes for advertising revenues with numerous Websites, with the 50 largest companies attracting an estimated 91% of all the internet advertising dollars according to a recent study by PricewaterhouseCoopers LLC and sponsored by the Interactive Advertising Bureau.  These companies have Websites that include major portals such as Yahoo, major search engines such as Google, major social networks such as Facebook and MySpace, and major online media publications such as CNN.com.

Salon also competes with many news–oriented Websites.  In addition to traditional news-oriented Websites such as CNN, NBC, ABC and CBS, Salon also competes with sites such as the Huffington Post, Slate, Mother Jones, Daily Beast and Politico for staff, audience and ad sales.

Salon’s Strategy

Continued focus on growing Salon’s audience

Increasing unique visitors to Salon’s Website and the resulting page views that serve as a platform for advertising impressions is key to Salon’s revenue growth. In addition to the revenue generated from advertising, an increase in unique visitors could increase revenue from subscriptions as each new visitor to Salon’s Website is a potential new subscriber to Salon Premium.  As a result, audience growth will continue to be a primary business goal for Salon.

Salon plans to continue to focus on developing its audience growth through a combination of editorial enhancements, new products, and more effective use of technology.  Salon has continued to add new writers, and enhance or create new content areas and features for its readers.  The Company plans to invest in major site improvements in fiscal 2010 to accelerate its continued growth.

Salon launched a new social networking service in August 2008 for its users, “Open Salon”, which allows them to post user profiles; contribute blogs and other content; and collect all their contributions to Salon, including Letters to the Editor, in one place.  Management believes Open Salon will attract and retain unique users, increase advertising inventory and lower its incremental editorial costs.   Salon’s strategy to continue to grow its audience also encompasses partnership formation to deliver Salon’s content to a broader audience, a search engine optimization plan, and an integrated marketing plan that includes mostly online advertising.  In the last several years Salon has not allocated, and does not currently contemplate in its next fiscal year allocating any significant cash resources towards such efforts; however, Salon has formed and continues to form partnerships and alliances to deliver Salon’s award-winning, unique, and compelling content to a broader audience.

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

Salon increased emphasis on advertising revenues during FY08 and has continued to do so in FY09 and beyond.  In FY10, Salon plans to continue to provide more creative advertising offerings, improve the technological orientation of the site to attract more non-standard advertising and expand into additional advertising categories.  It will also expand the use of ad networks to fully monetize any unsold remnant inventory.

Enhanced Website Design

In fiscal 2010, Salon plans to launch a re-designed architecture and website to improve the presentation of timely and relevant content through a compelling and dynamically-tuned interface. Salon expects this redesign to result in greater user satisfaction, and therefore, higher utilization, higher search rankings that will drive new users to the site and a higher proportion of repeat engagement, as users return throughout the day to obtain timely news and information. It is anticipated that the site will be more dynamic and interactive, and that its new modular architecture will allow editors to manage a real time flow of content presented in a graphically compelling fashion, while also servicing multiple platforms and devices, and dynamic usability experiments. Salon is also exploring additional ways to exploit the changing media landscape.

Expanding Gross Margins

Salon has made substantial strides in the past several months to better realign its production costs with its revenue potential in an effort to reach profitability. Among other measures, we reduced full-time headcount from 67 in November 2008 to 52 at year end and we are continually aiming to match personnel resources to overall business need given the prevailing advertising market.  Additionally, we are evaluating opportunities to reduce the expense of our high-quality content by focusing on reducing cost per page, seeking less costly sources of content, including greater content aggregation and the use of highly-rated articles and blogs from Open Salon.

Develop content partnerships

Salon believes it needs fresh content and new ideas to continue to attract readers to its Website.  To this end, Salon has made efforts to initiate partnerships to create content particularly in areas where Salon does not have facilities or experience, such as video content, and various content verticals.  Additionally, Salon has made efforts to identify bloggers who might have a strong affinity with its readers, and who might be interested in moving their sites to Salon in order to gain a greater reach of readership, and to gain infrastructure support.

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

Infrastructure and Operations

Salon has created a flexible publishing structure that enables it to develop its content while responding quickly to news events and take advantage of the ease of distribution provided by the Internet. Salon content is deployed on its proprietary software platform and captured in a database for reuse in Web and other formats.  The content on Salon’s Website has been structured to facilitate being found by search engines, a key driver in increasing traffic to Salon’s Website.  During the last two years, Salon has improved the look and feel of its Website to increase appeal to its audience and contemplates continued changes to its Website. In FY10, Salon plans to make significant investments in this area to help drive traffic to its site.

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

Software to maintain and manage Salon Premium was created in-house and upgraded in 2003, again during the year ended March 31, 2007, and a major reprogramming is planned for fiscal year 2010.

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

Employees

As of March 31, 2009, Salon has 52 full-time and two part-time employees.  Salon believes its employee relations are good.  No employees of Salon are represented by a labor union or are subject to a collective bargaining agreement. Salon’s future success is highly dependent on the ability to attract, hire, retain and motivate qualified personnel.

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

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions primarily from related parties to fund operations.  The related parties are generally John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s former President and Chief Executive Officer, Elizabeth Hambrecht, a Director of the Company.  During the year ended March 31, 2009, related parties provided approximately $1.8 million in new loans.

Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon’s cash availability and its ability to fund its operations.

Salon’s principal stockholders can exercise a controlling influence over Salon’s business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

Based on information available to Salon, the holders of Salon’s Series A, B, C and D preferred stock collectively own approximately 94% of all voting securities. These stockholders therefore own a controlling interest in Salon.  Of this amount,  approximately 22% is controlled directly or indirectly by William Hambrecht and approximately 41% by Chairman and Director John Warnock.  Therefore, related parties by themselves own a controlling interest in Salon.

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

Future sales of significant number of shares of Salon’s common stock by principal stockholders could cause its stock price to decline

Salon’s preferred stockholders can convert their 9,467 shares of preferred stock to approximately 10.1 million shares of common stock.  As Salon’s common stock is normally thinly traded, if these stockholders were to convert their shares of preferred stock to common stock and sell the resulting shares, the per share price of Salon’s common stock may be adversely affected.

Salon may not be able to receive the full value of its advertising credits

As of March 31, 2009, Salon has $1.8 million of advertising credits which Salon has valued at $1.2 million that expire on December 31, 2009.  Of the $1.8 million, approximately $0.8 million are the obligation of Rainbow Media Holdings (“Rainbow”) and approximately $1.0 million are the obligation of NBC.  Salon feels that it should be able to fully utilize the credits with both Rainbow and NBC, but may not be able to fully utilize the credits prior to expiration.  Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $24.3 million in potential sales proceeds as of March 31, 2009, which includes the effect of undeclared dividends of $5 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $24.3 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $24.3 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

Salon has historically lacked significant revenues and has a history of losses

Salon has a history of significant losses and expects to incur a loss from operations, based on generally accepted accounting principals, for its fiscal year ending March 31, 2010 and potentially in future years.  Once Salon attains profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

Burr, Pilger & Mayer LLP, Salon’s independent registered public accounting firm for the years ended March 31, 2007, March 31, 2008, and March 31, 2009, included a “going-concern” audit opinion on the consolidated financial statements for those years.  The audit opinions report substantial doubt about Salon’s ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability.  As a result of the “going-concern” opinions, Salon’s stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Salon Premium memberships have been declining and may continue to decline, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002.  Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004.  However, since that time, subscriptions have been declining to approximately 23,500 as of March 31, 2009.  Salon forecasts that these memberships will continue to decline to approximately 15,000 as of March 31, 2010.  If the decline were to be in excess of anticipated amounts, Salon’s operations and available cash could be adversely affected.

Salon has depended on advertising sales for much of its revenues, and its inability to maintain or increase advertising revenues could harm its business

Maintaining or increasing Salon’s advertising revenues depends upon many factors, including whether it will be able to:

•	successfully sell and market its Website auto start Site Pass or other rich media advertisements;

•	entice non-Salon Premium Website visitors to view and advertisers to sell new ad units and formats;

•	maintain a significant number of unique Website visitors and corresponding significant reach of Internet users;

•	maintain a significant number of sellable impressions generated from Website visitors available to advertisers;

•	successfully sell and market its network to advertisers;

•	increase the dollar amount of the advertising orders it receives;

•	maintain pricing levels of the advertising it sells;

•	increase awareness of the Salon brand;

•	improve the technology for serving advertising on its Website;

•	handle temporary high volume traffic spikes to its Website;

•	accurately measure the number and demographic characteristics of its users; and

•	attract and retain key sales personnel.

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

Salon’s quarterly operating results are volatile and may adversely affect its common stock price

Salon’s future revenues and operating results, both Generally Accepted Accounting Principles in the United States (“GAAP”) and non GAAP, are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside Salon’s control, and any of which could severely harm Salon’s business. These factors include:

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.   Properties

Salon leases 8,623 square feet of office space at 101 Spear Street, San Francisco, California, where it is headquartered.  The lease for the San Francisco office will terminate in February 2014. Salon also leases 4,200 square feet of office space at 15 West 37th Street, 8th Floor, New York, NY, through August 2011, and smaller offices at 1130 Connecticut Ave. NW, Washington, DC, expiring December 31, 2009, and 300 Manhattan Beach Blvd, Manhattan Beach, CA, terminating August 30, 2009. Salon also rents minimal space to host its servers in Sacramento, California.

Salon believes that its existing properties are in good condition and are suitable for the conduct of its business.

ITEM 3.   Legal Proceedings

Salon is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

ITEM 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Information with respect to the quarterly high and low sales prices for Salon’s common stock, ticker symbol SLNM.OB, for its fiscal years 2009 and 2008, based on sales transactions reported by the OTC (Over-The-Counter) Bulletin Board is provided below:

	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2009		March 31, 2008
For the quarter ended	High	Low	High	Low
June 30	1.68	1.10	1.70	1.10
September 30	1.98	1.00	1.70	1.20
December 31	1.10	0.16	2.00	1.50
March 31	0.40	0.20	1.90	1.40

There were 169 holders of record of Salon common stock as of June 3, 2009.  This number was derived from Salon’s stockholder records, and does not include beneficial owners of Salon’s voting common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.  The closing price of Salon’s common stock on June 3, 2009 was $0.16 per share.

Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

Salon has never repurchased any of its equity securities.

Equity Compensation Plan Information

The following table provides information about Salon’s common stock that may be issued upon the exercise of options, warrants and rights under all of Salon’s existing equity compensation plans as of March 31, 2009, including the Salon Internet, Inc. 1995 Stock Option Plan, the Salon Media Group, Inc. 2004 Stock Plan, the Salon Media Group, Inc. Non-Plan Stock Agreement and the 1999 Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	2,390,375	$0.35	293,052

Equity compensation plans not approved by security holders	50,000	$0.35	None

Total	2,440,375	N/A	293,052

Equity Compensation Plans Not Approved by Security Holders

In February 2005, Salon entered into a Non-Plan Stock Agreement with its then Chairman, pursuant to which Salon granted such person non-qualified options to purchase 50,000 shares of common stock at an exercise price of $2.80 per share.  Such option grant did not receive stockholder approval.  50% of the shares subject to the option vested on the date of grant and 50% of the shares subject to the option vested in February 2006. On December 4, 2008, these and substantially all other options then outstanding were repriced to $0.35, the fair market value of the Company’s common stock on that date.

In June 2006, Salon entered into a Non-Plan Stock Agreement with its then Senior Vice President – Publisher, pursuant to which Salon granted such person non-qualified options to purchase 50,000 shares of common stock at an exercise price of $3.20 per share.  Such option grant did not receive stockholder approval.  25% of the shares subject to the option vested after one year and 1/48th vests per month thereafter.  In December 2006, Salon entered into another Non-Plan Stock Agreement with its then Senior Vice President – Publisher, pursuant to which Salon granted such person non-qualified options to purchase 25,000 shares of common stock at an exercise price of $1.05 per share.  Such option grant did not receive stockholder approval.  25% of the shares subject to the option vested after one year and 1/48th vests per month thereafter.  These options have been forfeited following the departure of the executive.

Stock Performance Graph

The graph below matches Salon Media Group Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of six companies that includes: Answers Corp., CNET Network Inc, PlanetOut Inc, Quepasa Corp., TheStreet.com Inc and Tucows Inc. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from March 31, 2004 to March 31, 2009.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.   Selected Consolidated Financial Data

	Dollar amounts in thousands, except per share
Year Ended March 31,	2009	2008	2007	2006	2005
Net revenues	$6,874	$7,513	$7,748	$6,516	$6,628
Net loss	$4,699	$3,409	$1,566	$1,122	$518
Net loss attributable to common
stockholders (1)	$4,699	$3,463	$1,861	$1,349	$358
Basic and diluted net loss per share
attributable to common
stockholders (2)	$2.34	$1.79	$1.10	$1.67	$0.50
Weighted average common shares
outstanding used in computing
per share amounts (thousands)(2)	2,008	1,940	1,692	809	720
Cash and cash equivalents	$371	$818	$829	$441	$686
Prepaid advertising rights	$1,225	$2,131	$3,267	$3,718	$3,970
Total assets	$3,330	$4,616	$5,605	$5,304	$6,069
Capital leases – long-term portion	$34	$56	$-	$-	$-
Total long-term liabilities	$2,706	$600	$85	$120	$82

(1)            The net loss attributable to common stockholders for the year ended March 31, 2009 does not include a preferred deemed dividend, as there were no issuances of preferred stock. The net loss attributable to common stockholders for the year ended March 31, 2008 includes a preferred deemed dividend charge of $54 from the issuance of Series D preferred stock. The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction.  The net loss attributable to common stockholders for the year ended March 31, 2007 includes a preferred deemed dividend charge of $295 from the issuance of Series D preferred stock. The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction. The net loss attributable to common stockholders for the year ended March 31, 2006 includes a preferred deemed dividend charge of $227 from the issuance of Series D preferred stock. The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction. The net loss attributable to common stockholders for the fiscal year ended March 31, 2005 includes a net preferred deemed dividend benefit of $160 derived from a benefit of $470 from a decrease in value of warrants previously issued to preferred stockholders and a charge of $310 from the issuance of Series D-1 and D-2 preferred stock during the year.  The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction.

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

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Prior to March 2007, subscriptions to Salon Premium were generally $35 for one year with no ads, and during March 2007, the rate was increased to $45. Salon Premium revenue is recognized ratably over the period that services are provided.  This source of revenue has been decreasing since Salon’s quarter ended December 31, 2004 when paid subscriptions peaked at approximately 89,100 and have since decreased to approximately 23,450 as of March 31, 2009.  Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue. Revenue from the online discussion forum The Well has been recognized ratably over the subscription period.  Salon also generates nominal revenue from the licensing of content that previously appeared in Salon’s Website and for hosting links to a third party’s personals/dating Websites.

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

Share Based Compensation

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

Liquidity

Salon has incurred significant net losses and negative cash flows from operations since its inception.  As of March 31, 2009, Salon had an accumulated deficit of $101.0 million.  These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock, bank debt, from the issuance of convertible notes payable and other advances from related parties.

Burr, Pilger & Mayer LLP, Salon’s independent accountants for the years ended March 31, 2009, March 31, 2008 and March 31, 2007 have included a paragraph in their report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

Income Taxes

Salon has not recorded a provision for federal or state income taxes since inception due to recurring operating losses.  At March 31, 2009, Salon had net operating loss carryforwards of $73.4 million for federal income tax purposes that begin to expire in March 2016, and $34.2 million for California income tax purposes.  As Salon has been incurring tax losses, $2.3 million of California net operation loss carryforwards expired as of March 31, 2009, and if Salon were to incur a tax loss for the year ending March 31, 2010, an additional $7.1 million operating loss carryforward will expire.  Utilization of Salon’s net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California State provisions.  Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.  A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets.  The net valuation allowance increased $1.5 million during the year ended March 31, 2009 to $28.0 million.  Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded.  These factors include Salon’s history of net losses since inception and expected near-term future losses.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 76%, 72% and 70% of Salon’s revenues, respectively for the years ended March 31, 2009, 2008 and 2007.  The duration of the advertisements are generally short term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Salon Premium, a pay-for-online content service, provides unrestricted access to Salon’s content with no banners, pop-ups or site pass advertisements, and includes free magazine subscriptions, free access to Table Talk, an online forum, and the ability to easily download content in text or PDF format, a convenience that enables readers to view Salon’s content when not connected to the Internet.  The subscription duration for Salon Premium is generally one year.  Non-Salon Premium subscribers can gain access to Salon’s content after viewing some form of advertisement.

Salon offers The Well as a monthly subscription service for access to online discussion forums.  Revenue is recognized ratably over the subscription period.

Prepaid Advertising Rights

In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings (“Rainbow”) and received $11.8 million of advertising credits that were to be utilized by December 2009.  As the per share price of Salon’s common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million.  As of March 31, 2009, Salon has $1.8 million advertising credits resulting from the transaction, valued at $1.2 million for financial reporting purposes.  Of the $1.8 million of advertising credits, approximately $0.8 million remain with Rainbow and approximately $1.0 million are with NBC.  Salon believes that it should be able to utilize all the credits with Rainbow and NBC before they expire on December 31, 2009. Salon is currently exploring ways of fully utilizing the credits, including supporting the launch of Open Salon, before they expire.  Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement or full utilization thereof.

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

Results of Operations

Fiscal Years Ended March 31, 2009 and 2008

Net Revenues

Salon’s net revenue decreased 9% to $6.9 million in the year ended March 31, 2009 from $7.5 million in the year ended March 31, 2008.

Advertising revenues decreased 4% to $5.2 million for the year ended March 31, 2009 from $5.4 million for the year ended March 31, 2008, as overall sales declined in the third and fourth quarters, due to the economic recession.

Salon Premium subscription revenues decreased by 25% to $1.0 million for the year ended March 31, 2009 from $1.3 million for the year ended March 31, 2008.  The drop in Salon Premium revenues recognized for the year ended March 31, 2009 compared to the year ended March 31, 2008 is attributable to a substantial reduction in the number of new subscribers.  Salon acquired approximately 17,600 paid one-year subscriptions for the year ended March 31, 2009 compared to approximately 27,900 for the year ended March 31, 2008.  As a result, the number of paid subscribers decreased from approximately 33,900 at March 31, 2008 to approximately 23,450 at March 31, 2009.  As of June 1, 2009, Salon had approximately 22,000 paid subscribers. Another contributing factor to the decline in Premium subscriptions is Salon’s continued emphasis on increasing advertising income over promoting Premium subscriptions.

An important factor in increasing advertising revenues in future periods, including Salon’s peak third quarter ending December 31, is attracting more unique visitors to Salon’s Website.  Attracting more unique Website visitors is important to Salon as they generate page views, and each page view becomes a potential platform for serving advertisements.  Ultimately, Salon charges advertisers based on a set number of impressions viewed by Website visitors.  Due to various factors, including concerted efforts to make Salon’s content more accessible to readers by auto launching the site pass, a better optimized Website to facilitate appearance in search engine results, and marketing campaigns with select Websites, the average number of unique monthly Website visitors for the year ended March 31, 2009 increased 10% to 4.8 million from the year ended March 31, 2008, and attained a record high for fiscal year 2009 of 6.3 million in October 2008.  Aiding the continued growth in unique visitors to Salon’s Website is the migration of readers to the Internet from print newspapers.

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

All other sources of revenue were $0.7 million for the year ended March 31, 2009 and $0.8 million for the year ended March 31, 2008.  Approximately half of this revenue was derived from the Well, an online discussion forum.

Production and Content Expenses

Production and content expenses during the year ended March 31, 2009 was $5.3 million versus $5.5 million for the year ended March 31, 2008, a decrease of $0.2 million.  The 4% decrease primarily reflects a decrease in staff and benefit costs.

Sales and Marketing Expenses

Sales and marketing expenses during the year ended March 31, 2009 were $2.9 million versus $2.8 million for the year ended March 31, 2008, an increase of $0.1 million.  The minimal increase results from lower usage of advertising credits being offset by higher ad sales salaries, commissions and travel expenses.

Information Technology Support Expenses

Information technology support expenses during the year ended March 31, 2009 remained flat from one year ago at $0.8 million.  The 13% decrease in salary costs was primarily due to the reduction in headcount and the capitalization of development costs for the Open Salon project.

General and Administrative Expenses

General and administrative expenses during the year ended March 31, 2009 remained flat from one year ago at $1.8 million.  The minimal increase was primarily attributed to stock-based compensation expenses from restricted stock vesting, as well as an increase in allowance for doubtful accounts.

Separation Expenses

Separation expenses were $0.6 million for the year ended March 31, 2009 and consisted of one-time charges of $0.6 million related to the resignation of Salon’s former CEO, including $0.3 million in non-cash stock-based compensation from the accelerated vesting of options.

Interest and Other Expenses

Interest and other expenses for the year ended March 31, 2009 consisted primarily of accrued interest costs of $194,000 for Salon’s outstanding debts and financial obligations, including a borrowing agreement, several convertible promissory notes, and computer equipment capital leases.

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

Production and Content Expenses

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

Liquidity and Capital Resources

Net cash used in operations was $2.4 million for the year ended March 31, 2009, $1.5 million for the year ended March 31, 2008, and $1.2 million for the year ended March 31, 2007.  The principal use of cash during the years ended March 31, 2009 and March 31, 2008 was to meet its operating deficit.  The principal use of cash during the year ended March 31, 2007 was to fund the $1.6 million net loss and reflects accounts receivable increasing by $0.5 million, less $0.8 million of non-cash charges.

Net cash used in investing activities for the years ended March 31, 2009 and March 31, 2008 was $0.3 million to fund the acquisition of computer equipment and internal software development.  Net cash used in investing activities was immaterial for the year ended March 31, 2007.

For the year ended March 31, 2009, net cash provided from financing activities was $2.2 million, which included $2.0 million in long-term borrowing and $0.2 million in short-term borrowing.  For the year ended March 31, 2008, net cash provided from financing activities was $1.9 million, which included $1.0 million in short-term borrowings, $0.5 million in long-term borrowing and $0.4 million from the issuance of 292 shares of preferred stock.   For the year ended March 31, 2007, net cash provided from financing activities was $1.7 million, which included $0.8 million from the exercise of warrants and $0.9 million from the issuance of 750 shares of preferred stock.

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

As of March 31, 2009, Salon has four outstanding capital leases on computer equipment and does not anticipate entering into similar debt instruments during its year ending March 31, 2010.  The following summarizes Salon’s contractual obligations as of March 31, 2009, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$2,000	$254	$977	$769	$-
Capital leases	67	33	34	-	-
Capital lease interest	12	9	3	-	-
Short-term borrowing	1,250	1,250	-	-	-
Short-term borrowing interest	78	78	-	-	-
Convertible notes	2,500	-	2,500	-	-
Convertible notes interest	767	326	441	-	-
Total	$6,674	$1,950	$3,955	$769	$-

Capital requirements

Salon has a history of significant losses and expects to incur a net loss from operations for its year ending March 31, 2010.  Because of past losses, an anticipated loss next year and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for the years ended March 31, 2009, March 31, 2008 and March 31, 2007 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern.  During the last three years, Salon has relied on cash from bank debt, the issuance of convertible notes and preferred stock, related party advances, and from the exercise of warrants to meet its cash requirements.

 Based on current cash projections for next year, which contemplate a smaller operating loss, positive cash flow generation in the second half of the year, and takes into account $0.6 million in related party advances  received subsequent to year end, Salon estimates it will require at least  an additional $1.8 million in additional funding to meet operating needs.  If planned revenues are less than expected, the cash shortfall may be higher.  Salon is in discussions with potential investors, including related parties, to obtain additional funding, and has engaged an investment banker to facilitate these efforts. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  This line of credit is fully drawn.  Rates declined throughout most of fiscal 2009.  Salon feels that the impact of the risk of future rate increases will not have a material impact.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Salon Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Salon Media Group, Inc. and its subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended March 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salon Media Group, Inc. and its subsidiaries as of March 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $101.0 million at March 31, 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr, Pilger & Mayer LLP
San Francisco, California June 25, 2009

SALON MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$371	$818
Accounts receivable, net	886	864
Prepaid advertising rights	1,225	-
Prepaid expenses and other current assets	53	185
Total current assets	2,535	1,867

Property and equipment, net	445	412
Prepaid advertising rights	-	2,131
Other assets	150	6
Goodwill	200	200
Total assets	$3,330	$4,616
Liabilities and stockholders’ (Deficit) Equity
Current liabilities:
Short-term borrowings	$1,250	$1,000
Accounts payable and accrued liabilities	1,324	1,294
Deferred revenue	470	705
Total current liabilities	3,044	2,999

Long-term liabilities:
Convertible notes payable	2,500	500
Other long-term liabilities	172	44
Capital lease, less current portion	34	56
Total liabilities	5,750	3,599
Commitments and contingencies (Note 9)

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 9,467 shares issued and outstanding at March 31, 2009 and 9,475 shares issued and outstanding at March 31, 2008 (liquidation value of
$24,246 at March 31, 2009 and $23,498 at March 31, 2008)	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized, 2,021,276 shares issued and outstanding at March 31, 2009 and 1,940,172 shares
issued and outstanding at March 31, 2008	2	2
Additional paid-in capital	98,564	97,302
Accumulated deficit	(100,986)	(96,287)
Total stockholders’ (deficit) equity	(2,420)	1,017
Total liabilities and stockholders’ (deficit) equity	$3,330	$4,616

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,
	2009	2008	2007

Net revenues	$6,874	$7,513	$7,748

Operating expenses:
Production and content	5,314	5,544	5,223
Sales and marketing	2,925	2,756	1,978
Information technology support	763	829	828
General and administrative	1,746	1,756	1,286
Separation expenses	631	-	-
Total operating expenses	11,379	10,885	9,315

Loss from operations	(4,505)	(3,372)	(1,567)

Interest and other income (expense)	(194)	(37)	1
Net loss	(4,699)	(3,409)	(1,566)
Preferred deemed dividend	-	(54)	(295)
Net loss attributable to common stockholders	$(4,699)	$(3,463)	$(1,861)

Basic and diluted net loss per share attributable to
common stockholders	$(2.34)	$(1.79)	$(1.10)

Weighted average shares used in computing basic
and diluted net loss per share attributable
to common stockholders	2,008	1,940	1,692

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except Preferred Stock Shares)

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Unearned	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance, March 31, 2006	8,558	$-	957	$1	$94,619	$(40)	$(90,963)	$3,617

Shares issued under employee stock plans	-	-	2	-	6	-	-	6
Shares issued under warrant agreements	-	-	730	1	778	-	-	779
Preferred stock converted to common stock	(125)	-	251	-	-	-	-	-
Share-based compensation	-	-	-	-	190	40	-	230
Series D convertible preferred stock and
common stock warrants issued for cash	750	-	-	-	900	-	-	900
Preferred deemed dividend on issuance of
Series D Convertible preferred stock	-	-	-	-	295	-	(295)	-
Net loss	-	-	-	-	-	-	(1,566)	(1,566)
Balance, March 31, 2007	9,183	-	1,940	2	96,788	-	(92,824)	3,966

Shares issued under employee stock plans	-	-	-	-	1	-	-	1
Series D convertible preferred stock and
common stock warrants issued for cash	292	-	-	-	350	-	-	350
Preferred deemed dividend on issuance of
Series D Convertible preferred stock	-	-	-	-	54	-	(54)	-
Share-based compensation	-	-	-	-	109	-	-	109
Net loss	-	-	-	-	-	-	(3,409)	(3,409)
Balance, March 31, 2008	9,475	-	1,940	2	97,302	-	(96,287)	1,017

Shares issued under employee stock plans	-	-	63	-	1	-	-	1
Preferred stock converted to common stock	(8)	-	18	-	-	-	-	-
Share-based compensation	-	-	-	-	1,261	-	-	1,261
Net loss	-	-	-	-	-	-	(4,699)	(4,699)
Balance, March 31, 2009	9,467	$-	2,021	$2	$98,564	$-	$(100,986)	$(2,420)

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(4,699)	$(3,409)	$(1,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	4	-	-
Share-based compensation	1,025	313	230
Depreciation and amortization	210	102	89
Prepaid advertising rights usage	906	1,136	451
Changes in assets and liabilities:
Accounts receivable	(22)	143	(505)
Prepaid expenses, other current assets and other assets	(12)	(4)	101
Accounts payable, accrued liabilities and other long-term liabilities	410	262	(21)
Deferred revenue	(235)	(87)	(28)
Net cash used in operating activities	(2,413)	(1,544)	(1,249)
Cash flows from investing activities:
Purchase of property and equipment	(247)	(313)	(48)
Net cash used in investing activities	(247)	(313)	(48)
Cash flows from financing activities:
Proceeds from short-term borrowings	250	1,000	-
Proceeds from long-term borrowings	2,000	500	-
Capital lease payments	(38)	(5)	-
Proceeds from issuance of preferred stock, net	-	350	900
Proceeds from issuance of common stock, net	1	1	785
Net cash provided by financing activities	2,213	1,846	1,685
Net (decrease) increase in cash and cash equivalents	(447)	(11)	388
Cash and cash equivalents at beginning of year	818	829	441
Cash and cash equivalents at end of year	$371	$818	$829

Amount paid for interest	$12	$3	$-
Amount paid for taxes	-	-	-
Supplemental schedule of non-cash investing and financing activities:
Preferred deemed dividend	$-	$54	$295
Property and equipment purchased with capital lease	$12	$86	$-
Stock compensation liability	$-	$204	$-

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 1.        The Company

Salon Media Group, Inc (“Salon” or the Company) is an Internet media company that produces a content Website with various subject-specific sections, which includes two online communities, and a social network.  The Website also allows for audio downloads and video clips.  Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999.  Salon operates in one business segment..

Note 2.        Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at March 31, 2009 of $100,986.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2010.  During the last three years, Salon has relied on cash from the issuance of bank debt, convertible notes and preferred stock and from the exercise of warrants to meet its cash requirements.  Based on current cash projections for next year, which contemplate a smaller operating loss, positive cash flow generation in the second half of the year, and takes into account $0.6 million in related party advances  received subsequent to year end, Salon estimates it will require at least  an additional $1.8 million in additional funding to meet operating needs.  If planned revenues are less than expected, the cash shortfall may be higher.  Salon is in discussions with potential investors, including related parties, to obtain additional funding, and has engaged an investment banker to facilitate these efforts. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all.

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

Software Development Costs

Information technology support expenses to develop new product offerings for internal use, such as Open Salon, are capitalized as software development costs.  Salon has capitalized $95 of expenditures through March 31, 2009, which is included with property and equipment.

Prepaid advertising rights

Prepaid advertising rights are carried at cost less accumulated amortization, with amortization commensurate to the usage of such rights, and expire on December 31, 2009.  In the event that the rights are not fully utilized prior to their expiration, Salon has the right to receive cash for the unused value, but there can be no absolute assurance as to any potential cash settlement or full utilization thereof.

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

 Advertising costs

 Salon expenses advertising costs as they are incurred.  Advertising expense was $905, $1,136, and $448, for the fiscal years ended March 31, 2009, 2008, and 2007.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources.  There were no differences between the net loss for the years ended March 31, 2009, 2008 and 2007 and comprehensive loss for those periods.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Stock-based compensation

The Company accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004,) “Share Based Payment” (SFAS 123R).  Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period.  Salon uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS 123R.  Salon recognizes compensation cost related to options granted subsequent to the adoption of SFAS 123R on a straight-line basis over the applicable vesting period.

 Stock based compensation expense recognized under SFAS 123R for the years ended March 31, 2009, 2008 and 2007 was $1,025, $313 and $230, which consisted of stock-based compensation expense related to stock options and restricted stock.  See Note 7: “Employee Stock Option Plan” to the financial statements for additional information.

As of March 31, 2009, the aggregate stock compensation remaining to be amortized to expenses was $668. Salon expects this stock compensation balance to be amortized as follows: $334 during fiscal 2010; $205 during fiscal 2011; $103 during fiscal 2012; and $26 during fiscal 2013.  The expected amortization reflects only outstanding stock awards as of March 31, 2009.

No amounts were recorded relating to excess tax benefits from the exercise of stock-based compensation awards during the year ended March 31, 2009, and as a result there were no differences in net cash used in operating and financing activities due to the implementation of SFAS 123R.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Year Ended March 31,
	2009	2008	2007
Risk-free interest rates	1.30 – 3.09%	2.16 – 5.00%	4.47 – 4.97%
Expected lives (in years)	4	4	4
Expected volatility	92 – 163%	94 – 116%	107 - 129%
Dividend yield	0.0%	0.0%	0.0%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Net loss per share

Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Year Ended March 31,
	2009	2008	2007
Numerator:
Net loss attributable to common stockholders	$(4,699)	$(3,463)	$(1,861)

Denominator:
Weighted average shares used in
computing basic and diluted net loss per
share attributable to common stockholders	2,008,000	1,940,000	1,692,000

Basic and diluted net loss per share attributable
to common stockholders	$(2.34)	$(1.79)	$(1.10)

Antidilutive securities including options,
warrants and convertible notes and preferred
stock not included in loss per share calculation	15,518,000	12,678,000	11,868,000

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

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Concentrations of credit risk

Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral.  Salon provides an allowance for credit losses that it periodically adjusts to reflect management’s expectations of future losses.  Three customers accounted for 10% or more of the trade accounts receivable at March 31, 2009. No customer accounted for 10% or more of the trade accounts receivable at March 31, 2008.   No customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Salon, adopted SFAS 157 as of April 1, 2007. It did not have a material impact on its results of operations, financial position, or cash flows.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS 161 and does not expect this statement to have a material impact on its financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We have not yet determined the impact, if any, that implementation of SFAS 162 will have on our results of operations and financial condition.

In May 2008, the FASB also issued Statement of Financial Accounting Standard No.  163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60,” (“SFAS 163”).  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

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

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 3.  Borrowing Agreements

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  The agreement is guaranteed in its entirety by Salon’s Chairman.  The line of credit has been fully drawn as of March 31, 2009 and 2008.  Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.   Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of March 31, 2009, accrued interest on bank debt totals $79.  As of March 31, 2009 and 2008, the weighted average interest rate on the Company’s short-term borrowings was 5% and 7%, respectively.

Convertible notes payable

On April 4, 2008, Salon issued to each of its Chairman and the father of Salon’s then CEO a convertible promissory note in exchange for loans with a principal amount of $500, an aggregate of $1,000.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2008 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by (1) $1.68 or (2) the subsequent closing price if the holder participated in a subsequent closing.

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

On October 31, 2008, Salon issued to each of its Chairman and the father of Salon’s  then CEO a convertible promissory note in exchange for loans with a principal amount of $500, an aggregate of $1,000, as part of the above financing transactions in which Salon generated gross proceeds of approximately $2,500 as of March 31, 2009.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2008 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.  As of March 31, 2009, aggregate accrued interest on convertible debt totals $138.

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

As of  March 31, 2009,  total aggregate related party interest expense was $106 and outstanding debt was $2,106.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Advances

In March 2009, the Company’s Chairman advanced $250, payable on demand, to be used for working capital. This debt is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

Note 4. Goodwill

In accordance with FASB No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill amortization was discontinued as of March 31, 2002.  The carrying value of goodwill at March 31, 2009 and March 31, 2008 was $200 and has been found not to be impaired.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 5. Balance Sheet Components

	Year Ended March 31,
	2009	2008
Accounts receivable, net:
Accounts receivable	$998	$894
Less: allowance for doubtful accounts	(112)	(30)
	$886	$864

Prepaid expenses and other current assets
Prepaid expenses	$41	$51
Short-term deposits	12	134
	$53	$185

Property and equipment, net
Computer hardware and software	$1,371	$1,299
Leasehold improvements	82	67
Furniture and office equipment	276	243
	1,729	1,609
Less accumulated depreciation and amortization	(1,284)	(1,197)
	$445	$412

Other assets
Long-term deposits	$133	$6
Intangibles	17	-
	$150	$6

Accounts payable and accrued liabilities
Accounts payable	$286	$429
Salaries and wages payable	579	287
Accrued services	25	37
Capital lease, current portion	33	25
Other accrued expenses	401	516
	$1,324	$1,294

Depreciation expense for the years ended March 31, 2009, 2008 and 2007 was $210, $102, and $89 respectively.

Note 6.  401(k) Savings Plan

Salon’s 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms.  Participants may contribute from 1% to 20% of compensation, subject to statutory limitations.  Employer matching contributions are discretionary based on a certain percentage of a participant’s contributions as determined by management of Salon.  Salon has not made any discretionary contributions to the 401(k) Plan through March 31, 2009.

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

Salon may grant restricted stock awards to officers under the Salon Media Group, Inc. 2004 Stock Plan, as amended and restated through October 4, 2007 (the “2004 Plan), that typically vest over an approximate four year period.  Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to dividends and voting rights

On December 4, 2008, Salon granted non-plan restricted stock awards to certain officers.  These grants will become fully vested on January 1, 2010.  Non- Plan restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to dividends and voting rights.  As of March 31, 2009, the number of shares granted but unvested was 346,000 with a weighted average fair value of $0.35.

As of March 31, 2009, Salon has approximately 782,000 shares authorized to be issued under the 2004 Plan of which 293,000 remain available for future grant.

Salon has granted options pursuant to plans not approved by shareholders.  These grants include an option to purchase 25,000 shares of common stock issued in December 2006 and an option to purchase 50,000 shares of common stock issued in June 2006, both granted to Salon’s then Senior Vice President – Publisher, and an option to purchase 50,000 shares of common stock issued in February 2005 to Salon’s former Chairman.  At March 31, 2009 Salon had 293,000 shares of common stock authorized and available for grants under the 2004 Plan.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

During the quarter ended December 31, 2008, the Company repriced substantially all its outstanding options to $0.35, with no change in vesting. This resulted in a non-cash incremental cost of approximately $0.4 million. The total compensation cost measured at December 4, 2008 is the sum of (1) the portion of the grant-date value of the original option award for which the requisite service is expected to be rendered or already has been rendered on modification date;
and (2) the incremental cost resulting from the modification.  Incremental cost is the excess, if any, of the fair value of the modified option award immediately after the modification, over the fair value of the original option award immediately before the modification.  Incremental cost is expensed over the remaining vesting period of each option, unless it is fully vested in which case it is immediately recognized.

The following table summarizes activity under Salon’s plans for the year ended March 31, 2009:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Outstanding as of April 1, 2008	2,530,000	$4.02	$320,000
Granted	670,000	$0.38
Exercised	(1,000)	$1.05
Expired or forfeited	(759,000)	$1.87
Outstanding at March 31, 2009	2,440,000	$0.35	$123,000
Exercisable at March 31, 2009	1,377,000	$0.36	-
Expected to vest	1,370,000	$0.35	$67,000

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.20 - $0.20	31,000	10.0	$0.20	-	$-
$0.35 - $0.35	2,407,000	7.4	$0.35	1,375,000	$0.35
$5.20 - $5.20	2,000	6.1	$5.20	2,000	$5.20
	2,440,000	7.4	$0.35	1,377,000	$0.36

The weighted average fair value per share of the stock option awards in the year ended March 31, 2009, 2008 and 2007 was $0.41, $0.94, and $1.34, respectively.  The weighted average fair value of options vested during the year ended March 31, 2009 was $0.63 per share.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

  The total intrinsic value of options exercised during the year ended March 31, 2009 for which Salon received $1 in cash was $0.

Note 8. Capital Requirements

Salon has incurred significant net losses and negative cash flows from operations since its inception.  As of March 31, 2009, Salon had an accumulated deficit of $101.0 million.  These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock, bank debt, from the issuance of convertible notes payable, and other advances from related parties.

Note 9.  Commitments and Contingencies

Salon has operating lease agreements for its office space in San Francisco, CA that expires in February 2014, and for its office in Manhattan Beach, CA that expires in August 2009. In addition, Salon has a sublease agreement for its office in Washington, D.C. that expires in December 2009. In addition, Salon’s operating lease for its office space in New York was signed for the period June 2008 through September 2011.  Rent expense under operating lease agreements was $457, and $470 for the years ended March 31, 2009, 2008, and 2007 respectively.

  Salon has four capital leases as of March 31, 2009.  Total future minimum payments under operating and capital leases, short-term borrowing and convertible notes in effect at March 31, 2009 are as follows:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$2,000	$254	$977	$769	$-
Capital leases	67	33	34	-	-
Capital lease interest	12	9	3	-	-
Short-term borrowing	1,250	1,250	-	-	-
Short-term borrowing interest	78	78	-	-	-
Convertible notes	2,500	-	2,500	-	-
Convertible notes interest	767	326	441	-	-
Total	$6,674	$1,950	$3,955	$769	$-

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

Salon has entered into employment agreements with certain key executives under which severance payments in the aggregate amount of approximately $330 would become due and payable in the event of their termination for other than cause or as a result of a change in control.

Note 10. Income Taxes

Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurred operating losses.  At March 31, 2009, Salon has net operating loss carry-forwards of $73,414 and $34,254 for Federal and California purposes, respectively, available to reduce future taxable income, if any.  During the year ended March 31, 2009, $2,307 of California net operating loss carry-forwards expired and additional $7,136 is due to expire as of March 31, 2010, with the balance expiring over time thereafter if not utilized beforehand.  The federal net operating loss carry-forwards begin to expire on March 31, 2016 if not utilized beforehand.

At March 31, 2009, Salon has research and development credit carry-forwards of $12 and $9 for Federal and California income tax purposes, respectively.  The research and development credit carry-forwards expire beginning in the year 2011.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a company.  In the event Salon has incurred a change in ownership, utilization of the carry-forwards could be significantly restricted.

From 2009 to 2008, the valuation allowance changed by $1,560, and from 2008 to 2007, the valuation allowance changed by $997.

Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31,
	2009	2008
Net operating losses	$27,094	$25,421
Other	918	1,031
Total deferred tax assets	28,012	26,452
Valuation allowance	(28,012)	(26,452)
Net deferred tax asset	$-	$-

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets.  The difference between Salon’s effective income tax rate and the federal statutory (34%) rate is as follows:

	Year Ended March 31,
	2009	2008	2007
Statutory tax benefit	$(1,598)	$(1,177)	$(633)
State taxes, net of federal benefit	(274)	(202)	(109)
Permanent differences	230	130	195
Other	81	253	120
Total	(1,561)	(996)	(427)
Change in valuation allowance	1,561	996	427
	$-	$-	$-

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

During the year ended March 31, 2009, eight shares of Series A preferred stock were converted to 17,671 shares of common stock. Salon received no cash proceeds from the transaction.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Following the above transactions and the 20:1 reverse stock split of November 15, 2006, the conversion rate and common equivalent shares of Salon’s preferred stock is as follows as of March 31, 2009:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series A	675	$4,000	1.811	1,491,009
Series B	125	$4,000	1.495	334,449
Series C	6,582	$800	0.788	6,685,091
Series D-1	417	$1,200	1.707	293,164
Series D-2	417	$1,200	1.976	253,239
Series D-3
Issued on 12/21/05	209	$1,200	1.707	146,934
Issued on 07/27/06	208	$1,200	2.192	113,851
Series D-4
Issued on 07/27/06	42	$1,200	2.192	22,989
Issued on 09/21/06	333	$1,200	1.585	252,067
Issued on 12/18/06	42	$1,200	0.893	56,429
Series D-5
Issued on 12/18/06	125	$1,200	0.893	167,944
Issued on 11/19/07	292	$1,200	1.418	247,169
Total	9,467			10,064,335

The Series A, B, C and D preferred stock conversion rate is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon stock issuances.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Warrants outstanding as of March 31, 2009 that have been issued to holders of Series D preferred stock are as follows:

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

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of March 31, 2009, no dividend has been declared to the holders of preferred stock.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

If, after initial preferential liquidation payments to the holders of Series A, B, C and D preferred stock, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and preferred stock, based on the shares of common stock then held by them and issuable upon conversion of the shares of preferred stock then held by them, until aggregate distributions per share reach $12,000 for the holders of Series A and B preferred stock, $2,400 for the holders of Series C Preferred Stock and $3,600 for the holders of Series D preferred stock.  Salon has currently outstanding 675 shares of Series A preferred stock, 125 shares of Series B preferred stock, 6,582 shares of Series C preferred stock and 2,085 shares of Series D preferred stock.

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

The holders of preferred stock are entitled to vote together with the holders of Salon’s common stock as though part of that class, and are entitled to vote on all matters and to that number of votes equal to the largest number of whole shares of common stock into which the shares of preferred stock could be converted.  Preferred stockholders as a group own approximately 91% of the outstanding shares of common stock and common stock issuable upon conversion of the shares of preferred stock, all with voting rights.

The aggregate liquidation preferences of all preferred stockholders as of March 31, 2009 were $19,443 excluding the effect of undeclared dividends, and $24,246 including the effect of undeclared dividends.  The aggregate liquidation preferences of all preferred stockholders as of March 31, 2008 were $19,497 excluding the effect of undeclared dividends, and $23,498 including the effect of undeclared dividends.

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

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 12. Warrants

During the years ended March 31, 2008 and March 31, 2009, no warrants were exercised.

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

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

The related parties include:
1.	William Hambrecht, the father of Salon’s former CEO and President, has an ownership interest in Ironstone Group, Inc.
2.	Salon’s former CEO and President has an ownership interest in WR Hambrecht + Co. Inc. In addition, the Chairman and CEO of WR Hambrecht + Co Inc. is the father of Salon’s former CEO and President.
3.	Robert McKay, a former Director of Salon, is the managing partner of the McKay Investment Group.

The related parties in the prior table exclude Wenner Media LLC.  Jann Wenner, the Chairman and President of Wenner Media LLC, served as a Director of Salon until February 2006.

Following the above transactions, and after considering warrants issued in conjunction with the issuance of preferred stock (see Footnote No.11) and expired warrants, Salon has warrants to purchase 123,320 shares of common stock outstanding as of March 31, 2009, as follows:

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
	123,320

Note 13. Subsequent Events

Following year end, the Company has received $550 in advances from related parties, including $250 from the father of the Company’s then CEO and director, and $300 from the Company’s Chairman. This debt is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

Selected Quarterly Financial Data (unaudited)
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009:
Net revenues	$1,907	$1,977	$1,848	$1,142
Net loss attributable to
common stockholders	(582)	(1,281)	(1,133)	(1,703)
Basic and diluted net loss per share
attributable to common stockholders	(0.30)	(0.66)	(0.57)	(0.84)
Basic and diluted shares used in per share calculation	1,941	1,953	2,004	2,020

2008:
Net revenues	$1,974	$2,132	$2,190	$1,217
Net loss attributable to common stockholders	(996)	(308)	(616)	(1,544)
Basic and diluted net loss per share
attributable to common stockholders	(0.51)	(0.16)	(0.32)	(0.80)
Basic and diluted shares used in per share calculation	1,940	1,940	1,940	1,940

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (March 31, 2009), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines as set forth in Securities and Exchange Commission Release no. 33-8810, Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant

Salon’s executive officers and directors as of May 31, 2009 are as follows:

Name	Age	Position
Richard Gingras (3)	57	Chief Executive Officer, Director
Norman Blashka	55	Executive Vice President and Chief Financial Officer
Joan Walsh	50	Editor-in-Chief
Deepak Desai (1,4,6)	50	Director
Robert Ellis (2,4)	73	Director
Elizabeth Hambrecht(3)	46	Director
George Hirsch(1,4)	74	Director
James Rosenfield (3,5)	80	Director
David Talbot(2,)	57	Director
John Warnock(1,5)	68	Chairman of the Board, Director

(1)	Class I director whose term expires at the 2009 Annual Meeting of Stockholders
(2)	Class II director whose term expires at the 2010 Annual Meeting of Stockholders
(3)	Class III director whose term expires at the next Annual Meeting of Stockholders
(4)	Member of Audit Committee
(5)	Member of Compensation Committee
(6)	Audit Committee financial expert

Richard Gingras was appointed Chief Executive Officer and a Director in May 2009.  Prior to joining Salon, he worked as an advisor to various technology startups and also served as an advisor on media product strategy to the senior team at Google from November 2007 through December 2008.  From June 2002 through July 2007 he was founder, CEO and Chairman of Goodmail Systems and continued as Chairman through October 2008.  From September 2000 through June 2002, he was an advisor to various technology startups including Audiomill (merged into Real Networks, April 2002), technology incubator ChanceTechAV, web applications platform provider Laszlo Systems, custom book publisher MyPublisher, and broadband applications platform developer Sugar Media. From January 1996 through January 1999, he was the founding Vice President, Programming of @Home Network and following that company’s acquisition of Excite became Senior Vice President and General Manager of Excite@Home's consumer portal division through September 2000. In late 1995 he assembled the seed financing for Salon.com and served as an informal advisor to the Company. From September 1993 to January 1996 he was Group Product Manager, Online Services at Apple Computer. From the spring of 1992 through July 1993 he was Group Product Manager at the Peter Norton Computing division of Symantec Corporation.  From September 1987 through May 1993 he was Chief Executive Officer of MediaWorks, Inc.  Mr. Gingras holds a Bachelor of Arts degree in English from Boston College.

Norman Blashka was appointed Executive Vice President and Chief Financial Officer of Salon in January 2008. From May 2006 through December 2007, he served as Chief Financial Officer of Vizible Corp., an internet software and social networking company. From January 2005 to April 2006, he served as Chief Financial Officer of Operative Media, Inc., an online advertising operations and software company. From January 2004 through December 2005, he served as a financial advisor to a number of internet startup companies. From October 2001 to January 2004, he served as Executive Vice President and Chief Financial Officer of 24/7 Real Media, Inc., a global digital marketing and technology company. From September 1999 until its acquisition in October 2001, he served as Senior Vice President, Chief Financial Officer and Secretary of Real Media, Inc.  Prior thereto, he served in a variety of senior financial and operating positions with both startups and established media companies. Mr. Blashka is a Certified Public Accountant, earned an MBA in finance and accounting from Columbia University, and holds a BA in economics, summa cum laude, from SUNY New Paltz, where he currently sits on the Board of Trustees and chairs its audit committee.

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

Elizabeth Hambrecht served as Chief Executive Office from September 2008 until May 2009.  She also previously served as Salon’s Chief Executive Officer from February 2005 until September 2007 and was Salon’s President from October 2003 until September 2007. From May 2003 through February 2005 she also served as Salon’s Chief Financial Officer and Secretary.  From 1999 to March 2003, she was co-founder and Director of Asiacontent.com, an online media company focused on Asian markets. From 1997 to 2000 she was co-founder, Chief Financial Officer and Director of Boom.com, a Hong Kong-based online stock trading company.  From 1992 to 1995 she was Executive Director at Goldman Sachs (Hong Kong) Ltd.  From 1987 to 1992 she was Assistant Director at Barings Securities (Hong Kong) Ltd.  Ms. Hambrecht holds a Bachelor of Arts degree in History from Vassar College.  She sits on the Board of Trustees of the San Francisco Friends School, and Northern California Public Broadcasting, a public broadcast company for Northern California.

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

David Talbot founded Salon in 1995.  He served as Chief Executive Officer from 1995 through April 1999 and again from October 2003 through February 2005.  He was the Chairman of the Board from April 1999 through December 2006.  He served as Editor-in-Chief from Salon’s incorporation in 1995 through February 2005.  From 1990 to 1995, Mr. Talbot was the Sunday magazine editor and arts & features editor for the San Francisco Examiner newspaper. Mr. Talbot is the author of the New York Times best-seller, "Brothers: The Hidden History of the Kennedy Years," recently published by Free Press/Simon & Schuster. Mr. Talbot has written for numerous publications including Time, The New Yorker and Rolling Stone. In July 2007, Mr. Talbot joined Fenton Communications as a Senior Vice President.  Mr. Talbot holds a Bachelor of Arts degree in Sociology from the University of California at Santa Cruz.

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

ITEM 11.  Executive Compensation

Executive Compensation

The following table shows, for the fiscal year ended March 31, 2009, the compensation of Salon’s (i) principal executive officer; (ii) principal financial officer; and (iii) the three most highly compensated executive officers other than our principal executive officer and principal financial officer who were serving as executive officers during the year ended March 31, 2009, collectively the “Named Executive Officers”:

Summary Compensation Table

					Non-Equity
				Option	Incentive Plan
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Total ($)
Elizabeth Hambrecht (2)	2009	65,360	-	3,047	33,000	101,407
Former Chief Executive Officer

Norman Blashka (3)	2009	195,000	-	266,550	-	461,550
Executive Vice President and Chief Financial Officer

Joan Walsh (4)	2009	219,292	-	272,739	-	492,031
Editor-in-Chief

Christopher Neimeth (5)	2009	408,571	23,973	471,945	-	904,488
Former Chief Executive Officer

Andreas Droste (6)	2009	166,922	-	32,497	55,000	254,420
Former Senior Vice President Sales and Marketing

1.
The amounts shown are the compensation costs recognized by Salon in fiscal year 2009 for option and restricted stock awards, as determined pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), excluding any estimates of future forfeitures.  For a discussion of the assumptions used to calculate the value of the option awards, see Note 2 of the Notes to the Consolidated Financial Statements.

2.
Ms. Hambrecht was reappointed Chief Executive Officer in September 2008 and served in this position until replaced by Richard Gingras in May 2009.  Her base annual salary during fiscal 2009 was $130,000.  Her base salary excludes $33,000 earned for consulting services prior to her appointment as CEO.  Ms. Hambrecht continues to serve as a company director and consultant.

3.
Mr. Blashka was appointed Executive Vice President and Chief Financial Officer in January 2008 at a base annual salary of $200,000. In January 2009, Mr. Blashka agreed to a temporary 10% salary reduction in return for restricted stock.  Included in option awards is an equity grant in lieu of a cash bonus totaling $73,594.

4.
Ms. Walsh continues to serve as Editor-in-Chief.  Her base annual salary during fiscal 2009 was $230,000.  In January 2009, Ms. Walsh agreed to a temporary 10% salary reduction in return for restricted stock. Included in option awards is an equity grant in lieu of a cash bonus totaling $73,594.

5.
Mr. Neimeth served as Chief Executive Officer from September 2007 to September 2008 with a base annual salary of $230,000. Option awards amount includes $329,654 in stock compensation expense due to accelerate vesting. Mr. Neimeth’s salary amount includes payments paid upon his termination totaling $230,000.   The non-equity incentive plan compensation amount reflects a partial year bonus.

6.
Mr. Droste served as Senior Vice President Sales and Marketing from April 2008 to March 2009 at a base annual salary of $180,000.  The salary amount includes payments paid upon his termination totaling $18,000.  The nonequity incentive plan compensation amount reflects commissions paid during the fiscal year.

Grants of Plan-Based Awards in Fiscal 2009

The following table presents information on equity awards granted during the 2009 fiscal year:

GRANTS OF PLAN BASED AWARDS

					All Other
					Option Awards:		Grant Date
					Number of	Exercise or	Fair Value
		Estimated Future Payouts Under			Securities	Base Price	of Stock
	Grant	Equity Incentive Plan Awards			Underlying	of Option	and Option
Name	Date	Threshold	Target	Maximum	Options	Awards (1)	Awards
Elizabeth Hambrecht (2)	12/04/2008				10,833	$0.35	$3,412
	12/04/2008				292,857	$0.35	$102,500

Norman Blashka(3)	12/04/2008				16,667	$0.35	$5,250
	12/04/2008				57,143	$0.35	$20,000

Joan Walsh(4,6)	06/05/2008				125,000	$0.35	$77,500
	12/04/2008				19,167	$0.35	$6,038
	12/04/2008				65,714	$0.35	$23,000

Andreas Droste(5)	12/04/2004				15,000	$0.35	$4,725
	06/05/2008				50,000	$0.35	$31,000

(1)
The exercise price per share of each restricted stock and option was equal to the fair market value of Salon’s common stock on the date of grant. On December 4, 2008, Salon repriced all outstanding options for then current employees at $0.35, with no changes in vesting requirements.

(2)	Non Plan restricted stock awarded to Ms. Hambrecht on December 4, 2008 included 292,857 shares.

(3)	Non Plan restricted stock awarded to Mr. Blashka on December 4, 2008 included 57,143 shares, in lieu of salary.

(4)	Ms. Walsh’s employment agreement stipulated that she would be eligible to receive 125,000 stock options during her employment with Salon.

(5)	Mr. Droste’s employment agreement stipulated that he would be eligible to receive 50,000 shares of common stock during his employment with Salon.

(6)	Non Plan restricted stock awarded to Ms. Walsh on December 4, 2008 included 65,714 shares, in lieu of salary.

Profit Sharing Retirement Plan and 401(k) Savings Plan

Salon has made no contributions to its profit sharing plan nor matched employee contributions to its 401(k) plan since its inception.

Outstanding Equity Awards at Fiscal 2008 Year-End

The following table sets forth the outstanding equity awards for each Named Executive Officer as of March 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
			Equity Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price ($)	Date
Elizabeth Hambrecht	125,000			0.35	2/7/2015
	14,064	(1) 10,936		0.35	12/7/2016
	30,631	39,369		0.35	6/28/2017
		10,833		0.35	12/04/2018

Norman Blashka	85,348	(2) 280,433		0.35	1/7/2018
		16,667		0.35	12/04/2018

Joan Walsh		19,167		0.35	12/04/2018
	98,452	76,548		0.35	12/07/2016
		(1,3) 125,000		0.35	06/05/2018
	1,000			0.35	01/25/2010
	450			0.35	08/17/2010
	750			0.35	11/07/2010
	335			0.35	03/22/2011
	1,000			0.35	05/03/2011
	6,250			0.35	10/24/2011
	100,000			0.35	12/07/2015

(1)	Option vests 1/48th per month starting January 7, 2008 provided the grantee continues to be employed by Salon.

(2)
207,277 options vest 1/48th per month as of April 2009, provided the grantee continues to be employed by Salon. 73,156 options vest upon Salon achieving “positive operating cash flow” in any four trailing quarters.  If Mr. Blashka is terminated, 100% of his outstanding options shall be fully vested and exercisable as of the date of his employment termination; and in the event of a change in control, all outstanding options become fully vested and exercisable.

(3)
Options vest (1) if Ms. Walsh is terminated for other than cause, 100% of the shares subject to then outstanding options shall be fully vested and exercisable as of the date of her termination, and (2) in the event of a change of control, all outstanding options shall become fully vested and exercisable.

Option Exercises during Fiscal Year 2009

No current Named Executive Officer exercised any option during fiscal year 2009.

Pension Benefits

None of Salon’s executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in conjunction with retirement.

Nonqualified Deferred Compensation

Salon does not have any nonqualified deferred compensation plan.

Potential Payments Upon Termination or Change in Control

Salon has entered into employment agreements with Mr. Gingras, Mr. Blashka and Ms. Walsh.

In the event of a change in control, Mr. Gingras is entitled to the following:

(1)           Fifty percent (50%) of Executive’s then unvested equity awards shall become vested.

(2)           If Executive’s employment is terminated pursuant to an Involuntary Termination or Executive resigns for Good Reason within three (3) months before or twelve (12) months after the closing of a Change in Control, then Executive’s remaining unvested equity awards shall become vested.

(3)           The Company (or its successor in interest) will pay Executive an amount in cash equal to the excess, if any, of (A) 5% of the aggregate consideration (including all cash and non-cash consideration) paid or exchanged by one or more acquirers in connection with such Change in Control over (B) Executive’s Option Gains (as defined below).  For purposes of this Agreement, “Executive’s Option Gains” means the sum of (x) for stock options held by Executive on the date of the closing of the transactions constituting a Change in Control (the “Change in Control Date”), the excess, if any, of the aggregate fair market value of the Company common stock underlying such stock options measured as of the Change in Control Date over the aggregate exercise price of such stock options plus (y) for stock options exercised by Executive prior to the Change in Control Date, the excess, if any, of the aggregate fair market value of the Company common stock underlying such stock options as of the date of each such exercise over the aggregate exercise price of such stock options.  The cash payment described in this Section 4(f)(iii) will be paid as soon as administratively practicable after the Change in Control Date, but in no event later than the 15th day of the third month following the end of the year in which the Change in Control occurs.

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

Mr. Gingras, Mr. Blashka and Ms. Walsh’s contracts contain annual target bonus provisions of 50% of salary, 50-100% of salary and $150,000, respectively.  In the event that Mr. Blashka or Ms. Walsh is terminated for a reason other than cause, he or she will be entitled to receive an amount equal to the bonus earned through the date of termination.

Compensation of Directors

The following table details the total compensation by Salon’s non-employee directors for its 2009 fiscal year:

	Fees Earned
	or Paid in	Option
Name	Cash	Awards (1)	Total
Deepak Desai	-	$4,994	$4,994
Robert Ellis	-	$4,994	$4,994
Elizabeth Hambrecht (2)	-	$59,191	$59,191
George Hirsch	-	$4,994	$4,994
Robert McKay	-	$4,994	$4,994
James Rosenfield	-	$4,994	$4,994
David Talbot	-	$4,994	$4,994
John Warnock	-	$4,994	$4,994

(1)
On December 4, 2008, each director except for Ms. Hambrecht received an option to purchase 10,000 shares of common stock.  The grant date fair value of each stock option award was $3,150.  The exercise price per share for the grants to all of the directors was $0.35.  The amounts shown are the compensation costs recognized by Salon in fiscal year 2009 for option awards, as determined pursuant to SFAS 123R, excluding any estimates of future forfeitures.  For a discussion of the assumptions used to calculate the value of the option awards, see Note 2 of Notes to the Consolidated Financial Statements.

(2)
On December 4, 2008, Ms. Hambrecht received an option to purchase 10,833 shares of common stock. The grant date fair value was $3,412. The exercise price per share was $0.35. The amount shown is the compensation costs recognized by Salon in fiscal year 2009, as determined pursuant to SFAS 123R, excluding any estimates of future forfeitures.  For a discussion of the assumptions used to calculate the value of the option awards, see Note 2 of  Notes to the Consolidated Financial Statements.

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

Due to insufficient cash, Salon has only been able to offer its Chief Executive Officer and President, its Editor-in-Chief and its Executive Vice President and Chief Financial Officer a competitive base annual salary and has not previously been able to implement a non-equity incentive compensation plan, or award annual cash bonuses to these executives.  As a consequence, Salon has had to rely on stock option and restricted stock awards in lieu of cash compensation for these officers.  Cash constraints have hampered Salon in attracting new executives.  Salon has therefore had to rely on offering substantial equity awards to entice prospective new executives to join Salon.  Besides cash constraints, Salon faces challenges in hiring and retaining executives due to a relatively small pool of available executive talent in its industry, and because it competes with more established media companies and better funded upstarts.  Salon has experienced difficulties in finding suitable executives to lead its sales and technology efforts, positions in high demand.  As Salon’s brand recognition has increased, so has the demand for its trained talent.

Role of Compensation Committee and Outside Consultants

The Compensation Committee of the Board of Directors oversees and administers Salon’s executive compensation program in accordance with the Compensation Committee Charter.  The Compensation Committee meets on an as-needed basis to: (1) adjust and review executive salaries; (2) award executive bonuses; (3) approve offers to prospective new executive officers; (4) recommend equity grants for executive officers to the Board of Directors; and (5) set non-equity incentive compensation for other key management employees, in conjunction and based upon the recommendation of the executive team.  Due to budgetary constraints, Salon has not utilized the services of outside compensation consultants.  Once Salon’s operations generate sufficient cash to meet operating needs, the Compensation Committee may retain the services of outside consultants to review executive salaries for appropriateness and to formulate incentive plans for the Named Executive Officers.

Elements of Compensation

Salon provides its executive officers with a compensation package consisting of base salary, commissions for its sales executives, and benefit plan participation generally available to other employees.  Beginning in fiscal 2009, bonus plans were offered to named executives. In setting total compensation, the Compensation Committee considers individual and company performance, as well as current and projected cash balances.  In determining the compensation for an executive who has been with Salon for a substantial amount of time, the Compensation Committee will consider what it might cost to hire that executive’s replacement, the effect on attaining revenue and profitability goals, and the effect on the well being of Salon’s Website.

Base Salary. Salaries for Salon’s executive officers are initially set based on negotiation with the individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the industry for individuals of similar education and background. Salon also considers the individual’s experience, reputation in his or her industry and expected contributions to Salon.  Base salary is continuously evaluated to ensure it is competitive and may be adjusted from time to time if Salon believes that it is no longer competitive, to match changes to an individual’s job performance or duties, or to retain an executive.  Cost of living salary adjustments are also granted to executive officers on an ad hoc basis.  In each case, Salon takes into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, competitive salary practices, the potential impediment in reaching profitability if the executive were to leave Salon, and cash projections.  Salon has not utilized benchmarks or compensation studies in determining salary levels, but may do so in the future.

Bonuses and Non-Equity Incentive Plan Compensation. Each executive is eligible for a cash bonus.  Due to limited cash, no bonuses have ever been granted in the past to Salon’s Chief Executive Officer and President, Chief Financial Officer and Secretary and Editor-in-Chief. In fiscal 2009, a partial cash bonus of $23,978 was paid to Mr. Neimeth, the Company’s CEO until September 2008, due to the Company achieving certain operating targets through the date of his departure.

In order to align corporate goals and provide incentives for a its new Chief Executive Officer, its  Chief Financial Officer, and its Editor-in-Chief, the Compensation Committee will be formulating  a bonus plan for fiscal 2010, in accordance with their employment contracts. Fiscal year 2010 target bonuses for these executives are $115,000, $150,000, and $150,000, respectively.  Mr. Blashka and Ms. Walsh’s incentive compensation plans for fiscal year 2009 were based on attaining prescribed common operating, financial and other profitability goals, and were each targeted at $150,000.  The bonuses, if earned, were payable in cash or stock at the Company’s option.  If paid in stock, amounts were to be increased by 25%.  The targeted amounts are contractually set.  The goals were set based on what the Committee perceived to be synchronized with the overall goal of increasing Salon’s enterprise value. Based on 2009 operating results, Mr. Blashka and Ms. Walsh have each earned additional equity compensation of $73,594, in lieu of cash.

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

The number of stock options Salon granted to executives has varied widely.  On May 4, 2009, Mr. Gingras was granted 1,416,211 options upon joining the Company, with the right to receive up to an aggregate amount equal to 10% of the fully-diluted shares of the Company under certain circumstances. On December 4, 2009, Salon granted 16,667 options to its Chief Financial Officer, Mr. Blashka, 15,000 options to its then Vice President of Sales and Marketing, Andreas Droste, and 19,167 to Salon’s Editor-in-Chief, Joan Walsh. During Fiscal 2008, in order to attract a new chief financial officer, Salon granted 365,781 options to Mr. Blashka.  On June 5, 2008, the Company granted to Mr. Droste 50,000 options. In May, 2008, Ms.Walsh was also granted 125,000 options in connection with her new employment agreement.

As of March 31, 2009, Salon’s stock option plan allows for the granting of approximately 293,000 shares of common stock.  In June 2009, subject to shareholder approval, the Board of Directors increased the available pool by 4.500,000 to fulfill its obligations to Mr. Gingras and potential future hires.

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

During fiscal 2009, Mr. Blashka, Ms. Walsh and Mr. Droste received  57,143, 65,714, and 51,429 shares of restricted stock, respectively, in return for agreeing to temporary salary reductions. Ms. Hambrecht was granted 200,000 shares when she was reappointed as Chief Executive Officer.

Perquisites.  Salon does not offer any perquisites to its executive officers.

Retirement and Other Benefits.  Salon has a 401(k) savings plan for its employees that allows for matching contributions and profit sharing.  Due to limited cash, Salon has never made matching or profit sharing contributions and has no intent to do so in the 2009 fiscal year. Salon does not have a deferred compensation plan for any employee.

Named Executive Officer Cash Compensation

Elizabeth Hambrecht served as CEO from September 2008 until replaced by Mr, Gingras, during which time she received a base annual salary of $130,000. She also received $33,000 earned for consulting services prior to her appointment as CEO. Ms. Hambrecht’s resignation did not affect her service as a director of the Company’s board of directors.  She was not eligible for a bonus.

Christopher Neimeth served as CEO until his departure in September 2008. He was paid an annual salary of $230,000, received additional cash compensation of $23,973, and severance, when fully paid, totaling $230,000.

Norman Blashka, Executive Vice President and CFO, joined Salon in January 2008. His starting contractual base annual salary is $200,000.  Due solely to limited cash, Mr. Blashka agreed to a  temporary  ten percent salary reduction in January 2009. He did not receive any other form of cash compensation during fiscal year 2009.

Joan Walsh, Editor-in-Chief, has a contractual salary of $230,000. She received cash compensation of $219,000 during fiscal year 2009 after she agreed to a temporary ten percent salary reduction in January 2009.  Due solely to the Company’s limited cash, Ms. Walsh did not receive any other form of cash compensation during fiscal year 2009.

Andreas Droste joined Salon on April 14, 2008 as Senior Vice President of Sales and Marketing at a base annual salary of $180,000. Mr. Droste left the Company’s employ in March 2009.  In connection with the termination of his employment, Mr. Droste received severance in the amount of $18,000.  Prior to his departure, he earned $55,000 in commissions.

Richard Gingras, who became CEO effective May 1, 2009, earns a base salary of $230,000.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits deductions for executive compensation in excess of $1 million except for certain compensation which qualifies for a performance-based exception.  Certain types of compensation in excess of $1 million are deductible by a company if performance criteria are specified in detail and are contingent on stockholder approval of the compensation arrangement.  As Salon has been unable to award bonuses and other forms of non-equity incentive compensation to any of its Named Executive Officers due limited cash, the $1 million limitation has not been a factor for Salon.  In the future, Salon and the Compensation Committee will endeavor to structure executive compensation plans to achieve maximum deductibility under Section 162(m) with minimal sacrifices of flexibility and impact on corporate objectives.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding Equity Compensation Plans may be found in Part II, Item 5, commencing on page 23 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of June 1, 2009 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each director and nominee, (c) each executive officer named in the Summary Compensation Table, and (d) by all executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership (2)	of Class (3)
William R. Hambrecht (4)	3,945,348	91.3%
Shea Ventures LLC (5)	1,685,957	53.8%
Adobe Systems Incorporated (6)	443,847	18.8%
Octavia LLC (7)	374,222	15.7%
Robert McKay(ex-Director) (8)	341,510	14.5%
Constellation Venture Capital (9)	302,095	13.2%
Jann Wenner (ex-Director) (10)	272,340	12.0%
HVS Boxers, LLC (11)	143,743	6.7%
Nancy & Timothy Armstrong (12)	137,837	6.4%

Executive Officers and Directors
John Warnock (13)	6,056,158	91.7%
Elizabeth Hambrecht (14)	429,806	17.6%
David Talbot (15)	288,738	12.5%
Joan Walsh (16)	256,672	11.3%
James Rosenfield (17)	38,597	1.9%
George Hirsch (18)	35,492	1.7%
Robert Ellis (19)	29,760	1.5%
Deepak Desai (21)	27,260	1.3%
Norman Blashka (22)	109,734	5.1%
Richard Gingras	-	-
All executive officers and directors as a group (10 persons)	7,272,217	93.0%

(1)	The address for all beneficial owners is c/o Salon Media Group, Inc., 101 Spear Street, Suite 203, San Francisco, CA 94105.

(2)
Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(3)
Calculated on the basis of 2,021,276 shares of Common Stock outstanding as of June 1, 2009, shares of Common Stock underlying options exercisable within sixty (60) days of June 1, 2009, shares of Common Stock that a shareholder has the right to acquire upon conversion of shares of Series A, B, C, and D Preferred Stock, shares of Common Stock issuable upon the conversion of promissory notes, and currently exercisable warrants to acquire shares of Common Stock are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants, as applicable, on a stand-alone basis, without considering the ownership interest of other stockholders.

(4)
Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”) and is the Chairman and Chief Executive Officer of those entities.   The Hambrecht Entities own 35,822 shares of Common Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer, has a pecuniary ownership interest in the Hambrecht Entities.  Mr. Hambrecht individually owns 405,385 shares of Common Stock, 936,550 shares of Common Stock that Mr. Hambrecht has the right to acquire upon conversion of 50 shares of series A Preferred Stock and 378 shares of Series C Preferred Stock and 584 shares of Series D Preferred Stock and 61,736 shares of Common Stock issuable upon exercise of  immediately exercisable warrants. He also holds a promissory note convertible into 1,061,119 shares of Common Stock. Includes ownership by The Sarah and William Hambrecht Foundation of 32,005 shares of Common Stock and 275,459 shares of common stock that the Foundation has the right to acquire upon conversion of 75 shares of Series A Preferred Stock and 108 shares of Series C Preferred Stock.  William Hambrecht and Elizabeth Hambrecht are Directors and have voting rights in the Sarah & William Hambrecht Foundation.  Includes ownership by HAMCO Capital Corporation, consisting of 20,782 shares of Common Stock and 171,291 shares of Common Stock that HAMCO has the right to acquire upon conversion of 127 shares of Series C Preferred Stock and 63 shares of Series D preferred stock.  Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital.  Includes ownership by Ironstone Group, Inc., consisting of 79,970 shares of Common Stock and 856,204 shares of Common Stock that Ironstone has the right to acquire upon conversion of 843 shares of Series C Preferred Stock.  Mr. Hambrecht has an ownership interest in Ironstone Group, Inc.  Mr. Hambrecht and Ms. Hambrecht disclaim beneficial ownership of the shares of Salon’s Common Stock held directly by the Hambrecht Entities, HAMCO Capital and Ironstone, other than their proportionate ownership interest.

(5)
Consists of 122,965 shares of Common Stock held by the stockholder and 984,197 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock and 697 shares of Series C preferred Stock.  Includes 78,101 shares of Common Stock of a trust, as well as 130,005 shares of Common Stock that the trust has the right to acquire upon conversion of 128 shares of Series C Preferred Stock. Includes 370,689 shares of Common Stock issuable upon conversion of a promissory note held by the trust.  Edward Shea is the Manager of the stockholder and a Trustee of the trust, and is also a Director of Ironstone Group, Inc. mentioned under item (4).

(6)
Consists of 109,379 shares of Common Stock held by the stockholder.  Includes 334,468 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series B Preferred Stock.  Salon’s Chairman John Warnock is the co-Chairman of the stockholder and disclaims beneficial ownership of the shares held by the stockholder.

(7)
Consists of 17,805 shares of Common Stock held by the stockholder.  Includes 356,417 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 216 shares of Series C Preferred Stock.

(8)
Consists of 4,200 shares of Common Stock held by the Robert McKay Family Partnership, 7,840 shares of Common Stock held by the McKay Investment Group and 2,921 shares of Common Stock in the Elaine McKay Family Partnership.  Includes 297,508 shares of Common Stock that the McKay Investment Group, Inc. has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and that the Elaine McKay Family Partnership has the right to acquire upon conversion of 158 shares of Series C Preferred Stock.  Mr. McKay, a former Director of Salon, is the Managing Partner of all the entities.  Includes 29,041 shares subject to options that may be exercised within sixty (60) days of June 1, 2009.

(9)
Consists of 33,084 shares of Common Stock held by Constellation Venture Capital, LP and 7,096 shares of Common Stock held by Constellation Venture Offshore, LP.  Includes 114,932 shares of Common Stock that Constellation Venture Capital has the right to acquire upon conversion of 52 shares of Series A Preferred Stock and 24,312 shares of Common Stock that Constellation Venture Capital Offshore, LP has the right to acquire upon conversion of 11 shares of Series A Preferred Stock.

(10)
Consists of 18,424 shares of Common Stock held by the stockholder.  Includes 253,916 shares of Common Stock that Wenner Media LLC has the right to acquire upon conversion of 250 shares of Series C Preferred Stock.   Mr. Wenner, the Chairman and President of Wenner Media LLC served as a Director of Salon until  February 2006.

(11)	Consists of 6,709 shares of Common Stock. Includes 137,034 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock.

(12)	Includes 146,983 shares of Common Stock that the stockholder has the right to acquire upon conversion of 209 shares of Series D Preferred Stock.

(13)
Consists of 410,426 shares of Common Stock held by the Chairman of the Board of Salon. Includes 4,495,983 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock, 3,474 shares of Series C Preferred Stock, and 874 shares of Series D preferred stock and 59,370 shares of Common Stock issuable upon exercise of immediately exercisable warrants. Includes 1,061,119 shares of Common Stock issuable upon conversion of a promissory note.  Includes 29,260 shares subject to options that may be exercised within sixty (60) days of June 1, 2009.

(14)
Consists of 3,750 shares of Common stock held by the Director.  Includes 248,446 shares of Common Stock that the Officer has the right to acquire upon conversion of 31 shares of Series C Preferred Stock and 334 shares of Series D Preferred Stock.  Includes 177,610 shares subject to options that may be exercised within sixty (60) days of June 1, 2009.  Excludes her proportional beneficial ownership of amounts owned by the Hambrecht Entities and HAMCO Capital described in footnote (4).

(15)
Consists of 384 shares of Common Stock, of which 128 shares are held by Camille Peri, Mr. Talbot's spouse, and 256 shares held in trust for the benefit of Mr. Talbot's children.  Mr. Talbot disclaims beneficial ownership of the shares held individually by his spouse and in trust for his children.  Includes 288,354 shares subject to options that may be exercised within sixty (60) days of June 1, 2009.

(16)	Includes 256,672 shares subject to options that may be exercised within sixty (60) days of June 1, 2009.

(17)	Includes 38,597 shares subject to options that may be exercised within sixty (60) days of June 1, 2009.

(18)	Consists of 732 shares of Common Stock held by the Director and 34,760 shares subject to options that may be exercised within sixty (60) days of June 1, 2009.

(19)	Consists of 500 shares of Common Stock held by the Director and 29,2960 shares subject to options that may be exercised within sixty (60) days of June 1, 2009.

(21)	Includes 27,260 shares subject to options that may be exercised within sixty (60) days of June 1, 2009.

(22)	Includes 109,734 shares subject to options that may be exercised within sixty (60) days of June 1, 2009.

Series A Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series A Preferred Stock as of June 1, 2009 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership	of Class
William R. Hambrecht (2)	125	18.5%
John Warnock (3,6)	125	18.5%
Shea Ventures LLC (3)	125	18.5%
Constellation Venture Capital (4)	63	9.3%
McKay Investment Group (5,6)	62	9.2%
Octavia LLC (5)	62	9.2%
HVS Boxers LLC (5)	62	9.2%
All executive officers and directors as a group (2 persons)	125	18.5%

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

(2)
Includes 75 shares held by the Sarah & William Hambrecht Foundation that are convertible into 165,768 shares of Common Stock, subject to adjustment.  Also includes 50 shares held by WR Hambrecht + Co. LLC that are convertible into 110,512 shares of Common Stock, subject to adjustment.  Mr. Hambrecht is the father of Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer.  Ms. Hambrecht has an ownership interest in WR Hambrecht + Co. LLC and is a Director of and has voting rights in the Sarah & William Hambrecht Foundation.

(3)	Shares held by the named stockholder are convertible into 276,280 shares of Common Stock, subject to adjustment.

(4)
Includes 52 shares held by Constellation Venture Capital, LP that are convertible to 114,932 shares of Common Stock and 11 shares held by Constellation Venture Capital (Offshore), LP that are convertible to 24,312 shares of Common Stock, all subject to adjustment.

(5)	Shares held by the named stockholder are convertible into 160,474 shares of Common Stock, subject to adjustment.

(6)	Director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series A Preferred Stock.

Series B Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series B Preferred Stock as of June 1, 2009 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series B Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all executive officers and directors of Salon as a group.

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

(2)	Shares held by the named stockholder are convertible into 334,468 shares of Common Stock, subject to adjustment.

(3)
No director or Named Executive Officer beneficially owns shares of Series B Preferred Stock.  However John Warnock, Salon’s Chairman of the Board, is the Co-Chairman of the Board of Adobe Systems Inc. and disclaims beneficial ownership of the shares of Series B Preferred stock held by Adobe Systems Inc.

Series C Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series C Preferred Stock as of June 1, 2009 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series C Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

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

(2)	Shares held by the named stockholder are convertible into 3,505,000 shares of Common Stock, subject to adjustment.

(3)
Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”) and is the Chairman and Chief Executive Officer of those entities.  Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer, has an ownership interest in the Hambrecht Entities.  Includes 108 shares held by the Sarah & William Hambrecht Foundation that are convertible to 109,691 shares of Common Stock, subject to adjustment.   Mr. Hambrecht and Ms. Hambrecht are Directors and have voting rights in the Sarah & William Hambrecht Foundation.   Includes 127 shares held by HAMCO Capital that are convertible to 128,989 shares of Common Stock, subject to adjustment.  Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital.  Includes 843 shares held by Ironstone Group, Inc. that are convertible to 856,204 shares of Common Stock, subject to adjustment.  Mr. Hambrecht has an ownership interest in Ironstone Group, Inc. Mr. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation and Ironstone Group, Inc., other than his proportionate ownership interest. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by the Hambrecht Entities and HAMCO Capital Corporation, other than her proportionate ownership interest.   Excludes 825 shares held by or controlled by Edward Shea that are convertible into 837,922 shares of Common Stock, subject to adjustment mentioned under item (4).  Mr. Shea is a Director of Ironstone Group, Inc.

(4)
Includes 697 shares held by the named stockholder that are convertible into 707,917 shares of Common Stock, subject to adjustment.  Includes 128 shares owned by the E&M RP Trust that are convertible into 130,005 shares of Common Stock, subject to adjustment.

(5)
Shares held by the named stockholder are convertible into 160,474 shares of Common Stock, subject to adjustment.  Mr. McKay, Director, has an ownership interest in the Elaine McKay Family Partnership. Mr. McKay is the Managing Partner of the partnership.

(6)	Shares held by the officer are convertible into 31,485 shares of Common Stock. Stockholder is the President and Chief Executive Officer of the registrant.

(7)	Current director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series C Preferred Stock.

Series D Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series D-1, D-2, D-3, D-4 and D-5 Preferred Stock (the “Series D Preferred Stock”) as of June 1, 2009 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series D Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

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

(3)
Mr. Hambrecht is the father Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer.  Includes 584 shares held by a trust of the stockholder that are convertible to 442,118 shares of common stock, subject to adjustment.  Includes 63 shares held by HAMCO Capital Corporation that are convertible to 42,302 shares of common stock, subject to adjustment.  Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital.  Mr. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation other than his proportionate ownership interest. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation other than her proportionate ownership interest.

(4)	Shares held by the Officer are convertible into 216,961 shares of Common Stock, subject to adjustment.

(5)	Shares held by the named stockholder are convertible into 146,983 shares of Common Stock, subject to adjustment.

(6)	Current director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series D Preferred Stock.

ITEM 13.  Certain Relationships and Related Transactions

In May 2007, Salon entered into a line of credit with Deutsche Bank Securities, Inc. for borrowings of up to $1 million plus accrued interest.  This agreement is guaranteed in its entirety by John Warnock, Salon’s Chairman. As of March 31, 2008 and March 31, 2009, the line was fully drawn.  Accrued interest thereon is $79.

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

In March 2008, the Company’s Chairman advanced $500, pending completion of a contemplated financing that was under negotiation as of year end.  In April, 2008, the Company sold $1 million of convertible promissory notes.  The notes have a four year maturity, bear interest at a fixed rate of 7.5% per annum, payable annually in cash or in kind, and are convertible into Common Stock at the rate of $1.68 per share.  Mr. Warnock and Mr. Hambrecht each purchased notes in the amount of $500.

In October, 2008, the Company sold $1 million of convertible promissory notes.  The notes have a four year maturity, bear interest at a fixed rate of 7.5% per annum, payable semi-annually in cash or in kind, and are convertible into Common Stock at the rate of $.67 per share.  Mr. Warnock and Mr. Hambrecht each purchased notes in the amount of $500.

In March 2009, Mr. Warnock advanced $250 to fund working capital.

Subsequent to year end, Mr. Warnock and Mr. Hambrecht have advanced $300 and $250, respectively, to meet Salon’s working capital requirements.  This debt is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

In May 2009, the Company entered into an advisory agreement with its director and former chief executive office, Elizabeth Hambrecht, under which she will be compensated at the annual rate of $150,000, payable half in cash and half in Salon stock. The agreement may be terminated at any time by either the Company or the advisor.

During the year ended March 31, 2008 and March 31, 2009, no warrants were exercised by related parties

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

During the year ended March 31, 2007, warrants for 92,300 shares of common stock were converted by related parties to 57,741 shares of common stock for which Salon did not receive any consideration under the net exercise provisions of the warrants, as follows:

				Exercise
Issue Date	Exercise Date	Warrant Holder	Warrant Shares	Price per share	Converted Shares
04/10/03	04/04/06	Ironstone Group, Inc (1)	15,000	$0.834	12,766
04/29/03	04/25/06	Ironstone Group, Inc (1)	15,000	$0.901	12,183
10/06/03	05/11/06	Ironstone Group, Inc (1)	15,000	$1.036	10,909
10/30/03	05/11/06	Ironstone Group, Inc (1)	7,500	$0.901	5,721
08/09/01	08/09/06	McKay Investment Group (2)	24,800	$2.188	7,840
02/10/04	02/07/07	WR Hambrecht + Co Inc. (3)	15,000	$0.690	8,322
		Total converted	92,300		57,741

(1)	William Hambrecht has an ownership interest in Ironstone Group, Inc.
(2)	Salon former Director Robert McKay is the managing partner of the McKay Investment Group.
(3)	William Hambrecht is the Chairman and Chief Executive Officer of WR Hambrecht + Co. Inc. Elizabeth Hambrecht has a pecuniary interest in WR Hambrecht + Co. Inc.

During the year ended March 31, 2007, the following related parties purchased shares of Salon’s Series D preferred stock:

		Series D	Cash	Shares	Warrants
Purchaser	Date	Subclass	Received	Issued	Issued
The Hambrecht 1980 Revocable Trust (2)	07/27/06	D-3	$150,000	125	9,097
John Warnock (1)	07/27/06	D-3	99,600	83	6,040
John Warnock (1)	07/27/06	D-4	50,400	42	3,056
The Hambrecht 1980 Revocable Trust (2)	09/21/06	D-4	200,400	167	17,599
John Warnock (1)	09/21/06	D-4	199,200	166	17,494
John Warnock (1)	12/15/06	D-4	50,400	42	8,244
John Warnock (1)	12/15/06	D-5	150,000	125	24,536
			$900,000	750	86,066

(1)	John Warnock is the Chairman of the Board of Directors of Salon.
(2)	The Hambrecht 1980 Revocable Trust is a trust of William Hambrecht, the father of Salon’s CEO and President and a Director.

In November 2006, William Hambrecht, the father of Salon’s CEO and President sold to her in a private transaction 146 shares of Series D-1 preferred stock and 188 shares of Series D-2 preferred stock.

Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons

Salon has relied on cash infusion from related persons to meet cash operating needs from the year ended March 31, 2003 through the year ended March 31, 2009. During this period of inadequate cash, the Board of Directors approved related person transactions after full disclosure of the interests of related parties.  Subsequent to March 31, 2007, Salon’s Audit Committee separately, or in conjunction with the full Board, excluding those related parties involved in such transactions reviewed, approved and/or ratified all related party transactions, as the Audit Committee is empowered to do under Salon's Audit Committee Charter.

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

ITEM 14.  Principal Accountant Fees and Services

Burr, Pilger & Mayer LLP is Salon’s independent registered accountant.  The aggregate audit fees billed by Burr, Pilger & Mayer LLP for year ended March 31, 2008 were $110,172 and for March 31, 2009 are estimated to be approximately $99,627.  In addition, the aggregate corporate tax filing fees for the year ended March 31, 2009 are estimated to be approximately $8,500. Fiscal year 2009 was the first year Burr, Pilger & Mayer LLP was engaged to perform corporate tax filing services.  Except for corporate tax filing services, Burr, Pilger & Mayer LLP did not perform any services for which Salon incurred fees for non-audit related fees, or other fees, nor did any other such firm.

During the year ended March 31, 2009, all audit and tax fees were pre-approved by the Audit Committee.  The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services.

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

4.1(1)	Third Amended and Restated Rights Agreement dated April 14, 1999.
4.1(8)	Fourth Amended and Restated Rights Agreement dated January 12, 2000.
4.2(1)	Second Amended and Restated Voting Agreement dated April 14, 1999.
4.2(5)	Bylaws of the Company are incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1.

4.2.1(10)	Securities Purchase Agreement dated as of August 9, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.2(10)	Securities Rights Agreement dated as of August 9, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.3(10)	Form of Common Stock Purchase Warrant dated August 9, 2001 issued by Salon Media Group, Inc.
4.2.4(11)	Securities Purchase Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.5(11)	Securities Rights Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.6(11)	Form of Common Stock Purchase Warrant dated September 13, 2001 issued by Salon Media Group, Inc.
4.2.7(12)	Securities Purchase Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems Incorporated.
4.2.8(12)	Securities Rights Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems Incorporated.
4.2.9(12)	Form of Common Stock Purchase Warrant dated February 14, 2002 issued by Salon Media Group, Inc.
4.2.10(13)	Note and Warrant Purchase Agreement dated as of July 24, 2002.
4.2.11(13)	Form of Convertible Promissory Note, dated July 24, 2002 issued by Salon Media Group, Inc.
4.2.12(13)	Form of Common Stock Purchase Warrant, dated July 24, 2002 issued by Salon Media Group, Inc.
4.2.13(14)	Note dated as of October 3, 2002.
4.2.14(15)	Note and Warrant Purchase Agreement dated as of December 18, 2002.
4.2.15(15)	Form of Convertible Promissory Note, dated December 18, 2002 issued by Salon Media Group, Inc.
4.2.16(15)	Form of Common Stock Purchase Warrant, dated December 18, 2002 issued by Salon Media Group, Inc.
4.2.17(16)	Note and Warrant Purchase Agreement dated as of January 26, 2003.
4.2.18(16)	Form of Convertible Promissory Note, dated January 26, 2003 issued by Salon Media Group, Inc.
4.2.19(16)	Form of Common Stock Purchase Warrant, dated January 26, 2003 issued by Salon Media Group, Inc.
4.2.20(17)	Note and Warrant Purchase Agreement dated as of February 11, 2003.
4.2.21(17)	Form of Convertible Promissory Note, dated February 11, 2003 issued by Salon Media Group, Inc.
4.2.22(17)	Form of Common Stock Purchase Warrant, dated February 11, 2003 issued by Salon Media Group, Inc.
4.2.23(18)	Form of Note and Warrant Purchase Agreement used during March 2003.
4.2.24(18)	Form of Convertible Promissory Note used during March 2003 by Salon Media Group, Inc.

4.2.25(18)	Form of Common Stock Purchase Warrant used during March 2003 by Salon Media Group, Inc.
4.2.26(19)	Note and Warrant Purchase Agreement dated April 10, 2003.
4.2.27(19)	Convertible Promissory Note dated April 10, 2003 by Salon Media Group, Inc.
4.2.28(19)	Common Stock Purchase Warrant dated April 10, 2003 by Salon Media Group, Inc.
4.2.29(20)	Note and Warrant Purchase Agreement dated April 29, 2003.
4.2.30(20)	Convertible Promissory Note dated April 29, 2003 by Salon Media Group, Inc.
4.2.31(20)	Common Stock Purchase Warrant dated April 29, 2003 by Salon Media Group, Inc.
4.2.32(21)	Note and Warrant Purchase Agreement dated May 28, 2003.
4.2.33(21)	Convertible Promissory Note dated May 28, 2003 by Salon Media Group, Inc.
4.2.34(21)	Common Stock Purchase Warrant dated May 28, 2003 by Salon Media Group, Inc.
4.2.35(22)	Note and Warrant Purchase Agreement dated June 12, 2003.
4.2.36(22)	Convertible Promissory Note dated June 12, 2003 by Salon Media Group, Inc.
4.2.37(22)	Common Stock Purchase Warrant dated June 12, 2003 by Salon Media Group, Inc.
4.2.38(23)	Note and Warrant Purchase Agreement dated June 26, 2003.
4.2.39(23)	Convertible Promissory Note dated June 26, 2003 by Salon Media Group, Inc.
4.2.40(23)	Common Stock Purchase Warrant dated June 26, 2003 by Salon Media Group, Inc.
4.2.41(25)	Note and Warrant Purchase Agreement dated July 10, 2003.
4.2.42(25)	Convertible Promissory Note dated July 10, 2003 by Salon Media Group, Inc.
4.2.43(25)	Common Stock Purchase Warrant dated July 10, 2003 by Salon Media Group, Inc.
4.2.44(26)	Note and Warrant Purchase Agreement dated July 30, 2003.
4.2.45(26)	Convertible Promissory Note dated July 30, 2003 by Salon Media Group, Inc.
4.2.46(26)	Common Stock Purchase Warrant dated July 30, 2003 by Salon Media Group, Inc.
4.2.47(27)	Note and Warrant Purchase Agreement dated September 12, 2003.
4.2.48(27)	Convertible Promissory Note dated September 12, 2003 by Salon Media Group, Inc.
4.2.49(27)	Common Stock Purchase Warrant dated September 12, 2003 by Salon Media Group, Inc.
4.2.50(28)	Note and Warrant Purchase Agreement dated September 29, 2003.
4.2.51(28)	Convertible Promissory Note dated September 29, 2003 by Salon Media Group, Inc.
4.2.52(28)	Common Stock Purchase Warrant dated September 29, 2003 by Salon Media Group, Inc.
4.2.53(28)	Note and Warrant Purchase Agreement dated October 6, 2003.
4.2.54(28)	Convertible Promissory Note dated October 6, 2003 by Salon Media Group, Inc.
4.2.55(28)	Common Stock Purchase Warrant dated October 6, 2003 by Salon Media Group, Inc.
4.2.56(29)	Note and Warrant Purchase Agreement dated October 10, 2003.
4.2.57(29)	Convertible Promissory Note dated October 10, 2003 by Salon Media Group, Inc.
4.2.58(29)	Common Stock Purchase Warrant dated October 10, 2003 by Salon Media Group, Inc.
4.2.59(30)	Note and Warrant Purchase Agreement dated October 30, 2003.
4.2.60(30)	Convertible Promissory Note dated October 30, 2003 by Salon Media Group, Inc. with Ironstone Group, Inc.

4.2.61(30)	Common Stock Purchase Warrant dated October 30, 2003 by Salon Media Group, Inc. with Ironstone Group, Inc.
4.2.62(30)	Convertible Promissory Note dated October 30, 2003 by Salon Media Group, Inc. with John Warnock.
4.2.63(30)	Common Stock Purchase Warrant dated October 30, 2003 by Salon Media Group, Inc. with John Warnock.
4.2.64(30)	Note and Warrant Purchase Agreement dated November 12, 2003.
4.2.65(30)	Convertible Promissory Note dated November 12, 2003 by Salon Media Group, Inc.
4.2.66(30)	Common Stock Purchase Warrant dated November 12, 2003 by Salon Media Group, Inc.
4.2.67(31)	Note and Warrant Purchase Agreement dated November 24, 2003.
4.2.68(31)	Convertible Promissory Note dated November 24, 2003 by Salon Media Group, Inc. and John Warnock.
4.2.69(31)	Common Stock Purchase Warrant dated November 24, 2003 by Salon Media Group, Inc. for John Warnock.
4.2.70(31)	Convertible Promissory Note dated November 24, 2003 by Salon Media Group, Inc. and HAMCO Capital Corporation.
4.2.71(31)	Common Stock Purchase Warrant dated November 24, 2003 by Salon Media Group, Inc. for HAMCO Capital Corporation.
4.2.72(32)	Note and Warrant Purchase Agreement dated December 10, 2003.
4.2.73(32)	Convertible Promissory Note dated December 10, 2003 by Salon Media Group, Inc. and Wenner Media LLC.
4.2.74(32)	Common Stock Purchase Warrant dated December 10, 2003 by Salon Media Group, Inc. for Wenner Media LLC.
4.2.75(32)	Note and Warrant Purchase Agreement dated December 11, 2003.
4.2.76(32)	Convertible Promissory Note dated December 10, 2003 by Salon Media Group, Inc. and John Warnock.
4.2.77(32)	Common Stock Purchase Warrant dated December 10, 2003 by Salon Media Group, Inc. for John Warnock.
4.2.78(36)	Securities Purchase Agreement dated as of December 30, 2003 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.79(36)	Form of Common Stock Purchase Warrant dated December 30, 2003 issued by Salon Media Group, Inc.
4.2.80(37)	Securities Purchase Agreement dated as of February 10, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.81(37)	Form of Common Stock Purchase Warrant dated February 10, 2004 issued by Salon Media Group, Inc.
4.2.82(38)	Securities Purchase Agreement dated as of June 4, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.83(38)	Form of Common Stock Purchase Warrant dated June 4, 2004 issued by Salon Media Group, Inc.
4.2.84(39)	Amendment No. 1 to Securities Purchase Agreement dated as of September 30, 2004.
4.2.85(39)	Common Stock Purchase Warrant dated September 30, 2004 issued by Salon Media Group, Inc.
4.2.86(43)	Amendment No. 2 to Securities Purchase Agreement dated as of February 2, 2005.

4.2.87(43)	Form of Common Stock Purchase Warrant dated February 2, 2005 issued by Salon Media Group, Inc.
4.2.88(45)	Amendment No. 3 to Securities Purchase Agreement dated November 9, 2005.
4.2.89(46)	Amendment No. 4 to Securities Purchase Agreement dated December 21, 2005.
4.2.90(46)	Common Stock Purchase Warrant dated December 21, 2005 issued by Salon Media Group, Inc.
4.2.91(48)	Amendment No. 5 to Securities Purchase Agreement dated July 27, 2006.
4.2.92(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to The Hambrecht 1980 Revocable Trust.
4.2.93(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.94(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.95(49)	Amendment No. 6 to Securities Purchase Agreement dated September 21, 2006..
4.2.96(49)	Common Stock Purchase Warrant dated September 21, 2006 issued by Salon Media Group, Inc. to The Hambrecht 1980 Revocable Trust.
4.2.97(49)	Common Stock Purchase Warrant dated September 21, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.98(50)	Amendment No. 7 to Securities Purchase Agreement dated December 18, 2006..
4.2.99(50)	Common Stock Purchase Warrant dated December 18, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.100(50)	Common Stock Purchase Warrant dated December 18, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.101(52)	Amendment No.8 to Securities Purchase Agreement dated November 19, 2007
4.2.102(52)	Common Stock Purchase warrant dated November 19, 2007
5.0 (41)	Legal opinion filed by DLA Piper Rudnick Gray Cary US LLP dated January 14, 2005.
10.0(4)	Commercial Office Lease between Pacific Resources PCX Development, Inc. and Salon dated July 9, 1999.
10.0(6)	Rainbow Media Holdings, Inc. Stock Purchase Agreement dated December 3, 1999.
10.1(1)	1995 Stock Option Plan.
10.1(6)	Bravo Website Agreement dated January 12, 2000.
10.2(2)	1999 Employee Stock Purchase Plan.
10.2(6)	Bravo Production Agreement dated January 12, 2000.
10.3(1)	Form of Indemnity Agreement.
10.4(1)	Commercial Office Lease between T/W Associates and Salon dated June 25, 1997.
10.6(1)	Employment Agreement between Michael O’Donnell and Salon dated November 7, 1996.
10.6(9)	Employment Agreement between Robert O’Callahan and Salon dated June 26, 2000.
10.9(1)	Warrant to Purchase Stock issued to Imperial Bancorp dated December 17, 1998.
10.10(1)	Warrant to Purchase Stock issued to Imperial Bank dated April 13, 1998.
10.11(1)	Warrant to Purchase Stock issued to Imperial Bankcorp dated April 14, 1997.
10.12(1)	Warrant to Purchase Stock issued to America Online Inc. dated July 31, 1998.

10.13(1)	Warrant to Purchase Stock issued to Adobe Ventures II L.P. dated September 18, 1998.
10.14(1)	Warrant to Purchase Stock issued to ASCII Ventures dated September 18, 1998.
10.15(1)	Warrant to Purchase Stock issued to H&Q Salon Investors, L.P. dated September 18, 1998.
10.16(2)	Warrant to Purchase Stock issued to Daiwa Securities America Inc. dated April 14, 1999.
10.17(2)	Warrant to Purchase Stock issued to ACT III Communications dated April 14, 1999.
10.18(9)	Amendment No. 2 To Anchor Tenant Agreement between America Online, Inc. and Salon.
10.19(1)	Series A Preferred Stock Purchase Agreement dated December 22, 1995.
10.20(1)	First Amendment to the Series A Preferred Stock Purchase Agreement dated August 2, 1996.
10.21(1)	Second Amendment to the Series A Preferred Stock Purchase Agreement dated February 6, 1997.
10.22(1)	Series B Preferred Stock Purchase Agreement dated November 28, 1997.
10.23(1)	Series C Preferred Stock Purchase Agreement dated September 18, 1998.
10.24(1)	Series C Preferred Stock Purchase Agreement dated April 14, 1999.
10.25(2)	Warrant to Purchase Stock issued to Chatsworth Securities LLC dated April 14, 1999.
10.26(24)	Amended Office Lease between Salon’s San Francisco landlord and Salon dated June 24, 2003.
10.27(33)	Amended Office Lease between Salon’s San Francisco landlord and Salon dated December 31, 2003.
10.28(42)	Office Lease between BRE/Rincon II Leasehold L.L.C. and Salon Media Group, Inc. dated January 13, 2005.
10.29 (44)	Salon Media Group, Inc. 2004 Stock Plan.
10.30 (44)	Form of the Salon Media Group, Inc. Notice of Grant of Stock Option and Stock Option Agreement.
10.31(44)	Salon Media Group, Inc. Non-Plan Stock Option Agreement with David Talbot dated February 7, 2005
10.32(47)	Employment Agreement with Christopher Neimeth dated June 5, 2006
10.33(47)	Salon Media Group, Inc. Non-Plan Stock Option Agreement with Christopher Neimeth dated June 6, 2006
10.34(51)	Amendment No.1 to Neimeth Employment Agreement dated September 13, 2007
10.35(53)	Employment Agreement with Norman Blashka dated December 31, 2007
10.36(53)	Separation Agreement with Conrad Lowry dated January 9, 2008
10.37(54)	Note Purchase Agreement dated April 4, 2008
10.38(54)	Form of Convertible Promissory Note dated April 4, 2008
10.39(55) 10.40 (56) 10.41 (57)	Employment Agreement with Joan Walsh dated May 13, 2008 Separation Agreement with Christopher Neimeth dated November 12, 2008 Employment Agreement with Richard Gingras dated May 4, 2009

16.1 (34)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
16.2 (35)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
21.1(8)	Subsidiaries of Salon.
23.2 (41)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm dated January 13, 2005.
23.3 (41)	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm dated January 12, 2005.
23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.
24.1(1)	Power of Attorney (included on page II-5).
31.1	Certification of Richard Gingras, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
31.2	Certification of Norman Blashka, Chief Financial Officer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.1	Certification of Richard Gingras, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Certification of Norman Blashka, Chief Financial Officer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

Footnote	Footnote Description
1	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1 filed on April 19, 1999.
2	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on May 27, 1999.
3	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on June 18, 1999.
4	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on August 16, 1999.
5	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-8 filed on September 8, 1999.
6	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on February 14, 2000.
7	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 22, 2000.
8	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K405 filed on June 30, 2000.
9	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on November 13, 2000.
10	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on August 20, 2001.
11	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 25, 2001.

12	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on March 13, 2002.
13	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 29, 2002.
14	Incorporated by reference to the exhibit filed with Salon’s Current Report on Form 8-K filed on October 15, 2002.
15	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 30, 2002.
16	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 11, 2003.
17	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 24, 2003.
18	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on March 28, 2003.
19	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on April 22, 2003.
20	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 12, 2003.
21	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 10, 2003.
22	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 27, 2003.
23	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 11, 2003.
24	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on August 11, 2003.
25	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 25, 2003.
26	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on August 7, 2003.
27	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 29, 2003.
28	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 14, 2003.
29	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 27, 2003.
30	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 14, 2003.
31	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 9, 2003.
32	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 24, 2003.

33	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on February 6, 2004.
34	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 17, 2003.
35	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 26, 2003.
36	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 14, 2004.
37	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 25, 2004.
38	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 16, 2004.
39	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 6, 2004.
40	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 13, 2004.
41	Incorporated by reference to the exhibits filed with Salon’s Registration Statement on Form S-8 filed on January 14, 2005.
42	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 19, 2005.
43	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 4, 2005.
44	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K filed on June 29, 2005.
45	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 10, 2005.
46	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 22, 2005.
47	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 9, 2006.
48	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 31, 2006.
49	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 26, 2006.
50	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 20, 2006.
51	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 14, 2007
52	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 20, 2007
53	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 9, 2008
54	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on April 9, 2008
55	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K filed on June 27, 2008
56	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 20, 2008
57	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 6, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALON MEDIA GROUP, INC.

By:  /s/ Richard Gingras
Richard Gingras
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Gingras and Norman Blashka, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for his or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Gingras	Chief Executive Officer	June 26, 2009
Richard Gingras	(Principal Executive Officer)

/s/ Norman Blashka	Executive Vice President and	June 26, 2009
Norman Blashka	Chief Financial Officer
(Principal Financial Officer)

/s/ Deepak Desai	Director	June 26, 2009
Deepak Desai

/s/ Robert Ellis	Director	June 26, 2009
Robert Ellis

/s/ Elizabeth Hambrecht	Director	June 26, 2009
Elizabeth Hambrecht

/s/ George Hirsch	Director	June 26, 2009
George Hirsch

/s/ James H. Rosenfield	Director	June 26, 2009
James H. Rosenfield

/s/ David Talbot	Director	June 26, 2009
David Talbot

/s/ John Warnock	Chairman of the Board, Director	June 26, 2009
John Warnock