Form 10-Q
period 2009-06-30
SALON MEDIA GROUP INC
filed 2009-08-14
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
or

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
Yes [ ]  No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 7, 2009 was 2,021,276 shares.

FORM 10-Q
SALON MEDIA GROUP, INC.
INDEX

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	March 31,
	2009	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$301	$371
Accounts receivable, net	562	886
Prepaid advertising rights	1,225	-
Prepaid expenses and other current assets	59	53
Total current assets	2,147	1,310
Property and equipment, net	404	445
Prepaid advertising rights	-	1,225
Goodwill	200	200
Other assets	150	150
Total assets	$2,901	$3,330
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowing	$1,800	$1,250
Accounts payable and accrued liabilities	1,313	1,324
Deferred revenue	452	470
Total current liabilities	3,565	3,044
Long-term liabilities:
Convertible notes payable	2,612	2,500
Other long-term liabilities	243	172
Capital leases, less current portion	26	34
Total liabilities	6,446	5,750
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 9,467 shares issued and outstanding
at June 30, 2009 and March 31, 2009 (liquidation
value of $24,448 at June 30, 2009)	-	-
Common stock, $0.001 par value, 30,000,000 shares
authorized, 2,021,276 shares issued and outstanding
at June 30, 2009 and March 31, 2009	2	2
Additional paid-in-capital	98,694	98,564
Accumulated deficit	(102,241)	(100,986)
Total stockholders' deficit	(3,545)	(2,420)
Total liabilities and stockholders' deficit	$2,901	$3,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008

Net revenues	$989	$1,907

Operating expenses:
Production and content	1,110	1,354
Sales and marketing	350	511
Information technology support	207	183
General and administrative	517	402
Total operating expenses	2,184	2,450

Loss from operations	(1,195)	(543)
Interest and other expenses	(60)	(39)
Net loss	$(1,255)	$(582)

Basic and diluted net loss per share	$(0.62)	$(0.30)

Weighted average shares of common stock used in computing basic
and diluted net loss per share	2,021	1,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,255)	$(582)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	1	-
Depreciation and amortization	57	35
Share-based compensation	98	100
Changes in assets and liabilities:
Accounts receivable	324	(346)
Prepaid expenses, other current assets and other assets	(6)	(63)
Accounts payable, accrued liabilities and other long-term liabilities	204	(110)
Deferred revenue	(18)	(79)
Net cash used in operating activities	(595)	(1,045)

Cash flows from investing activities:
Purchase of property and equipment	(17)	(129)
Purchase of intangible assets	-	(5)
Net cash used in investing activities	(17)	(134)

Cash flows from financing activities:
Net proceeds from long-term borrowings	-	1,000
Net proceeds from short term borrowings	550	-
Capital lease payments	(8)	(7)
Net proceeds from issuance of common stock option exercise	-	1
Net cash provided by financing activities	542	994

Net decrease in cash and cash equivalents	(70)	(185)
Cash and cash equivalents at beginning of period	371	818
Cash and cash equivalents at end of period	$301	$633

Supplemental schedule of non-cash financing activity:
Amount paid for interest	$-	$-

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

Basis of Presentation:

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented.  The condensed consolidated balance sheet data as of March 31, 2009 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three month period ended June 30, 2009 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2010.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at June 30, 2009 of $102,241.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2010.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2010 anticipates continued operating losses.  Salon estimates it will require between $1.75 and $2.5 million in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. To reduce cash outflows, the Company began implementing various cost-cutting initiatives in the quarter ended September 30, 2008, and is continuing to examine ways to bring its costs more in line with expected revenues.  Salon will continue to be dependent on funds from related parties, whom thus far this year provided $930 in cash advances, as well as seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. In July, the Company engaged an investment banker to assist in these efforts. However, Salon does not currently have an agreement in place to provide such financing, and there is no certainty that Salon will be able to enter into definitive agreements for such financing on commercially reasonable terms.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

Cash & Cash Equivalents

Cash and cash equivalents consist of cash on deposit with banks and investments that are readily convertible into cash and have original maturities of three months or less.

Concentration of Credit Risk

Financial instruments that potentially subject Salon to concentration of credit risk consist primarily of trade accounts receivable.  Salon performs ongoing credit evaluations of its customers, but does not require collateral.  Salon provides an allowance for credit losses that it periodically adjusts to reflect management’s expectation of future losses.

One customer accounted for approximately 11% of total revenue for the three month period ended June 30, 2009.  No customer accounted for more than 10% of total revenue for the three month period ended June 30, 2008.  Three customers accounted for 10% or more of total accounts receivable as of June 30, 2009 and one customer accounted for 10% of total accounts receivable as of June 30, 2008.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended June 30,
	2009	2008
Risk-free interest rates	1.54%	3.09%
Expected term (in years)	4	4
Expected volatility	156%	92%
Dividend yield	0%	0%

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

Stock-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2009 and June 30, 2008 was $98 and $100, respectively.  As of June 30, 2009, the aggregate stock compensation remaining to be amortized to expenses was $713.  Salon expects this stock compensation balance to be amortized as follows: $278 during the remainder of fiscal 2010; $231 during fiscal 2011; $135 during fiscal 2012; $65 during fiscal 2013; and $4 during fiscal 2014.  The expected amortization reflects only outstanding stock option awards as of June 30, 2009.

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

SFAS 160 sets parameters as to how to report noncontrolling interest in consolidated financial statements.  SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. Salon believes that the adoption of SFAS 141R and SFAS 160 did not impact Salon’s results of operations, financial position, or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162).  SFAS 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. The GAAP hierarchy sets forth the level of authority attributed to a given accounting pronouncement or document, and presents the sources of GAAP according to document type.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Salon adopted SFAS 162 as of June 30, 2009.  It did not have a material impact on its results of operations, financial position or cash flows.

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) became effective for financial statements issued for fiscal years beginning after December 15, 2008. Therefore, the adoption of this EITF by the Company was effective April 1, 2009. The adoption of this EITF’s requirements can affect the accounting for warrants and many convertible instruments containing provisions that protect holders from a decline in the stock price (or “down round” provisions). We evaluated whether our warrants or convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that the outstanding warrants at March 31, 2009 to purchase 121,106 shares of common stock previously treated as equity were no longer afforded equity treatment and would have to be reclassified to a liability.  Under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” ( SFAS 133), the fair value of this liability  would be re-measured at the end of each reporting period with the change in value reported in the consolidated statement of operations. Based on the Company’s evaluation of the fair value of these warrants from issue date through June 30, 2009, the Company determined that the fair value amounts were not material and therefore, did not record any adjustments for these warrants under EITF 07-5 in the accompanying consolidated financial statements. The Company also determined that while its convertible preferred stock contains certain down-round provision features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of SFAS 133. Accordingly, the requirements of EITF 07-5 are not applicable to the conversion features of the Company’s preferred stock.

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss, have been made to the previously issued condensed consolidated financial statements to conform to the current period presentation.

2.	Goodwill Amortization and Intangible Assets

In accordance with FASB No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill amortization was discontinued as of March 31, 2002.  The carrying value of goodwill at June 30, 2009 and June 30, 2008 was $200 and has been found not to be impaired.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

3.	Borrowing Agreements

Short-term borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  Salon’s obligations under this agreement are guaranteed in their entirety by Salon’s Chairman.  The line of credit has been fully drawn as of June 30, 2009 and June 30, 2008.  Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.   Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of June 30, 2009, accrued interest on bank debt totals $86. As of June 30, 2009 and 2008, the weighted average interest rate on the Company’s short-term borrowings was 5% and 7%, respectively.

Convertible notes payable

On April 4, 2008, Salon issued to each of its Chairman and the father of Salon’s then CEO a convertible promissory note in exchange for loans with a principal amount of $500, an aggregate of $1,000.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2008 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.   In addition, in the event the Company obtains third-party financing in excess of $500, the holders of this $1,000 convertible notes payable have a right to exchange these notes for the same instrument issued in such third-party financing. The value of this embedded derivative was determined to be insignificant and no amount has been recorded.

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

On April 4, 2009 Salon issued to each of its Chairman and the father of Salon’s then CEO a convertible promissory interest note in exchange for loans with a principal amount of $38, an aggregate of $75.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

On May 15, 2009 Salon issued to another investor a convertible promissory interest note in exchange for loans with a principal amount of $38.  The note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  The note issued on May 15, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

As of June 30, 2009, aggregate accrued interest on convertible debt totals $74.

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

As of June 30, 2009, total aggregate related party interest expense was $69 and outstanding debt was $2,875.

4.	Stock-Based Compensation

Salon has adopted certain equity incentive plans as described in Note 7, “Employee Stock Option Plan,” of the notes to consolidated financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

On May 4, 2009, the Board of Directors of Salon, subject to shareholder approval, increased the shares authorized under the 2004 Stock Option Plan by 4.5 million, from 3.2 million to 7.7 million, such shares eligible for either incentive stock options, non-qualified options, or restricted stock.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The following table summarizes activity under Salon’s plans for the three months ended June 30, 2009:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2009	2,440,000	$0.35
Options granted under all plans	1,475,000	$0.20
Exercised	-	-
Expired and forfeited	(46,000)	$0.39
Outstanding at June 30, 2009	3,869,000	$0.29	-
Exercisable at June 30, 2009	1,442,000	$0.36	-
Expected to vest	2,193,000	$0.27	-

The weighted average fair value per share of the stock option awards in the three months ended June 30, 2009 and 2008 was $0.18 and $0.63, respectively.  The weighted average fair value of options vested during the three months ended June 30, 2009 was $0.66 per share.  No options were exercised during the three months ended June 30, 2009.

5.	Net Loss Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended
	June 30
	2009	2008
Numerator:
Net loss attributable to common stockholders	$(1,255)	$(582)

Denominator:
Weighted average shares used in computing
basic and diluted net loss per share attributable
to common stockholders	2,021,000	1,941,000

Basic and diluted net loss per share attributable
to common stockholders	$(0.62)	$(0.30)

Antidilutive securities including options,
warrants and convertible notes and preferred
stock not included in net loss per share calculation	17,078,000	13,651,000

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)
6.	Warrants

During the three months ended June 30, 2009, no warrants expired.  The following are the remaining outstanding warrants as of June 30, 2009:

	Warrant	Exercise	Grant	Expiration
Warrant Holder	Shares	Price	Date	Date
The Hambrecht 1980 Revocable Trust	9,097	$2.485	07/27/06	07/27/09
John Warnock	6,040	$2.485	07/27/06	07/27/09
John Warnock	3,056	$2.768	07/27/06	07/27/09
The Hambrecht 1980 Revocable Trust	17,599	$2.056	09/21/06	09/21/09
John Warnock	17,494	$2.056	09/21/06	09/21/09
Silicon Valley Bank	2,214	$0.862	10/17/02	10/17/09
John Warnock	8,244	$1.410	12/18/06	12/18/09
John Warnock	24,536	$1.410	12/18/06	12/18/09
The Hambrecht 1980 Revocable Trust	35,040	$1.672	11/19/07	11/19/10
	123,320

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

7.	Preferred Stock

The conversion rate and common equivalent shares of Salon’s preferred stock as of June 30, 2009 are as follows:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series A	675	$4,000	1.810	1,491,930
Series B	125	$4,000	1.495	334,471
Series C	6,582	$800	0.788	6,685,091
Series D-1	417	$1,200	1.706	293,266
Series D-2	417	$1,200	1.974	253,496
Series D-3
Issued on 12/21/05	209	$1,200	1.706	146,985
Issued on 07/27/06	208	$1,200	2.189	114,014
Series D-4
Issued on 07/27/06	42	$1,200	2.189	23,022
Issued on 09/21/06	333	$1,200	1.585	252,111
Issued on 12/18/06	42	$1,200	0.893	56,429
Series D-5
Issued on 12/18/06	125	$1,200	0.893	167,944
Issued on 11/19/07	292	$1,200	1.418	247,169
Total	9,467			10,065,928

The Series A, B, C and D preferred stock conversion rates are subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon securities issuances. The Company determined that the accounting for such conversion features does not require bifurcation under SFAS 133, and accordingly, the requirements of EITF 07-5 are not applicable.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

Warrants outstanding as of June 30, 2009 that have been issued to holders of Series D preferred stock are as follows:

	Exercise	Warrant
	Price	Shares
Series D-3
Issued on 07/27/06	$2.768	15,137
Series D-4
Issued on 07/27/06	$2.768	3,056
Issued on 09/21/06	$2.056	35,093
Issued on 12/18/06	$1.410	8,244
Series D-5
Issued on 12/18/06	$1.410	24,536
Issued on 11/19/07	$1.672	35,040
		121,106

The exercise price of warrants issued in conjunction with the issuance of Series D preferred stock are subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon securities issuances.

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

entitled to receive. As of June 30, 2009, no dividend has been declared to the holders of preferred stock.

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

The aggregate liquidation preferences of all preferred stockholders as of June 30, 2009 were $19,433 excluding the effect of undeclared dividends, and $24,448 including the effect of undeclared dividends.

Neither the Series A, B, C or D preferred stock, the associated warrants, nor the underlying shares of common stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

8.	Subsequent Event

On August 10, 2009, the Company received a cash advance of $330,000 from its Chairman.

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

Overview

Salon is an online news and social networking company and an Internet publishing pioneer.  Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment.  Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well, and launched Open Salon, a social network for bloggers.  In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

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

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Prior to March 2007, subscriptions to Salon Premium were generally $35 for one year with no ads, and during March 2007, the rate was increased to $45. Salon Premium revenue is recognized ratably over the period that services are provided.  This source of revenue has been decreasing since Salon’s quarter ended December 31, 2004 when paid subscriptions peaked at approximately 89,100 and have since decreased to approximately 21,710 as of June 30, 2009.  Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue.

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

Salon has incurred significant net losses and negative cash flows from operations since its inception.  As of June 30, 2009, Salon had an accumulated deficit of $102.2 million.  These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock and convertible notes, bank debt, and advances from related parties.

Burr, Pilger & Mayer LLP, Salon’s independent accountants for the year ended March 31, 2009, has included a paragraph in its report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 64%, and 76% of Salon’s revenues, respectively for the three month periods ended June 30, 2009 and 2008.  The duration of the advertisements are generally short term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

Prepaid Advertising Rights

In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings (“Rainbow”) and received $11.8 million of advertising credits that were to be utilized by December 31, 2009.  As the per share price of Salon’s common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million.  As of June 30, 2009, Salon has $1.8 million advertising credits resulting from the transaction, valued at $1.2 million for financial reporting purposes.  Of the $1.8 million of advertising credits, approximately $0.8 million remain with Rainbow and approximately $1.0 million are with NBC.  Salon believes that it should be able to utilize all the credits before they expire on December 31, 2009.  It has delayed substantial current usage of the remaining credits in anticipation of a major marketing campaign in our fiscal third quarter.  Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement or full utilization thereof.

Accounting for Share-Based Compensation

Salon accounts for share-based compensation under SFAS 123R and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

Salon recognized stock-based compensation expense of $98,000 and $100,000 during the three months ended June 30, 2009 and June 30, 2008, respectively.  As of June 30, 2009, Salon had an aggregate of $713,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $278,000 during the remainder of fiscal 2010; $231,000 during fiscal 2011; $135,000 during fiscal 2012; $65,000 during fiscal 2013; and $4,000 during fiscal 2014.  The expected amortization reflects only outstanding stock option awards as of June 30, 2009.  Salon expects to continue to issue share-based awards to our employees in future periods.

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

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Net revenues:

Net revenues decreased 48% to $1.0 million for the three months ended June 30, 2009 from $1.9 million for the three months ended June 30, 2008.

Advertising revenues decreased 56% to $0.6 million for the three months ended June 30, 2009 from $1.4 million for the three months ended June 30, 2008.  The decrease in advertising revenues reflects an industry-wide softening in the market for online display advertising amidst a general recessionary economy, which has made it difficult to capitalize on its high value  audience.  The number of monthly unique Website visitors for the three months ended June 30, 2009 averaged 4.4 million, a decrease of 5% from the same time period a year ago.  A significant factor contributing to advertisers’ willingness to advertise on Salon’s Website is its ability to increase the  number of monthly unique Website visitors. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Premium subscription revenues decreased to $0.2 million for the three months ended June 30, 2009 from $0.28 million for the three months ended June 30, 2008, or 30%.  Salon expects this trend to continue as the number of paid subscriptions has declined from approximately 23,500 as of March 31, 2009 to approximately 21,700 as of June 30, 2009.

Revenues from all other sources were $0.2 million each for the three months ended June 30, 2009 and the three months ended June 30, 2008.  Approximately 63% of this revenue was derived from The Well, an on-line discussion forum.

Production and content:

Production and content expenses were $1.1 million for the three months ended June 30, 2009 compared to $1.4 million for the three months ended June 30, 2008.  The $0.3 million decrease reflects a reduction in staff, travel and entertainment expenses and freelance costs.

Sales and marketing:

Sales and marketing expenses were $0.4 million for the three months ended June 30, 2009 compared to $0.5 million for the three months ended June 30, 2008.  The  $0.1 million decrease reflects a reduction in staff.

Information technology support:

Information technology support expenses for the three months ended June 30, 2009 remained flat from the same period one year ago at $0.2 million.

General and administrative:

General and administrative expenses were $0.5 million for the three months ended June 30, 2009 compared to $0.4 million for the three months ended June 30, 2008.  The $0.1 million cost increase was primarily attributed to consulting fees and executive compensation related to the hiring of a new chief executive officer.

Interest and other expenses:

Interest and other expenses for the three months ended June 30, 2009 were $60,000, versus $39,000 in 2008.  The increase was primarily attributable to accrued interest on additional convertible promissory notes issued in the third quarter of the prior year.

Liquidity and capital resources:

            Net cash used in operations was $0.6 million for the three months ended June 30, 2009 and $1.0 million for the three months ended June 30, 2008.  The principal uses of cash during the three months ended June 30 2009 were to fund the $1.3 million net loss for the period, $0.3 million decrease in accounts receivable, $0.2 million decrease in accounts payable, and $0.2 million of various working capital items.  The principal uses of cash during the three months ended June 30, 2008 were to fund the $0.6 million net loss for the period, $0.3 million increase in accounts receivable and $0.1 million of various working capital items.  The accounts receivable, net as of June 30, 2009 of $0.6 million, representing primarily advertising sales during the year, are expected to be collected within the next four months.  As of June 30, 2009, allowance for doubtful accounts was decreased to $100,000 from $112,000 to write-off a delinquent customer balance deemed uncollectible.  The Company continues its efforts to reach repayment terms with other delinquent customers.

            Net cash used in investing activities was immaterial during the three months ended June 30, 2009 and $0.1 million for the three months ended June 30, 2008.  The principal uses of cash during the three months ended June 30, 2008 were to fund the acquisition of computer equipment, furniture, leasehold improvements and internal software development.

           The net cash from financing activities of $0.5 million for the three months ended June 30, 2009 primarily reflects cash advances from related parties.  The net cash from financing activities of $1.0 million for the three months ended June 30, 2008 primarily reflects proceeds received from convertible promissory notes issued and sold during the period.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2010 anticipates continued operating losses.  Salon estimates it will require between $1.75 and $2.5 million in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. To reduce cash outflows, the Company began implementing various cost-cutting initiatives in the quarter ended September 30, 2008, and is continuing to examine ways to bring its costs more in line with expected revenues.  Salon will continue to be dependent on funds from related parties, whom thus far this year provided $930 in cash advances, as well as seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. In July, the Company engaged an investment banker to assist in these efforts. However, Salon does not currently have an agreement in place to provide such financing, and there is no certainty that Salon will be able to enter into definitive agreements for such financing on commercially reasonable terms.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

As of June 30, 2009, Salon has five outstanding capital leases on computer equipment and does not anticipate entering into similar debt instruments during its remaining fiscal year ending March 31, 2010.  During the quarter, Salon entered into a real estate lease for its new office facility in Washington, DC.  The following summarizes Salon’s contractual obligations as of June 30 2009, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,959	$334	$955	$670	$-
Capital leases	61	35	26	-	-
Capital lease interest	10	8	2	-	-
Short-term borrowing	1,800	1,800	-	-	-
Short-term borrowing interest	86	86	-	-	-
Convertible notes	2,612	-	-	2,612	-
Convertible notes interest	614	196	374	44	-
Total	$7,142	$2,459	$1,357	$3,326	$-

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2010.  As of June 30, 2009, Salon has $1.0 million plus accrued interest outstanding under this agreement, payable on demand.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (June 30, 2009), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions from related parties to fund operations.  The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s Director, Elizabeth Hambrecht. During the current fiscal year, these related parties have contributed $0.9 million in advance funding to Salon’s operations.

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

Future sales of significant number of shares of Salon’s common stock by principal stockholders could cause its stock price to decline

Salon’s preferred stockholders can convert their 9,467 shares of preferred stock to approximately 10.1 million shares of common stock at any time.  As Salon’s common stock is normally thinly traded, if these stockholders were to convert their shares of preferred stock to common stock and sell the resulting shares, the per share price of Salon’s common stock may be adversely affected.

Salon may not be able to receive the full value of its advertising credits

As of June 30, 2009, Salon has $1.8 million of advertising credits for which it has valued at $1.2 million that expire on December 31, 2009.  Of the $1.8 million, approximately $0.8 million are the obligation of Rainbow Media Holdings (“Rainbow”) and approximately $1.0 million are the obligation of NBC.  Based on ongoing discussions, Salon feels that it should be able to fully utilize the credits with both Rainbow and NBC prior to their expiration.  Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $24.5 million in potential sales proceeds as of June 30, 2009, which includes the effect of undeclared dividends of $5.0 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $24.5 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $24.5 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Salon Premium memberships have been declining and will most likely continue to decline, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002.  Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004.  However, since that time, subscriptions have been declining to approximately 23,450 as of March 31, 2009 and to approximately 21,700 as of June 30, 2009.  Salon forecasts that these memberships will continue to decline to approximately 16,000 as of March 31, 2010.  If the decline were to be in excess of anticipated amounts, Salon’s operations and available cash could be adversely affected.

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

SALON MEDIA GROUP, INC.

Dated: August 14, 2009	By:	/s/Richard Gingras
Richard Gingras Chief Executive Officer

Dated: August 14, 2009		/s/Norman Blashka
Norman Blashka Executive Vice President and Chief Financial Officer