Form 10-K/A
period 2009-03-31
SALON MEDIA GROUP INC
filed 2009-11-06
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 10, 2009 was 2,021,276 shares.

Explanatory Note
We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 to make the following changes:
▪	Revised the cover page of this Report to properly refer to this report as covering the fiscal year ended March 31, 2009 rather than 2008.
▪	Revised Item 7 under the caption “Separation Expenses” to include additional information regarding separation expenses incurred in the second half of fiscal year 2009.
▪	Revised the Summary Compensation Table under Item 11 to include 2 years of compensation for the named executive officers and modified footnote 5 to such table.
▪	Revised Item 11 under the caption “Potential Payments Upon Termination or Change in Control” to provide additional clarification.
▪	Revised the Signature Page to identify the officer signing as principal accounting officer.
▪	Revised the certifications filed as Exhibits 31.1 and 31.2
We have not modified or updated the disclosures presented in the original Form 10-K for the fiscal year ended March 31, 2009, except as provided above.  Accordingly, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of our original annual report on Form 10-K for the fiscal year ended March 31, 2009 and does not modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K for the fiscal year ended March 31, 2009 filed on June 29, 2009.

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

  In addition, the Company incurred  approximately $35,000 of severance expenses associated with the layoffs of nine employees during the second half of fiscal 2009.

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

ITEM 11.  Executive Compensation

Executive Compensation

The following table shows, for the fiscal years ended March 31,2008 and 2009, the compensation of Salon’s (i) principal executive officer; (ii) principal financial officer; and (iii) the three most highly compensated executive officers other than our principal executive officer and principal financial officer who were serving as executive officers during the year ended March 31, 2009, collectively the “Named Executive Officers”:

Summary Compensation Table

					Non-Equity
				Option	Incentive Plan
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Total ($)
Elizabeth Hambrecht (2)	2009	65,360	-	3,047	33,000	101,407
Former Chief Executive Officer	2008	77,917	-	17,938	-	95,855

Norman Blashka (3)	2009	195,000	-	266,550	-	461,550
Executive Vice President and Chief Financial Officer	2008	50,769	-	15,714	-	66,483

Joan Walsh (4)	2009	219,292	-	272,739	-	492,031
Editor-in-Chief	2008	200,000	-	29,772	-	229,772

Christopher Neimeth (5)	2009	408,571	23,973	471,945	-	904,488
Former Chief Executive Officer	2008	218,419	-	175,868	67,718	462,005

Andreas Droste (6)	2009	166,922	-	32,497	55,000	254,420
Former Senior Vice President Sales and Marketing	2008	-	-	-	-	-

1.
The amounts shown are the compensation costs recognized by Salon in fiscal years 2008 and 2009 for option and restricted stock awards, as determined pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), excluding any estimates of future forfeitures.  For a discussion of the assumptions used to calculate the value of the option awards, see Note 2 of the Notes to the Consolidated Financial Statements.

2.
Ms. Hambrecht was reappointed Chief Executive Officer in September 2008 and served in this position until replaced by Richard Gingras in May 2009.  Her base annual salary during fiscal 2009 was $130,000.  Her base salary excludes $33,000 earned for consulting services prior to her appointment as CEO.  Ms. Hambrecht continues to serve as a company director and consultant.  During fiscal 2008, she served as Chief Executive Officer until September 2007, during which time her annual salary was $170,000.

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

5.
Mr. Neimeth served as Chief Executive Officer from September 2007 to September 2008 with a base annual salary of $230,000. Mr. Neimeth’s salary amount in 2009 includes payments paid upon his termination totaling $230,000.   Option awards amount in 2009 includes $329,654 in stock compensation expense due to accelerated vesting.  Prior to September 2007, Mr. Neimeth served as Senior Vice President – Publisher at a base annual salary of $200,000. The 2008 non-equity incentive plan compensation  reflects the amount earned upon attaining targeted revenue goals for the fiscal year.

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

  (2)           If Executive’s employment is terminated without cause, or Executive resigns for Good Reason, as defined in the underlying agreement, including a material reduction in authority or compensation or a relocation of more than fifty miles, within three (3) months before or twelve (12) months after the closing of a Change in Control, then Executive’s remaining unvested equity awards shall become vested.

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
(Principal Accounting Officer)

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