Form 10-Q
period 2009-09-30
SALON MEDIA GROUP INC
filed 2009-11-13
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

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
Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [  ]  No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the act.
Yes [ ]  No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on November 6, 2009 was 2,021,276 shares.

FORM 10-Q
SALON MEDIA GROUP, INC.

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	March 31,
	2009	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$134	$371
Accounts receivable, net	713	886
Prepaid advertising rights	1,125	1,225
Prepaid expenses and other current assets	60	53
Total current assets	2,032	2,535
Property and equipment, net	350	445
Goodwill	200	200
Other assets	150	150
Total assets	$2,732	$3,330
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowing	$2,675	$1,250
Accounts payable and accrued liabilities	1,210	1,324
Deferred revenue	396	470
Total current liabilities	4,281	3,044
Long-term liabilities:
Convertible notes payable	2,612	2,500
Other long-term liabilities	313	172
Capital leases, less current portion	17	34
Total liabilities	7,223	5,750
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 9,467 shares issued and outstanding
at September 30, 2009 and March 31, 2009 (liquidation
value of $24,653 at September 30, 2009)	-	-
Common stock, $0.001 par value, 30,000,000 shares
authorized, 2,021,276 shares issued and outstanding
at September 30, 2009 and March 31, 2009	2	2
Additional paid-in-capital	98,827	98,564
Accumulated deficit	(103,320)	(100,986)
Total stockholders' deficit	(4,491)	(2,420)
Total liabilities and stockholders' deficit	$2,732	$3,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenues	$1,025	$1,977	$2,014	$3,884

Operating expenses:
Production and content	970	1,374	2,080	2,728
Sales and marketing	462	585	812	1,096
Information technology support	207	199	414	382
General and administrative	404	425	921	827
Separation expenses	-	631	-	631
Total operating expenses	2,043	3,214	4,227	5,664

Loss from operations	(1,018)	(1,237)	(2,213)	(1,780)

Interest and other expenses	(61)	(44)	(121)	(83)
Net loss attributable to common stockholders	$(1,079)	$(1,281)	$(2,334)	$(1,863)

Basic and diluted net loss per share attributable
to common stockholders	$(0.53)	$(0.66)	$(1.15)	$(0.96)

Weighted average shares used in computing basic
and diluted net loss per share attributable
to common stockholders	2,021	1,953	2,021	1,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,334)	$(1,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	1	-
Depreciation and amortization	113	89
Share-based compensation	193	574
Amortization of prepaid advertising rights	100	-
Changes in assets and liabilities:
Accounts receivable	173	(741)
Prepaid expenses, other current assets and other assets	(7)	23
Accounts payable, accrued liabilities and other long-term liabilities	209	272
Deferred revenue	(74)	(115)
Net cash used in operating activities	(1,626)	(1,761)

Cash flows from investing activities:
Purchase of property and equipment	(19)	(225)
Purchase of intangible assets	-	(16)
Net cash used in investing activities	(19)	(241)

Cash flows from financing activities:
Net proceeds from long-term borrowings	-	1,500
Net proceeds from short-term borrowings	1,425	-
Capital lease payments	(17)	(18)
Net proceeds from issuance of common stock option exercise	-	1
Net cash provided by financing activities	1,408	1,483

Net decrease in cash and cash equivalents	(237)	(519)
Cash and cash equivalents at beginning of period	371	818
Cash and cash equivalents at end of period	$134	$299

Supplemental schedule of non-cash financing activity:
Amount paid for interest	$-	$-

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

Basis of Presentation:

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented.  The condensed consolidated balance sheet data as of March 31, 2009 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and six month periods ended September 30, 2009 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2010.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at September 30, 2009 of $103,320.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2010.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2010 anticipates continued operating losses.  Salon estimates it will require between $750 and $1,000 in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. To reduce cash outflows, the Company implemented a restructuring plan in the quarter ended September 30, 2009, and is continuing to examine other ways to bring its costs more in line with expected revenues.  Salon will continue to be dependent on funds from related parties, whom thus far this year provided $1,900 in cash advances, as well as seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. In July 2009, the Company engaged an investment banker to assist in these efforts. However, Salon does not currently have an agreement in place to provide such financing, and there is no certainty that Salon will be able to enter into definitive agreements for such financing on commercially reasonable terms.

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

One customer accounted for approximately 15% of total revenue for the three month period ended September 30, 2009.  No customer accounted for more than 10% of total revenue for the six month period ended September 30, 2009, as well as for the three and six month periods ended September 30, 2008.  Two customers accounted for 37% or more of total accounts receivable as of September 30, 2009 and one customer accounted for 11% of total accounts receivable as of September 30, 2008.

Stock-Based Compensation

Salon’s stock-based costs are recognized as an expense in the statement of operations based on their grant date fair value over their respective vesting periods.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Six months ended September 30,
	2009	2008
Risk-free interest rates	1.69%	3.09%
Expected term (in years)	4	4
Expected volatility	163%	92%
Dividend yield	0%	0%

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

Stock-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payments,” (“SFAS123R”) which was codified into ASC 718 “Compensation Stock Expense,” for the three and six months ended September 30, 2009 was $149 and $247, respectively and was $474 and $574 for the three and six months ended September 30, 2008, respectively.  As of September 30, 2009, the aggregate stock compensation remaining to be amortized to expenses was $686.  Salon expects this stock compensation balance to be amortized as follows: $184 during the remainder of fiscal 2010; $251 during fiscal 2011; $154 during fiscal 2012; $84 during fiscal 2013; and $13 during fiscal 2014.  The expected amortization reflects outstanding stock options and restricted stock awards as of September 30, 2009.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141 (Revised), “Business Combinations,” which was primarily codified into Accounting Standards Codification (ASC) Topic 805 “Business Combinations”  and SFAS  160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, which was primarily codified into ASC Topic 810 “Consolidation.”  ASC Topic 805 establishes principles and requirements during business combinations for how the acquirer:

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

ASC Topic 810 sets parameters as to how to report noncontrolling interest in consolidated financial statements.  Both standards are effective for fiscal years beginning after December 15, 2008. Salon believes that the adoption of both ASC standards did not impact Salon’s results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,”, which was primarily codified into ASC 820 “Fair Value Measurements & Disclosure.”  This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles, and expands disclosures about fair value measurements.  This standard is effective for fiscal years beginning after November 15, 2007.  Salon adopted this standard as of April 1, 2007.  The standard did not have a material impact on its results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,”, which was primarily codified into ASC Topic 815 “Derivatives and Hedging”.  This standard amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which was also primarily codified into ASC Topic 815 “Derivatives and Hedging” and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement applies to all entities and all derivative instruments.  This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.   The standard did not have a material impact on its results of operations, financial position or cash flows.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

In May 2008, the FASB also issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60,” (SFAS 163), which was primarily codified into ASC Topic 944“ Financial Guarantee Insurance Contract.”  This standard requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  ASC Topic 944 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The standard did not have a material impact on its results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” which was primarily codified into ASC Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  The standard also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This statement is effective for interim or annual reporting periods ending after June 15, 2009.  The Company adopted the standard during the second quarter of fiscal year 2010, and it did not have a material impact on our interim consolidated financial statements or related footnotes.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into ASC Topic 105. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was effective for interim or annual financial periods ended after September 15, 2009. The Company adopted ASC 105 as of September 30, 2009. The adoption of ASC 105 did not have a material impact on our consolidated financial position, results of operations and cash flows.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

Emerging Issues Task Force Issue (EITF) No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which was primarily codified into ASC Topic 815 “Derivatives and Hedging”, became effective for financial statements issued for fiscal years beginning after December 15, 2008. Therefore, the adoption of ASC 815 by the Company was effective April 1, 2009. The adoption of the standard’s requirements can affect the accounting for warrants and many convertible instruments containing provisions that protect holders from a decline in the stock price (or “down round” provisions). We evaluated whether our warrants or convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that the outstanding warrants at March 31, 2009 to purchase 121,106 shares of common stock previously treated as equity were no longer afforded equity treatment and would have to be reclassified to a liability.  Under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which was primarily codified into ASC Topic 815 “ Derivatives and Hedging,”  the fair value of this liability  would be re-measured at the end of each reporting period with the change in value reported in the consolidated statement of operations. Based on the Company’s evaluation of the fair value of these warrants from issue date through September 30, 2009, the Company determined that the fair value amounts were not material and therefore, did not record any adjustments for these warrants under ASC 815 in the accompanying consolidated financial statements. The Company also determined that while its convertible preferred stock contains certain down-round provision features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of ASC 815. Accordingly, the requirements of ASC 815 are not applicable to the conversion features of the Company’s preferred stock.

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss, have been made to the previously issued condensed consolidated financial statements to conform to the current period presentation.

2.	Goodwill Amortization and Intangible Assets

In accordance with FASB No. 142, “Goodwill and Other Intangible Assets”, which was primarily codified into ASC Topic 350 “Goodwill & Other Intangible Assets,” goodwill amortization was discontinued as of March 31, 2002.  The carrying value of goodwill at September 30, 2009 and September 30, 2008 was $200 and has been found not to be impaired.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

3.	Borrowing Agreements

Short-term borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  Salon’s obligations under this agreement are guaranteed in their entirety by Salon’s Chairman.  The line of credit has been fully drawn as of September 30, 2009.  Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.   Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of September 30, 2009, accrued interest on bank debt totals $95. As of September 30, 2009 and 2008, the weighted average interest rate on the Company’s short-term borrowings was 5% and 6%, respectively.

During the six months ended September 30, 2009, Salon has received interest-free cash advances totaling $1,425 to fund its operations, including $825 from its Chairman and $600 from the father of a Director. During the six months ended September 30, 2008, Salon received no interest-free cash advances.

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

As of September 30, 2009, aggregate accrued interest on convertible debt totals $236,of which $113 was made up of convertible promissory interest notes.

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

As of September 30, 2009, total aggregate related party interest expense was $184, of which $75 was made up of convertible promissory interest notes. As of September 30, 2009, outstanding related party debt was $3,750.

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The following table summarizes activity under Salon’s plans for the six months ended September 30, 2009:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2009	2,440,000	$0.35
Options granted under all plans	2,937,000	$0.16
Exercised	-	-
Expired and forfeited	(181,000)	$0.40
Outstanding at September 30, 2009	5,196,000	$0.24	-
Exercisable at September 30, 2009	1,813,000	$0.31	-
Expected to vest	2,930,000	$0.23	-

The weighted average fair value per share of the stock option awards in the six months ended September 30, 2009 and 2008 was $0.14 and $0.86, respectively. Substantially all options issued prior to December 2008 were repriced to $0.35 at that time. The weighted average fair value of options vested during the six months ended September 30, 2009 was $0.26 per share.  No options were exercised during the six months ended September 30, 2009.

5.	Net Loss Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2009	2008	2009	2008
Numerator:
Net loss attributable to common stockholders	$(1,079)	$(1,281)	$(2,334)	$(1,863)

Denominator:
Weighted average shares used in computing
basic and diluted net loss per share attributable
to common stockholders	2,021,000	1,953,000	2,021,000	1,947,000

Basic and diluted net loss per share attributable
to common stockholders	$(0.53)	$(0.66)	$(1.15)	$(0.96)

Antidilutive securities including options,
warrants and convertible notes and preferred
stock not included in net loss per share calculation	18,351,000	13,440,000	18,351,000	13,440,000

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

6.	Warrants

During the six months ended September 30, 2009, five warrants totaling 53,286 shares have expired.  The following are the remaining outstanding warrants as of September 30, 2009:

	Warrant	Exercise	Grant	Expiration
Warrant Holder	Shares	Price	Date	Date
Silicon Valley Bank	2,214	$0.862	10/17/02	10/17/09
John Warnock	8,244	$1.410	12/18/06	12/18/09
John Warnock	24,536	$1.410	12/18/06	12/18/09
The Hambrecht 1980 Revocable Trust	35,040	$1.672	11/19/07	11/19/10
	70,034

7.	Preferred Stock

           The conversion rate and common equivalent shares of Salon’s preferred stock as of September 30, 2009 are as follows:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series A	675	$4,000	1.810	1,491,930
Series B	125	$4,000	1.495	334,471
Series C	6,582	$800	0.788	6,685,091
Series D-1	417	$1,200	1.706	293,266
Series D-2	417	$1,200	1.974	253,496
Series D-3
Issued on 12/21/05	209	$1,200	1.706	146,985
Issued on 07/27/06	208	$1,200	2.189	114,014
Series D-4
Issued on 07/27/06	42	$1,200	2.189	23,022
Issued on 09/21/06	333	$1,200	1.585	252,111
Issued on 12/18/06	42	$1,200	0.893	56,429
Series D-5
Issued on 12/18/06	125	$1,200	0.893	167,944
Issued on 11/19/07	292	$1,200	1.418	247,169
Total	9,467			10,065,928

The Series A, B, C and D preferred stock conversion rates are subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon securities issuances. The Company determined that the accounting for such conversion features does not require bifurcation under ASC 815, and accordingly, the requirements of ASC 815 are not applicable.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

           Warrants outstanding as of September 30, 2009 that have been issued to holders of Series D preferred stock are as follows:

	Exercise	Warrant
	Price	Shares
Series D-4
Issued on 12/18/06	$1.410	8,244
Series D-5
Issued on 12/18/06	$1.410	24,536
Issued on 11/19/07	$1.672	35,040
		67,820

The exercise price of warrants issued in conjunction with the issuance of Series D preferred stock are subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon securities issuances.

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of September 30, 2009, no dividend has been declared to the holders of preferred stock.

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

The aggregate liquidation preferences of all preferred stockholders as of September 30, 2009 were $19,433 excluding the effect of undeclared dividends, and $24,653 including the effect of undeclared dividends.

Neither the Series A, B, C or D preferred stock, the associated warrants, nor the underlying shares of common stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

8.	Subsequent Events

Subsequent events were evaluated through November 13, 2009, the date of issuance of the condensed consolidated financial statements, during which time  the Company received cash advances totaling $475 from its Chairman.

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

Overview

Salon is an online news and social networking company and an Internet publishing pioneer.  Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment.  Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well, and has launched Open Salon, a social network for bloggers.  In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

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

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Paid subscriptions have declined from 23,500 at the start of fiscal 2010 to approximately 20,000 as of September 30, 2009.  Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue.

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

In accordance with ASC 718 “Compensation Stock Expense,” Salon’s expenses include stock-based compensation expenses related to stock option and restricted stock grants to employees, non-employee Directors and consultants.

Salon has incurred significant net losses and negative cash flows from operations since its inception.  As of September 30, 2009, Salon had an accumulated deficit of $103.3 million.  These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock and convertible notes, bank debt, and advances from related parties.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 65%, and 77% of Salon’s revenues, respectively for the six month periods ended September 30, 2009 and 2008.  The duration of the advertisements are generally short term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

Prepaid Advertising Rights

In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings (“Rainbow”) and received $11.8 million of advertising credits that were to be utilized by December 31, 2009.  As the per share price of Salon’s common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million.  As of September 30, 2009, Salon has $1.8 million advertising credits resulting from the transaction, valued at $1.1 million for financial reporting purposes.  Of the $1.8 million of advertising credits, approximately $0.5 million remain with Rainbow and approximately $1.3 million are with NBC.  Salon believes that it should be able to utilize all the credits before they expire on December 31, 2009.  It has delayed substantial current usage of the remaining credits in anticipation of a major marketing campaign in our fiscal third quarter to announce the redesign of its website.  Salon expects to recover the full value of all the advertising credits through their usage prior to expiration.

Accounting for Share-Based Compensation

Salon accounts for share-based compensation under ASC 718 and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

Salon recognized stock-based compensation expense of $247,000 and $574,000 during the six months ended September 30, 2009 and September 30, 2008, respectively.  As of September 30, 2009, Salon had an aggregate of $686,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $184,000 during the remainder of fiscal 2010; $251,000 during fiscal 2011; $154,000 during fiscal 2012; $84,000 during fiscal 2013; and $13,000 during fiscal 2014.  The expected amortization reflects only outstanding stock option awards as of September 30, 2009.  Salon expects to continue to issue share-based awards to our employees in future periods.

The full impact of ASC 718 in the future is dependent upon, among other things, the timing of when Salon hires additional employees, the effect of new long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant and the tax benefit that Salon may or may not receive from stock-based expenses.  Additionally, the application of ASC 718 requires the use of an option-pricing model to determine the fair value of stock option awards.  This determination of fair value is affected by Salon’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, Salon’s expected stock price volatility over the term of the awards.

Results of Operations for the Three and Six Months Ended September 30, 2009 Compared to the Three and Six Months Ended September 30, 2008

Net revenues:

Net revenues decreased 48% to $1.0 million for the three months ended September 30, 2009 from $2.0 million for the three months ended September 30, 2008.  Net revenues decreased 48% to $2.0 million for the six months ended September 30, 2009 from $3.9 million for the six months ended September 30, 2008.

Advertising revenues decreased 55% to $0.7 million for the three months ended September 30, 2009 from $1.5 million for the three months ended September 30, 2008 and decreased 56% to $1.3 million for the six months ended September 30, 2009 from $2.9 million for the six months ended September 30, 2008.  The decrease in advertising revenues reflects an industry-wide softening in the market for online display advertising amidst a general recessionary economy, which has made it difficult to capitalize on its high value audience. Advertising sales activity showed signs of improvement late in this quarter. The number of monthly unique Website visitors for the three months ended September 30, 2009 averaged 4.8 million, a decrease of 5% from the same period a year ago.  The number of monthly unique Website visitors for the six months ended September 30, 2009 averaged 4.6 million, a decrease of 5% from the same time period a year ago. Comparisons were against prior year results lifted by heightened political interest during an election year.  A significant factor contributing to advertisers’ willingness to advertise on Salon’s Website is its ability to increase the number of monthly unique Website visitors. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers. The Company plans to launch a redesigned website in the current quarter to drive increased traffic.

Salon Premium subscription revenues decreased to $0.2 million for the three months ended September 30, 2009 from $0.3 million for the three months ended September 30, 2008, or 29% and decreased to $0.4 million for the six months ended September 30, 2009 from $0.6 million for the six months ended September 30, 2008, or 36%.  Salon expects this trend to continue as the number of paid subscriptions has declined from approximately 24,000 as of March 31, 2009 to approximately 20,000 as of September 30, 2009.

Revenues from all other sources remained flat from a year ago at $0.2 million for the three months ended September 30, 2009 and decreased marginally from a year ago to $0.3 million for the six months ended September 30, 2009.  Approximately 65% and 64% of this revenue was derived from The Well, an on-line discussion forum, for the respective three and six month periods ended September 30, 2009.

Production and content:

Production and content expenses were $1.0 million for the three months ended September 30, 2009 compared to $1.4 million for the three months ended September 30, 2008.  Production and content expenses were $2.1 million for the six months ended September 30, 2009 compared to $2.7 million for the six months ended September 30, 2008.  These savings are primarily due to reductions in staff, travel and entertainment and freelance costs.

Sales and marketing:

Sales and marketing expenses were $0.5 million for the three months ended September 30, 2009 compared to $0.6 million for the three months ended September 30, 2008.  The $0.1 million decrease reflects lower wages, commissions and travel.  Sales and marketing expenses were $0.8 million for the six months ended September 30, 2009 compared to $1.1 million for the six months ended September 30, 2008.  The $0.3 million decrease is due to a reduction in salaries, commissions and travel, partially offset by an increase in ad credit usage.

Information technology support:

Information technology support expenses for the three and six months ended September 30, 2009 remained flat from the same periods one year ago at $0.2 million and $0.4 million respectively.

General and administrative:

General and administrative expenses remained flat from a year ago at $0.6 million for the three months ended September 30, 2009.  General and administrative expenses were $0.9 million for the six months ended September 30, 2009 compared to $0.8 million for the six months ended September 30, 2008.  The $0.1 million cost increase was primarily attributed to higher audit and consulting fees and executive compensation related to the hiring of a new chief executive officer.

Separation expenses:

Separation costs for the three and six months ended September 30, 2009 were $33,000, compared to $631,000 for the three and six months ended September 30, 2008. Prior year costs were solely attributable to the departure of the company’s former Chief Executive Officer.

The Company instituted a restructuring plan in August 2009 in which ten full-time positions  were eliminated and salaries of most remaining personnel were reduced.  Separation costs, consisting almost entirely of severance, for the three months ended September 30, 2009 were $33,000, and are included in their respective departments.   As a result of the restructuring, total annualized savings are projected at approximately $1 million.

Interest and other expenses:

Interest expenses, for the three months ended September 30, 2009 were $60,000, compared to $44,000 for the three months ended September 30, 2008. The $16,000 increase reflects higher interest costs on convertible notes and capital leases.  Interest expenses for the six months ended September 30, 2009 were $120,000, compared to $83,000 for the six months ended September 30, 2008.  The $37,000 increase is due higher interest on convertible promissory notes, the Company’s line of credit and capital leases.

Liquidity and capital resources:

            Net cash used in operations was $1.6 million for the six months ended September 30, 2009 and $1.8 million for the six months ended September 30, 2008.  The principal uses of cash during the six months ended September 30 2009 were to fund the $2.3 million net loss for the period, $0.2 million decrease in both accounts receivable and accounts payable, and $0.3 million of various working capital items.  The principal uses of cash during the six months ended September 30, 2008 were to fund the $1.9 million net loss for the period, $0.7 million increase in accounts receivable, offset by $0.8 million of various working capital items.  The accounts receivable, net as of September 30, 2009 of $0.7 million, representing primarily advertising sales during the year, are expected to be collected within the next four months.  As of September 30, 2009, allowance for doubtful accounts was decreased to $100,000 from $112,000 to write-off a delinquent customer balance deemed uncollectible.  The Company continues its efforts to reach repayment terms with other delinquent customers.

            Net cash used in investing activities was immaterial during the six months ended September 30, 2009 and $0.2 million for the six months ended September 30, 2008.  The principal uses of cash during the six months ended September 30, 2008 were to fund the acquisition of computer equipment, furniture, leasehold improvements and internal software development.

           The net cash from financing activities of $1.4 million for the six months ended September 30, 2009 primarily reflects cash advances from related parties.  The net cash from financing activities of $1.5 million for the six months ended September 30, 2008 primarily reflects proceeds received from convertible promissory notes issued and sold during the period.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2010 anticipates continued operating losses.  Salon estimates it will require between $0.75 million and $1.0 million in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. To reduce cash outflows, the Company implemented a restructuring plan in August 2009, and is continuing to examine ways to bring its costs more in line with expected revenues.  Salon will continue to be dependent on funds from related parties, whom thus far this year provided $1.9 million in cash advances, as well as seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. In July, the Company engaged an investment banker to assist in these efforts. However, Salon does not currently have an agreement in place to provide such financing, and there is no certainty that Salon will be able to enter into definitive agreements for such financing on commercially reasonable terms.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

As of September 30, 2009, Salon has five outstanding capital leases on computer equipment and does not anticipate entering into similar debt instruments during its remaining fiscal year ending March 31, 2010.  During the quarter ended June 30, 2009, Salon entered into a real estate lease for its new office facility in Washington, DC.  The following summarizes Salon’s contractual obligations as of September 30, 2009, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,907	$405	$932	$570	$-
Capital leases	53	36	17	-	-
Capital lease interest	7	6	1	-	-
Short-term borrowing	2,675	2,675	-	-	-
Short-term borrowing interest	95	95	-	-	-
Convertible notes	2,612	-	1,612	1,000	-
Convertible notes interest	801	432	355	14	-
Total	$8,150	$3,649	$2,917	$1,584	$-

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2010.  As of September 30, 2009, Salon has $1.0 million plus accrued interest outstanding under this agreement, payable on demand.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (September 30, 2009), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Item 1A.  Risk Factors.

Factors That May Affect Salon’s Future Results and Market Price of Stock

Salon’s business faces significant risks.  The risks described below may not be the only risks Salon faces.  Additional risks that are not yet known or that are currently immaterial may also impair its business operations or have a negative impact on its stock price.  If any of the events or circumstances described in the following risks actually occurs, its business, financial condition or results of operations could suffer, and the trading price of its common stock could decline. The Risk Factors set forth below have not materially changed from those included in our Annual Report on Form 10-K for the year ended March 31, 2009.

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

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions from related parties to fund operations.  The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s Director, Elizabeth Hambrecht. During the current fiscal year, these related parties have contributed $1.9 million in cash advances to fund Salon’s operations.

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

Salon may not be able to receive the full value of its advertising credits

As of September 30, 2009, Salon has $1.8 million of advertising credits for which it has valued at $1.1 million that expire on December 31, 2009.  Of the $1.8 million, approximately $0.5 million are the obligation of Rainbow Media Holdings (“Rainbow”) and approximately $1.3 million are the obligation of NBC.  Based on ongoing discussions, Salon feels that it should be able to fully utilize the credits with both Rainbow and NBC prior to their expiration.  Salon expects to recover the full value of all the advertising credits through usage or settlement in cash, per the terms of the agreement, but there can be no absolute assurance as to any potential cash settlement.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $24.7 million in potential sales proceeds as of September 30, 2009, which includes the effect of undeclared dividends of $5.2 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $24.7 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $24.7 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Salon Premium memberships have been declining and will most likely continue to decline, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002.  Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004.  However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 23,450 as of March 31, 2009 and to approximately 20,000 as of September 30, 2009.  Salon forecasts that these memberships will continue to decline to approximately 16,000 as of March 31, 2010.  If the decline were to be in excess of anticipated amounts, Salon’s operations and available cash could be adversely affected.

Salon has depended on advertising sales for much of its revenues, and its inability to maintain or increase advertising revenues could harm its business

Maintaining or increasing Salon’s advertising revenues depends upon many factors, including whether it will be able to:

•	Successfully complete the re-design of its Website and attract additional viewerships;

•	successfully sell and market its Website auto start Site Pass or other rich media advertisements;

•	entice non Salon Premium Website visitors to view and advertisers to sell new ad units and formats;

•	maintain a significant number of unique Website visitors and corresponding significant reach of Internet users;

•	maintain a significant number of sellable impressions generated from Website visitors available to advertisers;

•	successfully sell and market its network to advertisers;

•	increase the dollar amount of the advertising orders it receives;

•	increase awareness of the Salon brand;

•	improve the technology for serving advertising on its Website;

•	handle temporary high volume traffic spikes to its Website;

•	accurately measure the number and demographic characteristics of its users; and

•	attract and retain key sales personnel.

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

SALON MEDIA GROUP, INC.

Dated: November 13, 2009	By:	/s/ Richard Gingras
Richard Gingras Chief Executive Officer

Dated: November 13, 2009	By:	/s/ Norman Blashka
Norman Blashka Executive Vice President and Chief Financial Officer