Form 10-Q/A
period 2009-06-30
SALON MEDIA GROUP INC
filed 2009-12-02
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q/A
Amendment No. 2

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
We have not modified or updated the disclosures presented in the original Form 10-Q for the three months ended June 30, 2009, except as provided above.  Accordingly, this Amendment No. 2 on Form 10-Q/A does not reflect events occurring after the filing of our original quarterly report on Form 10-Q for the three months ended June 30, 2009 and does not modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q for the three months ended June 30, 2009 filed on August 14, 2009.

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

SALON MEDIA GROUP, INC.

Dated: December 2, 2009	By:	/s/Richard Gingras
Richard Gingras Chief Executive Officer

Dated: December 2, 2009		/s/Norman Blashka
Norman Blashka Executive Vice President and Chief Financial Officer