Form 10-K/A
period 2009-03-31
SALON MEDIA GROUP INC
filed 2009-12-03
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 2)

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
We have not modified or updated the disclosures presented in the original Form 10-K for the fiscal year ended March 31, 2009, except as provided above.  Accordingly, this Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of our original annual report on Form 10-K for the fiscal year ended March 31, 2009 and does not modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K for the fiscal year ended March 31, 2009 filed on June 29, 2009.

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

Signature	Title	Date

/s/ Richard Gingras	Chief Executive Officer	December 2, 2009
Richard Gingras	(Principal Executive Officer)

/s/ Norman Blashka	Executive Vice President and	December 2, 2009
Norman Blashka	Chief Financial Officer
(Principal Accounting Officer)

/s/ Deepak Desai	Director	December 2, 2009
Deepak Desai

/s/ Robert Ellis	Director	December 2, 2009
Robert Ellis

/s/ Elizabeth Hambrecht	Director	December 2, 2009
Elizabeth Hambrecht

/s/ George Hirsch	Director	December 2, 2009
George Hirsch

/s/ James H. Rosenfield	Director	December 2, 2009
James H. Rosenfield

/s/ David Talbot	Director	December 2, 2009
David Talbot

/s/ John Warnock	Chairman of the Board, Director	December 2, 2009
John Warnock