Form 10-Q
period 2009-12-31
SALON MEDIA GROUP INC
filed 2010-02-12
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
or

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
Yes [ ]  No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 1, 2010 was 1,911,897 shares.

FORM 10-Q
SALON MEDIA GROUP, INC.

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	March 31,
	2009	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$215	$371
Accounts receivable, net	1,125	886
Prepaid advertising rights	-	1,225
Prepaid expenses and other current assets	44	53
Total current assets	1,384	2,535
Property and equipment, net	317	445
Goodwill	200	200
Other assets	160	150
Total assets	$2,061	$3,330
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$3,350	$1,250
Accounts payable and accrued liabilities	1,363	1,324
Deferred revenue	362	470
Total current liabilities	5,075	3,044
Long-term liabilities:
Convertible notes payable	2,688	2,500
Deferred rent	383	172
Capital leases, less current portion	7	34
Total liabilities	8,153	5,750
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 9,467 shares issued and outstanding
at December 31, 2009 and March 31, 2009 (liquidation
value of $24,857 at December 31, 2009)	-	-
Common stock, $0.001 par value, 30,000,000 shares
authorized, 1,911,897 shares issued and outstanding
at December 31, 2009 and 2,021,276 shares issued and
outstanding at March 31, 2009	2	2
Additional paid-in-capital	98,927	98,564
Accumulated deficit	(105,021)	(100,986)
Total stockholders' deficit	(6,092)	(2,420)
Total liabilities and stockholders' deficit	$2,061	$3,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net revenues	$1,413	$1,848	$3,427	$5,732

Operating expenses:
Production and content	883	1,427	2,963	4,155
Sales and marketing	1,537	835	2,349	1,931
Information technology support	217	200	631	582
General and administrative	416	465	1,337	1,292
Separation expenses	-	-	-	631
Total operating expenses	3,053	2,927	7,280	8,591

Loss from operations	(1,640)	(1,079)	(3,853)	(2,859)

Interest and other expenses	(61)	(54)	(182)	(137)
Net loss attributable to common stockholders	$(1,701)	$(1,133)	$(4,035)	$(2,996)

Basic and diluted net loss per share attributable
to common stockholders	$(0.85)	$(0.57)	$(2.00)	$(1.50)

Weighted average shares used in computing basic
and diluted net loss per share attributable
to common stockholders	1,996	2,004	2,013	2,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,035)	$(2,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	150
Share-based compensation	363	935
Amortization of prepaid advertising rights	1,225	344
Changes in assets and liabilities:
Accounts receivable	(239)	(571)
Prepaid expenses and other assets	-	15
Accounts payable, accrued liabilities and deferred rent	438	313
Deferred revenue	(108)	(165)
Net cash used in operating activities	(2,187)	(1,975)

Cash flows from investing activities:
Purchase of property and equipment	(42)	(237)
Purchase of intangible assets	-	(17)
Net cash used in investing activities	(42)	(254)

Cash flows from financing activities:
Net proceeds from long-term borrowings	-	2,000
Net proceeds from short-term borrowings	2,100	-
Capital lease payments	(27)	(28)
Net proceeds from issuance of common stock option exercise	-	1
Net cash provided by financing activities	2,073	1,973

Net decrease in cash and cash equivalents	(156)	(256)
Cash and cash equivalents at beginning of period	371	818
Cash and cash equivalents at end of period	$215	$562

Supplemental schedule of non-cash financing activity:
Amount paid for interest	$-	$-
Stock compensation liability	$-	$(202)
Convertible notes (in lieu of interest)	$188	$-

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

Basis of Presentation:

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented.  The condensed consolidated balance sheet data as of March 31, 2009 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2010.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at December 31, 2009 of $105,021.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2010.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2010 anticipates continued operating losses.  Salon estimates it will require between $400 and $500 in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. To reduce cash outflows, the Company has reduced staffing levels and operating costs throughout the year, and is continuing to examine other ways to bring its costs more in line with expected revenues.  Salon will continue to be dependent on funds from related parties, whom thus far this year provided $2,225 in cash advances, as well as seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. In July 2009, the Company engaged an investment banker to assist in these efforts. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financing on commercially reasonable terms.

Cash and Cash Equivalents

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

One customer accounted for approximately 11% and 15% of total revenue for the three month periods ended December 31, 2009 and 2008, respectively.  No customer accounted for more than 10% of total revenue for the nine month periods ended December 31, 2009 and December 31, 2008.  Two customers accounted for 24% or more of total accounts receivable as of December 31, 2009 and one customer accounted for 18% of total accounts receivable as of December 31, 2008.

Stock-Based Compensation

The Company accounts for share based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Nine months ended December 31,
	2009	2008
Risk-free interest rates	1.72%	1.44%
Expected term (in years)	2 - 4	4
Expected volatility	167%	163%
Dividend yield	0%	0%

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

As of December 31, 2009, the aggregate stock compensation remaining to be amortized to expenses was $620.  Salon expects this stock compensation balance to be amortized as follows: $75 during the remainder of fiscal 2010; $267 during fiscal 2011; $168 during fiscal 2012; $93 during fiscal 2013; and $17 during fiscal 2014.  The expected amortization reflects outstanding stock options and restricted stock awards as of December 31, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,”, which was primarily codified into ASC Topic 815 “Derivatives and Hedging” in the ASC.  This standard amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which was also primarily codified into Topic 815 “Derivatives and Hedging” and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement applies to all entities and all derivative instruments.  This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.   The standard did not have a material impact on its results of operations, financial position or cash flows.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

In May 2008, the FASB also issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60,” (SFAS 163), which was primarily codified into ASC Topic 944 “Financial Guarantee Insurance Contract.”  This standard requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  ASC Topic 944 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The standard did not have a material impact on its results of operations, financial position or cash flows.

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

2.     Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination accounted for under the purchase method. The Company will not amortize goodwill, but will test it for impairment annually in the fiscal fourth quarter or earlier if indication of potential impairment exists.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

3.     Borrowing Agreements

Short-term borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  Salon’s obligations under this agreement are guaranteed in their entirety by Salon’s Chairman.  The line of credit has been fully drawn as of December 31, 2009.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.   Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of December 31, 2009, accrued interest on bank debt totals $104. As of December 31, 2009 and 2008, the weighted average interest rate on the Company’s short-term borrowings was 3% and 4.4%, respectively.

During the nine months ended December 31, 2009, Salon has received interest-free cash advances totaling $2,100 to fund its operations, including $1,500 from its Chairman and $600 from the father of a Director. During the nine months ended December 31, 2008, Salon received no interest-free cash advances.

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

On October 31, 2009 Salon issued to each of its Chairman and the father of Salon’s then CEO a convertible promissory interest note in exchange for loans with a principal amount of $38, an aggregate of $75.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

As of December 31, 2009, convertible notes payable totaled $2,688, inclusive of $188 in notes issued as payment in kind of accrued interest thereon. Related parties hold $2,150 of such notes.

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The following table summarizes activity under Salon’s plans for the nine months ended December 31, 2009:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2009	2,440,000	$0.35
Options granted under all plans	3,366,000	$0.15
Exercised	-	-
Expired and forfeited	(296,000)	$0.37
Outstanding at December 31, 2009	5,510,000	$0.23	-
Exercisable at December 31, 2009	1,888,000	$0.31	-
Expected to vest	3,268,000	$0.22	-

The weighted average fair value per share of the stock option awards in the nine months ended December 31, 2009 and 2008 was $0.14 and $0.43, respectively. Substantially all options issued prior to December 2008 were repriced to $0.35 at that time. The weighted average fair value of options vested during the nine months ended December 31, 2009 was $0.31 per share.  No options were exercised during the nine months ended December 31, 2009.

5.         Net Loss Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2009	2008	2009	2008
Numerator:
Net loss attributable to common stockholders	$(1,701)	$(1,133)	$(4,035)	$(2,996)

Denominator:
Weighted average shares used in computing
basic and diluted net loss per share attributable
to common stockholders	1,996,000	2,004,000	2,013,000	2,004,000

Basic and diluted net loss per share attributable
to common stockholders	$(0.85)	$(0.57)	$(2.00)	$(1.50)

Antidilutive securities including options,
Warrants, restricted stock, convertible notes and preferred
stock not included in net loss per share calculation	18,693,000	15,727,000	18,693,000	15,727,000

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

6.     Warrants

During the nine months ended December 31, 2009, eight warrants totaling 88,280 shares have expired.  The following are the remaining outstanding warrants as of December 31, 2009:

	Warrant	Exercise	Grant	Expiration
Warrant Holder	Shares	Price	Date	Date
The Hambrecht 1980 Revocable Trust	35,040	$1.665	11/19/07	11/19/10

7.     Preferred Stock

           The conversion rate and common equivalent shares of Salon’s preferred stock as of December 31, 2009 are as follows:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series A	675	$4,000	1.801	1,499,126
Series B	125	$4,000	1.489	335,884
Series C	6,582	$800	0.787	6,692,471
Series D-1	417	$1,200	1.698	294,630
Series D-2	417	$1,200	1.964	254,779
Series D-3
Issued on 12/21/05	209	$1,200	1.698	147,669
Issued on 07/27/06	208	$1,200	2.178	114,620
Series D-4
Issued on 07/27/06	42	$1,200	2.178	23,144
Issued on 09/21/06	333	$1,200	1.578	253,225
Issued on 12/18/06	42	$1,200	0.908	56,535
Series D-5
Issued on 12/18/06	125	$1,200	0.891	168,261
Issued on 11/19/07	292	$1,200	1.412	248,168
Total	9,467			10,088,512

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

           Warrants outstanding as of December 31, 2009 that have been issued to holders of Series D preferred stock are as follows:

	Exercise	Warrant
	Price	Shares
Series D-5
Issued on 11/19/07	$1.665	35,040

The exercise price of warrants issued in conjunction with the issuance of Series D preferred stock are subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon securities issuances.

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of December 31, 2009, no dividend has been declared to the holders of preferred stock.

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

The aggregate liquidation preferences of all preferred stockholders as of December 31, 2009 were $19,433 excluding the effect of undeclared dividends, and $24,857 including the effect of undeclared dividends.

Neither the Series A, B, C or D preferred stock, the associated warrants, nor the underlying shares of common stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

8.     Common Stock

In November 2009, 109,379 shares of the Company’s common stock were surrendered by a shareholder and cancelled following approval by the Company’s board in December 2009.

9.     Subsequent Events

Subsequent events were evaluated through February 12, 2010, the date of issuance of the condensed consolidated financial statements, during which time the Company received cash advances totaling $125 from its Chairman.

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

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Paid subscriptions have declined from 23,500 at the start of fiscal 2010 to approximately 18,000 as of December 31, 2009.  Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue.

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

Salon has incurred significant net losses and negative cash flows from operations since its inception.  As of December 31, 2009, Salon had an accumulated deficit of $105 million.  These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock and convertible notes, bank debt, and advances from related parties.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 70%, and 77% of Salon’s revenues, respectively for the nine month periods ended December 31, 2009 and 2008.  The duration of the advertisements are generally short term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

Prepaid Advertising Rights

In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings (“Rainbow”) and received $11.8 million of advertising credits that were to be utilized by December 31, 2009.  As the per share price of Salon’s common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million, a portion of which were subsequently assigned to NBC in association with its acquisition of certain Rainbow cable channels.  During the nine months ended December 31, 2009, Salon utilized the remaining balance of $1,225, including $1,125 in the current quarter.

Accounting for Share-Based Compensation

Salon accounts for share-based compensation under ASC 718 and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

Salon recognized stock-based compensation expense of $301,000 and $935,000 during the nine months ended December 31, 2009 and December 31, 2008, respectively.  As of December 31, 2009, Salon had an aggregate of $620,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $75,000 during the remainder of fiscal 2010; $267,000 during fiscal 2011; $168,000 during fiscal 2012; $93,000 during fiscal 2013; and $17,000 during fiscal 2014.  The expected amortization reflects only outstanding stock option awards as of December 31, 2009.  Salon expects to continue to issue share-based awards to its employees in future periods.

The full impact of stock based compensation in the future is dependent upon, among other things, the timing of when Salon hires additional employees, the effect of new long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant and the tax benefit that Salon may or may not receive from stock-based expenses.  Additionally, stock based compensation requires the use of an option-pricing model to determine the fair value of stock option awards.  This determination of fair value is affected by Salon’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, Salon’s expected stock price volatility over the term of the awards.

Results of Operations for the Three and Nine Months Ended December 31, 2009 Compared to the Three and Nine Months Ended December 31, 2008

Net revenues:

Net revenues decreased 23% to $1.4 million for the three months ended December 31, 2009 from $1.8 million for the three months ended December 31, 2008.  Net revenues decreased 40% to $3.4 million for the nine months ended December 31, 2009 from $5.7 million for the nine months ended December 31, 2008.

Advertising revenues decreased 25% to $1.1 million for the three months ended December 31, 2009 from $1.5 million for the three months ended December 31, 2008 and decreased 46% to $2.4 million for the nine months ended December 31, 2009 from $4.4 million for the nine months ended December 31, 2008.  The decrease in advertising revenues reflects an industry-wide softening in the market for online display advertising amidst a general recessionary economy, which has made it difficult to capitalize on its high value audience. Advertising sales have, however, strengthened somewhat from earlier in the year as the economy began to stabilize. The number of monthly unique Website visitors for the three months ended December 31, 2009 averaged 4.6 million, a decrease of 12% from the same period a year ago.  The number of monthly unique Website visitors for the nine months ended December 31, 2009 averaged 4.9 million, a decrease of 7% from the same time period a year ago. Comparisons were against prior year results lifted by heightened political interest during an election year.  A significant factor contributing to advertisers’ willingness to advertise on Salon’s Website is its ability to increase the number of monthly unique Website visitors. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers. The Company launched a redesigned website in the current quarter, and continues to make improvements, as it strives to increase traffic.

Salon Premium subscription revenues decreased to $0.16 million for the three months ended December 31, 2009 from $0.23 million for the three months ended December 31, 2008, or 30% and decreased to $0.6 million for the nine months ended December 31, 2009 from $0.8 million for the nine months ended December 31, 2008, or 30%.  Salon expects this trend to continue as the number of paid subscriptions has declined from approximately 24,000 as of March 31, 2009 to approximately 18,000 as of December 31, 2009.

Revenues from all other sources remained flat from a year ago at $0.2 million for the three months ended December 31, 2009 and decreased 10% from a year ago to $0.4 million for the nine months ended December 31, 2009.  Approximately 63% and 64% of this revenue was derived from The Well, an on-line discussion forum, for the respective three- and nine-month periods ended December 31, 2009.

Production and content:

Production and content expenses were $0.9 million for the three months ended December 31, 2009 compared to $1.4 million for the three months ended December 31, 2008.  Production and content expenses were $3.0 million for the nine months ended December 31, 2009 compared to $4.1 million for the nine months ended September 30, 2008.  These savings are primarily due to reductions in staff, travel and entertainment and freelance costs.

Sales and marketing:

Sales and marketing expenses were $1.5 million for the three months ended December 31, 2009 compared to $0.8 million for the three months ended December 31, 2008.  The $0.7 million increase reflects usage of remaining advertising credits with Rainbow and NBC in the quarter.  Sales and marketing expenses were $2.3 million for the nine months ended December 31, 2009 compared to $1.9 million for the nine months ended December 31, 2008.  The $0.4 million increase is due to a greater utilization of the ad credits during the comparable nine-month period.

Information technology support:

Information technology support expenses for the three and nine months ended December 31, 2009 remained flat from the same periods one year ago at $0.2 million and $0.6 million respectively.

General and administrative:

General and administrative expenses were $0.4 million for the three months ended December 31, 2009 compared to $0.5 million for the three months ended December 31, 2008.  General and administrative expenses remained flat at $1.3 million for the nine months ended December 31, 2009 and the same period one year ago.

Separation expenses:

No material separation costs were incurred for the three months ended December 31, 2008 and December 31, 2009.  Separation costs for the nine months ended December 31, 2009, included in operating expenses, were $33,000, compared to $631,000 for the nine months ended December 31, 2008. Prior year costs were solely attributable to the departure of the company’s former Chief Executive Officer.

The Company instituted a restructuring plan in August 2009 in which ten full-time positions were eliminated and salaries of most remaining personnel were reduced.  Separation costs, consisting almost entirely of severance, for the three months ended September 30, 2009 were $33,000, and are included in their respective departmental expenses.   As a result of the restructuring, total annualized savings are projected at approximately $1 million.

Interest and other expenses:

Interest expenses, for the three months ended December 31, 2009 were $61,000, compared to $54,000 for the three months ended December 31, 2008. The $7,000 increase primarily reflects higher average balances on convertible notes.  Interest expenses for the nine months ended December 31, 2009 were $182,000, compared to $137,000 for the nine months ended December 31, 2008.  The $45,000 increase is due to higher interest on convertible promissory notes, the Company’s line of credit and capital leases.

Liquidity and capital resources:

            Net cash used in operations was $2.2 million for the nine months ended December 31, 2009 and $2.0 million for the nine months ended December 31, 2008.  The principal uses of cash during the nine months ended December 31, 2009 were to fund the $4.0 million net loss for the period, $0.2 million increase in accounts receivable, offset by $1.2 million in non-cash prepaid advertising amortization and $0.9 million of various working capital items.  The principal uses of cash during the nine months ended December 31, 2008 were to fund the $3.0 million net loss for the period, $0.6 million increase in accounts receivable, offset by $1.6 million of various working capital items.  The accounts receivable, net as of December 31, 2009 of $1.1 million, representing primarily advertising sales during the year, are expected to be collected within the next four months.  As of December 31, 2009, allowance for doubtful accounts was decreased to $100,000 from $112,000 to write-off a delinquent customer balance deemed uncollectible.  The Company continues its efforts to reach repayment terms with other delinquent customers.

            Net cash used in investing activities was immaterial during the nine months ended December 31, 2009 and $0.3 million for the nine months ended December 31, 2008.  The principal uses of cash during the nine months ended December 31, 2008 were to fund the acquisition of computer equipment, furniture, leasehold improvements and internal software development.

The net cash from financing activities of $2.1 million for the nine months ended December 31, 2009 primarily reflects cash advances from related parties.  The net cash from financing activities of $2.0 million for the nine months ended December 31, 2008 primarily reflects proceeds received from convertible promissory notes issued and sold during the period.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2010 anticipates continued operating losses.  Salon estimates it will require between $0.4 million and $0.5 million in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. To reduce cash outflows, the Company has reduced staffing levels and operating costs throughout the year, and is continuing to examine ways to bring its costs more in line with expected revenues.  Salon will continue to be dependent on funds from related parties, whom thus far this year provided $2.2 million in cash advances, as well as seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. In July, the Company engaged an investment banker to assist in these efforts. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financing on commercially reasonable terms.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

As of December 31, 2009, Salon has five outstanding capital leases on computer equipment and does not anticipate entering into similar debt instruments during its remaining fiscal year ending March 31, 2010.  During the quarter ended June 30, 2009, Salon entered into a real estate lease for its new office facility in Washington, DC.  The following summarizes Salon’s contractual obligations as of December 31, 2009, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,857	$477	$908	$472	$-
Capital leases	44	38	6	-	-
Capital lease interest	5	4	1	-	-
Short-term borrowing	3,350	3,350	-	-	-
Short-term borrowing interest	104	104	-	-	-
Convertible notes	2,688		1,613	1,075	-
Convertible notes interest	809	488	321	-	-
Total	$8,857	$4,461	$2,849	$1,547	$-

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2010.  As of December 31, 2009, Salon has $1.0 million plus accrued interest outstanding under this agreement, payable on demand.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (December 31, 2009), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Salon has relied on related parties for significant investment capital

           Salon has been relying on cash infusions from related parties to fund operations.  The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s Director, Elizabeth Hambrecht. During the current fiscal year, these related parties have contributed $2.2 million in cash advances to fund Salon’s operations.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $24.9 million in potential sales proceeds as of December 31, 2009, which includes the effect of undeclared dividends of $5.4 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $24.9 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $24.9 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Salon Premium memberships have been declining and will most likely continue to decline, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002.  Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004.  However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 23,000 as of March 31, 2009 and to approximately 18,000 as of December 31, 2009.  Salon forecasts that these memberships will continue to decline to approximately 16,000 as of March 31, 2010.  If the decline were to be in excess of anticipated amounts, Salon’s operations and available cash could be adversely affected.

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

SALON MEDIA GROUP, INC.

Dated: February 12, 2010	/s/ Richard Gingras
Richard Gingras
Chief Executive Officer

Dated: February 12, 2010	/s/Norman Blashka
Norman Blashka
Executive Vice President and
Chief Financial Officer