Form 10-K
period 2010-03-31
SALON MEDIA GROUP INC
filed 2010-06-25
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

Large accelerated filer ☐   Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $184,000 based on the closing sale price of the registrant’s common stock on June 11, 2010.  Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 11, 2010 was 2,437,956 shares.

FORM 10-K
SALON MEDIA GROUP, INC.

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

Salon is an online news and social networking company and an Internet publishing pioneer providing  high quality journalism and a forum for discussing current events and contemporary social political issues.  Salon’s award-winning content combines breaking news, original investigative stories and provocative personal essays along with quick-take commentary and staff-written blogs about politics, technology, culture and entertainment.  Committed to interactivity, the Website also hosts two online communities, Table Talk and The Well, as well as Open Salon, an innovative blogging social network.  Among its many quality offerings, Salon sponsors daily blogs by Editor-in Chief Joan Walsh and independent bloggers Glenn Greenwald and Joe Conason, plus an evolving group of new voices who are regular contributors to the site.   In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

The main entry and navigation point to Salon's primary subject-specific sections is Salon's home page at www.salon.com.  Built around multiple daily features such as War Room, Since you Asked, Broadsheet, How the World Works, Ask the Pilot and daily blogs by Glenn Greenwald and Joan Walsh, Salon provides a constantly updated array of news, features, interviews, columnists and blogs, including the following:

News & Politics
Salon News & Politics features breaking stories, investigative journalism and commentary, as well as interviews with newsmakers, politicians and pundits.  News features Salon’s War Room, a daily politics blog.

Opinion	Opinion features provocative commentary on timely issues, including daily blogs by Glenn Greenwald, Joan Walsh and Joe Conason, and periodic columns by authoritative voices of the blogosphere.
Technology & Business
Technology & Business provides smart, opinionated coverage of Internet news and digital culture from today's best technology writers, along with in-depth features about the business world and the economy. It features Patrick Smith's regular Ask the Pilot column, Andrew Leonard’s How the World Works blog, and shared content from the GigaOM network.

Movies
Salon’s Movie Page spotlights film reviews, especially critics’ picks, and provides readers an ability to check movie show times, buy tickets or purchase DVDs, and features reviews from film critics Andrew O’Hehir and Mary Elizabeth Williams.

Life
Life features articles by thought-provoking writers about family life, motherhood and women's lives and issues, as well as the women’s news digest Broadsheet. Cary Tennis' popular advice column, Since You Asked, appears daily.

Books
Books includes ahead-of-the-curve daily book reviews and interviews with today's most interesting writers. Nationally renowned critic Laura Miller   anchors this site, which often includes insightful freelance reviews.

Food
Salon's new Food section, headed by award winning writer Francis Lam, is rooted in the belief that every recipe has a story to tell. It aims to be an enlightening, unpretentious and fun resource where readers are treated to an array of fascinating and sometimes unexpected food topics, stories, recipes and personal experiences.

Comics	The Comics section features the works of comic luminary Tom Tomorrow, and other independent artists.
Store
The Salon Store was launched in December 2009,  as an e-commerce test.
Product selection is curated with the unique tastes of the Salon reader in mind. Offerings are currently focused primarily on videos and books, with planned expansion into food, wines and eclectic items of interest.

Open Salon	Open Salon provides a smart home for reader’s work where they can publish and share their work, generate advertising revenue, and potentially have their works be published on Salon.com.

Salon has two online communities, The Well and Table Talk, which allow users to discuss Salon content and interact with other users.  The Well, a subscription member-only discussion community in which members use their real names to post and only members can view the postings, had approximately 2,300 paying subscribers as of March 31, 2010.  Table Talk is available to all Internet users.

Salon believes that its original, award-winning content allows Salon to attract and retain users who are more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its Website a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online.

During fiscal year 2009, Salon launched Open Salon.com, a social network for bloggers, with content curated by Salon staff.  Open Salon functions like a real-time magazine cover, where the best content is spotlighted.  Blogs from Open Salon may be posted on the Salon.com website.  Open Salon’s audience has grown consistently since its launch, and has become a reliable source of content and audience traffic.

Revenue Sources

No customer accounted for over 10% of total revenue for the year ended March 31, 2010, 2009 and 2008, which were as follows (in thousands):

	Year Ended March 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Advertising	$2,967	69%	$5,195	76%	$5,434	72%
Salon Premium	701	16%	994	14%	1,333	18%
All Other	623	15%	685	10%	746	10%
Total	$4,291	100%	$6,874	100%	$7,513	100%

Salon has generated Internet advertising revenues since its inception.  To offset the precipitous drop in advertising revenues experienced in 2000 from the downturn in the economy, the company launched Salon Premium, a subscription service, in April 2001.  Since that time, the market for Internet advertising has improved; according to the Interactive Advertising Bureau, United States online advertising revenues have grown from $9.6 billion in 2004 to $22.7 billion in 2009.  However, during this period of deep recession, online advertising revenues declined by 3.4% in 2009, and contributed to a decline in Salon’s ad revenues in fiscal 2010.  According to industry analysts, online advertising revenues began to pick up in the fourth quarter of 2009, indicating a bottom has been reached.  According to market research firm IDC, U.S. online advertising is expected to grow 12.6% in 2010.  Central to Salon’s strategy is to capitalize on the expected continued shift in spending of advertising budgets to the Web in response to increased online usage.

An important factor in increasing advertising revenues in future periods is growth in Salon’s audience.  Attracting more unique Website visitors is important to Salon as they generate page views, and each page view becomes a potential platform for serving advertisements.  Ultimately, Salon charges advertisers for a set number of ad impressions viewed by a Website visitor. During fiscal 2010, management launched a new strategy to increase traffic, including a fresh new site design, more aggressive and timely news coverage, and expanded lifestyle coverage in areas such as food, film and books. The strategy began to bear fruit in the fourth quarter ending March 31, 2010, as unique monthly visitors averaged 5.4  million, a 22% increase over the same quarter in the prior fiscal year.   Additionally, monthly unique visitors have grown by 43% over the past four years.  Aiding the continued growth in unique visitors to Salon’s Website is the general migration of readers to the Internet from print newspapers.  The table in the following page reflects unique monthly visitors to Salon’s Website.

Advertising is Salon’s primary source of revenue.  Most advertising campaigns are of short duration, generally less than ninety days.  Salon’s obligations may include a guaranteed minimum number of impressions, or views by Website visitors of an advertisement, a set number of “Site Pass” advertisements viewed by Website visitors or a set number of days that a Site Pass advertisement is to run.  To the extent the minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable with an advertiser.  If these “make good” amounts are not agreeable with an advertiser, no further revenue is recognized.  Salon has also successfully made greater use of ad networks to better monetize unsold ad inventory.

Subscriptions have been de-emphasized and are a secondary source of revenue. Generally, subscriptions to Salon Premium cost between $29 and $45 annually, depending on any associated bundles of promotional items offered.  Benefits of Salon Premium include unrestricted access to Salon’s content with no banners, pop-ups or site pass advertisements, free magazine subscriptions, free access to the Table Talk on-line discussion forum, and the ability to download content in text or PDF format.

Salon Premium revenue is recognized ratably over the period that services are provided.  For the year ended March 31, 2010, Salon received $0.6 million in cash and recognized $0.7 million of revenue for this service primarily from approximately 12,000 paid new and renewed one year subscriptions and from approximately 10,600 monthly subscriptions.  For the year ended March 31, 2009, Salon received $0.8 million in cash and recognized $1.0 million of revenue for this service primarily from approximately 17,600 paid new and renewed one year subscriptions and from approximately 7,000 monthly subscriptions.  For the year ended March 31, 2008, Salon received $1.2 million in cash and recognized $1.3 million of revenue for this service primarily from approximately 27,900 paid new and renewed one year subscriptions and from approximately 4,400 monthly subscriptions.  Since peaking at 89,100 subscribers in December 2004, paid subscriptions have continued to decline to 23,500 as of March 31, 2009 and approximately 15,800 as of March 31, 2010.  The drop is expected to continue during the next year, following longstanding industry trends away from paid Web content.

The other sources of revenue are primarily membership and data storage fees from The Well, an on-line discussion forum.  Revenue is recognized ratably over the subscription period.  The revenues recognized were $0.4 million each for the years ended March 31, 2010, March 31, 2009 and March 31, 2008.   Salon generates nominal revenue from the licensing of content that previously appeared in Salon,  for providing links to a third party’s Website offering personals/dating services, and from its nascent e-commerce activities.

Sales and Marketing

Salon has sales offices in New York City and Los Angeles, with eight advertising sales and operations employees as of March 31, 2010, of which five actively solicit orders.  As of March 31, 2010, Salon has one employee associated with Salon Premium membership activities.

Salon incurred advertising expenses of $1.2 million, $0.9 million and $1.1 million for the years ended March 31, 2010, 2009, and 2008, respectively.  These advertising expenses primarily represent non-cash expenses from the utilization of advertising credits which Salon acquired in January 2000 from the sale of common stock to Rainbow Media Holdings (“Rainbow”).  During the year ended March 31, 2003, Rainbow transferred a portion of its obligation to provide Salon with advertising credits to NBC’s Bravo channel, while still retaining a portion of the overall obligation.  The transfer occurred due to the sale by Cablevision, which owns Rainbow Media Holdings, of its Bravo channel to NBC.  As of December 31, 2009, Salon has fully utilized the ad credits with NBC and Rainbow.

Competition

Salon competes for advertising revenues with numerous Websites, with the 50 largest companies attracting an estimated 89% of all the internet advertising dollars according to a recent study by PricewaterhouseCoopers LLC and sponsored by the Interactive Advertising Bureau.  These companies have Websites that include major portals such as Yahoo, major search engines such as Google, major social networks such as Facebook and MySpace, and major online media publications such as CNN.com.

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

Salon plans to continue to focus on developing its audience growth through a combination of editorial enhancements, new products, and more effective use of technology.  Salon has broadened its content by adding, for example, a new food section, and continues to  enhance or create new content areas and features for its readers.  During fiscal 2010, Salon launched a re-designed architecture and Website in an effort to accelerate its continued growth, with increased attention to search engine optimization and referral traffic.

Salon launched a new social networking service in August 2008 for its users, “Open Salon,” which allows them to post user profiles; contribute blogs and other content; and collect all their contributions to Salon, including Letters to the Editor, in one place.  Management believes Open Salon will attract and retain unique users, increase advertising inventory and lower its incremental editorial costs.   Salon’s strategy to continue to grow its audience also encompasses partnership formation to deliver Salon’s content to a broader audience, a search engine optimization plan, and an integrated marketing plan that includes mostly online advertising.  In the last several years Salon has not allocated, and does not currently contemplate in its next fiscal year allocating any significant cash resources towards such efforts; however, Salon has formed and continues to form partnerships and alliances to deliver Salon’s award-winning, unique, and compelling content to a broader audience.

Focus on advertising revenue opportunity while Premium subscriber base declines

Salon generates most of its revenue from advertising on its Website, as well as through subscribers who pay to read its content without ads.  However, as Salon increased its number of readers to its Website, Salon has determined that if its advertising sales team can sell most of its inventory, it will be far more profitable for Salon to drive its readers to its advertising supported Website rather than to a subscription, without-ads Website.  Salon recognizes that its subscription model will continue to be preferred by a minority of its readers, and will therefore continue the subscription program, with emphasis on “Premium with ads” as a means of increasing potential ad impressions.  Additionally, Salon will continue efforts to increase the average value per subscriber by bundling third-party services with subscriptions, and intends to offer other products and services to current subscribers.

Since the end of fiscal year 2007, Salon has increased emphasis on advertising revenues.  In fiscal year 2011 , Salon plans to continue to provide more creative advertising offerings, improve the technological orientation of the site to attract more non-standard advertising and expand into additional advertising categories.  It will also expand the use of ad networks to fully monetize any unsold remnant inventory.

Enhanced Website Design

In fiscal 2010, Salon  launched a re-designed architecture and Website to improve the presentation of timely and relevant content through a compelling and dynamically tuned interface. Salon expects this redesign to result in greater user satisfaction, and therefore, higher utilization, higher search rankings that will drive new users to the site and a higher proportion of repeat engagement, as users return throughout the day to obtain timely news and information. It is anticipated that the site will be more dynamic and interactive, and that its new modular architecture will allow editors to manage a real time flow of content presented in a graphically compelling fashion, while also servicing multiple platforms and devices, and dynamic usability experiments.

Expanding Gross Margins

Salon has made substantial strides in the past fiscal year to better realign its production costs with its revenue potential in an effort to reach profitability. Among other measures, we reduced full-time headcount from 63 in March 2008, to 53 in March 2009, to 45 in March 2010, and we are continually aiming to match personnel resources to overall business need given the prevailing advertising market.  Additionally, we are evaluating opportunities to reduce the expense of our high-quality content by focusing on reducing cost per page, seeking less costly sources of content, including greater content aggregation and the use of popular articles and blogs from Open Salon.

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

Infrastructure and Operations

Salon has created a flexible publishing structure that enables it to develop its content while responding quickly to news events and take advantage of the ease of distribution provided by the Internet. Salon content is deployed on its proprietary software platform and captured in a database for reuse in Web and other formats.  The content on Salon’s Website has been structured to facilitate being found by search engines, a key driver in increasing traffic to Salon’s Website.  During the last two years, Salon has improved the look and feel of its Website to increase appeal to its audience and contemplates continued changes to its Website. In fiscal year 2010, Salon made significant investments in this area with a re-designed architecture and website to help drive traffic to its site.

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

Software to maintain and manage Salon Premium was created in-house and upgraded in 2003, again during fiscal 2007, and a major reprogramming effort was conducted in fiscal year 2010.

Proprietary Rights

Salon’s success and ability to compete is dependent in part on the goodwill associated with its trademarks, trade names, service marks and other proprietary rights and on its ability to use U.S. laws to protect its intellectual property, including its original content, content provided by third parties, and content provided by columnists. Salon has a registered trademark on its name and its logo.

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

Employees

As of March 31, 2010, Salon has 45 full-time and two part-time employees.  Salon believes its employee relations are good.  No employees of Salon are represented by a labor union or are subject to a collective bargaining agreement. Salon’s future success is highly dependent on the ability to attract, hire, retain and motivate qualified personnel.

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

If Salon forecasts or experiences periods of limited, or diminishing cash resources, Salon may need to issue additional securities.  These newly issued securities could be highly dilutive to existing common stockholders.  However, there is no guarantee that Salon will be able to issue additional securities in future periods to meet cash needs and, if it is unable to raise additional cash, Salon’s ability to continue as a going concern may be adversely affected.

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions primarily from related parties to fund operations.  The related parties are generally John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s former President and Chief Executive Officer, Elizabeth Hambrecht, a Director of the Company.  During the year ended March 31, 2010, related parties provided approximately $2.6 million in new loans.

Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon’s cash availability and its ability to fund its operations.

Salon’s principal stockholders can exercise a controlling influence over Salon’s business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

Based on information available to Salon, the holders of Salon’s Series A, B, C and D preferred stock collectively own approximately 94% of all voting securities. These stockholders therefore own a controlling interest in Salon.  Of this amount,  approximately 21% is controlled directly or indirectly by William Hambrecht and approximately 39% by Chairman and Director John Warnock.  Therefore, related parties by themselves own a controlling interest in Salon.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $25.1 million in potential sales proceeds as of March 31, 2010, which includes the effect of undeclared dividends of $6 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $25.1 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $25.1 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

Salon has historically lacked significant revenues and has a history of losses

Salon has a history of significant losses and expects to incur an operating loss, based on generally accepted accounting principals, for its fiscal year ending March 31, 2011.  Once Salon attains profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

Salon Premium memberships have been declining and may continue to decline, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002.  Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004.  However, since that time, subscriptions have been declining to approximately 15,800 as of March 31, 2010.  Salon forecasts that these memberships will continue to decline to approximately 10,000 as of March 31, 2011.  If the decline were to be in excess of anticipated amounts, Salon’s operations and available cash could be adversely affected.

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

Salon’s quarterly operating results are volatile and may adversely affect its common stock price

Salon’s future revenues and operating results, both Generally Accepted Accounting Principles in the United States (“GAAP”) and non-GAAP, are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside Salon’s control, and any of which could severely harm Salon’s business. These factors include:

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

Salon’s technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website, reduced advertising revenues, or a loss of Salon Premium subscribers

Salon is constantly upgrading its technology to manage its Website and its Salon Premium program, and during the last year redesigned its Website homepage and vertical sections.  In addition, it is creating technology for new products that Salon hopes to launch during its next fiscal year.  If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery and subscription management, its Website or subscription management systems may not operate properly, which could harm Salon’s business.  Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes.  Delays in software development processes are common, as are project failures, and either factor could harm Salon’s business.  Moreover, complex software products such as its online publishing and subscription management systems frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected.  Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.   Properties

Salon leases 8,623 square feet of office space at 101 Spear Street, San Francisco, California, where it is headquartered.  The lease for the San Francisco office will terminate in February 2014. Salon also leases 4,200 square feet of office space at 15 West 37th Street, 8th Floor, New York, NY, through August 2011, and smaller offices at 1130 Connecticut Ave. NW, Washington, DC, expiring December 31, 2010, and 300 Manhattan Beach Blvd, Manhattan Beach, CA, terminating August 31, 2010. Salon also rents minimal space to host its servers in Sacramento, California.

Salon believes that its existing properties are in good condition and are suitable for the conduct of its business.

ITEM 3.   Legal Proceedings

Salon is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Information with respect to the quarterly high and low sales prices for Salon’s common stock, ticker symbol SLNM.OB, for its fiscal years 2010 and 2009, based on sales transactions reported by the OTC (Over-The-Counter) Bulletin Board is provided below:

	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2010		March 31, 2009
For the quarter ended	High	Low	High	Low
June 30	0.40	0.11	1.68	1.10
September 30	0.20	0.11	1.98	1.00
December 31	0.65	0.11	1.10	0.16
March 31	0.35	0.06	0.40	0.20

There were 173 holders of record of Salon common stock as of June 1, 2010.  This number was derived from Salon’s stockholder records, and does not include beneficial owners of Salon’s voting common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.  The closing price of Salon’s common stock on June 3, 2010 was $0.30 per share.

Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

Salon has never repurchased any of its equity securities.

Equity Compensation Plan Information

The following table provides information about Salon’s common stock that may be issued upon the exercise of options, warrants and rights under all of Salon’s existing equity compensation plans as of March 31, 2010, including the Salon Internet, Inc. 1995 Stock Option Plan, the Salon Media Group, Inc. 2004 Stock Plan, the Salon Media Group, Inc. Non-Plan Stock Agreement and the 1999 Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,460,615	$0.23	1,589,156

Equity compensation plans not approved by security holders	50,000	$0.35	None
Total	5,510,615	N/A	1,589,156

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

Stock Performance Graph

The graph below matches Salon Media Group Inc.'s cumulative 5-year total stockholder return on common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of four companies that includes: Answers Corp., Quepasa Corp., Thestreet.com Inc. and Tucows Inc. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from March 31, 2005 to March 31, 2010.

The stock price performance included in this graph is not necessarily indicative of future stock price   performance.

ITEM 6.   Selected Consolidated Financial Data

	Dollar amounts in thousands, except per share
Year Ended March 31,	2010	2009	2008	2007	2006

Net revenues	$4,291	$6,874	$7,513	$7,748	$6,516
Net loss	$(4,861)	$(4,699)	$(3,409)	$(1,566)	$(1,122)
Net loss attributable to common stockholders (1)	$(4,861)	$(4,699)	$(3,463)	$(1,861)	$(1,349)

Basic and diluted net loss per share attributable to common stockholders (2)	$(2.30)	$(2.34)	$(1.79)	$(1.10)	$(1.67)
Weighted average common shares outstanding used in computing per share amounts (thousands)(2)	2,116	2,008	1,940	1,692	809
Cash and cash equivalents	$216	$371	$818	$829	$441
Prepaid advertising rights	$-	$1,225	$2,131	$3,267	$3,718
Total assets	$1,627	$3,330	$4,616	$5,605	$5,304
Capital leases – long-term portion	$4	$34	$56	$-	$-
Total long-term liabilities	$3,076	$2,706	$600	$85	$120

(1)            The net losses attributable to common stockholders for the years ended March 31, 2010 and 2009, do not include a preferred deemed dividend, as there was no issuances of preferred stock. The net loss attributable to common stockholders for the year ended March 31, 2008 includes a preferred deemed dividend charge of $54 from the issuance of Series D preferred stock. The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction.  The net loss attributable to common stockholders for the year ended March 31, 2007 includes a preferred deemed dividend charge of $295 from the issuance of Series D preferred stock. The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction. The net loss attributable to common stockholders for the year ended March 31, 2006 includes a preferred deemed dividend charge of $227 from the issuance of Series D preferred stock. The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction.

(2)           The share and per share results for the year ended prior to March 31, 2007 reflects a reverse stock split effective as of November 15, 2006.  In the reverse stock split, each 20 outstanding shares common stock (“old common stock”) was automatically reduced into one share of new common stock.

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

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  This source of revenue has been decreasing since Salon’s quarter ended December 31, 2004 when paid subscriptions peaked at approximately 89,100 and have since decreased to approximately 15,800 as of March 31, 2010.  Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue. Revenue from membership to the online discussion forum The Well has been recognized ratably over the subscription period.  Salon also generates nominal revenue from the licensing of content that previously appeared in Salon’s Website, for hosting links to a third party’s personals/dating Websites, and operating its emerging e-commerce activities.

Operating Expenses

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

Share Based Compensation

Salon accounts for share-based compensation under ASC 718 and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

Salon recognized stock-based compensation expense of $379,000 and $1,025,000 during the twelve months ended March 31, 2010 and March 31, 2009, respectively.  As of March 31, 2010, Salon had an aggregate of $569,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $278,000 during fiscal 2011; $176,000 during fiscal 2012; $97,000 during fiscal 2013; and $18,000 during fiscal 2014.  The expected amortization reflects only outstanding stock option awards as of March 31, 2010.  Salon expects to continue to issue share-based awards to its employees in future periods.

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

Liquidity

Salon has incurred significant net losses and negative cash flows from operations since its inception.  As of March 31, 2010, Salon had an accumulated deficit of $105.8 million.  These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock, bank debt, from the issuance of convertible notes payable and other advances from related parties.

Burr Pilger Mayer, Inc., Salon’s independent accountants for the years ended March 31, 2010, March 31, 2009 and March 31, 2008 have included a paragraph in their report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

Income Taxes

Salon has not recorded a provision for federal or state income taxes since inception due to recurring operating losses.  At March 31, 2010, Salon had net operating loss carryforwards of $78.1 million for federal income tax purposes that begin to expire in March 2016, and $31.1 million for California income tax purposes.  As Salon has been incurring tax losses, $7.1 million of California net operation loss carryforwards expired as of March 31, 2010, and if Salon were to incur a tax loss for the year ending March 31, 2011, an additional $7.1 million operating loss carryforward will expire.  Utilization of Salon’s net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California State provisions.  Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.  A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets.  The net valuation allowance increased $1.6 million during the year ended March 31, 2010 to $29.6 million.  Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded.  These factors include Salon’s history of net losses since inception and expected near-term future losses.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 69%, 76%, and 72% of Salon’s revenues, respectively for the years ended March 31, 2010, 2009 and 2008.  The duration of the advertisements are generally short term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

Prepaid Advertising Rights

In January 2000, Salon sold 1,125,000 shares of common stock to Rainbow Media Holdings (“Rainbow”) and received $11.8 million of advertising credits that were to be utilized by December 2009.  As the per share price of Salon’s common stock declined from the time the agreement was made and the date the agreement was finalized and signed, the advertising credits were valued for financial reporting purposes at $8.1 million.  As of March 31, 2010, Salon has fully utilized the advertising credits of Rainbow and NBC.

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

Goodwill

Salon has $0.2 million of goodwill remaining from a purchase in March 1999.  This asset is tested for impairment at least annually and has not been found to be impaired.

Results of Operations

Fiscal Years Ended March 31, 2010 and 2009

Net Revenues

Salon’s net revenue decreased 38% to $4.3 million in the year ended March 31, 2010 from $6.9 million in the year ended March 31, 2009.

Advertising revenues decreased 43% to $3.0 million for the year ended March 31, 2010 from $5.2 million for the year ended March 31, 2009, as overall sales declined in the first and fourth quarters, during the economic recession.

Salon Premium subscription revenues decreased by 29% to $0.7 million for the year ended March 31, 2010 from $1.0 million for the year ended March 31, 2009.  The drop in Salon Premium revenues recognized for the year ended March 31, 2010 compared to the year ended March 31, 2009 is attributable to a substantial reduction in the number of new subscribers.  Salon acquired approximately 12,000 paid one-year subscriptions for the year ended March 31, 2010 compared to approximately 17,600 for the year ended March 31, 2009.  As a result, the number of paid subscribers decreased from approximately 23,450 at March 31, 2009 to approximately 15,755 at March 31, 2010.  As of June 1, 2010, Salon had approximately 14,700 paid subscribers. As a result, Salon has continued to emphasize increasing advertising income over promoting Premium subscriptions.

An important factor in increasing advertising revenues in future periods, including Salon’s typically peak third quarter ending December 31, is attracting more unique visitors to Salon’s Website.  Attracting more unique Website visitors is important to Salon as they generate page views, and each page view becomes a potential platform for serving advertisements.  Ultimately, Salon charges advertisers based on a set number of impressions viewed by Website visitors.  Due to various factors, including concerted efforts to make Salon’s content more accessible to readers by auto launching the site pass, a better optimized Website to facilitate appearance in search engine results, and marketing campaigns with select Websites, the average number of unique monthly Website visitors began to grow in the fourth quarter, up 22% over the prior period, although flat for the full year.  Aiding the continued growth in unique visitors to Salon’s Website is the migration of readers to the Internet from print newspapers.

All other sources of revenue were $0.6 million for the year ended March 31, 2010 and $0.7 million for the year ended March 31, 2009.  Approximately half of this revenue was derived from the Well, an online discussion forum.

Production and Content Expenses

Production and content expenses during the year ended March 31, 2010 were $3.7 million versus $5.3 million for the year ended March 31, 2009, a decrease of $1.6 million.  The 31% decrease primarily reflects a decrease in staff and related salary and benefit costs, as well as a reduction in freelance costs.

Sales and Marketing Expenses

Sales and marketing expenses during the year ended March 31, 2010 were $2.7 million versus $2.9 million for the year ended March 31, 2009, a decrease of $0.2 million.  The 7% decrease results from higher usage of advertising credits being offset by lower ad sales salaries, commissions and travel expenses.

Information Technology Support Expenses

Information technology support expenses during the year ended March 31, 2010 remained flat from one year ago at $0.8 million.

General and Administrative Expenses

General and administrative expenses during the year ended March 31, 2010 were $1.6 million versus $1.7 million for the year ended March 31, 2009, a decrease of $0.1 million.  The 6% decrease was primarily attributed to lower stock-based compensation expenses, executive bonuses and bad debt expenses.

Separation Expenses

Separation expenses were nil for the year ended March 31, 2010 versus $0.6 million for the year ended March 31, 2009, which consisted of one-time charges related to the resignation of Salon’s former CEO, including $0.3 million in non-cash stock-based compensation from the accelerated vesting of options.

Interest and Other Expenses

Interest and other expenses for the year ended March 31, 2010 remained flat at approximately $0.2 million from one year ago which consisted primarily of accrued interest costs for Salon’s outstanding debts and financial obligations, including bank debt, several convertible promissory notes, and computer equipment capital leases.

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

An important factor in increasing advertising revenues in future periods, including Salon’s typically peak third quarter ending December 31, is attracting more unique visitors to Salon’s Website.  Attracting more unique Website visitors is important to Salon as they generate page views, and each page view becomes a potential platform for serving advertisements.  Ultimately, Salon charges advertisers based on a set number of impressions viewed by Website visitors.  After Salon made concerted efforts to make Salon’s content more accessible to readers by auto launching the site pass, a better optimized Website to facilitate appearance in search engine results, and completed marketing campaigns with select Websites, the average number of unique monthly Website visitors for the year ended March 31, 2009 increased 10% to 4.8 million from the year ended March 31, 2008, and attained a record high for fiscal year 2009 of 6.3 million in October 2008.  Aiding the continued growth in unique visitors to Salon’s Website is the migration of readers to the Internet from print newspapers.

Salon has evaluated the balance between its subscription and advertising businesses and has shifted emphasis toward advertising.  Until recently, a Website visitor was given a choice of: (1) becoming a Salon Premium subscriber to avoid having to view advertisements on Salon’s Website or (2) viewing an advertisement to gain access to all of Salon’s content.  Salon’s management concluded that this strategy impeded access to Salon’s Website and its ability to generate advertising impressions.  During the quarter ended December 31, 2006, Salon changed its Site Pass model to automatically serve advertisements, enabling a Website visitor to gain a more seamless access to Salon’s content.  This change has produced an increase in the number of ad impressions that Salon can serve and improved Salon’s potential to generate an even greater amount of advertising revenues, offsetting a drop in Salon Premium subscriptions that traditionally were solicited from the Site Pass and the relatively small revenue they generate.

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

Interest and Other Expenses

Interest and other expenses for the years ended March 31, 2009 and 2008, consisted primarily of accrued interest costs of $194,000 and $37,000, respectively, for Salon’s outstanding debts and financial obligations, including a borrowing agreement, several convertible promissory notes, and computer equipment capital leases.

Liquidity and Capital Resources

Net cash used in operations was $2.6 million for the year ended March 31, 2010, $2.4 million for the year ended March 31, 2009, and $1.5 million for the year ended March 31, 2008.  The principal use of cash during the years ended March 31, 2010, March 31, 2009 and March 31, 2008 was to meet its operating deficits.

Net cash used in investing activities was immaterial for the year ended March 31, 2010.  Net cash used in investing activities for the years ended March 31, 2009 and March 31, 2008 was $0.3 million to fund the acquisition of computer equipment and internal software development.

For the year ended March 31, 2010, net cash provided from financing activities was $2.5 million, consisting primarily of short-term advances from related parties.  For the year ended March 31, 2009, net cash provided from financing activities was $2.2 million, which included $2.0 million in long-term borrowing and $0.2 million in short-term borrowing.  For the year ended March 31, 2008, net cash provided from financing activities was $1.9 million, which included $1.0 million in short-term borrowings, $0.5 million in long-term borrowing and $0.4 million from the issuance of 292 shares of preferred stock.

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

As of March 31, 2010, Salon has five outstanding capital leases on computer equipment and does not anticipate entering into similar debt instruments during its year ending March 31, 2011.  The following summarizes Salon’s contractual obligations as of March 31, 2010, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,751	$509	$871	$371	$-
Capital leases	35	31	4	-	-
Capital lease interest	4	3	1	-	-
Short-term borrowing	3,800	3,800	-	-	-
Short-term borrowing interest	113	113	-	-	-
Convertible notes	2,500	-	2,500	-	-
Convertible notes interest	809	538	271	-	-
Total	$9,012	$4,994	$3,647	$371	$-

Capital requirements

Salon has a history of significant losses and expects to incur a net loss from operations for its year ending March 31, 2011.  Because of past losses, an anticipated loss next year and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for the years ended March 31, 2010, March 31, 2009 and March 31, 2008 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern.  During the last three years, Salon has relied on cash from bank debt, the issuance of convertible notes and preferred stock, and related party advances to meet its cash requirements.

 Based on current cash projections for next year, which contemplate a smaller operating loss, positive cash flow generation in the second half of the year, and takes into account $0.8 million in related party advances  received subsequent to year end, Salon estimates it will require approximately $1.5-$2.0 million  in additional funding to meet its operating needs. During fiscal 2010, in the face of reduced revenues resulting from the recession’s impact on advertising budgets, the Company implemented significant organizational changes that lowered its breakeven level. However, if planned revenues are less than expected, then Salon will not meet its operating targets and the projected cash shortfall may be higher.  Salon is in discussions with potential investors, including related parties, to obtain additional funding, and has engaged an investment banker to facilitate these efforts. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements

Salon has no off-balance sheet arrangements.

Recent Accounting Pronouncements

Effective July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ” (“SFAS 68”), (Topic 105). The Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. This standard establishes two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company adopted SFAS 168 (Topic 105) as of September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our Condensed Consolidated Financial Statements. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to also refer to the appropriate topic of ASC.

In December 2007, the FASB issued ASC Topic 805 “Business Combinations” and ASC Topic 810 “Consolidation.”  ASC Topic 805 establishes principles and requirements during business combinations for how the acquirer:

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

In January 2010, the FASBissued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements . ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In June 2008, FASB ratified the EITF consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock  (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC, Topic 815,  Accounting for Derivative Instruments and Hedging Activities , and to any freestanding financial instruments are potentially indexed to an entity’s own common stock.  EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008.  The Company adopted EITF 07-05 (Topic 815) as of April 1, 2009.  The adoption of the standard’s requirements can affect the accounting for warrants and many convertible instruments containing provisions that protect holders from a decline in the stock price (or “down round” provisions). We evaluated whether our warrants or convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that the outstanding warrants at March 31, 2009 to purchase 121,106 shares of common stock previously treated as equity were no longer afforded equity treatment and would have to be reclassified to a liability.  Under ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities”, which was primarily codified into ASC Topic 815 “ Derivatives and Hedging,”  the fair value of this liability  would be re-measured at the end of each reporting period with the change in value reported in the consolidated statement of operations. Based on the Company’s evaluation of the fair value of these warrants from issue date through March 31, 2010, the Company determined that the fair value amounts were not material and therefore, did not record any adjustments for these warrants under ASC 815 in the accompanying consolidated financial statements. The Company also determined that while its convertible preferred stock contains certain down-round provision features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of ASC 815. Accordingly, the requirements of ASC 815 are not applicable to the conversion features of the Company’s preferred stock.

In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1,  Revenue Arrangements with Multiple Deliverables  (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. While we are currently evaluating the potential impact, if any, of the adoption of ASU 2009-13, the Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements, financial condition or liquidity.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million, plus accrued interest, at a rate of prime less 0.25% which will subject Salon to interest rate risk. The line of credit has been fully drawn as of March 31, 2010 and 2009, and is guaranteed by Salon’s Chairman.    Rates declined throughout most of fiscal 2010.  Salon feels that the impact of the risk of future rate increases will not have a material impact.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Salon Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Salon Media Group, Inc. and its subsidiaries (“the Company”) as of March 31, 2010 and 2009, and  the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended March 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salon Media Group, Inc. and its subsidiaries as of March 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $105.8 million at March 31, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
June 25, 2010

SALON MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$216	$371
Accounts receivable, net of allowance of $55 and $112	706	886
Prepaid advertising rights	-	1,225
Prepaid expenses and other current assets	58	53
Total current assets	980	2,535

Property and equipment, net	299	445
Other assets, principally deposits	148	150
Goodwill	200	200
Total assets	$1,627	$3,330
Liabilities and Stockholders’ Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	2,800	250
Accounts payable and accrued liabilities	1,253	1,324
Deferred revenue	338	470
Total current liabilities	5,391	3,044

Convertible notes payable	2,687	2,500
Other long-term liabilities	385	172
Capital lease, less current portion	4	34
Total liabilities	8,467	5,750
Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 9,467 shares issued and outstanding at March 31, 2010 and March 31, 2009 (liquidation value of $25,057 at March 31, 2010 and $24,246 at March 31, 2009)	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized,
2,437,956 shares issued and outstanding at March 31, 2010 and 2,021,276 shares issued and outstanding at March 31, 2009	2	2
Additional paid-in capital	99,005	98,564
Accumulated deficit	(105,847)	(100,986)
Total stockholders’ deficit	(6,840)	(2,420)
Total liabilities and stockholders’ deficit	$1,627	$3,330

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,
	2010	2009	2008

Net revenues	$4,291	$6,874	$7,513

Operating expenses:
Production and content	3,698	5,314	5,544
Sales and marketing	2,738	2,925	2,756
Information technology support	861	763	829
General and administrative	1,613	1,746	1,756
Separation expenses	-	631	-
Total operating expenses	8,910	11,379	10,885

Loss from operations	(4,619)	(4,505)	(3,372)

Interest and other income (expense)	(242)	(194)	(37)
Net loss	(4,861)	(4,699)	(3,409)
Preferred deemed dividend	-	-	(54)
Net loss attributable to common stockholders	$(4,861)	$(4,699)	$(3,463)

Basic and diluted net loss per share
attributable to common stockholders	$(2.30)	$(2.34)	$(1.79)

Weighted average shares used in computing basic and diluted net loss per share
attributable to common stockholders	2,116	2,008	1,940

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except Preferred Stock Shares)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 31, 2007	9,183	$-	1,940	$2	$96,788	$(92,824)	$3,966

Shares issued under employee stock plans	-	-	-	-	1	-	1
Series D convertible preferred stock and common stock warrants issued for cash	292	-	-	-	350	-	350
Preferred deemed dividend on issuance of Series D Convertible preferred stock	-	-	-	-	54	(54)	-
Share-based compensation	-	-	-	-	109	-	109
Net loss	-	-	-	-	-	(3,409)	(3,409)

Balance, March 31, 2008	9,475	-	1,940	2	97,302	(96,287)	1,017

Shares issued under employee stock plans	-	-	63	-	1	-	1
Preferred stock converted to common stock	(8)	-	18	-	-	-	-
Share-based compensation	-	-	-	-	1,261	-	1,261
Net loss	-	-	-	-	-	(4,699)	(4,699)

Balance, March 31, 2009	9,467	-	2,021	2	98,564	(100,986)	(2,420)

Shares issued under restricted stock plans	-	-	526	-	-	-	-
Shares of common stock cancelled	-	-	(109)	-	-	-	-
Share-based compensation	-	-	-	-	441	-	441
Net loss	-	-	-	-	-	(4,861)	(4,861)

Balance, March 31, 2010	9,467	$-	2,438	$2	$99,005	$(105,847)	$(6,840)

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(4,861)	$(4,699)	$(3,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	1	4	-
Share-based compensation	379	1,025	313
Depreciation and amortization	227	210	102
Prepaid advertising rights usage	1,225	906	1,136
Changes in assets and liabilities:
Accounts receivable	180	(22)	143
Prepaid expenses, other current assets and other assets	(3)	(12)	(4)
Accounts payable, accrued liabilities and other long-term liabilities	391	410	262
Deferred revenue	(132)	(235)	(87)
Net cash used in operating activities	(2,593)	(2,413)	(1,544)

Cash flows from investing activities:
Purchase of property and equipment	(82)	(247)	(313)
Net cash used in investing activities	(82)	(247)	(313)

Cash flows from financing activities:
Proceeds from short-term borrowings	2,550	250	1,000
Proceeds from long-term borrowings	-	2,000	500
Capital lease payments	(30)	(38)	(5)
Proceeds from issuance of preferred stock, net	-	-	350
Proceeds from issuance of common stock, net	-	1	1
Net cash provided by financing activities	2,520	2,213	1,846

Net decrease in cash and cash equivalents	(155)	(447)	(11)
Cash and cash equivalents at beginning of year	371	818	829
Cash and cash equivalents at end of year	$216	$371	$818

Amount paid for interest	$9	$12	$3
Supplemental schedule of non-cash investing and financing activities:
Preferred deemed dividend	$-	$-	$54
Property and equipment purchased with capital lease	$-	$12	$86
Stock compensation liability	$-	$-	$204
Conversion of accrued interest for convertible notes payable	$187	$-	$-

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 1.    The Company

Salon Media Group, Inc (“Salon” or “the Company”) is an Internet media company that produces a content Website with various subject-specific sections, which includes two online communities, and a social network.  The Website also allows for audio downloads and video clips.  Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999.  Salon operates in one business segment.

Note 2.    Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at March 31, 2010 of $105,847.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2011.  During the last three years, Salon has relied on cash from the issuance of bank debt, convertible notes and preferred stock, and related-party advances to meet its cash requirements.  Based on current cash projections for next year, which contemplate a smaller operating loss, positive cash flow generation in the second half of the year, and takes into account $0.7 million in related party advances received subsequent to year end, Salon estimates it will require between $1.5-$2.0 million in additional funding to meet its operating needs. During fiscal year 2010, in the face of reduced revenues resulting from the recession’s impact on advertising  budgets, the Company implemented significant organizational changes which lowered its breakeven level. However, if planned revenues are less than expected, then we will not meet our operating targets and our projected  cash shortfall may be higher.  Salon is in discussions with potential investors, including related parties, to obtain additional funding, and has engaged an investment banker to facilitate these efforts. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all.

Principles of consolidation

The consolidated financial statements include the accounts of Salon and its wholly owned subsidiaries, which are not active.  All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Segment and enterprise-wide reporting

Salon discloses segment enterprise-wide information in accordance with ASC 280, Segment Reporting.  Based upon definitions contained within ASC 280, management has determined that Salon operates in one segment.  In addition, virtually all revenues are in United States, and all of the long-lived assets are located within the United States.

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

Prepaid advertising rights

Prepaid advertising rights are carried at cost less accumulated amortization, with amortization commensurate to the usage of such rights.  All remaining credits were utilized prior to their December 31, 2009 expiration date.

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

Software development costs

Information technology support expenses to develop new product offerings for internal use, such as Open Salon, are capitalized as software development costs.  Salon has capitalized $95 of expenditures through March 31, 2009, which is included with property and equipment.  No expenses were capitalized in the current fiscal year.

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

Revenue from Salon’s subscription services from Salon Premium and The Well are recognized ratably over their respective subscription periods.  Salon Premium subscriptions are generally for one  year periods.  Well subscriptions are generally only for one month.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources.  There were no differences between the net loss for the years ended March 31, 2010, 2009 and 2008 and comprehensive loss for those periods.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Stock-based compensation

The Company accounts for stock-based compensation in accordance with, ASC 718 Compensation – Stock Compensation (ASC 718).  Under ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period.  Salon uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.  Salon recognizes compensation cost related to options granted on a straight-line basis over the applicable vesting period.

Net loss per share

Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Year Ended March 31,
	2010	2009	2008
Numerator:
Net loss attributable to common stockholders	$(4,861)	$(4,699)	$(3,463)

Denominator:
Weighted average shares used in
computing basic and diluted net loss per share attributable to common stockholders	2,116,000	2,008,000	1,940,000

Basic and diluted net loss per share attributable
to common stockholders	$(2.30)	$(2.34)	$(1.79)

Antidilutive securities including options,
warrants and convertible notes and preferred stock not included in loss per share calculation	18,238,000	15,518,000	12,678,000

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

Concentrations of credit risk

Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral.  Salon provides an allowance for credit losses that it periodically adjusts to reflect management’s expectations of future losses.  Two and three customers accounted for 10% or more of trade accounts receivable at March 31, 2010 and 2009, respectively.  No customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Recent accounting pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ” (“SFAS 68”), (Topic 105). The Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. This standard establishes two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company adopted SFAS 168 (Topic 105) as of September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our Consolidated Financial Statements. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to also refer to the appropriate topic of ASC.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

In December 2007, the FASB issued ASC Topic 805 “Business Combinations”  and ASC Topic 810 “Consolidation.”  ASC Topic 805 establishes principles and requirements during business combinations for how the acquirer:

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

 In June 2008, FASB ratified the EITF consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock  (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815,  Accounting for Derivative Instruments and Hedging Activities , and to any freestanding financial instruments are potentially indexed to an entity’s own common stock.  EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008.  The Company adopted EITF 07-05 (Topic 815) as of April 1, 2009.  The adoption of the standard’s requirements can affect the accounting for warrants and many convertible instruments containing provisions that protect holders from a decline in the stock price (or “down round” provisions). We evaluated whether our warrants or convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that the outstanding warrants at March 31, 2009 to purchase 121,106 shares of common stock previously treated as equity were no longer afforded equity treatment and would have to be reclassified to a liability.  Under ASC Topic 815 “ Derivatives and Hedging,”  the fair value of this liability  would be re-measured at the end of each reporting period with the change in value reported in the consolidated statement of operations. Based on the Company’s evaluation of the fair value of these warrants from issue date through March 31, 2010, the Company determined that the fair value amounts were not material and therefore, did not record any adjustments for these warrants under ASC 815 in the accompanying consolidated financial statements. The Company also determined that while its convertible preferred stock contains certain down-round provision features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of ASC 815. Accordingly, the requirements of ASC 815 are not applicable to the conversion features of the Company’s preferred stock.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1,  Revenue Arrangements with Multiple Deliverables  (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. While we are currently evaluating the potential impact, if any, of the adoption of ASU 2009-13, the Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB ratified ASU 2009-14 (ASU 2009-14) (previously EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements) . ASU 2009-14 modifies the scope of Software Revenue Recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 has an effective date that is consistent with ASU 2009-13. While we are currently evaluating the potential impact, if any, of the adoption of ASU 2009-13, the Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements . ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).   Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements, financial condition or liquidity.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

Note 3.    Borrowing Agreements

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%.  The agreement is guaranteed in its entirety by Salon’s Chairman.  The line of credit has been fully drawn as of March 31, 2010 and 2009.  Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.   Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of March 31, 2010, and 2009, accrued interest on bank debt totals $113 and $79, respectively.  As of March 31, 2010 and 2009, the weighted average interest rate on the Company’s short-term borrowings was 3% and 5%, respectively.

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

On October 31, 2009 Salon issued to each of its Chairman and the father of Salon’s former CEO and current Director a convertible promissory interest note in exchange for loans with a principal amount of $38, an aggregate of $75.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

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

As of March 31, 2010, convertible notes payable totaled $2,687, inclusive of $187 in notes issued as payment in kind of accrued interest thereon. Related parties hold $2,687 of such notes and aggregate related party interest expense totaled $149.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Related Party Advances

As of March 31, 2010, the Company has received $2.8 million in unsecured, interest-free cash advances, including $1.8 million from the Company’s Chairman and $1 million from the father of Salon’s former CEO.  Subsequent to year end, the Company’s Chairman advanced an additional $845, to be used for working capital. This debt is payable on demand, and is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

Note 4.    Goodwill

In accordance with ASC 360, Goodwill is not amortized but is tested for impairment annually during the Company’s fourth quarter, or when events and circumstance occur indicating that the asset might be impaired.  The carrying value of goodwill at March 31, 2010 and March 31, 2009 was $200 and was not found to be impaired.

Note 5.    Property and Equipment

	Year Ended March 31,
	2010	2009
Property and equipment, net
Computer hardware and software	$1,396	$1,371
Leasehold improvements	82	82
Furniture and office equipment	279	276
	1,757	1,729
Less accumulated depreciation and amortization	(1,458)	(1,284)
	$299	$445

Depreciation and amortization expense for the years ended March 31, 2010, 2009 and 2008 was $227, $210, and $102 respectively.

Note 6.    Accounts Payable and Accrued Liabilities

	Year Ended March 31,
	2010	2009
Accounts payable and accrued liabilities
Accounts payable	$343	$286
Salaries and wages payable	409	579
Accrued services	33	25
Capital lease, current portion	31	33
Other accrued expenses	437	401
	$1,253	$1,324

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 7.    401(k) Savings Plan

Salon’s 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms.  Participants may contribute from 1% to 20% of compensation, subject to statutory limitations.  Employer matching contributions are discretionary based on a certain percentage of a participant’s contributions as determined by management of Salon.  Salon has not made any discretionary contributions to the 401(k) Plan through March 31, 2010.

Note 8.    Employee Stock Option Plan

Salon has two stock option plans approved by stockholders.  The Salon Internet, Inc. 1995 Stock Option Plan (the 1995 Plan), which was terminated in November 2004, and the Salon Media Group, Inc. 2004 Stock Plan (the 2004 Plan) that was approved by Salon’s stockholders in November 2004.  The 2004 Plan allows the issuance of incentive and nonstatutory options to employees and non-employees of Salon.  In October 2005, Salon’s stockholders approved an amendment to the 2004 Plan to increase the maximum number of shares of common stock that may be issued under the plan by 800,000 to 2,300,000 shares.  In October 2007, Salon’s stockholders approved another amendment to the 2004 Plan to increase the maximum number of shares of common stock that may be issued under the plan by 875,000 to a total of 3,175,000 shares and to allow for grants of restricted stock awards.  In May 2009, Salon’s Board of Directors further approved an amendment to the 2004 Plan to increase the maximum number of shares of common stock that may be issued under the plan by 4,500,000 to 7,675,000 shares.

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

Salon may grant restricted stock awards to officers that typically vest over an approximate four year period.  Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to dividends and voting rights.

On December 4, 2008, Salon granted non-plan restricted stock awards to certain officers.  These grants became fully vested on January 1, 2010.  Non-Plan restricted stock awards are considered outstanding at the time of vesting.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Salon has granted options pursuant to plans not approved by stockholders.  These grants include an option to purchase 25,000 shares of common stock issued in December 2006 and an option to purchase 50,000 shares of common stock issued in June 2006, both granted to Salon’s then Senior Vice President – Publisher, and an option to purchase 50,000 shares of common stock issued in February 2005 to Salon’s former Chairman. The 75,000 options granted to the then Senior Vice President – Publisher have been forfeited following the departure of the executive.

As of March 31, 2010, Salon has approximately 2,128,000 shares authorized to be issued under the 2004 Plan of which approximately 1,589,000 shares remain available for future grant.

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

Stock based compensation expense recognized for the years ended March 31, 2010, 2009 and 2008 was $379, $1,025 and $313, which consisted of stock-based compensation expense related to stock options and restricted stock.

As of March 31, 2010, the aggregate stock compensation remaining to be amortized to expenses was $569. Salon expects this stock compensation balance to be amortized as follows: $278 during fiscal 2011; $176 during fiscal 2012; $97 during fiscal 2013; and $18 during fiscal 2014.  The expected amortization reflects only outstanding stock option awards as of March 31, 2010.

No amounts were recorded relating to excess tax benefits from the exercise of stock-based compensation awards during the year ended March 31, 2010, and as a result there were no differences in net cash used in operating and financing activities due to the implementation of ASC 718.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Year Ended March 31,
	2010	2009	2008
Risk-free interest rates	1.52 – 2.05%	1.30 – 3.09%	2.16 – 5.00%
Expected lives (in years)	4	4	4
Expected volatility	156 – 209%	92 – 163%	94 – 116%
Dividend yield	0.0%	0.0%	0.0%

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

The following table summarizes activity under Salon’s plans for the year ended March 31, 2010:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of April 1, 2009	2,440,000	$0.35		$0
Granted	3,391,000	$0.15
Exercised	-	-
Expired or forfeited	(321,000)	$0.39
Outstanding at March 31, 2010	5,510,000	$0.23	8.2	$0
Exercisable at March 31, 2010	1,937,000	$0.31		$0
Vested and Expected to vest at March 31, 2010	3,391,000	$0.22	8.8	$0

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

The following table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.08 - $0.12	1,881,000	9.6	$0.12	368,000	$0.12
$0.16 - $0.20	1,500,000	9.1	$0.20	6,000	$0.20
$0.35 - $0.35	2,127,000	6.4	$0.35	1,561,000	$0.35
$5.20 - $5.20	2,000	5.1	$5.20	2,000	$5.20
	5,510,000	8.2	$0.23	1,937,000	$0.31

The weighted average fair value per share of the stock option awards in the year ended March 31, 2010, 2009 and 2008 was $0.14, $0.41, and $0.94, respectively.  The weighted average fair value of options vested during the year ended March 31, 2010, 2009 and 2008 was $0.33, $0.63 and $1.75 per share, respectively.

  The total intrinsic value of options exercised during the year ended March 31, 2010 was nil as none were exercised during the fiscal year.

Note 9.    Commitments and Contingencies

Salon has operating lease agreements for its office space in San Francisco, CA that expires in February 2014, and for its office in Manhattan Beach, CA that expires in August 2009. In addition, Salon has a sublease agreement for its office in Washington, D.C. that expires in December 2010. In addition, Salon’s operating lease for its office space in New York was signed for the period June 2008 through August 2011.  Rent expense under operating lease agreements was $488, $457, and $530 for the years ended March 31, 2010, 2009, and 2008 respectively.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Salon has five capital leases as of March 31, 2010.  Total future minimum payments under operating and capital leases, short-term borrowing and convertible notes in effect at March 31, 2010 are as follows:

	Payments Due By Period
	Total	Year 1	Year 2	Year 3	Year 4
Operating leases	$1,751	$509	$474	$397	$371
Capital leases	35	31	4	-	-
Capital lease interest	4	3	1	-	-
Short-term borrowing	3,800	3,800	-	-	-
Short-term borrowing interest	113	113	-	-	-
Convertible notes principal	2,500	-	1,500	1,000	-
Convertible notes interest	31	14	14	3	-
Total	$8,234	$4,470	$1,993	$1,400	$371

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

Note 10.    Income Taxes

Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurred operating losses.  At March 31, 2010, Salon has net operating loss carry-forwards of $78,065 and $31,114 for Federal and California purposes, respectively, available to reduce future taxable income, if any.  During the year ended March 31, 2010, $7,137 of California net operating loss carry-forwards expired and additional $7,090 is due to expire as of March 31, 2011, with the balance expiring over time thereafter if not utilized beforehand.  The federal net operating loss carry-forwards begin to expire on March 31, 2016 if not utilized beforehand.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

At March 31, 2010, Salon has research and development credit carry-forwards of $12 and $9 for Federal and California income tax purposes, respectively.  The research and development credit carry-forwards expire beginning in the year 2011.

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

Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31,
	2010	2009
Net operating losses	$28,950	$27,094
Other	640	918
Total deferred tax assets	29,591	28,012
Valuation allowance	(29,591)	(28,012)
Net deferred tax asset	$-	$-

Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets.  The difference between Salon’s effective income tax rate and the federal statutory (34%) rate is as follows:

	Year Ended March 31,
	2010	2009	2008
Statutory tax benefit	$(1,610)	$(1,598)	$(1,177)
State taxes, net of federal benefit	(276)	(274)	(202)
Permanent differences	179	230	130
Other	128	81	253
Total	(1,579)	(1,561)	(996)
Change in valuation allowance	1,579	1,561	996
	$-	$-	$-

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

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Following the above transactions and the 20:1 reverse stock split of November 15, 2006, the conversion rate and common equivalent shares of Salon’s preferred stock is as follows as of March 31, 2010:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series A	675	$4,000	1.801	1,499,126
Series B	125	$4,000	1.489	335,884
Series C	6,582	$800	0.787	6,692,471
Series D-1	417	$1,200	1.698	294,630
Series D-2	417	$1,200	1.964	254,779
Series D-3
Issued on 12/21/05	209	$1,200	1.698	147,669
Issued on 07/27/06	208	$1,200	2.178	114,620
Series D-4
Issued on 07/27/06	42	$1,200	2.178	23,144
Issued on 09/21/06	333	$1,200	1.578	253,225
Issued on 12/18/06	42	$1,200	0.892	56,535
Series D-5
Issued on 12/18/06	125	$1,200	0.891	168,261
Issued on 11/19/07	292	$1,200	1.412	248,168
Total	9,467			10,088,512

The Series A, B, C and D preferred stock conversion rate is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon stock issuances.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Warrants outstanding as of March 31, 2010 that have been issued to holders of Series D preferred stock are as follows:

	Exercise	Warrant
	Price	Shares
Series D-5
Issued on 11/19/07	$1.665	35,040

The exercise price of warrants issued in conjunction with the issuance of Series D are subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon warrant issuances.

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of March 31, 2010, no dividend has been declared to the holders of preferred stock.

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

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them.  Based on available information, Salon estimates that the holders of Series C preferred stock hold approximately 91% of this group of stockholders.

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

The aggregate liquidation preferences of all preferred stockholders shall include a set price for each share plus an amount equal to all accumulated and accrued dividends whether or not declared.

Neither the Series A, B, C or D preferred stock, the associated warrants, nor the underlying shares of common stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

Note 12.    Warrants

During the years ended March 31, 2010, 2009 and 2008, no warrants were exercised.

Salon has warrants to purchase 35,040 shares of common stock outstanding as of March 31, 2010, as follows:

	Warrant	Exercise	Grant	Expiration
Warrant Holder	Shares	Price	Date	Date
The Hambrecht 1980 Revocable Trust	35,040	$1.665	11/19/07	11/19/10

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 13.    Subsequent Events

Following year end, through June 14, 2010, the Company has received $845 in unsecured, interest-free cash advances from the Company’s Chairman. This debt is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

Note 14.    Selected Quarterly Financial Data (unaudited)
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010:
Net revenues	$989	$1,025	$1,413	$864
Net loss attributable to common stockholders	$(1,255)	$(1,079)	$(1,701)	$(826)
Basic and diluted net loss per share attributable to common stockholders	$(0.62)	$(0.53)	$(0.85)	$(0.34)
Basic and diluted shares used in per share calculation	2,021	2,021	1,996	2,407

2009:
Net revenues	$1,907	$1,977	$1,848	$1,142
Net loss attributable to common stockholders	$(582)	$(1,281)	$(1,133)	$(1,703)
Basic and diluted net loss per share attributable to common stockholders	$(0.30)	$(0.66)	$(0.57)	$(0.84)
Basic and diluted shares used in per share calculation	1,941	1,953	2,004	2,020

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (March 31, 2010), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines as set forth in Securities and Exchange Commission Release no. 33-8810, Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant

Salon’s executive officers and directors as of May 31, 2010 are as follows:

Name	Age	Position
Richard Gingras	58	Chief Executive Officer, Director
Norman Blashka	56	Executive Vice President and Chief Financial Officer
Joan Walsh	51	Editor-in-Chief
Benjamin Zagorski	30	Vice President Sales
Deepak Desai (1,3)	51	Director
Robert Ellis (1)	74	Director
Elizabeth Hambrecht	47	Director
George Hirsch(1)	75	Director
James Rosenfield (2)	81	Director
David Talbot	58	Director
John Warnock(2)	69	Chairman of the Board, Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Audit Committee financial expert

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

Benjamin Zagorski was appointed Vice President Sales in December 2009, after being promoted from his position as Ad Sales Manager, which he held from September 2006 through December 2009.  Prior to joining Salon, Mr. Zagorski held the position of Account Executive with The New York Times from May 2005 to August 2006.   From September 2003 to April 2005, he held the position of Ad Sales Executive with CitySearch, a division of IAC/InterActiveCorp. Mr. Zagorski holds a Bachelor of Science in Entrepreneurial Management from the Wharton School of Business of the University of Pennsylvania.

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

ITEM 11.  Executive Compensation

Executive Compensation

The following table shows, for the fiscal year ended March 31, 2010, the compensation of Salon’s (i) principal executive officer; (ii) principal financial officer; and (iii) the three most highly compensated executive officers other than our principal executive officer and principal financial officer who were serving as executive officers during the year ended March 31, 2009, collectively the “Named Executive Officers”:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Richard Gingras (2)	2010	197,417	32,943	57,445	-	287,805
Chief Executive Officer

Elizabeth Hambrecht (3)	2010	16,370	-	1,280	-	17,650
Former Chief Executive Officer	2009	65,360	-	3,047		101,407

Norman Blashka (4)	2010	169,500	46,875	83,176	-	299,551
Executive Vice President and Chief Financial Officer	2009	195,000	-	266,550	-	461,550

Joan Walsh (5)	2010	194,925	46,875	65,488	-	307,288
Editor-in-Chief	2009	219,292	-	272,739	-	492,031

Benjamin Zagorski (6)	2010	172,370	74,166	6,497	36,539	289,522
Vice President Sales	2009	105,000	-	2,831	61,119	168,950

1.
The amounts shown are the compensation costs recognized by Salon in fiscal years 2010 and 2009 for options and restricted stock awards, as determined pursuant to ASC 718 Compensation – Stock Compensation, excluding any estimates of future forfeitures.  For a discussion of the assumptions used to calculate the value of the option awards, see Note 8 of the Notes to the Consolidated Financial Statements.

2.
Mr. Gingras was appointed Chief Executive Officer in May 2009 at a base annual salary of $230,000.  In October 2009, Mr. Gingras agreed to a temporary 10% salary reduction to $207,000.  He also earned a fiscal year 2010 bonus of $32,943, which is expected to be paid in stock. .His reported compensation above excludes $64,000 earned for consulting services prior to May, 2009.

3.
Ms. Hambrecht continues to serve as a company director and consultant. Ms. Hambrecht was reappointed Chief Executive Officer in September 2008 and served in this position until replaced by Richard Gingras in May 2009.  Her base annual salary during fiscal 2010 was $130,000.  Since May, 2009, she has been retained as a consultant at an annual rate of $150,000 per year. She also received consulting fees of $33,000 in fiscal 2009.

4.
Mr. Blashka continues to serve as Executive Vice President and Chief Financial Officer. His contractual salary of $200,000 has undergone two temporary 10% reductions to $162,000.  Mr. Blashka also earned a fiscal year  2010 bonus of $46,875, which is expected to be paid in stock.   Included in 2009 option awards is an equity grant in lieu of a cash bonus totaling $73,594.

5.
Ms. Walsh continues to serve as Editor-in-Chief.  Her contractual salary of $230,000 has undergone two temporary 10% reductions to $186,300.  She also earned a fiscal year 2010 bonus of $46,875, which is expected to be paid in stock.  Included in 2009 option awards is an equity grant in lieu of a cash bonus totaling $73,594.

6.
Mr. Zagorski was promoted to Vice President Sales in December, 2009 at a base annual salary of $215,000. His base salary excludes $36,539 in commissions earned upon attaining targeted revenue goals for fiscal year 2010.

Grants of Plan-Based Awards in Fiscal 2010

The following table presents information on equity awards granted during the 2010 fiscal year:

GRANTS OF PLAN BASED AWARDS

					All Other
					Option Awards:		Grant Date
					Number of	Exercise or	Fair Value
		Estimated Future Payouts Under			Securities	Base Price	of Stock
	Grant	Equity Incentive Plan Awards			Underlying	of Option	and Option
Name	Date	Threshold	Target	Maximum	Options	Awards (1)	Awards
Richard Gingras (2)	05/04/2009				1,416,211	$0.20	$250,669
	05/04/2009				110,345	$0.29	22,069

Norman Blashka (3)	09/24/2009				80,000	$0.12	$8,720
	09/24/2009				183,984	$0.12	$20,054

Joan Walsh (4)	09/24/2009				100,000	$0.12	$10,900
	09/24/2009				183,984	$0.12	$20,054

Benjamin Zagorski (5)	09/24/2009				70,000	$0.12	$7,630
	12/10/2009				310,000	$0.11	$32,550

(1)	The exercise price per share of each restricted stock and option was equal to the fair market value of Salon’s common stock on the date of grant.

(2)	110,345 shares of restricted stock awarded to Mr. Gingras as partial payment of consulting fees.

(3)	183,984 fully vested options were awarded to Mr. Blashka in lieu of a cash bonus.

(4)	183,984 fully vested options were awarded to Ms. Walsh in lieu of a cash bonus.

(5)	310,000 shares awarded to Mr. Zagorski were in conjunction with his promotion to Vice President Sales.

Profit Sharing Retirement Plan and 401(k) Savings Plan

Salon has made no contributions to its profit sharing plan nor matched employee contributions to its 401(k) plan since its inception.

Outstanding Equity Awards at Fiscal 2010 Year-End

The following table sets forth the outstanding equity awards for each Named Executive Officer as of March 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
				Equity Incentive
	Number of	Number of		Plan Awards:
	Securities	Securities		Number of
	Underlying	Underlying		Securities
	Unexercised	Unexercised		Underlying	Option	Option
	Options	Options		Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable		Unearned Options	Price ($)	Date
Richard Gingras		(1)	1,416,211		0.20	05/04/2019

Elizabeth Hambrecht	125,000				0.35	02/07/2015
	20,313	(2)	4,687		0.35	12/07/2016
	48,128		21,872		0.35	06/28/2017
	3,385		7,448		0.35	12/04/2018

Norman Blashka	158,505	(3)	207,276		0.35	01/07/2018
	5,208		11,459		0.35	12/04/2018
	183,984	(4)	80,000		0.12	09/24/2019

Joan Walsh	5,989		13,178		0.35	12/04/2018
	142,194		32,806		0.35	12/07/2016
	54,687	(2,5)	70,313		0.35	06/05/2018
	450				0.35	08/17/2010
	750				0.35	11/07/2010
	335				0.35	03/22/2011
	1,000				0.35	05/03/2011
	6,250				0.35	10/24/2011
	100,000				0.35	12/07/2015
	183,984	(4)	100,000		0.12	09/24/2019

Ben Zagorski	6,234		891		0.35	09/07/2016
	2,681		619		0.35	12/07/2016
	2,994		6,589		0.35	12/04/2018
			70,000		0.12	09/24/2019
		(6)	310,000		0.11	12/10/2019

(1)
If the employment of Mr. Gingras is terminated without cause, 24 months of unvested options shall be vested and exercisable as of the date of his employment termination; and, in the event of a change in control, 50% of all of his unvested options shall be vested and exercisable; and, in the event Mr. Gingras resigns for good reason within three months before or twelve months after the closing of a change in control, then his remaining unvested options shall become fully vested.

(2)	Option vests 1/48th per month starting January 7, 2008 provided the grantee continues to be employed by Salon.

(3)
207,277 options vest 1/48th per month, provided the grantee continues to be employed by Salon. 73,156 options vest upon Salon achieving “positive operating cash flow” in any four trailing quarters.  If Mr. Blashka’s employment is terminated for other than cause, 100% of his outstanding options shall be fully vested and exercisable as of the date of his employment termination; and in the event of a change in control, all outstanding options become fully vested and exercisable.

(4)	Options awarded in lieu of cash bonus and vested on date of grant.

(5)
Options vest if Ms. Walsh’s employment is terminated for other than cause, 100% of the shares subject to then outstanding options shall be fully vested and exercisable as of the date of her termination, and in the event of a change in control, all outstanding options shall become fully vested and exercisable.

(6)	Options vest if Mr. Zagorski’s employment is involuntarily terminated for other than cause after a change in control.

Option Exercises during Fiscal Year 2010

No current Named Executive Officer exercised any option during fiscal year 2010.

Pension Benefits

None of Salon’s executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in conjunction with retirement.

Nonqualified Deferred Compensation

Salon does not have any nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change in Control

Salon has entered into employment agreements with Mr. Gingras, Mr. Blashka, and Ms. Walsh.

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

In the event Mr. Blashka’s employment is terminated for a reason other than cause, he will be entitled to a severance payment of six month’s salary and benefits.  If Mr. Blashka (1) is terminated after June 30, 2008, 50% of his outstanding options shall be fully vested and exercisable; (2) is terminated after December 31, 2008, 100% of his outstanding options shall be fully vested and exercisable; and (3) in the event of a change in control, all outstanding options and restricted stock become fully vested and exercisable.

In the event Ms. Walsh’s employment is terminated for a reason other than cause, she will be entitled to a severance payment of one year’s salary and benefits. If Ms. Walsh (1) is terminated for other than cause, 100% of her outstanding options shall be fully vested and exercisable; and (2) in the event of a change in control, all outstanding options become fully vested and exercisable.

Mr. Gingras, Mr. Blashka and Ms. Walsh’s contracts contain annual target bonus provisions of 50% of salary, 50-100% of salary and $150,000, respectively.  In the event that Mr. Blashka or Ms. Walsh is terminated for a reason other than cause, he or she will be entitled to receive an amount equal to the bonus earned through the date of termination.

If Mr. Zagorski’s employment is involuntarily terminated for a reason other than cause, after the close of a Change in Control, his outstanding options shall be fully vested and exercisable.

Compensation of Directors

The following table details the total compensation by Salon’s non-employee directors for its 2010 fiscal year:

	Fees Earned
	or Paid in	Option
Name	Cash	Awards (1)	Total
Deepak Desai	-	$1,251	$1,251
Robert Ellis	-	$1,251	$1,251
Elizabeth Hambrecht (2)	-	$14,085	$14,085
George Hirsch	-	$1,251	$1,251
James Rosenfield	-	$1,251	$1,251
David Talbot	-	$1,251	$1,251
John Warnock	-	$1,251	$1,251

(1)
 On December 4, 2008, each director except for Ms. Hambrecht received an option to purchase 10,000 shares of common stock.  The grant date fair value of each stock option award was $3,150.  The exercise price per share for the grants to all of the directors was $0.35.  The amounts shown are the compensation costs recognized by Salon in fiscal year 2010 for option awards, as determined pursuant to ASC 718, excluding any estimates of future forfeitures.  For a discussion of the assumptions used to calculate the value of the option awards, see Note 8 of Notes to the Consolidated Financial Statements.

(2)
On December 4, 2008, Ms. Hambrecht received an option to purchase 10,833 shares of common stock. The grant date fair value was $3,412. The exercise price per share was $0.35. The amount shown is the compensation costs recognized by Salon in fiscal year 2010, as determined pursuant to ASC 718, excluding any estimates of future forfeitures.  For a discussion of the assumptions used to calculate the value of the option awards, see Note 8 of Notes to the Consolidated Financial Statements.

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

Objectives and Challenges of Salon’s Compensation Program

Salon’s executive compensation program is designed to attract, retain and motivate outstanding executive officers capable of leading Salon to fulfill its business objectives, and to establish an appropriate link between executive compensation and achievement of Salon’s strategic and financial performance goals that include attaining profitability, generating sufficient cash to fund operations, and ultimately, enhancing stockholder value.

Due to insufficient cash, Salon has only been able to offer its Chief Executive Officer and President, its Editor-in-Chief, and its Executive Vice President and Chief Financial Officer a competitive base annual salary and has not previously been able to implement a non-equity incentive compensation plan, or award annual cash bonuses to these executives.  As a consequence, Salon has had to rely on stock option and restricted stock awards in lieu of cash compensation for these officers.  Cash constraints have hampered Salon in attracting new executives.  Salon has therefore had to rely on offering substantial equity awards to entice prospective new executives to join Salon.  Besides cash constraints, Salon faces challenges in hiring and retaining executives due to a relatively small pool of available executive talent in its industry, and because it competes with more established media companies and better funded upstarts.  Salon has experienced difficulties in finding and retaining suitable executives to lead its sales and technology efforts, positions in high demand.  As Salon’s brand recognition has increased, so has the demand for its trained talent.

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

Base Salary. Salaries for Salon’s executive officers are initially set based on negotiation with the individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the industry for individuals of similar education and background. Salon also considers the individual’s experience, reputation in his or her industry and expected contributions to Salon.  Base salary is continuously evaluated to ensure it is competitive and may be adjusted from time to time if Salon believes that it is no longer competitive, to match changes to an individual’s job performance or duties, or to retain an executive.  Cost of living salary adjustments are also granted to executive officers on an ad hoc basis.  In each case, Salon takes into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, competitive salary practices, the potential impediment in reaching profitability if the executive were to leave Salon, and cash projections.  Salon has not utilized benchmarks or compensation studies in determining salary levels, but may do so in the future. In each of the last two years, executives have agreed to substantial temporary salary reductions to help reduce operating losses and cash outflows.

Bonuses and Non-Equity Incentive Plan Compensation. Each executive is eligible for a cash bonus.  Due to limited cash, no bonuses have ever been granted in the past to Salon’s Chief Executive Officer and President, Executive Vice President and Chief Financial Officer, or Editor-in-Chief. In fiscal 2010, a cash bonus of $74,166 was reserved for Mr. Zagorski, the Company’s Vice President Sales, due to the Company achieving certain revenue targets, a portion of which was in lieu of commissions earned.

In order to align corporate goals and provide incentives for its Chief Executive Officer, its Chief Financial Officer, its Editor-in-Chief, and its Vice President Sales, the Compensation Committee has approved a bonus plan for fiscal 2011.  Fiscal year 2011 target bonuses for these executives are $150,000, $150,000, $150,000, and $65,000 respectively and are based on meeting operating and profitability targets which increase the enterprise value of the Company.

In fiscal 2010, Mr. Gingras, Mr. Blashka and Ms. Walsh earned bonuses of $32,943, $46,875 and $46,875, respectively.  The bonuses are payable in cash or stock at the Company’s option, based on the average closing stock price during the fiscal year.  The targeted amounts are contractually set.  The goals were set based on what the Committee perceived to be synchronized with the overall goal of increasing Salon’s enterprise value. It is anticipated that the executives will be paid in stock. In September, 2009, Mr. Blashka and Ms. Walsh each received 183,984 fully-vested options in lieu of cash as payment of their fiscal 2009 bonuses.

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

The number of stock options Salon granted to executives has varied widely.  On May 4, 2009, Mr. Gingras was granted 1,416,211 options upon joining the Company, with the right to receive up to an aggregate amount equal to 10% of the fully-diluted shares of the Company under certain circumstances. In September 2009, Mr. Blashka, Ms. Walsh and Mr. Zagorski were granted 80,000, 100,000, and 70,000 options, respectively, as part of a company-wide issuance.  On December 12, 2009, Salon granted 310,000 options to its Vice President Sales, Mr. Zagorski in connection with his promotion to Vice President Sales.  On December 4, 2008, Salon granted 16,667 options to its Chief Financial Officer, Mr. Blashka, 15,000 options to its then Vice President of Sales and Marketing, Andreas Droste, and 19,167 to Salon’s Editor-in-Chief, Joan Walsh.

In May 2009, the Board of Directors, subject to the approval of stockholders, increased the shares available under the 2004 Plan by 4,500,000 to fulfill its obligations to Mr. Gingras and potential future hires.  As of March 31, 2010, Salon’s stock option plan allows for the granting of approximately 1,589,000 shares of common stock.

Restricted Stock. In October 2007, Salon’s stockholders approved an amendment to the 2004 Stock Plan to allow for the grant of restricted stock awards.  After the creation of such an equity plan, the Compensation Committee will recommend to the Board of Directors that similar awards be made to the other Named Executive Officers.  It is contemplated that such awards will vest over a period of four years and be subject to accelerated vesting in the event that the Named Executive Officer is terminated for reasons other than cause, or if a change in control event were to occur.  Salon feels that the issuance of restricted stock will be a valuable incentive tool for its executives as this type of equity award will have immediate value upon vesting with no cash outlay by the Company.

During fiscal 2010, Mr. Gingras received 110,345 shares of restricted stock as partial compensation for consulting services.  During fiscal 2009 Mr. Blashka, Ms. Walsh and Mr. Droste received  57,143, 65,714, and 51,429 shares of restricted stock, respectively, in return for agreeing to temporary salary reductions. Ms. Hambrecht was granted 200,000 shares when she was reappointed as Chief Executive Officer.

Perquisites.  Salon does not offer any perquisites to its executive officers.

Retirement and Other Benefits.  Salon has a 401(k) savings plan for its employees that allows for matching contributions and profit sharing.  Due to limited cash, Salon has never made matching or profit sharing contributions and has no intent to do so in the 2010 fiscal year. Salon does not have a deferred compensation plan for any employee.

Named Executive Officer Cash Compensation

Elizabeth Hambrecht served as CEO from September 2008 until replaced by Mr, Gingras in May, 2009, during which time she received a base annual salary of $130,000. She also received $33,000 earned for consulting services prior to her appointment as CEO. Ms. Hambrecht’s resignation did not affect her service as a director of the Company’s board of directors.  She was not eligible for a bonus.

Christopher Neimeth served as CEO until his departure in September 2008. He was paid an annual salary of $230,000, received additional cash compensation of $23,973, and severance, when fully paid, totaling $230,000.

Norman Blashka, Executive Vice President and CFO, has a contractual salary of $200,000.  To support the Company’s operations during a period of limited cash, Mr. Blashka agreed to a temporary ten percent salary reduction in January 2009, and again in September 2009. During fiscal 2010, Mr. Blashka received cash compensation of $170,000. He also earned a fiscal year 2010 bonus of $46,875, which is expected to be paid in stock.

Joan Walsh, Editor-in-Chief, has a contractual salary of $230,000.  To support the Company’s operations, Ms. Walsh agreed to a temporary ten percent salary reduction in January 2009, and again in September2009. She received cash compensation of $200,000 during fiscal year 2010.  She also earned a fiscal year 2010 bonus of $46,875, which is expected to be paid in stock.

Richard Gingras, who became CEO effective May 1, 2009, earns a base salary of $230,000.
To support the Company’s operations, Mr. Gingras agreed to a temporary ten percent salary reduction in October  2009. He received cash compensation of $197,000 during fiscal year 2010. He also earned a fiscal year 2010 bonus of $32,943, which is expected to be paid in stock, and received $64,000 for consulting services performed prior to his appointment as CEO.

Benjamin Zagorski joined Salon on September 1, 2006, as Sales Manager at a base annual salary of $95,000.  On January 1, 2009, Mr Zagorski was promoted to Vice President Sales, at a base annual salary of $215,000.  During fiscal 2010, Mr. Zagorski received cash compensation of $172,000. He also earned $37,000 in commissions for meeting certain revenue targets, and earned a bonus of $74,166.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits deductions for executive compensation in excess of $1 million except for certain compensation which qualifies for a performance-based exception.  Certain types of compensation in excess of $1 million are deductible by a company if performance criteria are specified in detail and are contingent on stockholder approval of the compensation arrangement.  As Salon has been unable to award bonuses and other forms of non-equity incentive compensation to any of its Named Executive Officers due to limited cash, the $1 million limitation has not been a factor for Salon.  In the future, Salon and the Compensation Committee will endeavor to structure executive compensation plans to achieve maximum deductibility under Section 162(m) with minimal sacrifices of flexibility and impact on corporate objectives.

Accounting for Stock-Based Compensation

Salon has expensed stock option grants and restricted stock under ASC 718 which requires companies to include the fair value of equity compensation as a compensation expense in their income statements.

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

THE COMPENSATION COMMITTEE
James Rosenfield
John Warnock

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding Equity Compensation Plans may be found in Part II, Item 5, commencing on page 22 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of June 1, 2010 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each director and nominee, (c) each executive officer named in the Summary Compensation Table, and (d) by all executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership (2)	of Class (3)
William R. Hambrecht (4)	4,003,633	84.9%
Shea Ventures LLC (5)	1,694,485	47.7%
Octavia LLC (6)	375,210	13.4%
Adobe Systems Incorporated (7)	335,900	12.1%
Robert McKay(ex-Director) (8)	313,393	11.5%
Wenner Media LLC (9)	272,620	10.1%
Constellation Ventures (10)	180,181	7.0%
Nancy & Timothy Armstrong (11)	147,716	5.7%
HVS Boxers, LLC (12)	144,489	5.6%

Executive Officers and Directors
John Warnock (13)	6,089,556	87.3%
Elizabeth Hambrecht (14)	751,937	26.0%
David Talbot (15)	281,071	10.3%
Joan Walsh (16)	587,947	19.9%
James Rosenfield (17)	39,472	1.6%
George Hirsch (18)	40,325	1.6%
Robert Ellis (19)	34,593	1.4%
Deepak Desai (20)	32,093	15.3%
Norman Blashka (21)	430,614	5.1%
Richard Gingras (22)	523,406	18.4%
Benjamin Zagorski (23)	13,577	0.6%
All executive officers and directors as a group (11 persons)	8,824,591	96.1%

(1)	The address for all beneficial owners is c/o Salon Media Group, Inc., 101 Spear Street, Suite 203, San Francisco, CA 94105.

(2)
Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(3)
Calculated on the basis of 2,437,956 shares of Common Stock outstanding as of June 1, 2010, shares of Common Stock underlying options exercisable within sixty (60) days of June 1, 2010, shares of Common Stock that a stockholder has the right to acquire upon conversion of shares of Series A, B, C, and D Preferred Stock, shares of Common Stock issuable upon the conversion of promissory notes, and currently exercisable warrants to acquire shares of Common Stock are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants, as applicable, on a stand-alone basis, without considering the ownership interest of other stockholders.

(4)
Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”) and is the Chairman and Chief Executive Officer of those entities.   The Hambrecht Entities own 35,822 shares of Common. Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer, has a pecuniary ownership interest in the Hambrecht Entities.  Mr. Hambrecht individually owns 405,385 shares of Common Stock, 939,614 shares of Common Stock that Mr. Hambrecht has the right to acquire upon conversion of 50 shares of series A Preferred Stock and 378 shares of Series C Preferred Stock and 584 shares of Series D Preferred Stock and 35,040 shares of Common Stock issuable upon exercise of immediately exercisable warrants. He also holds a promissory note convertible into 1,140,702 shares of Common Stock. Includes ownership by The Sarah and William Hambrecht Foundation of 32,005 shares of Common Stock and 276,481 shares of common stock that the Foundation has the right to acquire upon conversion of 75 shares of Series A Preferred Stock and 108 shares of Series C Preferred Stock.  William Hambrecht and Elizabeth Hambrecht are Directors and have voting rights in the Sarah & William Hambrecht Foundation.  Includes ownership by HAMCO Capital Corporation, consisting of 20,782 shares of Common Stock and 171,658 shares of Common Stock that HAMCO has the right to acquire upon conversion of 127 shares of Series C Preferred Stock and 63 shares of Series D preferred stock.  Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital.  Includes ownership by Ironstone Group, Inc., consisting of 79,970 shares of Common Stock and 857,149 shares of Common Stock that Ironstone has the right to acquire upon conversion of 843 shares of Series C Preferred Stock.  Mr. Hambrecht has an ownership interest in Ironstone Group, Inc.  Mr. Hambrecht and Ms. Hambrecht disclaim beneficial ownership of the shares of Salon’s Common Stock held directly by the Hambrecht Entities, HAMCO Capital and Ironstone, other than their proportionate ownership interest.

(5)
Consists of 101,265 shares of Common Stock held by the stockholder and 986,480 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock and 697 shares of Series C preferred Stock.  Includes 78,101 shares of Common Stock of a trust, as well as 130,148 shares of Common Stock that the trust has the right to acquire upon conversion of 128 shares of Series C Preferred Stock. Includes 398,491 shares of Common Stock issuable upon conversion of a promissory note held by the trust.  Edward Shea is the Manager of the stockholder and a Trustee of the trust, and is also a Director of Ironstone Group, Inc. mentioned under item (4).

(6)
Consists of 17,805 shares of Common Stock held by the stockholder.  Includes 357,405 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 216 shares of Series C Preferred Stock.

(7)
Includes 335,900 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series B Preferred Stock. Salon’s Chairman John Warnock is the co-Chairman of the stockholder and disclaims beneficial ownership of the shares held by the stockholder.

(8)
Consists of 4,200 shares of Common Stock held by the Robert McKay Family Partnership, 7,840 shares of Common Stock held by the McKay Investment Group and 2,921 shares of Common Stock in the Elaine McKay Family Partnership.  Includes 298,432 shares of Common Stock that the McKay Investment Group, Inc. has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and that the Elaine McKay Family Partnership has the right to acquire upon conversion of 158 shares of Series C Preferred Stock.  Mr. McKay, a former Director of Salon, is the Managing Partner of all the entities.

(9)
Consists of 18,424 shares of Common Stock held by the stockholder.  Includes 254,196 shares of Common Stock that Wenner Media LLC has the right to acquire upon conversion of 250 shares of Series C Preferred Stock.   Mr. Wenner, the Chairman and President of Wenner Media LLC served as a Director of Salon until  February 2006.

(10)
Consists of 33,084 shares of Common Stock held by Constellation Venture Capital, LP and 7,096 shares of Common Stock held by Constellation Venture Offshore, LP.  Includes 115,557 shares of Common Stock that Constellation Venture Capital has the right to acquire upon conversion of 52 shares of Series A Preferred Stock and 24,444 shares of Common Stock that Constellation Venture Capital Offshore, LP has the right to acquire upon conversion of 11 shares of Series A Preferred Stock.

(11)	Includes 147,716 shares of Common Stock that the stockholder has the right to acquire upon conversion of 209 shares of Series D Preferred Stock.

(12)	Consists of 6,709 shares of Common Stock. Includes 137,780 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock.

(13)
Consists of 410,426 shares of Common Stock held by the Chairman of the Board of Salon. Includes 4,504,335 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock, 3,474 shares of Series C Preferred Stock, and 874 shares of Series D preferred stock. Includes 1,140,702 shares of Common Stock issuable upon conversion of a promissory note.  Includes 34,093 shares subject to options that may be exercised within sixty (60) days of June 1, 2010.

(14)
Consists of 296,607 shares of Common stock held by the Director.  Includes 249,686 shares of Common Stock that the Officer has the right to acquire upon conversion of 31 shares of Series C Preferred Stock and 334 shares of Series D Preferred Stock.  Includes 205,644 shares subject to options that may be exercised within sixty (60) days of June 1, 2010.  Excludes her proportional beneficial ownership of amounts owned by the Hambrecht Entities and HAMCO Capital described in footnote (4).

(15)
Consists of 384 shares of Common Stock, of which 128 shares are held by Camille Peri, Mr. Talbot's spouse, and 256 shares held in trust for the benefit of Mr. Talbot's children.  Mr. Talbot disclaims beneficial ownership of the shares held individually by his spouse and in trust for his children. Includes 280,687 shares subject to options that may be exercised within sixty (60) days of June 1, 2010.

(16)	Includes 65,714 shares of Common Stock and 522,233 shares subject to options that may be exercised within sixty (60) days of June 1, 2010.

(17)	Includes 39,472 shares subject to options that may be exercised within sixty (60) days of June 1, 2010.

(18)	Consists of 732 shares of Common Stock held by the Director and 39,593 shares subject to options that may be exercised within sixty (60) days of June 1, 2010.

(19)	Consists of 500 shares of Common Stock held by the Director and 34,093 shares subject to options that may be exercised within sixty (60) days of June 1, 2010.

(20)	Includes 32,093 shares subject to options that may be exercised within sixty (60) days of June 1, 2010.

(21)	Includes 57,143 shares of Common Stock and 373,471 shares subject to options that may be exercised within sixty (60) days of June 1, 2010.

(22)	Includes 110,345 shares of Common Stock and 413,061 shares subject to options that may be exercised within sixty (60) days of June 1, 2010.

(22)	Includes 13,577 shares subject to options that may be exercised within sixty (60) days of June 1, 2010.

Series A Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series A Preferred Stock as of June 1, 2010 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership	of Class
William R. Hambrecht (2)	125	18.5%
John Warnock (3,6)	125	18.5%
Shea Ventures LLC (3)	125	18.5%
Constellation Venture Capital (4)	63	9.3%
McKay Investment Group (5,6)	62	9.2%
Octavia LLC (5)	62	9.2%
HVS Boxers LLC (5)	62	9.2%
All executive officers and directors as a group (1 persons)	125	18.5%

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

(2)
Includes 75 shares held by the Sarah & William Hambrecht Foundation that are convertible into 166,669 shares of Common Stock, subject to adjustment.  Also includes 50 shares held by WR Hambrecht + Co. LLC that are convertible into 111,112 shares of Common Stock, subject to adjustment.  Mr. Hambrecht is the father of Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer. Ms. Hambrecht has an ownership interest in WR Hambrecht + Co. LLC and is a Director of and has voting rights in the Sarah & William Hambrecht Foundation.

(3)	Shares held by the named stockholder are convertible into 277,782 shares of Common Stock, subject to adjustment.

(4)
Includes 52 shares held by Constellation Venture Capital, LP that are convertible to 115,557 shares of Common Stock and 11 shares held by Constellation Venture Capital (Offshore), LP that are convertible to 24,444 shares of Common Stock, all subject to adjustment.

(5)	Shares held by the named stockholder are convertible into 160,652 shares of Common Stock, subject to adjustment.

Series B Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series B Preferred Stock as of June 1, 2010 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series B Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all executive officers and directors of Salon as a group.

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

(2)	Shares held by the named stockholder are convertible into 335,900 shares of Common Stock, subject to adjustment.

(3)
No director or Named Executive Officer beneficially owns shares of Series B Preferred Stock.  However John Warnock, Salon’s Chairman of the Board, is the Co-Chairman of the Board of Adobe Systems Inc. and disclaims beneficial ownership of the shares of Series B Preferred stock held by Adobe Systems Inc.

Series C Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series C Preferred Stock as of June 1, 2010 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series C Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership	of Class
John Warnock (2,7)	3,474	52.8%
William R. Hambrecht (3)	1,456	22.1%
Shea Ventures LLC (4)	825	12.5%
Elaine McKay Family Partnership (5,7)	158	2.4%
Elizabeth Hambrecht (6,7)	31.5%
All executive officers and directors as a group (2 persons)	3,505	53.3%

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

(2)	Shares held by the named stockholder are convertible into 3,532,311 shares of Common Stock, subject to adjustment.

(3)
Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”) and is the Chairman and Chief Executive Officer of those entities.  Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer, has an ownership interest in the Hambrecht Entities.  Includes 108 shares held by the Sarah & William Hambrecht Foundation that are convertible to 109,812 shares of Common Stock, subject to adjustment.   Mr. Hambrecht and Ms. Hambrecht are Directors and have voting rights in the Sarah & William Hambrecht Foundation.   Includes 127 shares held by HAMCO Capital that are convertible to 129,131 shares of Common Stock, subject to adjustment.  Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital.  Includes 843 shares held by Ironstone Group, Inc. that are convertible to 857,149 shares of Common Stock, subject to adjustment.  Mr. Hambrecht has an ownership interest in Ironstone Group, Inc. Mr. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation and Ironstone Group, Inc., other than his proportionate ownership interest. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by the Hambrecht Entities and HAMCO Capital Corporation, other than her proportionate ownership interest.   Excludes 825 shares held by or controlled by Edward Shea that are convertible into 838,846 shares of Common Stock, subject to adjustment mentioned under item (4).  Mr. Shea is a Director of Ironstone Group, Inc.

(4)
Includes 697 shares held by the named stockholder that are convertible into 708,698 shares of Common Stock, subject to adjustment.  Includes 128 shares owned by the E&M RP Trust that are convertible into 130,148 shares of Common Stock, subject to adjustment.

(5)
Shares held by the named stockholder are convertible into 160,652 shares of Common Stock, subject to adjustment.  Mr. McKay, Director, has an ownership interest in the Elaine McKay Family Partnership. Mr. McKay is the Managing Partner of the partnership.

(6)	Shares held by the officer are convertible into 31,520 shares of Common Stock. Stockholder is the President and Chief Executive Officer of the registrant.

(7)	Current director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series C Preferred Stock.

Series D Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series D-1, D-2, D-3, D-4 and D-5 Preferred Stock (the “Series D Preferred Stock”) as of June 1, 2010 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series D Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner(1)	Ownership	of Class
John Warnock (2,6)	874	41.9%
William R. Hambrecht (3)	647	31.0%
Elizabeth Hambrecht (4,6)	334	16.0%
Nancy & Timothy Armstrong (5)	209	10.0%
All executive officers and directors as a group (2 persons) (6)	1,208	57.9%

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

(2)	Shares held by the named stockholder, who is the Chairman of the Board of Salon, are convertible into 694,242 shares of Common Stock, subject to adjustment.

(3)
Mr. Hambrecht is the father Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer.  Includes 584 shares held by a trust of the stockholder that are convertible to 444,158 shares of common stock, subject to adjustment.  Includes 63 shares held by HAMCO Capital Corporation that are convertible to 42,527 shares of common stock, subject to adjustment.  Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital.  Mr. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation other than his proportionate ownership interest. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation other than her proportionate ownership interest.

(4)	Shares held by the Officer are convertible into 218,166 shares of Common Stock, subject to adjustment.

(5)	Shares held by the named stockholder are convertible into 147,716 shares of Common Stock, subject to adjustment.

(6)	Current director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series D Preferred Stock.

ITEM 13.  Certain Relationships and Related Transactions

In May 2007, Salon entered into a line of credit with Deutsche Bank Securities, Inc. for borrowings of up to $1 million plus accrued interest.  This agreement is guaranteed in its entirety by John Warnock, Salon’s Chairman. As of March 31, 2009 and March 31, 2010, the line was fully drawn.  Accrued interest thereon is $113.

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

On October 31, 2009 Salon issued to each of its Chairman and the father of Salon’s former CEO and current Director a convertible promissory interest note in exchange for loans with a principal amount of $38, an aggregate of $75.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

During fiscal 2010, Mr. Warnock and Mr. Hambrecht provided working capital in the form of unsecured, interest free cash advances in the amounts of $1,800 and $750, respectively

Subsequent to year end 2010, through June 14, 2010, Mr. Warnock has provided an additional $845 to meet Salon’s working capital requirements. These unsecured, interest-free advances are exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

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

Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons

Salon has primarily relied on cash infusion from related persons to meet cash operating needs from the year ended March 31, 2003 through the year ended March 31, 2010. During this period of inadequate cash, the Board of Directors approved related person transactions after full disclosure of the interests of related parties.  Subsequent to March 31, 2007, Salon’s Audit Committee separately, or in conjunction with the full Board, excluding those related parties involved in such transactions reviewed, approved and/or ratified all related party transactions, as the Audit Committee is empowered to do under Salon's Audit Committee Charter.

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

ITEM 14.  Principal Accountant Fees and Services

Burr Pilger Mayer, Inc. is Salon’s independent registered accountant.  The aggregate audit fees billed by Burr Pilger Mayer, Inc. for year ended March 31, 2009 were $99,627 and for March 31, 2010 are estimated to be approximately $116,023.  In addition, the aggregate corporate tax filing fees for the year ended March 31, 2010 are estimated to be approximately $9,500. Fiscal year 2009 was the first year Burr Pilger Mayer, Inc. was engaged to perform corporate tax filing services.  Except for corporate tax filing services, Burr Pilger Mayer, Inc. did not perform any services for which Salon incurred fees for non-audit related fees, or other fees, nor did any other such firm.

During the year ended March 31, 2010, all audit and tax fees were pre-approved by the Audit Committee.  The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.        Financial Statements

The information concerning Salon’s financial statements and the Report of Burr Pilger Mayer, Inc., Salon’s Independent Auditors required by this item are incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

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

4.1(1)	Third Amended and Restated Rights Agreement dated April 14, 1999.
4.1(8)	Fourth Amended and Restated Rights Agreement dated January 12, 2000.
4.2(1)	Second Amended and Restated Voting Agreement dated April 14, 1999.
4.2(5)	Bylaws of the Company are incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1.

4.2.1(10)	Securities Purchase Agreement dated as of August 9, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.2(10)	Securities Rights Agreement dated as of August 9, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.3(10)	Form of Common Stock Purchase Warrant dated August 9, 2001 issued by Salon Media Group, Inc.
4.2.4(11)	Securities Purchase Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.5(11)	Securities Rights Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.6(11)	Form of Common Stock Purchase Warrant dated September 13, 2001 issued by Salon Media Group, Inc.
4.2.7(12)	Securities Purchase Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems Incorporated.
4.2.8(12)	Securities Rights Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems Incorporated.
4.2.9(12)	Form of Common Stock Purchase Warrant dated February 14, 2002 issued by Salon Media Group, Inc.
4.2.10(13)	Note and Warrant Purchase Agreement dated as of July 24, 2002.
4.2.11(13)	Form of Convertible Promissory Note, dated July 24, 2002 issued by Salon Media Group, Inc.
4.2.12(13)	Form of Common Stock Purchase Warrant, dated July 24, 2002 issued by Salon Media Group, Inc.
4.2.13(14)	Note dated as of October 3, 2002.
4.2.14(15)	Note and Warrant Purchase Agreement dated as of December 18, 2002.
4.2.15(15)	Form of Convertible Promissory Note, dated December 18, 2002 issued by Salon Media Group, Inc.
4.2.16(15)	Form of Common Stock Purchase Warrant, dated December 18, 2002 issued by Salon Media Group, Inc.
4.2.17(16)	Note and Warrant Purchase Agreement dated as of January 26, 2003.
4.2.18(16)	Form of Convertible Promissory Note, dated January 26, 2003 issued by Salon Media Group, Inc.
4.2.19(16)	Form of Common Stock Purchase Warrant, dated January 26, 2003 issued by Salon Media Group, Inc.
4.2.20(17)	Note and Warrant Purchase Agreement dated as of February 11, 2003.
4.2.21(17)	Form of Convertible Promissory Note, dated February 11, 2003 issued by Salon Media Group, Inc.
4.2.22(17)	Form of Common Stock Purchase Warrant, dated February 11, 2003 issued by Salon Media Group, Inc.
4.2.23(18)	Form of Note and Warrant Purchase Agreement used during March 2003.
4.2.24(18)	Form of Convertible Promissory Note used during March 2003 by Salon Media Group, Inc.

4.2.25(18)	Form of Common Stock Purchase Warrant used during March 2003 by Salon Media Group, Inc.
4.2.26(19)	Note and Warrant Purchase Agreement dated April 10, 2003.
4.2.27(19)	Convertible Promissory Note dated April 10, 2003 by Salon Media Group, Inc.
4.2.28(19)	Common Stock Purchase Warrant dated April 10, 2003 by Salon Media Group, Inc.
4.2.29(20)	Note and Warrant Purchase Agreement dated April 29, 2003.
4.2.30(20)	Convertible Promissory Note dated April 29, 2003 by Salon Media Group, Inc.
4.2.31(20)	Common Stock Purchase Warrant dated April 29, 2003 by Salon Media Group, Inc.
4.2.32(21)	Note and Warrant Purchase Agreement dated May 28, 2003.
4.2.33(21)	Convertible Promissory Note dated May 28, 2003 by Salon Media Group, Inc.
4.2.34(21)	Common Stock Purchase Warrant dated May 28, 2003 by Salon Media Group, Inc.
4.2.35(22)	Note and Warrant Purchase Agreement dated June 12, 2003.
4.2.36(22)	Convertible Promissory Note dated June 12, 2003 by Salon Media Group, Inc.
4.2.37(22)	Common Stock Purchase Warrant dated June 12, 2003 by Salon Media Group, Inc.
4.2.38(23)	Note and Warrant Purchase Agreement dated June 26, 2003.
4.2.39(23)	Convertible Promissory Note dated June 26, 2003 by Salon Media Group, Inc.
4.2.40(23)	Common Stock Purchase Warrant dated June 26, 2003 by Salon Media Group, Inc.
4.2.41(25)	Note and Warrant Purchase Agreement dated July 10, 2003.
4.2.42(25)	Convertible Promissory Note dated July 10, 2003 by Salon Media Group, Inc.
4.2.43(25)	Common Stock Purchase Warrant dated July 10, 2003 by Salon Media Group, Inc.
4.2.44(26)	Note and Warrant Purchase Agreement dated July 30, 2003.
4.2.45(26)	Convertible Promissory Note dated July 30, 2003 by Salon Media Group, Inc.
4.2.46(26)	Common Stock Purchase Warrant dated July 30, 2003 by Salon Media Group, Inc.
4.2.47(27)	Note and Warrant Purchase Agreement dated September 12, 2003.
4.2.48(27)	Convertible Promissory Note dated September 12, 2003 by Salon Media Group, Inc.
4.2.49(27)	Common Stock Purchase Warrant dated September 12, 2003 by Salon Media Group, Inc.
4.2.50(28)	Note and Warrant Purchase Agreement dated September 29, 2003.
4.2.51(28)	Convertible Promissory Note dated September 29, 2003 by Salon Media Group, Inc.
4.2.52(28)	Common Stock Purchase Warrant dated September 29, 2003 by Salon Media Group, Inc.
4.2.53(28)	Note and Warrant Purchase Agreement dated October 6, 2003.
4.2.54(28)	Convertible Promissory Note dated October 6, 2003 by Salon Media Group, Inc.
4.2.55(28)	Common Stock Purchase Warrant dated October 6, 2003 by Salon Media Group, Inc.
4.2.56(29)	Note and Warrant Purchase Agreement dated October 10, 2003.
4.2.57(29)	Convertible Promissory Note dated October 10, 2003 by Salon Media Group, Inc.
4.2.58(29)	Common Stock Purchase Warrant dated October 10, 2003 by Salon Media Group, Inc.
4.2.59(30)	Note and Warrant Purchase Agreement dated October 30, 2003.
4.2.60(30)	Convertible Promissory Note dated October 30, 2003 by Salon Media Group, Inc. with Ironstone Group, Inc.

4.2.61(30)	Common Stock Purchase Warrant dated October 30, 2003 by Salon Media Group, Inc. with Ironstone Group, Inc.
4.2.62(30)	Convertible Promissory Note dated October 30, 2003 by Salon Media Group, Inc. with John Warnock.
4.2.63(30)	Common Stock Purchase Warrant dated October 30, 2003 by Salon Media Group, Inc. with John Warnock.
4.2.64(30)	Note and Warrant Purchase Agreement dated November 12, 2003.
4.2.65(30)	Convertible Promissory Note dated November 12, 2003 by Salon Media Group, Inc.
4.2.66(30)	Common Stock Purchase Warrant dated November 12, 2003 by Salon Media Group, Inc.
4.2.67(31)	Note and Warrant Purchase Agreement dated November 24, 2003.
4.2.68(31)	Convertible Promissory Note dated November 24, 2003 by Salon Media Group, Inc. and John Warnock.
4.2.69(31)	Common Stock Purchase Warrant dated November 24, 2003 by Salon Media Group, Inc. for John Warnock.
4.2.70(31)	Convertible Promissory Note dated November 24, 2003 by Salon Media Group, Inc. and HAMCO Capital Corporation.
4.2.71(31)	Common Stock Purchase Warrant dated November 24, 2003 by Salon Media Group, Inc. for HAMCO Capital Corporation.
4.2.72(32)	Note and Warrant Purchase Agreement dated December 10, 2003.
4.2.73(32)	Convertible Promissory Note dated December 10, 2003 by Salon Media Group, Inc. and Wenner Media LLC.
4.2.74(32)	Common Stock Purchase Warrant dated December 10, 2003 by Salon Media Group, Inc. for Wenner Media LLC.
4.2.75(32)	Note and Warrant Purchase Agreement dated December 11, 2003.
4.2.76(32)	Convertible Promissory Note dated December 10, 2003 by Salon Media Group, Inc. and John Warnock.
4.2.77(32)	Common Stock Purchase Warrant dated December 10, 2003 by Salon Media Group, Inc. for John Warnock.
4.2.78(36)	Securities Purchase Agreement dated as of December 30, 2003 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.79(36)	Form of Common Stock Purchase Warrant dated December 30, 2003 issued by Salon Media Group, Inc.
4.2.80(37)	Securities Purchase Agreement dated as of February 10, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.81(37)	Form of Common Stock Purchase Warrant dated February 10, 2004 issued by Salon Media Group, Inc.
4.2.82(38)	Securities Purchase Agreement dated as of June 4, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.83(38)	Form of Common Stock Purchase Warrant dated June 4, 2004 issued by Salon Media Group, Inc.
4.2.84(39)	Amendment No. 1 to Securities Purchase Agreement dated as of September 30, 2004.
4.2.85(39)	Common Stock Purchase Warrant dated September 30, 2004 issued by Salon Media Group, Inc.
4.2.86(43)	Amendment No. 2 to Securities Purchase Agreement dated as of February 2, 2005.

4.2.87(43)	Form of Common Stock Purchase Warrant dated February 2, 2005 issued by Salon Media Group, Inc.
4.2.88(45)	Amendment No. 3 to Securities Purchase Agreement dated November 9, 2005.
4.2.89(46)	Amendment No. 4 to Securities Purchase Agreement dated December 21, 2005.
4.2.90(46)	Common Stock Purchase Warrant dated December 21, 2005 issued by Salon Media Group, Inc.
4.2.91(48)	Amendment No. 5 to Securities Purchase Agreement dated July 27, 2006.
4.2.92(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to The Hambrecht 1980 Revocable Trust.
4.2.93(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.94(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.95(49)	Amendment No. 6 to Securities Purchase Agreement dated September 21, 2006..
4.2.96(49)	Common Stock Purchase Warrant dated September 21, 2006 issued by Salon Media Group, Inc. to The Hambrecht 1980 Revocable Trust.
4.2.97(49)	Common Stock Purchase Warrant dated September 21, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.98(50)	Amendment No. 7 to Securities Purchase Agreement dated December 18, 2006..
4.2.99(50)	Common Stock Purchase Warrant dated December 18, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.100(50)	Common Stock Purchase Warrant dated December 18, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.101(52)	Amendment No.8 to Securities Purchase Agreement dated November 19, 2007
4.2.102(52)	Common Stock Purchase warrant dated November 19, 2007
5.0 (41)	Legal opinion filed by DLA Piper Rudnick Gray Cary US LLP dated January 14, 2005.
10.0(4)	Commercial Office Lease between Pacific Resources PCX Development, Inc. and Salon dated July 9, 1999.
10.0(6)	Rainbow Media Holdings, Inc. Stock Purchase Agreement dated December 3, 1999.
10.1(1)	1995 Stock Option Plan.
10.1(6)	Bravo Website Agreement dated January 12, 2000.
10.2(2)	1999 Employee Stock Purchase Plan.
10.2(6)	Bravo Production Agreement dated January 12, 2000.
10.3(1)	Form of Indemnity Agreement.
10.4(1)	Commercial Office Lease between T/W Associates and Salon dated June 25, 1997.
10.6(1)	Employment Agreement between Michael O’Donnell and Salon dated November 7, 1996.
10.6(9)	Employment Agreement between Robert O’Callahan and Salon dated June 26, 2000.
10.9(1)	Warrant to Purchase Stock issued to Imperial Bancorp dated December 17, 1998.
10.10(1)	Warrant to Purchase Stock issued to Imperial Bank dated April 13, 1998.
10.11(1)	Warrant to Purchase Stock issued to Imperial Bankcorp dated April 14, 1997.
10.12(1)	Warrant to Purchase Stock issued to America Online Inc. dated July 31, 1998.

10.13(1)	Warrant to Purchase Stock issued to Adobe Ventures II L.P. dated September 18, 1998.
10.14(1)	Warrant to Purchase Stock issued to ASCII Ventures dated September 18, 1998.
10.15(1)	Warrant to Purchase Stock issued to H&Q Salon Investors, L.P. dated September 18, 1998.
10.16(2)	Warrant to Purchase Stock issued to Daiwa Securities America Inc. dated April 14, 1999.
10.17(2)	Warrant to Purchase Stock issued to ACT III Communications dated April 14, 1999.
10.18(9)	Amendment No. 2 To Anchor Tenant Agreement between America Online, Inc. and Salon.
10.19(1)	Series A Preferred Stock Purchase Agreement dated December 22, 1995.
10.20(1)	First Amendment to the Series A Preferred Stock Purchase Agreement dated August 2, 1996.
10.21(1)	Second Amendment to the Series A Preferred Stock Purchase Agreement dated February 6, 1997.
10.22(1)	Series B Preferred Stock Purchase Agreement dated November 28, 1997.
10.23(1)	Series C Preferred Stock Purchase Agreement dated September 18, 1998.
10.24(1)	Series C Preferred Stock Purchase Agreement dated April 14, 1999.
10.25(2)	Warrant to Purchase Stock issued to Chatsworth Securities LLC dated April 14, 1999.
10.26(24)	Amended Office Lease between Salon’s San Francisco landlord and Salon dated June 24, 2003.
10.27(33)	Amended Office Lease between Salon’s San Francisco landlord and Salon dated December 31, 2003.
10.28(42)	Office Lease between BRE/Rincon II Leasehold L.L.C. and Salon Media Group, Inc. dated January 13, 2005.
10.29 (44)	Salon Media Group, Inc. 2004 Stock Plan.
10.30 (44)	Form of the Salon Media Group, Inc. Notice of Grant of Stock Option and Stock Option Agreement.
10.31(44)	Salon Media Group, Inc. Non-Plan Stock Option Agreement with David Talbot dated February 7, 2005
10.32(47)	Employment Agreement with Christopher Neimeth dated June 5, 2006
10.33(47)	Salon Media Group, Inc. Non-Plan Stock Option Agreement with Christopher Neimeth dated June 6, 2006
10.34(51)	Amendment No.1 to Neimeth Employment Agreement dated September 13, 2007
10.35(53)	Employment Agreement with Norman Blashka dated December 31, 2007
10.36(53)	Separation Agreement with Conrad Lowry dated January 9, 2008
10.37(54)	Note Purchase Agreement dated April 4, 2008
10.38(54)	Form of Convertible Promissory Note dated April 4, 2008
10.39(55)	Employment Agreement with Joan Walsh dated May 13, 2008
10.40 (56)	Separation Agreement with Christopher Neimeth dated November 12, 2008
10.41 (57)	Employment Agreement with Richard Gingras dated May 4, 2009

16.1 (34)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
16.2 (35)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
21.1(8)	Subsidiaries of Salon.
23.2 (41)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm dated January 13, 2005.
23.3 (41)	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm dated January 12, 2005.
23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.
24.1(1)	Power of Attorney (included on page II-5).
31.1	Certification of Richard Gingras, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
31.2	Certification of Norman Blashka, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.1	Certification of Richard Gingras, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Certification of Norman Blashka, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

Footnote	Footnote Description
1	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1 filed on April 19, 1999.
2	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on May 27, 1999.
3	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on June 18, 1999.
4	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on August 16, 1999.
5	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-8 filed on September 8, 1999.
6	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on February 14, 2000.
7	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 22, 2000.
8	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K405 filed on June 30, 2000.
9	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on November 13, 2000.
10	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on August 20, 2001.
11	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 25, 2001.
12	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on March 13, 2002.

13	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 29, 2002.
14	Incorporated by reference to the exhibit filed with Salon’s Current Report on Form 8-K filed on October 15, 2002.
15	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 30, 2002.
16	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 11, 2003.
17	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 24, 2003.
18	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on March 28, 2003.
19	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on April 22, 2003.
20	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 12, 2003.
21	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 10, 2003.
22	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 27, 2003.
23	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 11, 2003.
24	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on August 11, 2003.
25	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 25, 2003.
26	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on August 7, 2003.
27	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 29, 2003.
28	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 14, 2003.
29	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 27, 2003.
30	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 14, 2003.
31	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 9, 2003.
32	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 24, 2003.
33	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on February 6, 2004.

34	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 17, 2003.
35	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 26, 2003.
36	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 14, 2004.
37	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 25, 2004.
38	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 16, 2004.
39	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 6, 2004.
40	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 13, 2004.
41	Incorporated by reference to the exhibits filed with Salon’s Registration Statement on Form S-8 filed on January 14, 2005.
42	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 19, 2005.
43	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 4, 2005.
44	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K filed on June 29, 2005.
45	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 10, 2005.
46	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 22, 2005.
47	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 9, 2006.
48	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 31, 2006.
49	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 26, 2006.
50	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 20, 2006.
51	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 14, 2007
52	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 20, 2007
53	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 9, 2008
54	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on April 9, 2008

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

Signature	Title	Date

/s/ Richard Gingras	Chief Executive Officer	June 25, 2010
Richard Gingras	(Principal Executive Officer)

/s/ Norman Blashka	Executive Vice President and	June 25, 2010
Norman Blashka	Chief Financial Officer
(Principal Accounting Officer)

/s/ Deepak Desai	Director	June 25, 2010
Deepak Desai

/s/ Robert Ellis	Director	June 25, 2010
Robert Ellis

/s/ Elizabeth Hambrecht	Director	June 25, 2010
Elizabeth Hambrecht

/s/ George Hirsch	Director	June 25, 2010
George Hirsch

/s/ James H. Rosenfield	Director	June 25, 2010
James H. Rosenfield

/s/ David Talbot	Director	June 25, 2010
David Talbot

/s/ John Warnock	Chairman of the Board, Director	June 25, 2010
John Warnock