Form 10-Q
period 2010-06-30
SALON MEDIA GROUP INC
filed 2010-08-13
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or

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
Yes [ ]  No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 9, 2010 was 3,282,576 shares.

FORM 10-Q
SALON MEDIA GROUP, INC.

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,	March 31,
	2010	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$483	$216
Accounts receivable, net	882	706
Prepaid expenses and other current assets	55	58
Total current assets	1,420	980
Property and equipment, net	258	299
Goodwill	200	200
Other assets	149	148
Total assets	$2,027	$1,627
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	3,865	2,800
Accounts payable and accrued liabilities	1,119	1,253
Deferred revenue	307	338
Total current liabilities	6,291	5,391

Convertible notes payable	2,808	2,687
Deferred rent	375	385
Capital leases, less current portion	3	4
Total liabilities	9,477	8,467
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 9,467 shares issued and outstanding
at June 30, 2010 and March 31, 2010 (liquidation
value of $26,069 at June 30, 2010)	-	-
Common stock, $0.001 par value, 30,000,000 shares
authorized, 3,282,576 shares issued and outstanding
at June 30, 2010 and 2,437,956 shares issued and
outstanding at March 31, 2010	3	2
Additional paid-in capital	99,211	99,005
Accumulated deficit	(106,664)	(105,847)
Total stockholders' deficit	(7,450)	(6,840)
Total liabilities and stockholders' deficit	$2,027	$1,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2010	2009

Net revenues	$1,154	$989

Operating expenses:
Production and content	834	1,110
Sales and marketing	438	350
Information technology support	249	207
General and administrative	388	517
Total operating expenses	1,909	2,184

Loss from operations	(755)	(1,195)
Interest and other expenses	(62)	(60)
Net loss	$(817)	$(1,255)

Basic and diluted net loss per share	$(0.33)	$(0.62)

Weighted average shares of common stock used in computing basic
and diluted net loss per share	2,494	2,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(817)	$(1,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	-	1
Depreciation and amortization	59	57
Share-based compensation	80	98
Changes in assets and liabilities:
Accounts receivable	(176)	324
Prepaid expenses and other assets	2	(6)
Accounts payable, accrued liabilities and deferred rent	104	204
Deferred revenue	(31)	(18)
Net cash used in operating activities	(779)	(595)

Cash flows from investing activities:
Purchase of property and equipment	(18)	(17)
Net cash used in investing activities	(18)	(17)

Cash flows from financing activities:
Net proceeds from short-term borrowings	1,065	550
Capital lease payments	(1)	(8)
Net cash provided by financing activities	1,064	542

Net increase (decrease) in cash and cash equivalents	267	(70)
Cash and cash equivalents at beginning of period	216	371
Cash and cash equivalents at end of period	$483	$301

Amount paid for interest	$1	$3
Supplemental schedule of non-cash financing activity:
Property and equipment purchased with capital lease	$-	$2
Conversion of accrued interest for convertible notes payable	$121	$112

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

Basis of Presentation:

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented.  The condensed consolidated balance sheet data as of March 31, 2010 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three month period ended June 30, 2010 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2011.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at June 30, 2010 of $106,664.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2011.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2011 anticipates continued but reduced operating losses.  Salon estimates it will require between $500 and $1 million in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. During fiscal 2010, to reduce cash outflows, the Company reduced staffing levels, salary levels and other operating costs.  During the current quarter and previous fiscal year, Salon has relied on funding from related parties, whom thus far this year provided $1,080 in cash advances. The Company remains dependent upon its two largest shareholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with outside advisors in its efforts to obtain such funding. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financing on commercially reasonable terms, if at all.

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

One customer accounted for approximately 19% and 11% of total revenue for the three month period ended June 30, 2010 and 2009, respectively.  One customer accounted for 24% of total accounts receivable as of June 30, 2010 and three customers accounted for 10% or more of total accounts receivable as of June 30, 2009.

Stock-Based Compensation

The Company accounts for stock based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended June 30,
	2010	2009
Risk-free interest rates	1.70%	1.54%
Expected term (in years)	4	4
Expected volatility	254%	156%
Dividend yield	0%	0%

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

As of June 30, 2010, the aggregate stock compensation remaining to be amortized to expenses was $503.  Salon expects this stock compensation balance to be amortized as follows: $204 during the remainder of fiscal 2011; $180 during fiscal 2012; $100 during fiscal 2013; and $19 during fiscal 2014.  The expected amortization reflects outstanding stock options awards as of June 30, 2010.

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

In September 2009, the FASB ratified ASU 2009-14 (ASU 2009-14) (previously EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements.)  ASU 2009-14 modifies the scope of Software Revenue Recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 has an effective date that is consistent with ASU 2009-13. While we are currently evaluating the potential impact, if any, of the adoption of ASU 2009-13, the Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).   Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

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

3.     Borrowing Agreements

Short-term borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  Salon’s obligations under this agreement are guaranteed in their entirety by Salon’s Chairman.  The line of credit has been fully drawn as of June 30, 2010.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.   Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of June 30, 2010, accrued interest on bank debt totals $122. As of June 30, 2010 and 2009, the weighted average interest rate on the Company’s short-term borrowings was 3% and 5%, respectively.

During the three months ended June 30, 2010, Salon has received $1.1 million in unsecured, interest-free cash advances from its Chairman to fund its operations. During the three months ended June 30, 2009, Salon received $0.5 million in unsecured, interest-free cash advances, including $0.3 million from the Company’s Chairman and $0.2 million from the father of Salon’s former CEO and current Director. This debt is payable on demand, and is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

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

On October 31, 2009 Salon issued to its Chairman and the father of Salon’s former CEO and current Director each a convertible promissory interest note in exchange for loans with a principal amount of $38, an aggregate of $75.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

On April 4, 2010 Salon issued to its Chairman and the father of Salon’s former CEO and current Director each a convertible promissory interest note in exchange for accrued interest with a principal amount of $40, an aggregate of $81.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

On May 15, 2010 Salon issued to another investor a convertible promissory interest note in exchange for accrued interest with a principal amount of $40.  The note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  The note issued on May 15, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

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

As of June 30, 2010, convertible notes payable totaled $2,808, inclusive of $308 in notes issued as payment in kind of accrued interest thereon. Related parties hold $2,231 of such notes and aggregate related party accrued interest totaled $306.

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

The following table summarizes activity under Salon’s plans for the three months ended June 30, 2010:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2010	5,510,000	$0.23
Options granted under all plans	19,000	$0.29
Exercised	-	-
Expired and forfeited	(108,000)	$0.21
Outstanding at June 30, 2010	5,421,000	$0.23	$152,000
Exercisable at June 30, 2010	2,393,000	$0.29	$30,000
Expected to vest	3,441,000	$0.22	$97,000

The weighted average fair value per share of the stock option awards in the three months ended June 30, 2010 and 2009 was $0.29 and $0.18, respectively. Substantially all options issued prior to December 2008 were repriced to $0.35 at that time. The weighted average fair value of options vested during the three months ended June 30, 2010 was $0.23 per share.  No options were exercised during the three months ended June 30, 2010.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

5.         Net Loss Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended
	June 30
	2010	2009
Numerator
Net loss attributable to common stockholders	$(817)	$(1,255)

Denominator
Weighted average shares used in computing
basic and diluted net loss per share attributable
to common stockholders	2,494,000	2,021,000

Basic and diluted net loss per share attributable
to common stockholders	$(0.33)	$(0.62)

Antidilutive securities including options,
warrants and convertible notes and preferred
stock not included in net loss per share calculation	18,226,000	17,078,000

6.     Warrants

During the three months ended June 30, 2010, no warrants have expired.  The following are the remaining outstanding warrants as of June 30, 2010:

	Warrant	Exercise	Grant	Expiration
Warrant Holder	Shares	Price	Date	Date
The Hambrecht 1980 Revocable Trust	35,040	$1.672	11/19/07	11/19/10

The exercise price of warrants issued in conjunction with the issuance of Series D preferred stock are subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon securities issuances.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

7.     Preferred Stock

           The conversion rate and common equivalent shares of Salon’s preferred stock as of June 30, 2010 are as follows:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series A	675	$4,000	1.801	1,500,019
Series B	125	$4,000	1.489	335,900
Series C	6,582	$800	0.787	6,692,471
Series D-1	417	$1,200	1.698	294,724
Series D-2	417	$1,200	1.964	255,028
Series D-3
Issued on 12/21/05	209	$1,200	1.698	147,716
Issued on 07/27/06	208	$1,200	2.178	114,779
Series D-4
Issued on 07/27/06	42	$1,200	2.178	23,176
Issued on 09/21/06	333	$1,200	1.578	253,264
Issued on 12/18/06	42	$1,200	0.891	56,535
Series D-5
Issued on 12/18/06	125	$1,200	0.891	168,261
Issued on 11/19/07	292	$1,200	1.412	248,168
Total	9,467			10,090,041

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of June 30, 2010, no dividend has been declared to the holders of preferred stock.

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

If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them.  Based on available information, Salon estimates that the holders of Series C preferred stock account for approximately 92% of this group of shareholders.

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

The aggregate liquidation preferences of all preferred stockholders as of June 30, 2010 were $19,433 excluding the effect of undeclared dividends, and $26,069 including the effect of undeclared dividends.

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

8.     Common Stock

In June 2010, the Company issued 844,620 shares of common stock to certain executives in lieu of aggregate accrued cash bonuses of approximately $127.

9.     Subsequent Events

Subsequent events were evaluated through August 13, 2010, the date of issuance of the condensed consolidated financial statements, during which time the Company received cash advances totaling $115,000 from the father of Salon’s former CEO and current Director.

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

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Paid subscriptions have declined from 15,800 as of March 31, 2010, to approximately 14,300 as of June 30, 2010.  Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue.

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

Sales and marketing expenses consist primarily of salaries, commissions and related personnel costs, travel, and other costs associated with Salon’s sales force, business development efforts and its subscription service.  It also includes advertising, promotions and other marketing expenses.

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

Salon has incurred significant net losses and negative cash flows from operations since its inception.  As of June 30, 2010, Salon had an accumulated deficit of $107 million.  These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock and convertible notes, bank debt, and advances from related parties.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 77%, and 64% of Salon’s revenues, respectively for the three month periods ended June 30, 2010 and 2009.  The duration of the advertisements are generally short term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

Salon recognized stock based compensation expense of $80,000 and $98,000 during the three months ended June 30, 2010 and June 30, 2009, respectively.  As of June 30, 2010, Salon had an aggregate of $503,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $204,000 during the remainder of fiscal 2011; $180,000 during fiscal 2012; $100,000 during fiscal 2013 and $19,000 during fiscal 2014.  The expected amortization reflects only outstanding stock option awards as of June 30, 2010.  Salon expects to continue to issue share-based awards to its employees in future periods.

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

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Net revenues:

Net revenues increased 17% to $1.2 million for the three months ended June 30, 2010 from $1.0 million for the three months ended June 30, 2009.

Advertising revenues increased 40% to $0.9 million for the three months ended June 30, 2010 from $0.6 million for the three months ended June 30, 2009.  The increase in advertising revenues reflects greater productivity from a larger, more experienced sales force amidst general improvement in the market for online display advertising. The number of monthly unique Website visitors for the three months ended June 30, 2010 averaged 5.3 million, a 23% increase from the same period a year ago, as the Company’s efforts to drive increased traffic through its site redesign and more effective use of technology are paying off.  A significant factor contributing to advertisers’ willingness to advertise on Salon’s Website is its ability to increase the number of monthly unique Website visitors. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Premium subscription revenues decreased 34% to $0.1 million for the three months ended June 30, 2010 from $0.2 million for the three months ended June 30, 2009.  The decline is attributable to a steady reduction in the number of new subscribers, from 15,800 to 14,300 during the quarter.  Salon expects this trend to continue as the Company emphasizes increasing advertising income over promoting Premium subscriptions.

Revenues from all other sources decreased 13% from a year ago to $0.1 million for the three months ended June 30, 2010.  Approximately 69% of this revenue was derived from The Well, an on-line discussion forum, for the three month period ended June 30, 2010.

Production and content:

Production and content expenses were $0.8 million for the three months ended June 30, 2010 compared to $1.1 million for the three months ended June 30, 2009.  The $0.3 million decrease is primarily due to reductions in staffing compensation and freelance costs.

Sales and marketing:

Sales and marketing expenses were virtually flat at $0.4 million for the three months ended June 30, 2010 and June 30, 2009.  The nominal increase as compared to the same period one year ago, reflects an increase in variable compensation resulting from increased revenues.

Information technology support:

Information technology support expenses were $0.3 million for the three months ended June 30, 2010 compared to $0.2 million for the same period one year ago. The $0.1 million increase is due to additional production resources.

General and administrative:

General and administrative expenses were $0.4 million for the three months ended June 30, 2010 compared to $0.5 million for the three months ended June 30, 2009.  The $0.1 million decrease reflects reductions in accrued bonuses, legal fees, postage and travel and entertainment.

Interest and other expenses:

Interest expenses, for the three months ended June 30, 2010 were $62,000, compared to approximately $60,000 for the three months ended June 30, 2009. The $2,000 increase primarily reflects higher average balances on convertible notes.

Liquidity and capital resources:

            Net cash used in operations was $0.8 million for the three months ended June 30, 2010 and $0.6 million for the three months ended June 30, 2009.  The principal uses of cash during the three months ended June 30, 2010 were to fund the $0.8 million net loss for the period, and $0.2 million increase in accounts receivable, offset by $0.1 million in various working capital items.  The principal uses of cash during the three months ended June 30, 2009 were to fund the $1.3 million net loss for the period, offset by $0.3 million of accounts receivable and $1.0 million of various working capital items.  The accounts receivable, net as of June 30, 2010 of $0.9 million, representing primarily advertising sales during the period, are expected to be collected within the next four months.  As of June 30, 2010, allowance for doubtful accounts was decreased to $50,000 from $55,000 to write-off various delinquent customer balances deemed uncollectible.

Net cash used in investing activities was immaterial during the three months ended June 30, 2010 and the three months ended June 30, 2009.

The net cash from financing activities of $1.1 million for the three months ended June 30, 2010 and $0.5 million for the three months ended June 30, 2009, primarily reflect cash advances from related parties.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2011 anticipates continued but reduced operating losses.  Salon estimates it will require between $500 and $1 million in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. During fiscal 2010, to reduce cash outflows, the Company has reduced staffing levels, salary levels and other operating costs.  During the current quarter and previous fiscal year, Salon has relied on funding from related parties, whom thus far this year provided $1,080 in cash advances. The Company remains dependent upon its two largest shareholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with outside advisors in its efforts to obtain such funding. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financing on commercially reasonable terms, if at all.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

As of June 30, 2010, Salon has five outstanding capital leases on computer equipment and does not anticipate entering into similar debt instruments during its remaining fiscal year ending March 31, 2011.  The following summarizes Salon’s contractual obligations as of June 30, 2010, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,623	$520	$833	$270	$-
Capital leases	26	23	3	-	-
Capital lease interest	2	2	-	-	-
Short-term borrowing	4,865	4,865	-	-	-
Short-term borrowing interest	122	122	-	-	-
Convertible notes	2,808		1,733	1,075	-
Convertible notes interest	827	599	228	-	-
Total	$10,273	$6,131	$2,797	$1,345	$-

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2011.  As of June 30, 2010, Salon has $1.0 million plus accrued interest outstanding under this agreement, payable on demand.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (June 30, 2010), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions from related parties to fund operations.  The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s Director, Elizabeth Hambrecht. During the current fiscal year, these related parties have contributed $1.2 million in cash advances to fund Salon’s operations.

Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon’s cash availability and its ability to fund its operations.

Salon’s principal stockholders can exercise a controlling influence over Salon’s business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

Based on information available to Salon, the holders of Salon’s Series A, B, C and D preferred stock collectively own approximately 95% of all voting securities. These stockholders therefore own a controlling interest in Salon.  Of this amount, approximately 75% is held by former Directors and related parties, of which approximately 20% is controlled directly or indirectly by William Hambrecht and approximately 37% by Chairman and Director John Warnock.  Therefore, related parties by themselves own a controlling interest in Salon.

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

Future sales of significant number of shares of Salon’s common stock by principal stockholders could cause its stock price to decline

Salon’s preferred stockholders can convert their 9,467 shares of preferred stock to approximately 10.1 million shares of common stock at any time.  As Salon’s common stock is normally thinly traded, if these stockholders were to convert their shares of preferred stock to common stock and sell the resulting shares, the per share price of Salon’s common stock may be adversely affected

Salon’s stock has been and will likely continue to be subjected to substantial price and volume fluctuations due to a number of factors, many of which will be beyond its control and may prevent its stockholders from reselling its common stock at a profit

The securities markets have experienced significant price and volume fluctuations.  This market volatility, as well as general economic, market or political conditions, have and may continue to reduce the market price of its common stock, regardless of its operating performance.  In addition, Salon’s stock is thinly traded and operating results could be below the expectations of public market analysts and investors, and in response, the market price of its common stock could decrease significantly.

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $26 million in potential sales proceeds as of June 30, 2010, which includes the effect of undeclared dividends of $6.6 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $26 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $26 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

Salon has historically lacked significant revenues and has a history of losses

Salon has a history of significant losses and expects to incur a loss from operations, based on generally accepted accounting principals, for its fiscal year ending March 31, 2011 and potentially in future years.  Once Salon attains profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

Salon Premium memberships have been declining and will most likely continue to decline, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002.  Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004.  However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 16,000 as of March 31, 2010 and to approximately 14,000 as of June 30, 2010.  Salon forecasts that these memberships will continue to decline to approximately 10,000 as of March 31, 2011.  If the decline were to be in excess of anticipated amounts, Salon’s operations and available cash could be adversely affected.

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

Removed and reserved.

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

SALON MEDIA GROUP, INC.

Dated: August 13, 2010	/s/ Richard Gingras
Richard Gingras Chief Executive Officer

Dated: August 13, 2010	/s/ Norman Blashka
Norman Blashka Executive Vice President and Chief Financial Officer