Form 10-Q
period 2010-09-30
SALON MEDIA GROUP INC
filed 2010-11-12
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the act.   Yes ☐     No ☒

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on November 1, 2010 was 3,282,576 shares.

FORM 10-Q
SALON MEDIA GROUP, INC.

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30,	March 31,
	2010	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$246	$216
Accounts receivable, net	1,203	706
Prepaid expenses and other current assets	97	58
Total current assets	1,546	980
Property and equipment, net	207	299
Goodwill	200	200
Other assets	149	148
Total assets	$2,102	$1,627

Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	4,335	2,800
Accounts payable and accrued liabilities	1,207	1,253
Deferred revenue	277	338
Total current liabilities	6,819	5,391

Convertible notes payable	2,808	2,687
Deferred rent	365	385
Capital leases, less current portion	1	4
Total liabilities	9,993	8,467

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 9,467 shares issued and outstanding at September 30, 2010 and March 31, 2010 (liquidation value of $25,463 at September 30, 2010)	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized, 3,282,576 shares issued and outstanding at September 30, 2010 and 2,437,956 shares issued and outstanding at March 31, 2010	3	2
Additional paid-in capital	99,292	99,005
Accumulated deficit	(107,186)	(105,847)
Total stockholders' deficit	(7,891)	(6,840)
Total liabilities and stockholders' deficit	$2,102	$1,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenues	$1,367	$1,025	$2,521	$2,014

Operating expenses:
Production and content	842	970	1,676	2,080
Sales and marketing	408	462	846	812
Information technology support	243	207	492	414
General and administrative	333	404	721	921
Total operating expenses	1,826	2,043	3,735	4,227

Loss from operations	(459)	(1,018)	(1,214)	(2,213)

Interest expense	(64)	(61)	(126)	(121)
Net loss attributable to common stockholders	$(523)	$(1,079)	$(1,340)	$(2,334)

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.53)	$(0.46)	$(1.15)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	3,283	2,021	2,890	2,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,340)	$(2,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	1	1
Depreciation and amortization	116	113
Share-based compensation	161	193
Amortization of prepaid advertising rights	-	100
Changes in assets and liabilities:
Accounts receivable	(497)	173
Prepaid expenses and other assets	(39)	(7)
Accounts payable, accrued liabilities and deferred rent	182	209
Deferred revenue	(61)	(74)
Net cash used in operating activities	(1,477)	(1,626)

Cash flows from investing activities:
Purchase of property and equipment	(25)	(19)
Net cash used in investing activities	(25)	(19)

Cash flows from financing activities:
Proceeds from related party advances	1,535	1,425
Capital lease payments	(3)	(17)
Net cash provided by financing activities	1,532	1,408

Net increase (decrease) in cash and cash equivalents	30	(237)
Cash and cash equivalents at beginning of period	216	371
Cash and cash equivalents at end of period	$246	$134

Amount paid for interest	$2	$5
Supplemental schedule of non-cash financing activity:
Property and equipment purchased with capital lease	$-	$2
Conversion of accrued interest for convertible notes payable	$121	$112

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

Basis of Presentation:

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented.  The condensed consolidated balance sheet data as of March 31, 2010 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and six month periods ended September 30, 2010 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2011.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at September 30, 2010 of $107,186.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2011.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2011 anticipates continued but reduced operating losses.  Salon estimates it will require between $750 and $1 million in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, Salon has relied on funding from related parties, whom thus far this year provided $1,905 in cash advances, which includes $1,535 as of September 30, 2010 and $370 subsequent to quarter end.  The Company remains dependent upon its two largest shareholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with outside advisors in its efforts to obtain such funding. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financing on commercially reasonable terms, if at all.

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

One customer accounted for approximately 21% and 15% of total revenue for the three month periods ended September 30, 2010 and September 30, 2009, respectively.  Two customers accounted for 11% or more of total revenue for the six month period ended September 30, 2010.  No customer accounted for more than 10% of total revenue for the six month period ended September 30, 2009.  Three customers accounted for 10% or more of total accounts receivable as of September 30, 2010.  Two customers accounted for 10% or more of total accounts receivable as of March 31, 2010.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Six months ended September 30,
	2010	2009
Risk-free interest rates	1.70%	1.69%
Expected term (in years)	4	4
Expected volatility	254%	163%
Dividend yield	0%	0%

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

As of September 30, 2010, the aggregate stock compensation remaining to be amortized to expense was $441.  Salon expects this stock compensation balance to be amortized as follows: $129 during the remainder of fiscal 2011; $188 during fiscal 2012; $104 during fiscal 2013; and $20 during fiscal 2014.  The expected amortization reflects outstanding stock options awards as of September 30, 2010.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the financial statements.

2.     Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination accounted for under the purchase method. In accordance with ASC 360, Goodwill is not amortized but is tested for impairment annually during the Company’s fourth quarter, or when events and circumstance occur indicating that the asset might be impaired.

3.     Borrowing Agreements

Short-term borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  Salon’s obligations under this agreement are guaranteed in their entirety by Salon’s Chairman.  The line of credit has been fully drawn as of September 30, 2010.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.   Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of September 30, 2010, accrued interest on bank debt totals $131.  As of September 30, 2010 and 2009, the weighted average interest rate on the Company’s short-term borrowings was 3% and 5%, respectively.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

During the six months ended September 30, 2010, Salon has received unsecured, interest-free cash advances totaling $1,535 to fund its operations, including $1,065 from its Chairman and $470 from the father of a Director.  During the six months ended September 30, 2009, Salon received interest-free cash advances totaling $1,425 to fund its operations, including $825 from its Chairman and $600 from the father of the former CEO and current Director.  This debt is payable on demand, and is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

Convertible notes payable

On April 4, 2008, Salon issued to both its Chairman and the father of Salon’s then CEO a convertible promissory note in exchange for loans with a principal amount of $500, an aggregate of $1,000.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2008 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.   In addition, in the event the Company obtains third-party financing in excess of $500, the holders of this $1,000 convertible notes payable have a right to exchange these notes for the same instrument issued in such third-party financing. The value of this embedded derivative was determined to be insignificant and no amount has been recorded.

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

On October 31, 2008, Salon issued to both its Chairman and the father of Salon’s  then CEO a convertible promissory note in exchange for loans with a principal amount of $500, an aggregate of $1,000, as part of the above financing transactions in which Salon generated gross proceeds of approximately $2,500 as of March 31, 2009.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2008 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

On April 4, 2009 Salon issued to both its Chairman and the father of Salon’s then CEO a convertible promissory interest note in exchange for loans with a principal amount of $38, an aggregate of $75.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

On October 31, 2009 Salon issued to both its Chairman and the father of Salon’s former CEO and current Director each a convertible promissory interest note in exchange for loans with a principal amount of $38, an aggregate of $75.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

On April 4, 2010 Salon issued to both its Chairman and the father of Salon’s former CEO and current Director each a convertible promissory interest note in exchange for accrued interest with a principal amount of $40, an aggregate of $81.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

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

As of September 30, 2010, convertible notes payable totaled $2,808, inclusive of $308 in notes issued as payment in kind of accrued interest thereon. Related parties hold $2,231 of such notes and aggregate related party accrued interest totaled $347 thereon.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

4.     Stock-Based Compensation

Salon has adopted certain equity incentive plans as described in Note 7, “Employee Stock Option Plan,” of the notes to consolidated financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

On May 4, 2009, the Board of Directors of Salon, subject to shareholder approval, increased the shares authorized under the 2004 Stock Option Plan by 4.5 million, from 3.2 million to 7.7 million, such shares eligible for either incentive stock options, non-qualified options, or restricted stock.

The following table summarizes activity under Salon’s plans for the six months ended September 30, 2010:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2010	5,510,000	$0.23
Options granted under all plans	19,000	$0.29
Exercised	-	-
Expired and forfeited	(135,000)	$0.23
Outstanding at September 30, 2010	5,394,000	$0.23	$41,000
Exercisable at September 30, 2010	2,787,000	$0.28	$12,000
Expected to vest	3,521,000	$0.22	$27,000

The weighted average fair value per share of the stock option awards in the six months ended September 30, 2010 and 2009 was $0.29 and $0.14, respectively. Substantially all options issued prior to December 2008 were repriced to $0.35 at that time. The weighted average fair value of options vested during the six months ended September 30, 2010 was $0.22 per share.  No options were exercised during the six months ended September 30, 2010.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

5.     Net Loss Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2010	2009	2010	2009
Numerator:
Net loss attributable to common stockholders	$(523)	$(1,079)	$(1,340)	$(2,334)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	3,283,000	2,021,000	2,890,000	2,021,000

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.53)	$(0.46)	$(1.15)

Antidilutive securities including options, warrants and convertible notes and preferred stock not included in net loss per share calculation	18,199,000	13,351,000	18,199,000	18,351,000

6.     Warrants

During the six months ended September 30, 2010, no warrants have expired.  The following are the remaining outstanding warrants as of September 30, 2010:

	Warrant	Exercise	Grant	Expiration
Warrant Holder	Shares	Price	Date	Date
The Hambrecht 1980 Revocable Trust	35,040	$1.672	11/19/07	11/19/10

The exercise price of warrants issued in conjunction with the issuance of Series D preferred stock are subject to a downward adjustment antidilution provision under certain circumstances related to subsequent Salon securities issuances.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

7.     Preferred Stock

The conversion rate and common equivalent shares of Salon’s preferred stock as of September 30, 2010 are as follows:

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

The Series A, B, C and D preferred stock conversion rates are subject to a downward adjustment antidilution provision under certain circumstances related to subsequent Salon securities issuances. The Company determined that the accounting for such conversion features does not require bifurcation under ASC 815, and accordingly, the requirements of ASC 815 are not applicable.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of September 30, 2010, no dividend has been declared to the holders of preferred stock.

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

The aggregate liquidation preferences of all preferred stockholders as of September 30, 2010 were $19,433 excluding the effect of undeclared dividends, and $25,463 including the effect of undeclared dividends.

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

9.     Subsequent Events

Subsequent to September 30, 2010, the Company received $370,000 in advances from the father of Salon’s former CEO and current Director.

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

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Paid subscriptions have declined from 15,800 as of March 31, 2010, to approximately 13,000 as of September 30, 2010.  Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue.

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

Salon has incurred significant net losses and negative cash flows from operations since its inception.  As of September 30, 2010, Salon had an accumulated deficit of $107 million.  These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock and convertible notes, bank debt, and advances from related parties.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 79%, and 65% of Salon’s revenues, respectively, for the six month periods ended September 30, 2010 and 2009.  The duration of the advertisements are generally short-term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

Salon recognized stock based compensation expense of $161,000 and $193,000 during the six months ended September 30, 2010 and September 30, 2009, respectively.  As of September 30, 2010, Salon had an aggregate of $441,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $129,000 during the remainder of fiscal 2011; $188,000 during fiscal 2012; $104,000 during fiscal 2013 and $20,000 during fiscal 2014.  The expected amortization reflects only outstanding stock option awards as of June 30, 2010.  Salon expects to continue to issue share-based awards to its employees in future periods.

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

Results of Operations for the Three and Six Months Ended September 30, 2010 Compared to the Three and Six Months Ended September 30, 2009

Net revenues:

Net revenues increased 33% to $1.4 million for the three months ended September 30, 2010 from $1.0 million for the three months ended September 30, 2009.  Net revenues increased 25% to $2.5 million for the six months ended September 30, 2010 from $2.0 million for the six months ended September 30, 2009.

Advertising revenues increased 64% to $1.1 million for the three months ended September 30, 2010 from $0.7 million for the three months ended September 30, 2009 and increased 52% to $2.0 million for the six months ended September 30, 2010 from $1.3 million for the six months ended September 30, 2009.  The increase in advertising revenues reflects greater productivity from a larger, more experienced sales force amidst general improvement in the market for online display advertising. The number of monthly unique Website visitors for the six months ended September 30, 2010 averaged 5.4 million, a 17% increase from the same period a year ago, as the Company’s efforts to drive increased traffic through its site redesign and more effective use of technology continue to bear fruit.  A significant factor contributing to advertisers’ willingness to advertise on Salon’s Website is its ability to increase the number of monthly unique Website visitors. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Premium subscription revenues decreased 35% to $0.1 million for the three months ended September 30, 2010 from $0.2 million for the three months ended September 30, 2009, and decreased 34% to $0.3 million for the six months ended September 30, 2010 from $0.4 million for the six months ended September 30, 2009.  The decline is attributable to a steady reduction in the number of paid subscribers, from 14,300 to 13,000 during the quarter.  Salon expects this trend to continue as the Company emphasizes increasing advertising income over promoting Premium subscriptions.

Revenues from all other sources decreased 17% from a year ago to $0.1 million for the three months ended September 30, 2010 and decreased 15% from a year ago to $0.3 million for the six months ended September 30, 2010.  Approximately 71% and 70% of this revenue was derived from The Well, an on-line discussion forum, for the respective three and six month periods ended September 30, 2010.

Production and content:

Production and content expenses decreased to $0.8 million for the three months ended September 30, 2010, compared to $1.0 million for the three months ended September 30, 2009.  Production and content expenses were $1.7 million for the six months ended September 30, 2010 compared to $2.1 million for the six months ended September 30, 2009.  The $0.3 million and $0.4 million savings, respective of the three and six periods ending September 30, 2010, reflect headcount attrition and reductions in compensation and consulting fees, partially offset by increases in freelance costs and travel and entertainment.

Sales and marketing:

Sales and marketing expenses were $0.4 million for the three months ended September 30, 2010, compared to $0.5 million for the same period one year ago.  The $0.1 million or 12% decrease is attributable to reductions in ad credit usage and consulting fees, partially offset by increases in variable compensation resulting from increased revenues.  Sales and marketing expenses were virtually flat at $0.8 million for the six months ended September 30, 2010 and September 30, 2009.

Information technology support:

Information technology support expenses were virtually flat at $0.2 million for the three months ended September 30, 2010 and September 30, 2009.  Information technology support expenses were $0.5 million for the six months ended September 30, 2010 compared to $0.4 million from the same period one year ago.  The $0.1 million or 19% increase reflects increases in staffing compensation, partially offset by decreases in consulting fees.

General and administrative:

General and administrative expenses were $0.3 million for the three months ended September 30, 2010 compared to $0.4 million for the three months ended September 30, 2009.  General and administrative expenses were $0.7 million for the six months ended September 30, 2010 compared to $0.9 million for the six months ended September 30, 2009.  The $0.1 million and $0.2 million savings, respective of the three and six month periods ending September 30, 2010, reflect reductions in staff compensation, audit fees and stock compensation.

Interest expense:

Interest expense for the three months ended September 30, 2010 was $64,000, compared to approximately $61,000 for the three months ended September 30, 2009.  The increase primarily reflects higher average balances on convertible notes.  Interest expense for the six months ended September 30, 2010 was $126,000, compared to $121,000 for the six months ended September 30, 2009.  The increase is primarily due to higher average balances on convertible promissory notes.

Liquidity and capital resources:

            Net cash used in operations was $1.5 million for the six months ended September 30, 2010 and $1.6 million for the six months ended September 30, 2009.  The principal uses of cash during the six months ended September 30, 2010 were to fund the $1.3 million net loss for the period, and $.05 million increase in accounts receivable, offset by $0.2 million decrease in accounts payable and other liabilities,  and $0.1 million in various working capital items.  The principal uses of cash during the six months ended September 30 2009 were to fund the $2.3 million net loss for the period, $0.2 million decrease in both accounts receivable and accounts payable, and $0.3 million of various working capital items.  The accounts receivable, net as of September 30, 2010 of $1.2 million, representing primarily advertising sales during the period, are expected to be collected within the next four months.

Net cash used in investing activities was immaterial during the three months ended September 30, 2010 and the three months ended September 30, 2009.

The net cash from financing activities of $1.5 million for the six months ended September 30, 2010 and $1.4 million for the six months ended September 30, 2009, primarily reflect cash advances from related parties.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2011 anticipates continued but reduced operating losses.  Salon estimates it will require between $750 and $1 million in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current quarter and previous fiscal year, Salon has relied on funding from related parties, whom thus far this year provided $1,905 in cash advances, which includes $1,535 as of September 30, 2010 and $370 subsequent to quarter end. The Company remains dependent upon its two largest shareholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with outside advisors in its efforts to obtain such funding. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financing on commercially reasonable terms, if at all.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

As of September 30, 2010, Salon has five outstanding capital leases on computer equipment and does not anticipate entering into similar debt instruments during its remaining fiscal year ending March 31, 2011.  The following summarizes Salon’s contractual obligations as of September 30, 2010, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,500	$536	$795	$169	$-
Capital leases	16	15	1	-	-
Capital lease interest	1	1	-	-	-
Short-term borrowing	5,335	5,335	-	-	-
Short-term borrowing interest	131	131	-	-	-
Convertible notes	2,808		1,733	1,075	-
Convertible notes interest	827	652	175	-	-
Total	$10,618	$6,670	$2,704	$1,244	$-

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2011.  As of September 30, 2010, Salon has $1.0 million plus accrued interest outstanding under this agreement, payable on demand.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (September 30, 2010), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Item 1A.  Risk Factors.

Factors That May Affect Salon’s Future Results and Market Price of Stock

Salon’s business faces significant risks.  The risks described below may not be the only risks Salon faces.  Additional risks that are not yet known or that are currently immaterial may also impair its business operations or have a negative impact on its stock price.  If any of the events or circumstances described in the following risks actually occurs, its business, financial condition or results of operations could suffer, and the trading price of its common stock could decline. The Risk Factors set forth below have not materially changed from those included in our Annual Report on Form 10-K for the year ended March 31, 2010.

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

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions from related parties to fund operations.  The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s former CEO and current Director, Elizabeth Hambrecht. During the current fiscal year, these related parties have contributed $1.7 million in cash advances to fund Salon’s operations.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $26 million in potential sales proceeds as of September 30, 2010, which includes the effect of undeclared dividends of $6 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $26 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $26 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Bur, Pilger Mayer Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2008, March 31, 2009, and March 31, 2010, included a “going-concern” audit opinion on the consolidated financial statements for those years.  The audit opinions report substantial doubt about Salon’s ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability.  As a result of the “going-concern” opinions, Salon’s stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Salon Premium memberships have been declining and will most likely continue to decline, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002.  Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004.  However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 16,000 as of March 31, 2010 and to approximately 13,000 as of September 30, 2010.  Salon forecasts that these memberships will continue to decline to approximately 10,000 as of March 31, 2011.  If the decline were to be in excess of anticipated amounts, Salon’s operations and available cash could be adversely affected.

Salon has depended on advertising sales for much of its revenues, and its inability to maintain or increase advertising revenues could harm its business

Maintaining or increasing Salon’s advertising revenues depends upon many factors, including whether it will be able to:

•	Successfully attract additional audience;

•	successfully sell and market its Website auto start Site Pass or other rich media advertisements;

•	entice non Salon Premium Website visitors to view and advertisers to sell new ad units and formats;

•	maintain a significant number of unique Website visitors and corresponding significant reach of Internet users;

•	maintain a significant number of sellable impressions generated from Website visitors available to advertisers;

•	successfully sell and market its network to advertisers;

•	increase the dollar amount of the advertising orders it receives;

•	increase awareness of the Salon brand;

•	improve the technology for serving advertising on its Website;

•	handle temporary high volume traffic spikes to its Website;

•	accurately measure the number and demographic characteristics of its users; and

•	attract and retain key sales personnel.

Legislative action and potential new accounting pronouncements are likely to cause its general and administrative expenses and other operating expenses to increase

To comply with the Sarbanes-Oxley Act of 2002 and proposed accounting changes by the Securities and Exchange Commission, Salon may ultimately be required to hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause its general and administrative costs to increase.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Removed and reserved.

Item 5.  Other Information.

Not applicable.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers.

On November 8, 2010, Kerry Lauerman was promoted to Editor-in Chief of Salon, succeeding Joan Walsh.  Mr. Lauerman has served in a variety of senior editorial positions with the Company for over ten years.  Since 2009, he has been Salon's Executive Editor.  From 2007-2009, as Special Projects Editor, he helped launch Open Salon, our social content network.  From 2002-2007, Kerry was Salon's New York Editorial Director, and before that, the Company’s Washington Bureau Chief.  Mr. Lauerman holds a bachelors degree in English and journalism from Indiana University.

As of November  8, 2010, Joan Walsh has voluntarily relinquished her management responsibilities as the former Editor-in-Chief and will remain with Salon as Editor-at-Large, focusing her continued efforts on writing her column and making television and other public appearances on behalf of Salon.

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

SALON MEDIA GROUP, INC.

Dated: November 12, 2010	By:	/s/ Richard Gingras
Richard Gingras
Chief Executive Officer

Dated: November 12, 2010	By:	/s/ Norman Blashka
Norman Blashka
Executive Vice President and
Chief Financial Officer