Form 10-Q
period 2010-12-31
SALON MEDIA GROUP INC
filed 2011-02-14
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
or

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
Yes [ ]  No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 11, 2011 was 3,282,576 shares.

FORM 10-Q
SALON MEDIA GROUP, INC.

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,	March 31,
	2010	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$469	$216
Accounts receivable, net	799	706
Prepaid expenses and other current assets	33	58
Total current assets	1,301	980
Property and equipment, net	159	299
Goodwill	200	200
Other assets	149	148
Total assets	$1,809	$1,627
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	4,805	2,800
Accounts payable and accrued liabilities	1,060	1,253
Deferred revenues	242	338
Total current liabilities	7,107	5,391

Convertible notes payable	2,889	2,687
Deferred rent	355	385
Capital leases, less current portion	-	4
Total liabilities	10,351	8,467
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 9,404 shares issued and outstanding
at December 31, 2010 and 9,467 shares issued
and outstanding at March 31, 2010
(liquidation value of $25,162 at December 31, 2010)	-	-
Common stock, $0.001 par value, 30,000,000 shares
authorized, 3,282,576 shares issued and outstanding
at December 31, 2010 and 2,437,956 shares issued and
outstanding at March 31, 2010	3	2
Additional paid-in capital	99,366	99,005
Accumulated deficit	(107,911)	(105,847)
Total stockholders' deficit	(8,542)	(6,840)
Total liabilities and stockholders' deficit	$1,809	$1,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net revenues	$962	$1,413	$3,483	$3,427

Operating expenses:
Production and content	756	883	2,432	2,963
Sales and marketing	344	1,537	1,190	2,349
Information technology support	212	217	704	631
General and administrative	308	416	1,029	1,337
Total operating expenses	1,620	3,053	5,355	7,280

Loss from operations	(658)	(1,640)	(1,872)	(3,853)

Interest expense	(66)	(61)	(192)	(182)
Net loss attributable to common stockholders	$(724)	$(1,701)	$(2,064)	$(4,035)

Basic and diluted net loss per share attributable
to common stockholders	$(0.22)	$(0.85)	$(0.68)	$(2.00)

Weighted average shares used in computing basic
and diluted net loss per share attributable
to common stockholders	3,283	1,996	3,022	2,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,064)	$(4,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	2	-
Depreciation and amortization	165	169
Share-based compensation	235	363
Amortization of prepaid advertising rights	-	1,225
Changes in assets and liabilities:
Accounts receivable	(93)	(239)
Prepaid expenses and other assets	25	-
Accounts payable, accrued liabilities and deferred rent	105	438
Deferred revenues	(96)	(108)
Net cash used in operating activities	(1,721)	(2,187)

Cash flows from investing activities:
Purchase of property and equipment	(27)	(42)

Net cash used in investing activities	(27)	(42)

Cash flows from financing activities:
Proceeds from related party advances	2,005	2,100
Capital lease payments	(4)	(27)
Net cash provided by financing activities	2,001	2,073

Net increase (decrease) in cash and cash equivalents	253	(156)
Cash and cash equivalents at beginning of period	216	371
Cash and cash equivalents at end of period	$469	$215

Supplemental schedule of non-cash financing activity:
Amount paid for interest	$3	$7
Conversion of accrued interest for convertible notes payable	$202	$188

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

1.	The Company and Significant Accounting Policies

The Company

Salon Media Group, Inc (“Salon” or the “Company”) is an internet news and social networking company that produces Salon.com, a content Website, and related online communities.  Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999.  Salon operates in one business segment.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented.  The condensed consolidated balance sheet data as of March 31, 2010 is derived from and should be read in conjunction with the audited financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and nine month periods ended December 31, 2010 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2011.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at December 31, 2010 of $107,910.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2011.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2011 anticipates continued but reduced operating losses.  Salon estimates it will require between $400 and $500 in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, Salon has relied on funding from related parties, whom thus far this year provided $2,005 in cash advances, which includes $470 for the quarter ended December 31, 2010.  The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement.  The Company is working with outside advisors in its efforts to obtain such funding, and explore strategic alternatives.  However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings, and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

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

One customer accounted for approximately 13% and 11% of total revenue for the three month periods ended December 31, 2010 and December 31, 2009, respectively.  One customer accounted for approximately 13% of total revenue for the nine month period ended December 31, 2010.  No customer accounted for more than 10% of total revenue for the nine month period ended December 31, 2009.  Two customers accounted for 12% or more of total accounts receivable as of December 31, 2010.  Two customers accounted for 24% or more of total accounts receivable as of December 31, 2009.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Nine months ended December 31,
	2010	2009
Risk-free interest rates	1.28%	1.72%
Expected term (in years)	4	2 - 4
Expected volatility	277%	167%
Dividend yield	0%	0%

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

As of December 31, 2010, the aggregate stock compensation remaining to be amortized to expense was $386.  Salon expects this stock compensation balance to be amortized as follows: $59 during the remainder of fiscal 2011; $193 during fiscal 2012; $108 during fiscal 2013; $23 during fiscal 2014 and $3 during fiscal 2015.  The expected amortization reflects outstanding stock options awards as of December 31, 2010.

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

In December 2010, the FASB issued ASU No. 2010-28 Intangibles-Goodwill & Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 amends the goodwill impairment test to address entities with reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that, as a result of any adverse qualitative factors, goodwill impairment exists. We are currently evaluating the potential impact on the Company’s consolidated financial statements, if any, of the adoption of ASU 2010-28.

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

3.     Borrowing Agreements

Short-term Borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  Salon’s obligations under this agreement are guaranteed in their entirety by Salon’s Chairman.  The line of credit has been fully drawn as of December 31, 2010.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.   Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of December 31, 2010, accrued interest on bank debt totals $139.  As of December 31, 2010 and 2009, the weighted average interest rate on the Company’s short-term borrowings was 3% at each of these periods.

During the nine months ended December 31, 2010, Salon has received unsecured, interest-free cash advances totaling $2,005 to fund its operations, including $1,065 from its Chairman and $940 from the father of a Director.  During the nine months ended December 31, 2009, Salon received interest-free cash advances totaling $2,100 to fund its operations, including $1,500 from its Chairman and $600 from the father of the former CEO and current Director.  This debt is payable on demand, and is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

On April 4, 2009, Salon issued to both its Chairman and the father of Salon’s then CEO a convertible promissory interest note in exchange for loans with a principal amount of $38, an aggregate of $75.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

On May 15, 2009, Salon issued to another investor a convertible promissory interest note in exchange for loans with a principal amount of $38.  The note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  The note issued on May 15, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

On October 31, 2009, Salon issued to both its Chairman and the father of Salon’s former CEO and current Director each a convertible promissory interest note in exchange for loans with a principal amount of $38, an aggregate of $75.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

On April 4, 2010, Salon issued to both its Chairman and the father of Salon’s former CEO and current Director each a convertible promissory interest note in exchange for accrued interest with a principal amount of $40, an aggregate of $81.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

On May 15, 2010, Salon issued to another investor a convertible promissory interest note in exchange for accrued interest with a principal amount of $40.  The note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  The note issued on May 15, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

On October 31, 2010, Salon issued to both its Chairman and the father of Salon’s former CEO and current Director each a convertible promissory interest note in exchange for accrued interest with a principal amount of $40, an aggregate of $81.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

As of December 31, 2010, convertible notes payable totaled $2,889, inclusive of $389 in notes issued as payment in kind of accrued interest thereon.  Related parties hold $2,311 of such notes and additional accrued interest of $22 thereon.

4.     Stock-Based Compensation

Salon has adopted certain equity incentive plans as described in Note 7, “Employee Stock Option Plan,” of the notes to consolidated financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

On May 4, 2009, the Board of Directors of Salon, subject to stockholder approval, increased the shares authorized under the 2004 Stock Option Plan by 4.5 million, from 3.2 million to 7.7 million, such shares eligible for incentive stock options, non-qualified options, or restricted stock.

The following table summarizes activity under Salon’s plans for the nine months ended December 31, 2010:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2010	5,510,000	$0.23
Options granted under all plans	304,000	$0.11
Exercised	-	-
Expired and forfeited	(316,000)	$0.17
Outstanding at December 31, 2010	5,498,000	$0.23	$113,000
Exercisable at December 31, 2010	3,134,000	$0.26	-
Expected to vest	3,405,000	$0.20	$89,000

The weighted average fair value per share of the stock option awards in the nine months ended December 31, 2010 and 2009 was $0.11 and $0.14, respectively. Substantially all options issued prior to December 2008 were repriced to $0.35 at that time. The weighted average fair value of options vested during the nine months ended December 31, 2010 was $0.22 per share.  No options were exercised during the nine months ended December 31, 2010.

Salon recognized stock based compensation expense of $235,000 and $363,000 during the nine months ended December 31, 2010 and December 31, 2009, respectively.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

5.         Net Loss Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2010	2009	2010	2009
Numerator:
Net loss attributable to common stockholders	$(724)	$(1,701)	$(2,064)	$(4,035)

Denominator:
Weighted average shares used in computing
basic and diluted net loss per share attributable
to common stockholders	3,283,000	1,996,000	3,022,000	2,013,000

Basic and diluted net loss per share attributable
to common stockholders	$(0.22)	$(0.85)	$(0.68)	$(2.00)

Antidilutive securities including options,
warrants and convertible notes and preferred
stock not included in net loss per share calculation	18,269,000	18,693,000	18,269,000	18,693,000

6.        Warrants

During the nine months ended December 31, 2010, one warrant totaling 35,040 shares has expired.  There are no warrants outstanding as of December 31, 2010.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

7.     Preferred Stock

The conversion rate and common equivalent shares of Salon’s preferred stock as of December 31, 2010 are as follows:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series A	612	$4,000	1.792	1,366,275
Series B	125	$4,000	1.483	337,251
Series C	6,582	$800	0.786	6,699,471
Series D-1	417	$1,200	1.690	296,031
Series D-2	417	$1,200	1.953	256,260
Series D-3
Issued on 12/21/05	209	$1,200	1.690	148,371
Issued on 07/27/06	208	$1,200	2.163	115,363
Series D-4
Issued on 07/27/06	42	$1,200	2.163	23,294
Issued on 09/21/06	333	$1,200	1.571	254,331
Issued on 12/18/06	42	$1,200	0.890	56,636
Series D-5
Issued on 12/18/06	125	$1,200	0.890	168,561
Issued on 11/19/07	292	$1,200	1.406	249,121
Total	9,404			9,970,965

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of December 31, 2010, no dividend has been declared to the holders of preferred stock.

If, after initial preferential liquidation payments to the holders of Series A, B, C and D preferred stock, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and preferred stock, based on the shares of common stock then held by them and issuable upon conversion of the shares of preferred stock then held by them, until aggregate distributions per share reach $12,000 for the holders of Series A and B preferred stock, $2,400 for the holders of Series C Preferred Stock and $3,600 for the holders of Series D preferred stock.  Salon has currently outstanding 612 shares of Series A preferred stock, 125 shares of Series B preferred stock, 6,582 shares of Series C preferred stock and 2,085 shares of Series D preferred stock.

If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them.  Based on available information, Salon estimates that the holders of Series C preferred stock account for approximately 92% of this group of stockholders.

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

The aggregate liquidation preferences of all preferred stockholders as of December 31, 2010 were $18,929 excluding the effect of undeclared dividends, and $25,162 including the effect of undeclared dividends.

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

On November 29, 2010, certain stockholders abandoned their interest in 63 shares of Salon Series A Preferred Stock, by surrendering their interest to the Company for no consideration.

8.     Common Stock

In June 2010, the Company issued 844,620 shares of common stock to certain executives in lieu of aggregate accrued cash bonuses of approximately $127.

9.     Subsequent Events

There are no events subsequent to December 31, 2010.

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

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Paid subscriptions have declined from 15,800 as of March 31, 2010, to approximately 11,800 as of December 31, 2010.  Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue.

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

Salon has incurred significant net losses and negative cash flows from operations since its inception.  As of December 31, 2010, Salon had an accumulated deficit of $108 million.  These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock and convertible notes, bank debt, and advances from related parties.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 78%, and 70% of Salon’s revenues, respectively, for the nine month periods ended December 31, 2010 and 2009.  The duration of the advertisements are generally short-term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

Salon recognized stock based compensation expense of $235,000 and $363,000 during the nine months ended December 31, 2010 and December 31, 2009, respectively.  As of December 31, 2010, Salon had an aggregate of $386,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $59,000 during the remainder of fiscal 2011; $193,000 during fiscal 2012; $108,000 during fiscal 2013; $23,000 during fiscal 2014 and $3,000 during fiscal 2015.  The expected amortization reflects only outstanding stock option awards as of December 31, 2010.  Salon expects to continue to issue share-based awards to its employees in future periods.

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

Results of Operations for the Three and Nine Months Ended December 31, 2010 Compared to the Three and Nine Months Ended December 31, 2009

Net revenues:

Net revenues decreased 32% to $1.0 million for the three months ended December 31, 2010 from $1.4 million for the three months ended December 31, 2009.  Net revenues increased 2% to $3.5 million for the nine months ended December 31, 2010 from $3.4 million for the nine months ended December 31, 2009.

Advertising revenues decreased 34% to $0.7 million for the three months ended December 31, 2010 from $1.1 million for the three months ended December 31, 2009 and increased 13% to $2.7 million for the nine months ended December 31, 2010 from $2.4 million for the nine months ended December 31, 2009.  The decrease in advertising revenues reflects a significant order that was anticipated to be made in our third quarter but was actually placed by the customer in our fourth quarter, and reduced sales productivity due to staff turnover. The number of monthly unique Website visitors for the three months ended December 31, 2010 averaged 5.2 million, a 13% increase from the same period a year ago, as the Company’s efforts to drive increased traffic through its site redesign and more effective use of technology continue to bear fruit.  Salon’s ability to increase the number of monthly unique Website visitors is a significant factor in Salon’s strategy to attract additional advertisers on the Website. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Premium subscription revenues decreased 31% to $0.1 million for the three months ended December 31, 2010 from $0.2 million for the three months ended December 31, 2009, and decreased 33% to $0.4 million for the nine months ended December 31, 2010 from $0.6 million for the nine months ended December 31, 2009.  The decline is attributable to a steady reduction in the number of paid subscribers, from 13,000 to 11,800 during the quarter.  Salon expects this trend to continue as the Company emphasizes increasing advertising income over promoting Premium subscriptions.

Revenues from all other sources decreased 22% from a year ago to $0.1 million for the three months ended December 31, 2010 and decreased 17% from a year ago to $0.4 million for the nine months ended December 31, 2010.  Approximately 73% and 71% of this revenue was derived from The Well, an on-line discussion forum, for the respective three and nine month periods ended December 31, 2010.

Production and content:

Production and content expenses decreased to $0.8 million for the three months ended December 31, 2010, compared to $0.9 million for the three months ended December 31, 2009.  Production and content expenses were $2.4 million for the nine months ended December 31, 2010 compared to $3.0 million for the nine months ended December 31, 2009.  The $0.1 million and $0.6 million savings, respective of the three and nine month periods ended December 31, 2010, reflect lower headcount and reductions in compensation.

Sales and marketing:

Sales and marketing expenses were $0.3 million for the three months ended December 31, 2010, compared to $1.5 million for the same period one year ago.  The $1.2 million or 78% decrease is primarily attributable to reductions in ad credit usage.  Sales and marketing expenses were $1.2 million for the nine months ended December 31, 2010, compared to $2.3 million for the nine months ended December 31, 2009.  The $1.1 million or 49% reduction reflects reductions in ad credit usage, which was fully amortized in the quarter ended December 31, 2009.

Information technology support:

Information technology support expenses were virtually flat at $0.2 million for the three months ended December 31, 2010 and December 31, 2009.  Information technology support expenses were $0.7 million for the nine months ended December 31, 2010 compared to $0.6 million from the same period one year ago.  The $0.1 million or 12% increase reflects increases in staffing compensation, partially offset by decreases in consulting fees.

General and administrative:

General and administrative expenses were $0.3 million for the three months ended December 31, 2010 compared to $0.4 million for the three months ended December 31, 2009.  General and administrative expenses were $1.0 million for the nine months ended December 31, 2010 compared to $1.3 million for the nine months ended December 31, 2009.  The $0.1 million and $0.3 million savings, respective of the three and nine month periods ending December 31, 2010, reflect lower salaries and certain administrative and overhead cost reductions.

Interest expense:

Interest expenses, for the three months ended December 31, 2010 were $66,000, compared to approximately $61,000 for the three months ended December 31, 2009.  The increase primarily reflects higher average balances on convertible notes.  Interest expenses for the nine months ended December 31, 2010 were $192,000, compared to $182,000 for the nine months ended December 31, 2009.  The increase is primarily due to higher average balances on convertible promissory notes.

Liquidity and capital resources:

Net cash used in operations was $1.7 million for the nine months ended December 31, 2010 and $2.2 million for the nine months ended December 31, 2009.  The principal uses of cash during the nine months ended December 31, 2010 were to fund the $2.1 million net loss for the period, and $0.1 million increase in accounts receivable, offset by $0.1 million decrease in accounts payable and other liabilities,  and $0.4 million in various working capital items.  The principal uses of cash during the nine months ended December 31, 2009 were to fund the $4.0 million net loss for the period, $0.2 million increase in accounts receivable, offset by $1.2 million in non-cash prepaid advertising amortization and $0.9 million of various working capital items.  The accounts receivable, net as of December 31, 2010 of $0.8 million, representing primarily advertising sales during the period, are expected to be collected within the next four months.

Net cash used in investing activities was immaterial during the nine months ended December 31, 2010 and the nine months ended December 31, 2009.

The net cash from financing activities of $2.0 million for the nine months ended December 31, 2010 and $2.1 million for the nine months ended December 31, 2009, primarily reflect cash advances from related parties.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2011 anticipates continued but reduced operating losses.  Salon estimates it will require between $400 and $500 in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current quarter and previous fiscal year, Salon has relied on funding from related parties, whom thus far this year provided $2,005 in cash advances. The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with outside advisors in its efforts to obtain such funding, and explore strategic alternatives. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

As of December 31, 2010, Salon has five outstanding capital leases on computer equipment and does not anticipate entering into similar debt instruments during its remaining fiscal year ending March 31, 2011.  The following summarizes Salon’s contractual obligations as of December 31, 2010, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,378	$511	$799	$68	$-
Capital leases	6	6	-	-	-
Capital lease interest	1	1	-	-	-
Short-term borrowing	5,805	5,805	-	-	-
Short-term borrowing interest	138	138	-	-	-
Convertible notes	2,889	-	2,889	-	-
Convertible notes interest	839	712	127	-	-
Total	$11,056	$7,173	$3,815	$68	$-

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2011.  As of December 31, 2010, Salon has $1.0 million plus accrued interest outstanding under this agreement, payable on demand.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (December 31, 2010), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions from related parties to fund operations.  The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s former CEO and current Director, Elizabeth Hambrecht. During the current fiscal year, these related parties have contributed $2.0 million in cash advances to fund Salon’s operations.

Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon’s cash availability and its ability to fund its operations.

Salon’s principal stockholders can exercise a controlling influence over Salon’s business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

Based on information available to Salon, the holders of Salon’s Series A, B, C and D preferred stock collectively own approximately 95% of all voting securities. These stockholders therefore own a controlling interest in Salon.  Of this amount, approximately 76% is held by former Directors and related parties, of which approximately 20% is controlled directly or indirectly by William Hambrecht and approximately 37% by Chairman and Director John Warnock.  Therefore, related parties by themselves own a controlling interest in Salon.

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

Future sales of significant number of shares of Salon’s common stock by principal stockholders could cause its stock price to decline

Salon’s preferred stockholders can convert their 9,404 shares of preferred stock to approximately 10.0 million shares of common stock at any time.  As Salon’s common stock is normally thinly traded, if these stockholders were to convert their shares of preferred stock to common stock and sell the resulting shares, the per share price of Salon’s common stock may be adversely affected

Salon’s stock has been and will likely continue to be subjected to substantial price and volume fluctuations due to a number of factors, many of which will be beyond its control and may prevent its stockholders from reselling its common stock at a profit

The securities markets have experienced significant price and volume fluctuations.  This market volatility, as well as general economic, market or political conditions, have and may continue to reduce the market price of its common stock, regardless of its operating performance.  In addition, Salon’s stock is thinly traded and operating results could be below the expectations of public market analysts and investors, and in response, the market price of its common stock could decrease significantly.

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $25 million in potential sales proceeds as of December 31, 2010, which includes the effect of undeclared dividends of $6 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $25 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $25 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

Salon has historically lacked significant revenues and has a history of losses

Salon has a history of significant losses and expects to incur a loss from operations, based on generally accepted accounting principles, for its fiscal year ending March 31, 2011 and potentially in future years.  Once Salon attains profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

Burr, Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2008, March 31, 2009, and March 31, 2010, included a “going-concern” audit opinion on the consolidated financial statements for those years.  The audit opinions report substantial doubt about Salon’s ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability.  As a result of the “going-concern” opinions, Salon’s stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Salon Premium memberships have been declining and will most likely continue to decline, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002.  Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004.  However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 15,800 as of March 31, 2010 and to approximately 11,800 as of December 31, 2010.  Salon forecasts that these memberships will continue to decline to approximately 10,800 as of March 31, 2011.  If the decline were to be in excess of anticipated amounts, Salon’s operations and available cash could be adversely affected.

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

Legislative action and potential new accounting pronouncements are likely to cause its general and administrative expenses and other operating expenses to increase

To comply with the Sarbanes-Oxley Act of 2002 and proposed accounting changes by the Securities and Exchange Commission, Salon ultimately may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause its general and administrative costs to increase.

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

In April 1999, Salon acquired the Internet address www.salon.com.  Because www.salon.com is the address of the main home page to its Website and incorporates Salon’s name, it is a vital part of its intellectual property assets.  Salon does not have a registered trademark on the address, and therefore it may be difficult for it to prevent a third party from infringing on its intellectual property rights to the address.  If Salon fails to adequately protect its rights to the Website address, or if a third party infringes its rights to the address, or otherwise dilutes the value of www.salon.com, its business could be harmed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Removed and reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

(a)      Exhibits.

10.41 (58)	Employment Agreement with Joan Walsh dated November 8, 2010

31.1	Certification of Richard Gingras, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Norman Blashka, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard Gingras, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of Norman Blashka, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALON MEDIA GROUP, INC.

Dated: February 14, 2011	By:	/s/ Richard Gingras
Richard Gingras
Chief Executive Officer

Dated: February 14, 2011	By:	/s/ Norman Blashka
Norman Blashka
Executive Vice President and
Chief Financial Officer