Form 10-K
period 2011-03-31
SALON MEDIA GROUP INC
filed 2011-06-29
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $81,000 based on the closing sale price of the registrant’s common stock on June 1, 2011.  Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon Media Group, Inc. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 1, 2011 was 3,282,576 shares.

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

ITEM 1.  Business

Overview

Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999.  On June 22, 1999, Salon had its initial public offering, with its common stock quoted on the NASDAQ National Market under the symbol SALN.  Effective May 16, 2001, Salon adopted the name Salon Media Group, Inc.  Due to Salon’s inability to meet the continued listing requirements of the NASDAQ Market, on November 21, 2002, Salon’s common stock began trading in the OTC (Over-The-Counter) Bulletin Board marketplace under the symbol SALN.OB.   Following a 20:1 reverse split on November 15, 2006, the Company’s stock ticker symbol became SLNM.OB.  The stock symbol for the Company has since been updated to SLNM.PK.

Salon is an online news and social networking company and an Internet publishing pioneer providing high quality journalism and a forum for discussing current events and contemporary social political issues.  Salon’s award-winning content combines breaking news, original investigative stories and provocative personal essays along with quick-take commentary and staff-written blogs about politics, technology, culture and entertainment.  Committed to interactivity, the Website also hosts two online communities, The Well, and Open Salon, an innovative blogging social network.  Among its many quality offerings, Salon sponsors daily blogs by well-known staff and freelance writers, plus an evolving group of new voices who are regular contributors to the site.   In its editorial product, Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

The main entry and navigation point to Salon's primary subject-specific sections is Salon's home page at www.salon.com.  Built around multiple daily features such as War Room, Since You Asked, How the World Works, Ask the Pilot and daily blogs by Glenn Greenwald and Joan Walsh, Salon provides a constantly updated array of news, features, interviews, columnists and blogs, which is increasingly being grouped and expanded into five key content areas.

News
Smartly aggregated posts on the big news of the day for the well-read, savvy audience. Heavily formatted for easy access – Starting Point (big story of the morning); Morning Clip (the hot video from late-night); Big Question (the answer to the big question raised by the day’s news). Staffed by three news bloggers, seven days a week.

Politics
Anchored by our War Room politics blog, we offer rolling commentary on the big political stories of the day by brand-name writers and TV mainstays, such as Joan Walsh, Glenn Greenwald, Alex Pareene, Steve Kornacki and David Sirota.

Arts & Entertainment
Exhaustive, enthusiast coverage of entertainment, with special emphasis on breaking pop culture stories with deep cultural relevance, and obsessive coverage of the best in TV, film and books. Headline writers include Matt Zoller Seitz (TV), Mary Beth Williams and Drew Grant (pop culture), Andrew O’Hehir (film), and Laura Miller (books).

Life
Gripping personal essays from famous writers (such as Jennifer Egan, David Rakoff, Walter Kirn, Anne Lamott) and Salon readers alike, exploring the most complicated issues of modern life – family, relationships, work and spirituality. Also includes advice columnists: Tracy Clark-Flory (love/sex); Cary Tennis (all-purpose); and Rahul Parikh, MD (health and medicine).

Food
Salon's evolving food section includes recipes, cultural studies and the increasing political movement around food and sustainability issues. An adjunct to our Life content, it is currently all freelance.

Open Salon	Open Salon provides a smart home for reader’s work where they can publish and share their work, generate advertising revenue, and potentially have their works be published on Salon.com.

Salon also operates The Well, a subscription member-only discussion community in which members use their real names to post and only members can view the postings. It had approximately 1,905 paying subscribers as of March 31, 2011.

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

Revenue Sources

One customer accounted for over 10% of total revenue for the year ended March 31, 2011. No customer accounted for over 10% of total revenue for the years ended March 31, 2010 and 2009, which were as follows (in thousands):

	Year Ended March 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Advertising	$3,584	78%	$2,967	69%	$5,195	76%
Salon Premium	472	10%	701	16%	994	14%
All Other	517	12%	623	15%	685	10%
Total	$4,573	100%	$4,291	100%	$6,874	100%

Salon has generated Internet advertising revenues since its inception in 1995.  The Company launched Salon Premium, a subscription service, in April 2001. It acquired The Well, its primary source of other revenue, in 1999. Online advertising, which accounts for the bulk of Salon’s revenue, is subject to broader economic fluctuations, like other forms of advertising, but with a consistent upward bias.   According to the Interactive Advertising Bureau, United States online advertising revenues have grown from $9.6 billion in 2004 to $26.0 billion in 2010, with further double digit gains anticipated in 2011.  Central to Salon’s strategy is to capitalize on the expected continued shift in spending of advertising budgets to the Web in response to increased online usage. According to the eMarketer, online advertising surpassed newspaper advertising for the first time in 2010.

An important factor in increasing advertising revenues in future periods is growth in Salon’s audience.  Attracting more unique Website visitors is important to Salon as they generate page views, and each page view becomes a potential platform for serving advertisements.  Ultimately, Salon charges advertisers for a set number of ad impressions viewed by a Website visitor. During fiscal 2010, management launched a new strategy to increase traffic, including a fresh new site design, more aggressive and timely news coverage, and expanded lifestyle coverage in areas such as food, film and books. The strategy began to bear fruit in the fourth quarter ending March 31, 2010, as unique monthly visitors averaged 5.4 million, a 22% increase over the same quarter in the prior fiscal year.  In the fourth quarter ending March 31, 2011, further gains brought average unique monthly visitors to 5.6 million, a 4% increase over the same quarter in the prior fiscal year.  In 2011, full year average monthly unique visitors grew by 12% compared to fiscal 2010.  Additionally, monthly unique visitors have grown by a cumulative 43% over the past four years.  Aiding the continued growth in unique visitors to Salon’s Website is the general migration of readers to the Internet from print newspapers.  The table in the following page reflects unique monthly visitors to Salon’s Website.

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

Subscriptions have been de-emphasized and are a secondary source of revenue. Generally, subscriptions to Salon Premium cost between $29 and $45 annually, depending on any associated bundles of promotional items offered.  Benefits of Salon Premium include unrestricted access to Salon’s content with no banners, pop-ups or site pass advertisements, free magazine subscriptions, or other premiums, and the ability to download content in text or PDF format.

Salon Premium revenue is recognized ratably over the period that services are provided.  For the year ended March 31, 2011, Salon received $0.4 million in cash and recognized $0.5 million of revenue for this service primarily from approximately 7,700 paid new and renewed one year subscriptions and from approximately 9,900 monthly subscriptions.  For the year ended March 31, 2010, Salon received $0.6 million in cash and recognized $0.7 million of revenue for this service primarily from approximately 12,000 paid new and renewed one year subscriptions and from approximately 10,600 monthly subscriptions.  For the year ended March 31, 2009, Salon received $0.8 million in cash and recognized $1.0 million of revenue for this service primarily from approximately 17,600 paid new and renewed one year subscriptions and from approximately 7,000 monthly subscriptions.  Since peaking at 89,100 subscribers in December 2004, paid subscriptions have continued to decline to 15,800 as of March 31, 2010 and approximately 10,900 as of March 31, 2011.  The drop is expected to continue during the next year, following longstanding industry trends away from paid Web content.

The other sources of revenue are primarily membership and data storage fees from The Well, an on-line discussion forum.  Revenue is recognized ratably over the subscription period.  The revenues recognized were approximately $0.3 million for the year ended March 31, 2011, and approximately $0.4 million for each of the years ended March 31, 2010 and March 31, 2009.   Salon generates nominal revenue from the licensing of content that previously appeared in Salon, for providing links to a third party’s Website offering personals/dating services, and from its limited e-commerce activities.

Sales and Marketing

Salon has sales offices in New York City and Los Angeles, with seven advertising sales and operations employees as of March 31, 2011, of which four actively solicit orders.  As of March 31, 2011, Salon has one employee associated with Salon Premium membership activities.

Salon incurred advertising expenses of $0.0 million, $1.2 million and $0.9 million for the years ended March 31, 2011, 2010, and 2009, respectively.  These advertising expenses primarily represent non-cash expenses from the utilization of advertising credits which Salon acquired in January 2000 from the sale of common stock to Rainbow Media Holdings (“Rainbow”).  During the year ended March 31, 2003, Rainbow transferred a portion of its obligation to provide Salon with advertising credits to NBC’s Bravo channel, while still retaining a portion of the overall obligation.  The transfer occurred due to the sale by Cablevision, which owns Rainbow Media Holdings, of its Bravo channel to NBC.  As of December 31, 2009, Salon has fully utilized the ad credits with NBC and Rainbow.

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

During fiscal 2010, Salon launched a re-designed architecture and Website in an effort to accelerate its growth and gave increased attention to search engine optimization and referral traffic.  Salon plans to continue to focus on developing its audience growth through a combination of editorial enhancements, new products, and more effective use of technology.  Salon has broadened its content by reclassifying its content in five key contents areas.  These are: News, Politics, Arts & Entertainment, Life and Food. Through these five key content areas, Salon continues to enhance or create new content and features for its readers.  Further changes are in the process of being implemented.

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

Since the end of fiscal year 2007, Salon has increased emphasis on advertising revenues.  In fiscal year 2012, Salon plans to continue to provide more creative advertising offerings, improve the technological orientation of the site to attract more non-standard advertising and expand into additional advertising categories.  It will also expand and better optimize the use of ad networks to fully monetize any unsold remnant inventory.

Enhanced Website Design

In fiscal 2010, Salon launched a re-designed architecture and Website to improve the presentation of timely and relevant content through a compelling and dynamically tuned interface. Salon expects this redesign to result in greater user satisfaction, and therefore, higher utilization, higher search rankings that will drive new users to the site and a higher proportion of repeat engagement, as users return throughout the day to obtain timely news and information. The site has been dynamic and interactive, and its new modular architecture has allowed editors to manage a real time flow of content presented in a graphically compelling fashion, while also servicing multiple platforms and devices, and dynamic usability experiments.

Expanding Gross Margins

Salon has made substantial strides in the past fiscal year to better realign its production costs with its revenue potential in an effort to reach profitability.  Among other measures, the company reduced full-time headcount from 53 in March 2009, to 45 in March 2010, to 41 in March 2011 and is continually aiming to match personnel resources to overall business need given the prevailing advertising market.  Additionally, Salon is evaluating opportunities to reduce the expense of its high-quality content by focusing on reducing cost per page and seeking less costly sources of content, including greater content aggregation and the use of popular articles and blogs from Open Salon.

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

Infrastructure and Operations

Salon has created a flexible publishing structure that enables it to develop its content while responding quickly to news events and take advantage of the ease of distribution provided by the Internet. Salon content is deployed on its proprietary software platform and captured in a database for reuse in Web and other formats.  The content on Salon’s Website has been structured to facilitate being found by search engines, a key driver in increasing traffic to Salon’s Website.  During the last three years, Salon has improved the look and feel of its Website to increase appeal to its audience and contemplates continued changes to its Website. In fiscal year 2010, Salon made significant investments in this area with a re-designed architecture and website to help drive traffic to its site.

Salon’s Website is supported by a variety of servers using the Solaris and Linux operating systems.  Salon’s top technical priority is the fast delivery of pages to its users.  Salon’s systems are designed to handle traffic growth by balancing the amount of traffic among multiple servers.  Salon relies on server redundancy to help achieve its goal of 24 hours, seven-days-a-week Website availability.  Regular automated backups protect the integrity of Salon’s data.   Salon servers are maintained at a third-party facility in Sacramento, in a building capable of withstanding a major earthquake.  The third-party facility provides continuous monitoring of the servers.  In fiscal 2011, Salon has decided to explore a possible move to a cloud-based infrastructure.

Software to maintain and manage Salon Premium was created in-house and upgraded in 2003, again during fiscal year 2007, and a major reprogramming effort was conducted in fiscal year 2010. A full migration to an open source content management system is planned for fiscal 2012.

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

Employees

As of March 31, 2011, Salon has 41 full-time employees.  Salon believes its employee relations are good.  No employees of Salon are represented by a labor union or are subject to a collective bargaining agreement. Salon’s future success is highly dependent on the ability to attract, hire, retain and motivate qualified personnel.

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

If Salon forecasts or experiences periods of limited, or diminishing cash resources, Salon may need to issue additional securities or borrow additional funds.  These newly issued securities could be highly dilutive to existing common stockholders.  However, there is no guarantee that Salon will be able to issue additional securities in future periods or borrow additional funds on commercially reasonable terms to meet its cash needs . Salon’s ability to continue as a going concern will be adversely affected if it is unable to raise additional cash from sources it had relied upon in the past or new sources.

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions primarily from related parties to fund operations.  The related parties are generally John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s former President and Chief Executive Officer, Elizabeth Hambrecht, a Director of the Company.  During the year ended March 31, 2011, related parties provided approximately $2.2 million in cash advances to fund Salon’s operations.

Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon’s cash availability and its ability to fund its operations.

Salon’s principal stockholders can exercise a controlling influence over Salon’s business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

Based on information available to Salon, the holders of Salon’s Series A, B, C and D preferred stock collectively own approximately 95% of all voting securities. These stockholders therefore own a controlling interest in Salon.  Of this amount,  approximately 20% is controlled directly or indirectly by William Hambrecht and approximately 37% by Chairman and Director John Warnock.  Therefore, related parties by themselves own a controlling interest in Salon.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $25.4 million in potential sales proceeds as of March 31, 2011, which includes the effect of undeclared dividends of $6.4 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $25.4 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $25.4 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

Salon has historically lacked significant revenues and has a history of losses

Salon has a history of significant losses and expects to incur an operating loss, based on generally accepted accounting principles, for its fiscal year ending March 31, 2012. Salon expects to turn cash flow positive during FY 2012.  Once Salon attains profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

Burr, Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2009, March 31, 2010, and March 31, 2011, included a “going-concern” audit opinion on the consolidated financial statements for those years.  The audit opinions report substantial doubt about Salon’s ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability.  As a result of the “going-concern” opinions, Salon’s stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Salon Premium memberships have been declining and will most likely continue to decline, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002.  Salon Premium subscriptions grew from nothing to a high of approximately 89,100 as of December 31, 2004.  However, since that time, subscriptions have been declining to approximately 10,900 as of March 31, 2011.  Salon forecasts that these memberships will continue to decline to approximately 7,000 as of March 31, 2012.  If the decline were to be in excess of anticipated amounts, Salon’s operations and available cash could be adversely affected.

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

Salon’s technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website, reduced advertising revenues, or a loss of Salon Premium subscribers

Salon is constantly upgrading its technology to manage its Website and its Salon Premium program, and during the last year redesigned its Website homepage and vertical sections.  In addition, it is creating technology for new products that Salon expects to launch during its next fiscal year.  If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery and subscription management, its Website or subscription management systems may not operate properly, which could harm Salon’s business.  Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes.  Delays in software development processes are common, as are project failures, and either factor could harm Salon’s business.  Moreover, complex software products such as its online publishing and subscription management systems frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected.  Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.   Properties

Salon leases 8,623 square feet of office space at 101 Spear Street, San Francisco, California, where it is headquartered.  The lease for the San Francisco office will terminate in February 2014.  Salon also leases 4,200 square feet of office space at 15 West 37th Street, 8th Floor, New York, NY and a smaller office at 300 Manhattan Beach Blvd., Manhattan Beach, CA, through August 2011. Salon also rents minimal space to host its servers in Sacramento, California.

Salon believes that its existing properties are in good condition and are suitable for the conduct of its business.

ITEM 3.   Legal Proceedings

Salon is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Information with respect to the quarterly high and low sales prices for Salon’s common stock, ticker symbol SLNM.PK, for its fiscal years 2011 and 2010, based on sales transactions reported by the OTC (Over-The-Counter) Bulletin Board is provided below:

	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2011		March 31, 2010
For the quarter ended	High	Low	High	Low
June 30	0.34	0.03	0.40	0.11
September 30	0.80	0.03	0.20	0.11
December 31	0.79	0.10	0.65	0.11
March 31	0.50	0.10	0.35	0.06

There were 43 active holders of record of Salon common stock as of June 1, 2011.  This number was derived from Salon’s stockholder records, and does not include beneficial owners of Salon’s voting common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.  The closing price of Salon’s common stock on June 1, 2011 was $0.12 per share.

Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

Salon has never repurchased any of its equity securities.

Equity Compensation Plan Information

The following table provides information about Salon’s common stock that may be issued upon the exercise of options and rights under all of Salon’s existing equity compensation plans as of March 31, 2011, including the Salon Internet, Inc. 1995 Stock Option Plan, the Salon Media Group, Inc. 2004 Stock Plan, the Salon Media Group, Inc. Non-Plan Stock Agreement and the 1999 Employee Stock Purchase Plan.

Plan category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
	and rights	and rights	equity compensation
			plans, excluding
			securities reflected in
			column (a)

	(a)	(b)	(c)
Equity compensation plans
approved by security
holders	5,321,728	$0.23	866,098
Equity compensation plans
not approved by security
holders	50,000	$0.35	None
Total	5,371,728	N/A	866,098

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

Stock Performance Graph

The graph below matches Salon Media Group Inc.'s cumulative 5-year total stockholder return on common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of five companies that includes: Answers Corp., Quepasa Corp., Thestreet.com Inc., Tucows Inc. and Edgar Online Inc. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from March 31, 2006 to March 31, 2011.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.   Selected Consolidated Financial Data

	Dollar amounts in thousands, except per share
Year Ended March 31,	2011	2010	2009	2008	2007

Net revenues	$4,573	$4,291	$6,874	$7,513	$7,748
Net loss	$(2,584)	$(4,861)	$(4,699)	$(3,409)	$(1,566)
Net loss attributable to common
stockholders (1)	$(2,584)	$(4,861)	$(4,699)	$(3,463)	$(1,861)
Basic and diluted net loss per share
attributable to common
stockholders (2)	$(0.84)	$(2.30)	$(2.34)	$(1.79)	$(1.10)
Weighted average common shares
outstanding used in computing
per share amounts (thousands)(2)	3,086	2,116	2,008	1,940	1,692
Cash and cash equivalents	$386	$216	$371	$818	$829
Prepaid advertising rights	$-	$-	$1,225	$2,131	$3,267
Total assets	$1,636	$1,627	$3,330	$4,616	$5,605
Total long-term liabilities	$1,380	$3,030	$2,706	$600	$85

(1)
The net losses attributable to common stockholders for the years ended March 31, 2011, 2010 and 2009 do not include a preferred deemed dividend as there were no deemed dividend changes. The net loss attributable to common stockholders for the year ended March 31, 2008 includes a preferred deemed dividend charge of $54 from the issuance of Series D preferred stock. The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction.  The net loss attributable to common stockholders for the year ended March 31, 2007 includes a preferred deemed dividend charge of $295 from the issuance of Series D preferred stock. The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction.

(2)	The share and per share results for the year ended prior to March 31, 2007 reflects a reverse stock split effective as of November 15, 2006. In the reverse stock split, each 20 outstanding shares common stock (“old common stock”) was automatically reduced into one share of new common stock

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Salon is an online news and social networking company and an Internet publishing pioneer.  Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment.  Committed to interactivity, the Website also hosts two online communities, The Well, and Open Salon, a social network for bloggers.  In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

Sources of Revenue

The most significant portion of Salon’s revenues is derived from advertising from the sale of promotional space on its Website.  The sale of promotional space is generally less than ninety days in duration.  Advertising units sold include “rich media” streaming advertisements, as well as traditional banner and pop-up advertisements.

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  This source of revenue has been decreasing since Salon’s quarter ended December 31, 2004 when paid subscriptions peaked at approximately 89,100 and have since decreased to approximately 10,900 as of March 31, 2011.  Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue. Revenue from membership to the online discussion forum The Well has been recognized ratably over the subscription period.  Salon also generates nominal revenue from the licensing of content that previously appeared in Salon’s Website, for hosting links to a third party’s personals/dating Websites, and operating its emerging e-commerce activities.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts.  Salon’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements.  Salon believes accounting policies and estimates related to revenue recognition and accounting for debt and equity are the most critical to Salon’s financial statements.  Future results may differ from current estimates if different assumptions or conditions were to prevail.

Share Based Compensation

Salon accounts for share-based compensation under ASC 718 and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

Salon recognized share-based compensation expense of $295,000 and $379,000 during the twelve months ended March 31, 2011 and March 31, 2010, respectively.  As of March 31, 2011, Salon had an aggregate of $335,000 of share-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this share-based compensation balance to be amortized as follows: $198,000 during fiscal 2012; $111,000 during fiscal 2013; $24,000 during fiscal 2014 and $2,000 during fiscal 2015.  The expected amortization reflects only outstanding stock option awards as of March 31, 2011.  Salon expects to continue to issue share-based awards to its employees in future periods.

The full impact of share-based compensation in the future is dependent upon, among other things, the timing of when Salon hires additional employees, the effect of new long-term incentive strategies involving share-based awards in order to continue to attract and retain employees, the total number of share-based awards granted, the fair value of the stock awards at the time of grant and the tax benefit that Salon may or may not receive from stock-based expenses.  Additionally, share-based compensation requires the use of an option-pricing model to determine the fair value of stock option awards.  This determination of fair value is affected by Salon’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, Salon’s expected stock price volatility over the term of the awards.

Liquidity

Salon has incurred significant net losses and negative cash flows from operations since its inception.  As of March 31, 2011, Salon had an accumulated deficit of $108.4 million.  These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock, bank debt, from the issuance of convertible notes payable and other advances from related parties.

Burr Pilger Mayer, Inc., Salon’s independent accountants for the years ended March 31, 2011, March 31, 2010 and March 31, 2009 have included a paragraph in their report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

Income Taxes

Salon has not recorded a provision for federal or state income taxes since inception due to recurring operating losses.  At March 31, 2011, Salon had net operating loss carryforwards of $79.7 million for federal income tax purposes that begin to expire in March 2016, and $25.2 million for California income tax purposes.  As Salon has been incurring tax losses, $7.1 million of California net operating loss carryforwards expired as of March 31, 2011, and if Salon were to incur a tax loss for the year ending March 31, 2012, an additional $2.1 million operating loss carryforward will expire.  Utilization of Salon’s net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California State provisions.  Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.  A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets.  The net valuation allowance decreased $0.5 million during the year ended March 31, 2011 to $29.1 million.  Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded.  These factors include Salon’s history of net losses since inception and expected near-term future losses.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 78%, 69%, and 76% of Salon’s revenues, respectively for the years ended March 31, 2011, 2010 and 2009.  The duration of the advertisements are generally short term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Salon Premium, a pay-for-online content service, provides unrestricted access to Salon’s content with no banners, pop-ups or site pass advertisements, and includes free magazine subscriptions and other promotional items including books and merchandise, free access to Table Talk, an online forum, and the ability to easily download content in text or PDF format, a convenience that enables readers to view Salon’s content when not connected to the Internet.  The subscription duration for Salon Premium is generally one year.  Non-Salon Premium subscribers can gain access to Salon’s content after viewing some form of advertisement.

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

Results of Operations

Fiscal Years Ended March 31, 2011 and 2010

Net Revenues

Salon’s net revenue increased 7% to $4.6 million in the year ended March 31, 2011 from $4.3 million in the year ended March 31, 2010.

Advertising revenues increased 21% to $3.6 million for the year ended March 31, 2011 from $3.0 million for the year ended March 31, 2010, due to greater traffic and an improved economy.

Salon Premium subscription revenues decreased by 33% to $0.5 million for the year ended March 31, 2011 from $0.7 million for the year ended March 31, 2010.  The drop in Salon Premium revenues recognized for the year ended March 31, 2011 compared to the year ended March 31, 2010 is attributable to a substantial reduction in the number of new subscribers.  Salon acquired approximately 7,700 paid one-year subscriptions for the year ended March 31, 2011 compared to approximately 12,000 for the year ended March 31, 2010.  As a result, the number of paid subscribers decreased from approximately 15,800 at March 31, 2010 to approximately 10,900 at March 31, 2011.  As a result of this trend, Salon has continued to emphasize increasing advertising income over promoting Premium subscriptions.

An important factor in increasing advertising revenues in future periods, including Salon’s typically peak third quarter ending December 31, is attracting more unique visitors to Salon’s Website.  Attracting more unique Website visitors is important to Salon as they generate page views, and each page view becomes a potential platform for serving advertisements.  Ultimately, Salon charges advertisers based on a set number of impressions viewed by Website visitors.  Due to various factors, including concerted efforts to make Salon’s content more accessible to readers by auto launching the site pass, a better optimized Website to facilitate appearance in search engine results, and increasing the quantity of content, the average number of unique monthly Website grew by  12% for the full year, to approximately 5.4 million.  Aiding the continued growth in unique visitors to Salon’s Website is the migration of readers to the Internet from print newspapers.

All other sources of revenue were $0.5 million for the year ended March 31, 2011 and $0.6 million for the year ended March 31, 2010.  Approximately 71% of this revenue was derived from subscriptions to the Well, an online discussion forum.

Production and Content Expenses

Production and content expenses during the year ended March 31, 2011 were $3.2 million versus $3.7 million for the year ended March 31, 2010, a decrease of $0.5 million.  The 14% decrease primarily reflects a decrease in staff and related salary and benefit costs, as well as a reduction in freelance costs.

Sales and Marketing Expenses

Sales and marketing expenses during the year ended March 31, 2011 were $1.5 million versus $2.7 million for the year ended March 31, 2010, a decrease of $1.2 million.  The 47% decrease primarily reflects the cessation of utilization of advertising credits in the prior year.

Information Technology Support Expenses

Information technology support expenses during the year ended March 31, 2011 remained flat from one year ago at approximately $0.9 million.

General and Administrative Expenses

General and administrative expenses during the year ended March 31, 2011 were $1.3 million versus $1.6 million for the year ended March 31, 2010, a decrease of $0.3 million.  The 17% decrease was primarily attributed to lower stock-based compensation expenses, executive bonuses, consulting fees and bad debt expenses.

Separation Expenses

Separation expenses were nil for the years ended March 31, 2011 and March 31, 2010.

Interest Expense

Interest expense for the year ended March 31, 2011 increased slightly to approximately $0.3 million from $0.2 million one year ago, due to higher accrued interest costs for Salon’s bank debt and convertible promissory notes.

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

Interest Expense

Interest expense for the year ended March 31, 2010 remained flat at approximately $0.2 million from one year ago which consisted primarily of accrued interest costs for Salon’s outstanding debts and financial obligations, including bank debt, several convertible promissory notes, and computer equipment capital leases.

Liquidity and Capital Resources

Net cash used in operations was $2.0 million for the year ended March 31, 2011, $2.6 million for the year ended March 31, 2010, and $2.4 million for the year ended March 31, 2009.  The principal use of cash during the years ended March 31, 2011, March 31, 2010 and March 31, 2009 was to meet its operating deficits.

Net cash used in investing activities was immaterial for the years ended March 31, 2011 and March 31, 2010.  Net cash used in investing activities for the year ended March 31, 2009 was $0.3 million to fund the acquisition of computer equipment and internal software development.

For the year ended March 31, 2011, net cash provided from financing activities was $2.2 million, consisting primarily of long-term borrowings from related parties.  For the year ended March 31, 2010, net cash provided from financing activities was $2.5 million, consisting primarily of long-term borrowings from related parties.  For the year ended March 31, 2009, net cash provided from financing activities was $2.2 million, which included $2.0 million in convertible notes and $0.2 million in related party advances.

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

As of March 31, 2011, Salon has five outstanding capital leases on computer equipment and does not anticipate entering into similar debt instruments during its year ending March 31, 2012.  The following summarizes Salon’s contractual obligations as of March 31, 2011, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,249	$480	$769	$-	$-
Capital leases	4	4	-	-	-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	148	148	-	-	-
Related party advances	5,055	5,055
Convertible notes principal	2,889	1,733	1,156	-	-
Convertible notes interest	839	766	73	-	-
Total	$11,184	$9,186	$1,998	$-	$-

Capital requirements

Salon has a history of significant losses and expects to incur a net loss from operations for its year ending March 31, 2012.  Because of past losses, an anticipated loss next year and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for the years ended March 31, 2011, March 31, 2010 and March 31, 2009 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern.  During the last three years, Salon has relied on cash from bank debt, the issuance of convertible notes and preferred stock, and related party advances to meet its cash requirements.

 Based on current cash projections for next year, which contemplate a smaller operating loss, positive cash flow generation in the second half of the year, and takes into account $0.4 million in related party advances  received subsequent to year end, Salon estimates it will require approximately $1.5-$2.0 million in additional funding to meet its operating needs. During fiscal 2010, in the face of reduced revenues resulting from the recession’s impact on advertising budgets, the Company implemented significant organizational changes that lowered its breakeven level. Additional cost savings achieved in fiscal 2011 have further reduced fixed costs. However, if planned revenues are less than expected, then Salon will not meet its operating targets and the projected cash shortfall may be higher.  Salon is in discussions with potential investors, including related parties, to obtain additional funding, and has engaged an investment banker to facilitate these efforts. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million, plus accrued interest, at a rate of prime less 0.25% which will subject Salon to interest rate risk. The line of credit has been fully drawn as of March 31, 2011 and 2010, and is guaranteed by Salon’s Chairman.    Rates remained at a constant level throughout most of fiscal 2011.  Salon feels that the impact of the risk of future rate increases will not have a material impact.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Salon Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Salon Media Group, Inc. and its subsidiaries (“the Company”) as of March 31, 2011 and 2010, and  the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended March 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salon Media Group, Inc. and its subsidiaries as of March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $108.4 million at March 31, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
June 29, 2011

SALON MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$386	$216
Accounts receivable, net of allowance of $57 and $55	728	706
Prepaid expenses and other current assets	73	58
Total current assets	1,187	980

Property and equipment, net	127	299
Other assets, principally deposits	122	148
Goodwill	200	200
Total assets	$1,636	$1,627
Liabilities and Stockholders’ Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Advances from related parties	5,055	2,800
Convertible notes	1,733	-
Accounts payable and accrued liabilities	1,237	1,299
Deferred revenue	233	338
Total current liabilities	9,258	5,437

Convertible notes payable, less current portion	1,156	2,687
Deferred rent	224	343
Total liabilities	10,638	8,467
Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 9,404 shares issued and outstanding at March 31, 2011 and 9,467 shares issued and outstanding at March 31, 2010 (liquidation value of $25,356 at
March 31, 2011 and $25,057 at March 31, 2010)	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized, 3,282,576 shares issued and outstanding at March 31, 2011 and 2,437,956 shares
issued and outstanding at March 31, 2010	3	2
Additional paid-in capital	99,426	99,005
Accumulated deficit	(108,431)	(105,847)
Total stockholders’ deficit	(9,002)	(6,840)
Total liabilities and stockholders’ deficit	$1,636	$1,627

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,
	2011	2010	2009

Net revenues	$4,573	$4,291	$6,874

Operating expenses:
Production and content	3,182	3,698	5,314
Sales and marketing	1,463	2,738	2,925
Information technology support	914	861	763
General and administrative	1,343	1,613	1,746
Separation expenses	-	-	631
Total operating expenses	6,902	8,910	11,379

Loss from operations	(2,329)	(4,619)	(4,505)

Interest expense	(255)	(242)	(194)
Net loss attributable to common stockholders	$(2,584)	$(4,861)	$(4,699)

Basic and diluted net loss per share attributable to
common stockholders	$(0.84)	$(2.30)	$(2.34)

Weighted average shares used in computing basic
and diluted net loss per share attributable
to common stockholders	3,086	2,116	2,008

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except Preferred Stock Shares)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2008	9,475	$-	1,940	$2	$97,302	$(96,287)	$1,017

Shares issued under employee stock plans	-	-	63	-	1	-	1
Preferred stock converted to common stock	(8)	-	18	-	-	-	-
Share-based compensation	-	-	-	-	1,261	-	1,261
Net loss	-	-	-	-	-	(4,699)	(4,699)

Balance, March 31, 2009	9,467	-	2,021	2	98,564	(100,986)	(2,420)

Shares issued under restricted stock plans	-	-	526	-	-	-	-
Shares of common stock cancelled	-	-	(109)	-	-	-	-
Share-based compensation	-	-	-	-	441	-	441
Net loss	-	-	-	-	-	(4,861)	(4,861)

Balance, March 31, 2010	9,467	-	2,438	2	99,005	(105,847)	(6,840)

Preferred shares surrendered	(63)	-	-	-	-	-	-
Shares issued under restricted stock plans	-	-	845	1	126	-	127
Share-based compensation	-	-	-	-	295	-	295
Net loss	-	-	-	-	-	(2,584)	(2,584)

Balance, March 31, 2011	9,404	$-	3,283	$3	$99,426	$(108,431)	$(9,002)

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(2,584)	$(4,861)	$(4,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	2	1	4
Share-based compensation	295	379	1,025
Depreciation and amortization	207	227	210
Prepaid advertising rights usage	-	1,225	906
Changes in assets and liabilities:
Accounts receivable	(22)	180	(22)
Prepaid expenses, other current assets and other assets	11	(3)	(12)
Accounts payable, accrued liabilities and deferred rent	152	391	410
Deferred revenue	(105)	(132)	(235)
Net cash used in operating activities	(2,044)	(2,593)	(2,413)
Cash flows from investing activities:
Purchase of property and equipment	(37)	(82)	(247)
Net cash used in investing activities	(37)	(82)	(247)

Cash flows from financing activities:
Proceeds from short-term borrowings and advances	2,255	2,550	250
Proceeds from long-term borrowings	-	-	2,000
Capital lease payments	(4)	(30)	(38)
Proceeds from issuance of common stock, net	-	-	1
Net cash provided by financing activities	2,251	2,520	2,213
Net (decrease) increase in cash	170	(155)	(447)
Cash at beginning of year	216	371	818
Cash at end of year	$386	$216	$371

Amount paid for interest	$3	$9	$12
Supplemental schedule of non-cash investing and financing activities:
Property and equipment purchased with capital lease	$-	$-	$12
Conversion of accrued interest for convertible notes payable	$202	$187	$-

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 1.  The Company

Salon Media Group, Inc (“Salon” or “the Company”) is an Internet media company that produces a content Website with various subject-specific sections, which includes an online community and a social network.  The Website also allows for audio downloads and video clips.  Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999.  Salon operates in one business segment.

Note 2.  Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at March 31, 2011 of $108,431.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2012.  During the last three years, Salon has relied on cash from the issuance of bank debt, convertible notes and preferred stock, and related-party advances to meet its cash requirements.  Based on current cash projections for next year, which contemplate a smaller operating loss, positive cash flow generation in the second half of the year, and takes into account $0.4 million in related party advances received subsequent to year end, Salon estimates it will require between $1.5-$2.0 million in additional funding to meet its operating needs. During fiscal year 2010, in the face of reduced revenues resulting from the recession’s impact on advertising budgets, the Company implemented significant organizational changes which lowered its breakeven level. Additional cost savings achieved in fiscal 2011 have further reduced fixed costs. However, if planned revenues are less than expected, then we will not meet our operating targets and our projected cash shortfall may be higher.  Salon is in discussions with potential investors, including related parties, to obtain additional funding, and has engaged an investment banker to facilitate these efforts. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit with banks and investments that are readily convertible into cash and have original maturities of three months or less. There were no cash equivalents at March 31, 2011 and 2010.

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

Prepaid advertising rights

Prepaid advertising rights are carried at cost less accumulated amortization, with amortization commensurate to the usage of such rights.  All remaining credits were utilized prior to their expiration during fiscal 2010.

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

Software development costs

Information technology support expenses to develop new product offerings for internal use, such as Open Salon, are capitalized as software development costs.  Salon has capitalized $95 of expenditures through March 31, 2009, the unamortized portion of which is included with property and equipment.  No expenses were capitalized in fiscal years 2011 and 2010.

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

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources.  There were no differences between the net loss for the years ended March 31, 2011, 2010 and 2009 and comprehensive loss for those periods.

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

Net loss per share

Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Year Ended March 31,
	2011	2010	2009
Numerator:
Net loss attributable to common stockholders	$(2,584)	$(4,861)	$(4,699)

Denominator:
Weighted average shares used in
computing basic and diluted net loss per
share attributable to common stockholders	3,086,000	2,116,000	2,008,000

Basic and diluted net loss per share attributable
to common stockholders	$(0.84)	$(2.30)	$(2.34)

Antidilutive securities including options,
warrants and convertible notes and preferred
stock not included in loss per share calculation	18,142,000	18,238,000	15,518,000

Financial instruments

The carrying amounts of Salon’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities.  Fair value of capital lease obligations, if any, approximates carrying value since they bear interest at current market rates. The fair value of long- term convertible notes and advances approximates fair value, based on borrowing rates currently available to the Company for loans with similar terms.

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

Concentrations of credit risk

Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral.  Salon provides an allowance for credit losses that it periodically adjusts to reflect management’s expectations of future losses.    Three customers accounted for approximately 46% of trade accounts receivable at March 31, 2011. Two customers accounted for approximately 31% of trade accounts receivable at March 31, 2010. One customer accounted for more than 10% of total revenue for fiscal year ended March 31, 2011.  No customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2010 and 2009, respectively.

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

Note 3. Goodwill

In accordance with ASC 360, Goodwill is not amortized but is tested for impairment annually during the Company’s fourth quarter, or when events and circumstance occur indicating that the asset might be impaired.  The carrying value of goodwill at March 31, 2011 and March 31, 2010 was $200 and was not found to be impaired.

Note 4. Property and Equipment

	Year Ended March 31,
	2011	2010
Property and equipment, net
Computer hardware and software	$1,404	$1,396
Leasehold improvements	82	82
Furniture and office equipment	273	279
	1,759	1,757
Less accumulated depreciation and amortization	(1,632)	(1,458)
	$127	$299

Depreciation and amortization expense for the years ended March 31, 2011, 2010 and 2009 was $207, $227, and $210 respectively.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 5.  Borrowing Agreements

Short-term borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%.  The agreement is guaranteed in its entirety by Salon’s Chairman.  The line of credit has been fully drawn as of March 31, 2011 and 2010.  Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.  Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of March 31, 2011, and 2010, accrued interest on bank debt totals $148 and $113, respectively.  During the fiscal years ending March 31, 2011 and 2010, the weighted average interest rate on the Company’s short-term borrowings was 3%.

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

On April 4, 2009, Salon issued to each of its Chairman and the father of Salon’s then CEO a convertible promissory interest note in exchange for loans with a principal amount of $38, an aggregate of $75.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

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

On October 31, 2009, Salon issued to each of its Chairman and the father of Salon’s former CEO and current Director a convertible promissory interest note in exchange for loans with a principal amount of $38, an aggregate of $75.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

On April 4, 2010, Salon issued to each of its Chairman and the father of Salon’s former CEO and current Director a convertible promissory interest note in exchange for loans with a principal amount of $40, an aggregate of $81.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

On May 15, 2010, Salon issued to another investor a convertible promissory interest note in exchange for loans with a principal amount of $40.  The note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  The note issued on May 15, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

On October 31, 2010, Salon issued to each of its Chairman and the father of Salon’s former CEO and current Director a convertible promissory interest note in exchange for loans with a principal amount of $40, an aggregate of $81.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

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

As of March 31, 2011 and 2010, convertible notes payable totaled $2,889 and $2,687, inclusive of $389 and $187, respectively, in notes issued as payment in kind of accrued interest thereon. As of March 31, 2011 and 2010, related parties hold $2,311 and $2,150 of such notes and aggregate related party interest expense totaled $170 and $149, respectively.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Related Party Advances

As of March 31, 2011 and 2010, the Company has received $5.1 million and $2.8 million in unsecured, interest-free cash advances, including $3.2 million and $1.8 million from the Company’s Chairman and $1.9 million and $1 million, respectively, from the father of Salon’s former CEO.  Subsequent to year end, each advanced an additional $175, to be used for working capital.  This debt is payable on demand, and is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

Note 6. Accounts Payable and Accrued Liabilities

	Year Ended March 31,
	2011	2010
Accounts payable and accrued liabilities
Accounts payable	$337	$343
Salaries and wages payable	230	409
Accrued services	22	33
Capital lease, current portion	4	31
Accrued Interest	308	265
Other accrued expenses	336	218
	$1,237	$1,299

Note 7.  401(k) Savings Plan

Salon’s 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms.  Participants may contribute from 1% to 20% of compensation, subject to statutory limitations.  Employer matching contributions are discretionary based on a certain percentage of a participant’s contributions as determined by management of Salon.  Salon has not made any discretionary contributions to the 401(k) Plan through March 31, 2011.

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

As of March 31, 2011, Salon has approximately 1,355,000 shares authorized to be issued under the 2004 Plan of which approximately 866,000 shares remain available for future grant.

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

Stock based compensation expense recognized for the years ended March 31, 2011, 2010 and 2009 was $295, $379 and $1,025, which consisted of stock-based compensation expense related to stock options and restricted stock.

As of March 31, 2011, the aggregate stock compensation remaining to be amortized to expenses was $335. Salon expects this stock compensation balance to be amortized as follows: $198 during fiscal 2012; $111 during fiscal 2013; $24 during fiscal 2014 and $2 during fiscal 2015.  The expected amortization reflects only outstanding stock option awards as of March 31, 2011.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

No amounts were recorded relating to excess tax benefits from the exercise of stock-based compensation awards during the year ended March 31, 2011, and as a result there were no differences in net cash used in operating and financing activities due to the implementation of ASC 718.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Year Ended March 31,
	2011	2010	2009
Risk-free interest rates	1.25 – 1.70%	1.52 – 2.05%	1.30 – 3.09%
Expected lives (in years)	4	4	4
Expected volatility	254 – 279%	156 – 209%	92 – 163%
Dividend yield	0.0%	0.0%	0.0%

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

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

The following table summarizes activity under Salon’s plans for the years ended March 31, 2009, 2010 and 2011:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsice Value

Outstanding as of April 1, 2008	2,530,000	$4,02		$320,000
Granted	670,000	$0.38
Exercised	(1,000)	$1.05
Expired or forfeited	(759,000)	$1.87
Outstanding at March 31, 2009	2,440,000	$0.35		$123,000
Exercisable at March 31, 2009	1,377,000	$0.36
Vested and expected to vest at March 31, 2009	1,370,000	$0.35		$67,000

Outstanding as of April 1, 2009	2,440,000	$.035		$0
Granted	3.391,000	$0.15
Exercised	-	-
Expired or forfeited	(321,000)	$0.39
Outstanding at March 31, 2010	5,510,000	$0.23	8.2	$0
Exercisable at March 31, 2010	1,937,000	$0.31		$0
Vested and expected to vest at March 31, 2010	3,391,000	$0.22	8.8	$0

Outstanding as of April 1, 2010	5,510,000	$0.23		$0
Granted	304,000	$0.11
Exercised	-	-
Expired or forfeited	(442,000)	$0.20
Outstanding at March 31, 2011	5,372,000	$0.23	7.3	$1,459
Exercisable at March 31, 2011	3,280,000	$0.26	6.6	$799
Vested and Expected to vest at March 31, 2011	3,394,000	$0.20	8.1	$1,019

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

The following table summarizes information about stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.08 - $0.12	1,864,000	8.7	$0.12	862,000	$0.12
$0.16 - $0.20	1,492,000	8.1	$0.20	703,000	$0.20
$0.29 - $0.35	2,013,000	5.5	$0.35	1,712,000	$0.35
$5.20 - $5.20	3,000	4.1	$5.20	3,000	$5.20
	5,372,000	7.3	$0.23	3,280,000	$0.26

The weighted average fair value per share of the stock option awards in the year ended March 31, 2011, 2010 and 2009 was $0.11, $0.14, and $0.41, respectively.  The weighted average fair value of options vested during the year ended March 31, 2011, 2010 and 2009 was $0.31, $0.33 and $0.63 per share, respectively.

The total intrinsic value of options exercised during the year ended March 31, 2011, 2010 and 2009 were nil as none were exercised.

Note 9.  Commitments and Contingencies

Salon has operating lease agreements for its office space in San Francisco, CA that expires in February 2014, and for its office in Manhattan Beach, CA that expires in August 2011. In addition, Salon’s operating lease for its office space in New York was signed for the period June 2008 through August 2011.  Rent expense under operating lease agreements was $463, $488, and $457 for the years ended March 31, 2011, 2010, and 2009 respectively.

Salon has five capital leases as of March 31, 2011.  Total future minimum payments under operating and capital leases, short-term borrowing and convertible notes in effect at March 31, 2011 are as follows:

	Payments Due By Period
	Total	Year 1	Year 2	Year 3	Year 4
Operating leases	$1,249	$480	$397	$372	$-
Capital leases	4	4	-	-	-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	148	148	-	-	-
Related party advances	5,055	5,055	-	-	-
Convertible notes principal	2,889	1,733	1,156	-	-
Convertible notes interest	839	766	73	-	-
Total	$11,184	$9,186	$1,998	$372	$-

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

Salon has entered into employment agreements with certain key executives under which severance payments in the aggregate amount of approximately $147 would become due and payable in the event of their termination for other than cause or as a result of a change in control.

Note 10. Income Taxes

Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurred operating losses.  At March 31, 2011, Salon has net operating loss carry-forwards of $79,739 and $25,170 for Federal and California purposes, respectively, available to reduce future taxable income, if any.  During the year ended March 31, 2011, $7,090 of California net operating loss carry-forwards expired and additional $2,094 is due to expire as of March 31, 2012, with the balance expiring over time thereafter if not utilized beforehand.  The federal net operating loss carry-forwards begin to expire on March 31, 2016 if not utilized beforehand.

At March 31, 2011, Salon has research and development credit carry-forwards of $12 and $9 for Federal and California income tax purposes, respectively.  The research and development credit carry-forwards expire beginning in the year ended March 31, 2012, and the California credits carry forward indefinitely.

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

Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31,
	2011	2010
Net operating losses	$28,580	$28,950
Other	512	640
Total deferred tax assets	29,092	29,591
Valuation allowance	(29,092)	(29,591)
Net deferred tax asset	$-	$-

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets.  The difference between Salon’s effective income tax rate and the federal statutory (34%) rate is as follows:

	Year Ended March 31,
	2011	2010	2009
Statutory tax benefit	$(879)	$(1,610)	$(1,598)
State taxes, net of federal benefit	(151)	(276)	(274)
Permanent differences	93	179	230
Other	436	128	81
Total	(499)	(1,579)	(1,561)
Change in valuation allowance	499	1,579	1,561
	$-	$-	$-

Note 11. Preferred Stock

During the year ended March 31, 2009, eight shares of Series A preferred stock were converted to 17,671 shares of common stock. Salon received no cash proceeds from the transaction.

During the year ended March 31, 2011, sixty-three shares of Series A preferred stock were surrendered by one stockholder in a non-cash transaction.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Following the above transactions and the 20:1 reverse stock split of November 15, 2006, the conversion rate and common equivalent shares of Salon’s preferred stock is as follows as of March 31, 2011:

		Per share		Common
Preferred Stock	Shares Outstanding	Purchase Price	Conversion Rate	Equivalent Shares
Series A	612	$4,000	1.792	1,366,275
Series B	125	$4,000	1.483	337,251
Series C	6,582	$800	0.786	6,699,471
Series D-1	417	$1,200	1.690	296,031
Series D-2	417	$1,200	1.953	256,260
Series D-3
Issued on 12/21/05	209	$1,200	1.690	148,371
Issued on 07/27/06	208	$1,200	2.164	115,363
Series D-4
Issued on 07/27/06	42	$1,200	2.164	23,294
Issued on 09/21/06	333	$1,200	1.571	254,331
Issued on 12/18/06	42	$1,200	0.890	56,636
Series D-5
Issued on 12/18/06	125	$1,200	0.890	168,561
Issued on 11/19/07	292	$1,200	1.407	249,121
Total	9,404			9,970,965

The Series A, B, C and D preferred stock conversion rate is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon stock issuances.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of March 31, 2011, no dividend has been declared to the holders of preferred stock.

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

If, after payment has been made to the holders of common stock and holders of preferred stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and the holders of Series C preferred stock, based on the number of shares of common stock then held by them and issuable upon conversion of the Series C preferred stock then held by them.  Based on available information, Salon estimates that the holders of Series C preferred stock hold approximately 92% of this group of stockholders.

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

Neither the Series A, B, C or D preferred stock, nor the underlying shares of common stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

Note 12. Subsequent Events

Following year end, through June 1, 2011, the Company has received $0.4 million in unsecured, interest-free cash advances from the Company’s Chairman and the father of Salon’s former CEO. This debt is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

Note 14. Selected Quarterly Financial Data (unaudited)
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011:
Net revenues	$1,154	$1,367	$962	$1,090
Net loss attributable to
common stockholders	$(817)	$(523)	$(724)	$(520)
Basic and diluted net loss per share
attributable to common stockholders	$(0.33)	$(0.16)	$(0.22)	$(0.16)
Basic and diluted shares used in per share calculation	2,494	3,283	3,283	3,283

2010:
Net revenues	$989	$1,025	$1,413	$864
Net loss attributable to
common stockholders	$(1,255)	$(1,079)	$(1,701)	$(826)
Basic and diluted net loss per share
attributable to common stockholders	$(0.62)	$(0.53)	$(0.85)	$(0.34)
Basic and diluted shares used in per share calculation	2,021	2,021	1,996	2,407

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (March 31, 2011), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines as set forth in Securities and Exchange Commission Release no. 33-8810, Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

Salon’s executive officers and directors as of May 31, 2011 are as follows:

Name	Age	Position
Richard Gingras	59	Chief Executive Officer, Director
Norman Blashka	57	Executive Vice President and Chief Financial Officer
Kerry Lauerman	42	Editor-in-Chief
Benjamin Zagorski	31	Vice President Sales
Deepak Desai (1,3)	52	Director
Robert Ellis (1)	75	Director
Elizabeth Hambrecht	48	Director
George Hirsch(1)	76	Director
James Rosenfield (2)	82	Director
David Talbot	59	Director
John Warnock(2)	70	Chairman of the Board, Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Audit Committee financial expert

Richard Gingras was appointed Chief Executive Officer and a Director in May 2009.  He has resigned, effective July 8, 2011.  Prior to joining Salon, he worked as an advisor to various technology startups and also served as an advisor on media product strategy to the senior team at Google from November 2007 through December 2008.  From June 2002 through July 2007 he was founder, CEO and Chairman of Goodmail Systems and continued as Chairman through October 2008.  From September 2000 through June 2002, he was an advisor to various technology startups including Audiomill (merged into Real Networks, April 2002), technology incubator ChanceTechAV, web applications platform provider Laszlo Systems, custom book publisher MyPublisher, and broadband applications platform developer Sugar Media. From January 1996 through January 1999, he was the founding Vice President, Programming of @Home Network and following that company’s acquisition of Excite became Senior Vice President and General Manager of Excite@Home's consumer portal division through September 2000. In late 1995 he assembled the seed financing for Salon.com and served as an informal advisor to the Company. From September 1993 to January 1996 he was Group Product Manager, Online Services at Apple Computer. From the spring of 1992 through July 1993 he was Group Product Manager at the Peter Norton Computing division of Symantec Corporation.  From September 1987 through May 1993 he was Chief Executive Officer of MediaWorks, Inc.  Mr. Gingras holds a Bachelor of Arts degree in English from Boston College.

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

Kerry Lauerman was appointed Editor-in-Chief in November 2010.  From January 2000 to November 2010, he held a number of senior positions in the company, including Executive Editor, Culture Editor and Washington Bureau Chief. Mr. Lauerman also founded and launched Salon's blog network, Open Salon, in 2008. Prior to joining Salon, Mr. Lauerman held editing jobs for ten years with The New York Times Magazine, Mother Jones, Forbes and the Owensboro (Ky.) Messenger-Inquirer. Mr. Lauerman holds a Bachelor of Arts in both English and Journalism from the University of Indiana Bloomington.

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

Deepak Desai has served as a Director of Salon since September 2004.   He is currently Chief Strategy Officer at Universal HealthCare Group Inc, which he joined in May 2011. Mr. Desai joined GlobalEnglish Corporation in June 2002 as its Chief Financial Officer and from December 2005 to January 2011 he served as its President and Chief Executive Officer.  From December 2001 to May 2002, Mr. Desai was the interim Chief Financial Officer for Pointcross, Inc., and from July 2001 to October 2001, he was the interim Co-Chief Executive Officer of Yesasia.com Ltd.  From August 1999 to June 2001, Mr. Desai was the Chief Financial Officer of Asiacontent.com Ltd.  From July 1987 to July 1999, Mr. Desai held various positions with Time Warner, Inc., including General Manager and Chief Financial Officer with Time Life Asia, Associate Business Manager, Financial Manager and Assistant Business Manager with Time Inc. and Senior Auditor with Time Warner Inc.  Mr. Desai is a Certified Public Accountant, received a Bachelor of Commerce in Accounting from the University of Bombay, India and an M.B.A. with a Finance emphasis from the Wharton School of Business of the University of Pennsylvania.

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

Elizabeth Hambrecht has served as Director of Salon since 2003, as well as Chief Executive Office from September 2008 until May 2009.  She also previously served as Salon’s Chief Executive Officer from February 2005 until September 2007 and was Salon’s President from October 2003 until September 2007. From May 2003 through February 2005 she also served as Salon’s Chief Financial Officer and Secretary.  From 1999 to March 2003, she was co-founder and Director of Asiacontent.com, an online media company focused on Asian markets. From 1997 to 2000 she was co-founder, Chief Financial Officer and Director of Boom.com, a Hong Kong-based online stock trading company.  From 1992 to 1995 she was Executive Director at Goldman Sachs (Hong Kong) Ltd.  From 1987 to 1992 she was Assistant Director at Barings Securities (Hong Kong) Ltd.  Ms. Hambrecht holds a Bachelor of Arts degree in History from Vassar College.  She sits on the Board of Trustees of the San Francisco Friends School, and Northern California Public Broadcasting, a public broadcast company for Northern California.

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

ITEM 11.  Executive Compensation

Executive Compensation

The following table shows, for the fiscal year ended March 31, 2011, the compensation of Salon’s (i) principal executive officer; (ii) principal financial officer; and (iii) the three most highly compensated executive officers, collectively the “Named Executive Officers”:

Summary Compensation Table

					Non-Equity
				Option	Incentive Plan
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Total ($)
Richard Gingras (2)	2011	207,000	7,500	62,667	-	277,167
Chief Executive Officer	2010	197,417	32,943	57,445	-	287,805

Norman Blashka (3)	2011	162,000	7,500	64,212	-	233,712
Executive Vice President and Chief Financial Officer	2010	169,500	46,875	83,176	-	299,551

Kerry Lauerman (4)	2011	116,667	6,575	2,022	-	125,264
Editor-in-Chief	2010	100,000	9,000	2,084	-	111,084

Joan Walsh (5)	2011	163,013	-	27,298	-	190,311
Former Editor-in-Chief	2010	194,925	46,875	65,488	-	307,288

Benjamin Zagorski (6)	2011	215,000	13,778	11,774	30,609	271,161
Vice President Sales	2010	172,370	74,166	6,497	36,539	289,572

1.
The amounts shown are the compensation costs recognized by Salon in fiscal years 2011 and 2010 for options and restricted stock awards, as determined pursuant to ASC 718 Compensation – Stock Compensation, excluding any estimates of future forfeitures.  For a discussion of the assumptions used to calculate the value of the option awards, see Note 8 of the Notes to the Consolidated Financial Statements.

2.
Mr. Gingras was appointed Chief Executive Officer in May 2009 at a base annual salary of $230,000.  In October 2009, Mr. Gingras agreed to a temporary 10% salary reduction to $207,000.  His fiscal year 2010 bonus of $32,943 was paid in stock. His reported 2010 compensation above excludes $64,000 earned for consulting services prior to May, 2009.  He has resigned, effective July 8, 2011.

3.
Mr. Blashka continues to serve as Executive Vice President and Chief Financial Officer. His contractual salary of $200,000 has undergone two temporary 10% reductions to $162,000.  Mr. Blashka’s fiscal year  2010 bonus of $46,875 was paid in stock.

4.	Mr. Kerry Lauerman was appointed Editor-in-Chief in November 2010 at a base annual salary of $140,000.

5.
Ms. Walsh relinquished her position as Editor-in-Chief in November 2010 and continues to serve as Editor-at-Large at a reduced salary.  Her prior contractual salary of $230,000 has undergone two temporary 10% reductions to $186,300.  Her fiscal year 2010 bonus of $46,875 was paid in stock.

6.	Mr. Zagorski was promoted to Vice President Sales in December, 2009 at a base annual salary of $215,000. His non-equity compensation represents sales commissions.

Grants of Plan-Based Awards in Fiscal 2011

The following table presents information on equity awards granted during the 2011 fiscal year:

GRANTS OF PLAN BASED AWARDS

		Estimated Future Payouts Under			All Other Option Awards: Number of Securities	Exercise or Base Price	Grant Date Fair Value of Stock
	Grant	Equity Incentive Plan Awards			Underlying	of Option	and Option
Name	Date	Threshold	Target	Maximum	Options	Awards (1)	Awards
Kerry Lauerman (2)	10/07/2010				100,000	$0.10	$9,900

(1)	The exercise price per share of each restricted stock and option was equal to the fair market value of Salon’s common stock on the date of grant.

(2)	100,000 shares were granted to Mr. Lauerman in connection with his promotion to Editor-in-Chief.

Profit Sharing Retirement Plan and 401(k) Savings Plan

Salon has made no contributions to its profit sharing plan nor matched employee contributions to its 401(k) plan since its inception.

Outstanding Equity Awards at Fiscal 2011 Year-End

The following table sets forth the outstanding equity awards for each Named Executive Officer as of March 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
			Equity Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price ($)	Date
Richard Gingras	649,096	(1) 767,115		0.20	05/04/2019

Norman Blashka	231,661	(3) 134,120		0.35	01/07/2018
	9,375	7,292		0.35	12/04/2018
	213,984	(4) 50,000		0.12	09/24/2019

Kerry Lauerman	500			0.35	05/03/2011
	3,500			0.35	10/24/2011
	26,000			0.35	05/16/2015
	3,300			0.35	12/07/2016
	4,687	3,646		0.35	12/04/2018
	22,500	37,500		0.12	09/24/2019
		100,000		0.10	10/07/2020

Joan Walsh	1,000			0.35	05/03/2011
	6,250			0.35	10/24/2011
	100,000			0.35	02/07/2015
	175,000			0.35	12/07/2016
	85,937	(2,5) 39,063		0.35	06/05/2018
	10,781	8,386		0.35	12/04/2018
	221,484	(4) 62,500		0.12	09/24/2019

Ben Zagorski	7,125			0.35	09/07/2016
	3,300			0.35	12/07/2016
	5,390	4,193		0.35	12/04/2018
	26,250	43,750		0.12	09/24/2019
	96,875	(6) 213,125		0.11	12/10/2019

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

Option Exercises during Fiscal Year 2011

No current Named Executive Officer exercised any option during fiscal year 2011.

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

In the event of a change in control, Mr. Gingras is entitled to the following:

(1)   Fifty percent (50%) of his then unvested equity awards shall become vested.

(2)   If his employment is terminated without cause, or he resigns for Good Reason, as defined in the underlying agreement, including a material reduction in authority or compensation or a relocation of more than fifty miles, within three (3) months before or twelve (12) months after the closing of a Change in Control, then his remaining unvested equity awards shall become vested.

(3)   The Company (or its successor in interest) will pay him an amount in cash equal to the excess, if any, of (A) 5% of the aggregate consideration (including all cash and non-cash consideration) paid or exchanged by one or more acquirers in connection with such Change in Control over (B) Executive’s Option Gains (as defined below).  For purposes of this Agreement, “Executive’s Option Gains” means the sum of (x) for stock options held by Mr. Gingras on the date of the closing of the transactions constituting a Change in Control (the “Change in Control Date”), the excess, if any, of the aggregate fair market value of the Company common stock underlying such stock options measured as of the Change in Control Date over the aggregate exercise price of such stock options plus (y) for stock options exercised by Executive prior to the Change in Control Date, the excess, if any, of the aggregate fair market value of the Company common stock underlying such stock options as of the date of each such exercise over the aggregate exercise price of such stock options.  This cash payment will be paid as soon as administratively practicable after the Change in Control Date, but in no event later than the 15th day of the third month following the end of the year in which the Change in Control occurs.

In the event Mr. Blashka’s employment is terminated for a reason other than cause, he will be entitled to a severance payment of six month’s salary and benefits  and 100% of his outstanding options shall be fully vested and exercisable.  Additionally, in the event of a change in control, all outstanding options and restricted stock become fully vested and exercisable.

In the event Mr. Lauerman is terminated for other than cause following a change of control, he will be entitled to a severance payment of four months continued salary and the immediate vesting of his unvested options.

The contracts of Messrs. Gingras and Blashka contain annual target bonus provisions of 50% of salary and 50-100% of salary, respectively.  In the event that Mr. Blashka’s employment is terminated for a reason other than cause, he will be entitled to receive an amount equal to the bonus earned through the date of termination.

If Mr. Zagorski’s employment is involuntarily terminated for a reason other than cause, after the close of a Change in Control, his then outstanding options shall be fully vested and exercisable.

Compensation of Directors

The following table details the total compensation by Salon’s non-employee directors for its 2011 fiscal year:

	Fees Earned
	or Paid in	Option
Name	Cash	Awards (1)	Total
Deepak Desai	-	$1,097	$1,097
Robert Ellis	-	$1,251	$1,251
Elizabeth Hambrecht (2)	$75,000	$14,261	$89,261
George Hirsch	-	$1,097	$1,097
James Rosenfield	-	$1,097	$1,097
David Talbot	-	$1,097	$1,097
John Warnock	-	$1,097	$1,097

(1)
On December 4, 2008, each director except for Ms. Hambrecht received an option to purchase 10,000 shares of common stock.  The grant date fair value of each stock option award was $3,150.  The exercise price per share for the grants to all of the directors was $0.35.  The amounts shown are the compensation costs recognized by Salon in fiscal year 2011 for option awards, as determined pursuant to ASC 718, excluding any estimates of future forfeitures.  For a discussion of the assumptions used to calculate the value of the option awards, see Note 8 of Notes to the Consolidated Financial Statements.

(2)
On December 4, 2008, Ms. Hambrecht received an option to purchase 10,833 shares of common stock. The grant date fair value was $3,412. The exercise price per share was $0.35. The amount shown is the compensation costs recognized by Salon in fiscal year 2011, as determined pursuant to ASC 718, excluding any estimates of future forfeitures.  From May 2009 through September 2010, Ms. Hambrecht was retained as a consultant by the Company. Her accrued and unpaid consulting fees for fiscal year 2011 were $75,000. For a discussion of the assumptions used to calculate the value of the option awards, see Note 8 of Notes to the Consolidated Financial Statements.

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

Due to insufficient cash, Salon has only been able to offer its Chief Executive Officer and President, its Editor-in-Chief, and its Executive Vice President and Chief Financial Officer a competitive base annual salary and has not previously been able to implement a non-equity incentive compensation plan, or award meaningful annual cash bonuses to these executives.  As a consequence, Salon has had to rely on stock option and restricted stock awards in lieu of cash compensation for these officers.  Cash constraints have hampered Salon in attracting new executives.  Salon has therefore had to rely on offering substantial equity awards to entice prospective new executives to join Salon.  Besides cash constraints, Salon faces challenges in hiring and retaining executives due to a relatively small pool of available executive talent in its industry, and because it competes with more established media companies and better funded upstarts.  Salon has experienced difficulties in finding and retaining suitable executives to lead its sales and technology efforts, positions in high demand.  As Salon’s brand recognition has increased, so has the demand for its trained talent.

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

Elements of Compensation

Salon provides its executive officers with a compensation package consisting of base salary, commissions for its sales executives, and benefit plan participation generally available to other employees.  Beginning in fiscal 2009, bonus plans were generally offered to named executives. In setting total compensation, the Compensation Committee considers individual and company performance, as well as current and projected cash balances.  In determining the compensation for an executive who has been with Salon for a substantial amount of time, the Compensation Committee will consider what it might cost to hire that executive’s replacement, the effect on attaining revenue and profitability goals, and the effect on the well being of Salon’s Website.

Base Salary. Salaries for Salon’s executive officers are initially set based on negotiation with the individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the industry for individuals of similar education and background. Salon also considers the individual’s experience, reputation in his or her industry and expected contributions to Salon.  Base salary is continuously evaluated to ensure it is competitive and may be adjusted from time to time if Salon believes that it is no longer competitive, to match changes to an individual’s job performance or duties, or to retain an executive.  Cost of living salary adjustments may also granted to executive officers on an ad hoc basis.  In each case, Salon takes into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, competitive salary practices, the potential impediment in reaching profitability if the executive were to leave Salon, and cash projections.  Salon has not utilized benchmarks or compensation studies in determining salary levels, but may do so in the future. In each of the last two years, executives have agreed to substantial temporary salary reductions to help reduce operating losses and cash outflows.

Bonuses and Non-Equity Incentive Plan Compensation. Certain named executives are eligible for a cash bonus.  Due to limited cash, historically no meaningful cash bonuses have been granted in the past to Salon’s Chief Executive Officer and President, Executive Vice President and Chief Financial Officer, or Editor-in-Chief. In fiscal 2011, a cash bonus of $13,778 was paid to Mr. Zagorski, the Company’s Vice President Sales, due to the Company achieving certain revenue targets.  Messrs. Gingrich and Blashka also received cash bonuses of $7,500. Mr. Lauerman received a bonus of $6,575.

In order to align corporate goals and provide incentives for its named executive officers, it is anticipated that the Compensation Committee will approve bonus plans for fiscal 2012 consistent with those implemented in fiscal 2011, and be based on meeting operating and profitability targets which increase the enterprise value of the Company.

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

The number of stock options Salon granted to executives has varied widely and irregularly.  During fiscal 2011, only Mr. Lauerman received 100,000 additional options, in connection with his promotion to Editor-in Chief.

In May 2009, the Board of Directors, subject to the approval of stockholders, increased the shares available under the 2004 Plan by 4,500,000 to fulfill its obligations to Mr. Gingras and potential future hires.  As of March 31, 2011, Salon’s stock option plan allows for the granting of approximately 866,000 shares of common stock.

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

During fiscal 2011, Mr. Blashka and Ms. Walsh each received 312,500 shares of restricted stock in lieu of a cash bonus for the prior year. Mr. Gingras likewise received 219,620 shares.

Perquisites.  Salon does not offer any perquisites to its executive officers.

Retirement and Other Benefits.  Salon has a 401(k) savings plan for its employees that allows for matching contributions and profit sharing.  Due to limited cash, Salon has never made matching or profit sharing contributions and has no intent to do so in the 2011 fiscal year. Salon does not have a deferred compensation plan for any employee.
Named Executive Officer Cash Compensation

Richard Gingras, who became CEO effective May 1, 2009, earns a base salary of $230,000.
To support the Company’s operations, Mr. Gingras agreed to a temporary ten percent salary reduction in October 2009. He received cash compensation of $207,000 in salary and $7,500 in cash bonuses during fiscal 2011.

Norman Blashka, Executive Vice President and CFO, has a contractual salary of $200,000.  To support the Company’s operations during a period of limited cash, Mr. Blashka agreed to a temporary ten percent salary reduction in January 2009, and again in September 2009. During fiscal 2011, Mr. Blashka received cash compensation of $162,000, plus a cash bonus of $7,500.

Kerry Lauerman, who was promoted to Editor-in-Chief in November 2010, earns a base salary of $140,000.  During fiscal 2011, Mr. Lauerman received cash compensation of $116,667, including a cash bonus of $6,500.

Benjamin Zagorski joined Salon on September 1, 2006, as Sales Manager at a base annual salary of $95,000.  On January 1, 2009, Mr Zagorski was promoted to Vice President Sales, at a base annual salary of $215,000.  During fiscal 2011, Mr. Zagorski received a salary of $215,000. He also earned $31,000 in commissions for meeting certain revenue targets, and earned a bonus of approximately $14,000.

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

THE COMPENSATION COMMITTEE
James Rosenfield
John Warnock
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding Equity Compensation Plans may be found in Part II, Item 5, commencing on page 21 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of June 1, 2011 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each director and nominee, (c) each executive officer named in the Summary Compensation Table, and (d) by all executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership (2)	of Class (3)
William R. Hambrecht (4)	4,059,285	73.4%
Shea Ventures LLC (5)	1,726,678	39.2%
Joan Walsh (6)	998,013	25.6%
Octavia LLC (7)	376,148	10.3%
Adobe Systems Incorporated (8)	337,265	9.3%
Robert McKay(ex-Director) (9)	314,269	8.8%
Wenner Media LLC (10)	272,886	7.7%

Executive Officers and Directors
John Warnock (11)	6,185,910	79.0%
Elizabeth Hambrecht (12)	774,467	20.6%
David Talbot (13)	275,342	7.7%
James Rosenfield (14)	44,458	1.3%
George Hirsch (15)	43,190	1.3%
Robert Ellis (16)	37,458	1.1%
Deepak Desai (17)	34,958	1.1%
Richard Gingras (18)	1,097,079	27.1%
Norman Blashka (19)	857,103	22.7%
Kerry Lauerman (20)	70,181	2.1%
Benjamin Zagorski (21)	171,405	5.0%
All executive officers and directors as a group (11 persons)	9,591,551	93.7%

(1)	The address for all beneficial owners is c/o Salon Media Group, Inc., 101 Spear Street, Suite 203, San Francisco, CA 94105.

(2)
Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(3)
Calculated on the basis of 3,282,576 shares of Common Stock outstanding as of June 1, 2011, shares of Common Stock underlying options exercisable within sixty (60) days of June 1, 2011, shares of Common Stock that a stockholder has the right to acquire upon conversion of shares of Series A, B, C, and D Preferred Stock, shares of Common Stock issuable upon the conversion of promissory notes, and currently exercisable warrants, if any, to acquire shares of Common Stock are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants, as applicable, on a stand-alone basis, without considering the ownership interest of other stockholders.

(4)
Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”) and is the Chairman and Chief Executive Officer of those entities.   The Hambrecht Entities own 35,822 shares of Common Stock. Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer, has a pecuniary ownership interest in the Hambrecht Entities.  Mr. Hambrecht individually owns 405,385 shares of Common Stock, 945,534 shares of Common Stock that Mr. Hambrecht has the right to acquire upon conversion of 50 shares of series A Preferred Stock and 378 shares of Series C Preferred Stock and 584 shares of Series D Preferred Stock. He also holds  promissory notes convertible into 1,226,257 shares of Common Stock. Includes ownership by The Sarah and William Hambrecht Foundation of 32,005 shares of Common Stock and 277,453 shares of common stock that the Foundation has the right to acquire upon conversion of 75 shares of Series A Preferred Stock and 108 shares of Series C Preferred Stock.  William Hambrecht and Elizabeth Hambrecht are Directors and have voting rights in the Sarah & William Hambrecht Foundation.  Includes ownership by HAMCO Capital Corporation, consisting of 20,782 shares of Common Stock and 172,006 shares of Common Stock that HAMCO has the right to acquire upon conversion of 127 shares of Series C Preferred Stock and 63 shares of Series D preferred stock.  Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital.  Includes ownership by Ironstone Group, Inc., consisting of 79,970 shares of Common Stock and 858,046 shares of Common Stock that Ironstone has the right to acquire upon conversion of 843 shares of Series C Preferred Stock.  Mr. Hambrecht has an ownership interest in Ironstone Group, Inc.  Mr. Hambrecht and Ms. Hambrecht disclaim beneficial ownership of the shares of Salon’s Common Stock held directly by the Hambrecht Entities, HAMCO Capital and Ironstone, other than their proportionate ownership interest.

(5)
Consists of 101,265 shares of Common Stock held by the stockholder and 988,650 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock and 697 shares of Series C preferred Stock.  Includes 78,101 shares of Common Stock of a trust, as well as 130,284 shares of Common Stock that the trust has the right to acquire upon conversion of 128 shares of Series C Preferred Stock. Includes 428,378 shares of Common Stock issuable upon conversion of  promissory notes held by the trust.  Edward Shea is the Manager of the stockholder and a Trustee of the trust, and is also a Director of Ironstone Group, Inc. described in footnote (4).

(6)	Includes 378,214 shares of Common Stock and 619,799 shares subject to options that may be exercised within sixty (60) days of June 1, 2011.

(7)
Consists of 17,805 shares of Common Stock held by the stockholder.  Includes 358,343 shares of Common Stock that the stockholder has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and 216 shares of Series C Preferred Stock.

(8)
Includes 337,265 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series B Preferred Stock. Salon’s Chairman John Warnock is the co-Chairman of the stockholder and disclaims beneficial ownership of the shares held by the stockholder.

(9)
 Consists of 4,200 shares of Common Stock held by the Robert McKay Family Partnership, 7,840 shares of Common Stock held by the McKay Investment Group and 2,921 shares of Common Stock in the Elaine McKay Family Partnership.  Includes 299,308 shares of Common Stock that the McKay Investment Group, Inc. has the right to acquire upon conversion of 62 shares of Series A Preferred Stock and that the Elaine McKay Family Partnership has the right to acquire upon conversion of 158 shares of Series C Preferred Stock.  Mr. McKay, a former Director of Salon, is the Managing Partner of all the entities.

(10)
Consists of 18,424 shares of Common Stock held by the stockholder.  Includes 254,462 shares of Common Stock that Wenner Media LLC has the right to acquire upon conversion of 250 shares of Series C Preferred Stock.   Mr. Wenner, the Chairman and President of Wenner Media LLC served as a Director of Salon until  February 2006.

(11)
Consists of 410,426 shares of Common Stock held by the Chairman of the Board of Salon. Includes 4,512,269 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock, 3,474 shares of Series C Preferred Stock, and 874 shares of Series D Preferred Stock. Includes 1,226,257 shares of Common Stock issuable upon conversion of  promissory notes.  Includes 36,958 shares subject to options that may be exercised within sixty (60) days of June 1, 2011.

(12)
Consists of 296,607 shares of Common stock held by the Director.  Includes 250,864 shares of Common Stock that the Officer has the right to acquire upon conversion of 31 shares of Series C Preferred Stock and 334 shares of Series D Preferred Stock.  Includes 226,996 shares subject to options that may be exercised within sixty (60) days of June 1, 2011.  Excludes her proportional beneficial ownership of amounts owned by the Hambrecht Entities and HAMCO Capital described in footnote (4).

(13)
Consists of 384 shares of Common Stock, of which 128 shares are held by Camille Peri, Mr. Talbot's spouse, and 256 shares held in trust for the benefit of Mr. Talbot's children.  Mr. Talbot disclaims beneficial ownership of the shares held individually by his spouse and in trust for his children. Includes 274,958 shares subject to options that may be exercised within sixty (60) days of June 1, 2011.

(14)	Includes 44,458 shares subject to options that may be exercised within sixty (60) days of June 1, 2011.

(15)	Consists of 732 shares of Common Stock held by the Director and 42,458 shares subject to options that may be exercised within sixty (60) days of June 1, 2011.

(16)	Consists of 500 shares of Common Stock held by the Director and 36,958 shares subject to options that may be exercised within sixty (60) days of June 1, 2011.

(17)	Includes 34,958 shares subject to options that may be exercised within sixty (60) days of June 1, 2011.

(18)	Includes 329,965 shares of Common Stock and 767,114 shares subject to options that may be exercised within sixty (60) days of June 1, 2011.

(19)	Includes 369,643 shares of Common Stock and 487,460 shares subject to options that may be exercised within sixty (60) days of June 1, 2011.

(20)	Includes 4,500 shares of Common Stock and 65,681 shares subject to options that may be exercised within sixty (60) days of June 1, 2011.

(21)	Includes 171,405 shares subject to options that may be exercised within sixty (60) days of June 1, 2011.

Series A Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series A Preferred Stock as of June 1, 2011 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership	of Class
William R. Hambrecht (2,5)	125	20.4%
John Warnock (3,5)	125	20.4%
Shea Ventures LLC (3)	125	20.4%
McKay Investment Group (4,)	62	10.1%
Octavia LLC (4)	62	10.1%
HVS Boxers LLC (4)	62	10.1%
All executive officers and directors as a group (1 persons)	125	20.4%

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

(2)
Includes 75 shares held by the Sarah & William Hambrecht Foundation that are convertible into 167,526 shares of Common Stock, subject to adjustment.  Also includes 50 shares held by WR Hambrecht + Co. LLC that are convertible into 111,684 shares of Common Stock, subject to adjustment.  Mr. Hambrecht is the father of Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer. Ms. Hambrecht has an ownership interest in WR Hambrecht + Co. LLC and is a Director of and has voting rights in the Sarah & William Hambrecht Foundation.

(3)	Shares held by the named stockholder are convertible into 279,210 shares of Common Stock, subject to adjustment.

(4)	Shares held by the named stockholder are convertible into 138,488 shares of Common Stock, subject to adjustment.

(5)	Current director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series A Preferred Stock.

Series B Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series B Preferred Stock as of June 1, 2011 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series B Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all executive officers and directors of Salon as a group.

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

(2)	Shares held by the named stockholder are convertible into 337,265 shares of Common Stock, subject to adjustment.

(3)
No director or Named Executive Officer beneficially owns shares of Series B Preferred Stock.  However John Warnock, Salon’s Chairman of the Board, is the Co-Chairman of the Board of Adobe Systems Inc. and disclaims beneficial ownership of the shares of Series B Preferred stock held by Adobe Systems Inc.

Series C Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series C Preferred Stock as of June 1, 2011 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series C Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership	of Class
John Warnock (2,7)	3,474	52.8%
William R. Hambrecht (3,7)	1,456	22.1%
Shea Ventures LLC (4)	825	12.5%
Elaine McKay Family Partnership (5)	158	2.4%
Elizabeth Hambrecht (6,7)	31.5%
All executive officers and directors as a group (2 persons)	3,505	53.3%

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

(2)	Shares held by the named stockholder are convertible into 3,536,005 shares of Common Stock, subject to adjustment.

(3)
Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”) and is the Chairman and Chief Executive Officer of those entities.  Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer, has an ownership interest in the Hambrecht Entities.  Includes 108 shares held by the Sarah & William Hambrecht Foundation that are convertible to 109,927 shares of Common Stock, subject to adjustment.   Mr. Hambrecht and Ms. Hambrecht are Directors and have voting rights in the Sarah & William Hambrecht Foundation.   Includes 127 shares held by HAMCO Capital that are convertible to 129,266 shares of Common Stock, subject to adjustment.  Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital.  Includes 843 shares held by Ironstone Group, Inc. that are convertible to 858,046 shares of Common Stock, subject to adjustment.  Mr. Hambrecht has an ownership interest in Ironstone Group, Inc. Mr. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation and Ironstone Group, Inc., other than his proportionate ownership interest. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by the Hambrecht Entities and HAMCO Capital Corporation, other than her proportionate ownership interest.   Excludes 825 shares held by or controlled by Edward Shea that are convertible into 839,724 shares of Common Stock, subject to adjustment mentioned under item (4).  Mr. Shea is a Director of Ironstone Group, Inc.

(4)
Includes 697 shares held by the named stockholder that are convertible into 709,440 shares of Common Stock, subject to adjustment.  Includes 128 shares owned by the E&M RP Trust that are convertible into 130,284 shares of Common Stock, subject to adjustment.

(5)
Shares held by the named stockholder are convertible into 160,820 shares of Common Stock, subject to adjustment.  Mr. McKay, Director, has an ownership interest in the Elaine McKay Family Partnership. Mr. McKay is the Managing Partner of the partnership.

(6)	Shares held by the officer are convertible into 31,553 shares of Common Stock. Stockholder is a Director of the registrant.

(7)	Current director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series C Preferred Stock.

Series D Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series D-1, D-2, D-3, D-4 and D-5 Preferred Stock (the “Series D Preferred Stock”) as of June 1, 2011 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series D Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner(1)	Ownership	of Class
John Warnock (2,6)	874	41.9%
William R. Hambrecht (3,6)	647	31.0%
Elizabeth Hambrecht (4,6)	334	16.0%
Nancy & Timothy Armstrong (5)	209	10.0%
All executive officers and directors as a group (2 persons) (6)	1,208	57.9%

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

(2)	Shares held by the named stockholder, who is the Chairman of the Board of Salon, are convertible into 697,054 shares of Common Stock, subject to adjustment.

(3)
Mr. Hambrecht is the father Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer.  Includes 584 shares held by a trust of the stockholder that are convertible to 446,104 shares of common stock, subject to adjustment.  Includes 63 shares held by HAMCO Capital Corporation that are convertible to 42,740 shares of common stock, subject to adjustment.  Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital.  Mr. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation other than his proportionate ownership interest. Ms. Hambrecht disclaims beneficial ownership of the shares held directly by HAMCO Capital Corporation other than her proportionate ownership interest.

(4)	Shares held by the Director are convertible into 219,311 shares of Common Stock, subject to adjustment.

(5)	Shares held by the named stockholder are convertible into 148,411 shares of Common Stock, subject to adjustment.

(6)	Current director or related to director. Except as indicated in the table above, no other director or Named Executive Officer beneficially owns shares of Series D Preferred Stock.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

In May 2007, Salon entered into a line of credit with Deutsche Bank Securities, Inc. for borrowings of up to $1 million plus accrued interest.  This agreement is guaranteed in its entirety by John Warnock, Salon’s Chairman. As of March 31, 2010 and March 31, 2011, the line was fully drawn.  Accrued interest thereon is $148.

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

On April 4, 2010 Salon issued to each of its Chairman and the father of Salon’s former CEO and current Director a convertible promissory interest note in exchange for loans with a principal amount of $40, an aggregate of $81.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

On May 15, 2010 Salon issued to another investor a convertible promissory interest note in exchange for loans with a principal amount of $40.  The note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  The note issued on May 15, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

On October 31, 2010 Salon issued to each of its Chairman and the father of Salon’s former CEO and current Director a convertible promissory interest note in exchange for loans with a principal amount of $40, an aggregate of $81.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

During fiscal 2011, Messrs. Warnock and Hambrecht provided working capital in the form of unsecured, interest free cash advances in the amounts of $1,140 and $1,115, respectively.  As of March 31, 2011, aggregate advances by Mr. Warnock and Mr. Hambrecht were $3,190 and $1,865, respectively.

Subsequent to year end 2011, through June 1, 2011, Messrs. Warnock and Mr. Hambrecht each provided an additional $175 to meet Salon’s working capital requirements. These unsecured, interest-free advances are exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

In May 2009, the Company entered into an advisory agreement with its director and former chief executive officer, Elizabeth Hambrecht, under which she will be compensated at the annual rate of $150,000, payable half in cash and half in Salon stock. The agreement was terminated by mutual agreement on September 30, 2010. Ms. Hambrecht earned $75,000 under this agreement during fiscal 2011.

Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons

Salon has primarily relied on cash infusion from related persons to meet cash operating needs from the year ended March 31, 2003 through the year ended March 31, 2011. During this period of inadequate cash, the Board of Directors approved related person transactions after full disclosure of the interests of related parties.  Subsequent to March 31, 2007, Salon’s Audit Committee separately, or in conjunction with the full Board, excluding those related parties involved in such transactions reviewed, approved and/or ratified all related party transactions, as the Audit Committee is empowered to do under Salon's Audit Committee Charter.

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

ITEM 14.  Principal Accountant Fees and Services

Burr Pilger Mayer, Inc. is Salon’s independent registered accountant.  The aggregate audit fees billed by Burr Pilger Mayer, Inc. for year ended March 31, 2010 were $118,023 and for March 31, 2011 are estimated to be approximately $114,150.  In addition, the aggregate corporate tax filing fees for the year ended March 31, 2011 are estimated to be approximately $9,000. Fiscal year 2009 was the first year Burr Pilger Mayer, Inc. was engaged to perform corporate tax filing services.  Except for corporate tax filing services, Burr Pilger Mayer, Inc. did not perform any services for which Salon incurred fees for non-audit related fees, or other fees, nor did any other such firm.

During the year ended March 31, 2011, all audit and tax fees were pre-approved by the Audit Committee.  The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services.

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

4.1(1)	Third Amended and Restated Rights Agreement dated April 14, 1999.
4.1(8)	Fourth Amended and Restated Rights Agreement dated January 12, 2000.
4.2(1)	Second Amended and Restated Voting Agreement dated April 14, 1999.
4.2(5)	Bylaws of the Company are incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1.
4.2.1(10)	Securities Purchase Agreement dated as of August 9, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.2(10)	Securities Rights Agreement dated as of August 9, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.3(10)	Form of Common Stock Purchase Warrant dated August 9, 2001 issued by Salon Media Group, Inc.
4.2.4(11)	Securities Purchase Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.5(11)	Securities Rights Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.

4.2.6(11)	Form of Common Stock Purchase Warrant dated September 13, 2001 issued by Salon Media Group, Inc.
4.2.7(12)	Securities Purchase Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems Incorporated.
4.2.8(12)	Securities Rights Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems Incorporated.
4.2.9(12)	Form of Common Stock Purchase Warrant dated February 14, 2002 issued by Salon Media Group, Inc.
4.2.10(13)	Note and Warrant Purchase Agreement dated as of July 24, 2002.
4.2.11(13)	Form of Convertible Promissory Note, dated July 24, 2002 issued by Salon Media Group, Inc.
4.2.12(13)	Form of Common Stock Purchase Warrant, dated July 24, 2002 issued by Salon Media Group, Inc.
4.2.13(14)	Note dated as of October 3, 2002.
4.2.14(15)	Note and Warrant Purchase Agreement dated as of December 18, 2002.
4.2.15(15)	Form of Convertible Promissory Note, dated December 18, 2002 issued by Salon Media Group, Inc.
4.2.16(15)	Form of Common Stock Purchase Warrant, dated December 18, 2002 issued by Salon Media Group, Inc.
4.2.17(16)	Note and Warrant Purchase Agreement dated as of January 26, 2003.
4.2.18(16)	Form of Convertible Promissory Note, dated January 26, 2003 issued by Salon Media Group, Inc.
4.2.19(16)	Form of Common Stock Purchase Warrant, dated January 26, 2003 issued by Salon Media Group, Inc.
4.2.20(17)	Note and Warrant Purchase Agreement dated as of February 11, 2003.
4.2.21(17)	Form of Convertible Promissory Note, dated February 11, 2003 issued by Salon Media Group, Inc.
4.2.22(17)	Form of Common Stock Purchase Warrant, dated February 11, 2003 issued by Salon Media Group, Inc.
4.2.23(18)	Form of Note and Warrant Purchase Agreement used during March 2003.
4.2.24(18)	Form of Convertible Promissory Note used during March 2003 by Salon Media Group, Inc.

4.2.25(18)	Form of Common Stock Purchase Warrant used during March 2003 by Salon Media Group, Inc.
4.2.26(19)	Note and Warrant Purchase Agreement dated April 10, 2003.
4.2.27(19)	Convertible Promissory Note dated April 10, 2003 by Salon Media Group, Inc.
4.2.28(19)	Common Stock Purchase Warrant dated April 10, 2003 by Salon Media Group, Inc.
4.2.29(20)	Note and Warrant Purchase Agreement dated April 29, 2003.
4.2.30(20)	Convertible Promissory Note dated April 29, 2003 by Salon Media Group, Inc.
4.2.31(20)	Common Stock Purchase Warrant dated April 29, 2003 by Salon Media Group, Inc.
4.2.32(21)	Note and Warrant Purchase Agreement dated May 28, 2003.
4.2.33(21)	Convertible Promissory Note dated May 28, 2003 by Salon Media Group, Inc.
4.2.34(21)	Common Stock Purchase Warrant dated May 28, 2003 by Salon Media Group, Inc.
4.2.35(22)	Note and Warrant Purchase Agreement dated June 12, 2003.
4.2.36(22)	Convertible Promissory Note dated June 12, 2003 by Salon Media Group, Inc.
4.2.37(22)	Common Stock Purchase Warrant dated June 12, 2003 by Salon Media Group, Inc.
4.2.38(23)	Note and Warrant Purchase Agreement dated June 26, 2003.
4.2.39(23)	Convertible Promissory Note dated June 26, 2003 by Salon Media Group, Inc.
4.2.40(23)	Common Stock Purchase Warrant dated June 26, 2003 by Salon Media Group, Inc.
4.2.41(25)	Note and Warrant Purchase Agreement dated July 10, 2003.
4.2.42(25)	Convertible Promissory Note dated July 10, 2003 by Salon Media Group, Inc.
4.2.43(25)	Common Stock Purchase Warrant dated July 10, 2003 by Salon Media Group, Inc.
4.2.44(26)	Note and Warrant Purchase Agreement dated July 30, 2003.
4.2.45(26)	Convertible Promissory Note dated July 30, 2003 by Salon Media Group, Inc.
4.2.46(26)	Common Stock Purchase Warrant dated July 30, 2003 by Salon Media Group, Inc.
4.2.47(27)	Note and Warrant Purchase Agreement dated September 12, 2003.
4.2.48(27)	Convertible Promissory Note dated September 12, 2003 by Salon Media Group, Inc.
4.2.49(27)	Common Stock Purchase Warrant dated September 12, 2003 by Salon Media Group, Inc.
4.2.50(28)	Note and Warrant Purchase Agreement dated September 29, 2003.
4.2.51(28)	Convertible Promissory Note dated September 29, 2003 by Salon Media Group, Inc.
4.2.52(28)	Common Stock Purchase Warrant dated September 29, 2003 by Salon Media Group, Inc.
4.2.53(28)	Note and Warrant Purchase Agreement dated October 6, 2003.
4.2.54(28)	Convertible Promissory Note dated October 6, 2003 by Salon Media Group, Inc.
4.2.55(28)	Common Stock Purchase Warrant dated October 6, 2003 by Salon Media Group, Inc.
4.2.56(29)	Note and Warrant Purchase Agreement dated October 10, 2003.
4.2.57(29)	Convertible Promissory Note dated October 10, 2003 by Salon Media Group, Inc.
4.2.58(29)	Common Stock Purchase Warrant dated October 10, 2003 by Salon Media Group, Inc.
4.2.59(30)	Note and Warrant Purchase Agreement dated October 30, 2003.
4.2.60(30)	Convertible Promissory Note dated October 30, 2003 by Salon Media Group, Inc. with Ironstone Group, Inc.

4.2.61(30)	Common Stock Purchase Warrant dated October 30, 2003 by Salon Media Group, Inc. with Ironstone Group, Inc.
4.2.62(30)	Convertible Promissory Note dated October 30, 2003 by Salon Media Group, Inc. with John Warnock.
4.2.63(30)	Common Stock Purchase Warrant dated October 30, 2003 by Salon Media Group, Inc. with John Warnock.
4.2.64(30)	Note and Warrant Purchase Agreement dated November 12, 2003.
4.2.65(30)	Convertible Promissory Note dated November 12, 2003 by Salon Media Group, Inc.
4.2.66(30)	Common Stock Purchase Warrant dated November 12, 2003 by Salon Media Group, Inc.
4.2.67(31)	Note and Warrant Purchase Agreement dated November 24, 2003.
4.2.68(31)	Convertible Promissory Note dated November 24, 2003 by Salon Media Group, Inc. and John Warnock.
4.2.69(31)	Common Stock Purchase Warrant dated November 24, 2003 by Salon Media Group, Inc. for John Warnock.
4.2.70(31)	Convertible Promissory Note dated November 24, 2003 by Salon Media Group, Inc. and HAMCO Capital Corporation.
4.2.71(31)	Common Stock Purchase Warrant dated November 24, 2003 by Salon Media Group, Inc. for HAMCO Capital Corporation.
4.2.72(32)	Note and Warrant Purchase Agreement dated December 10, 2003.
4.2.73(32)	Convertible Promissory Note dated December 10, 2003 by Salon Media Group, Inc. and Wenner Media LLC.
4.2.74(32)	Common Stock Purchase Warrant dated December 10, 2003 by Salon Media Group, Inc. for Wenner Media LLC.
4.2.75(32)	Note and Warrant Purchase Agreement dated December 11, 2003.
4.2.76(32)	Convertible Promissory Note dated December 10, 2003 by Salon Media Group, Inc. and John Warnock.
4.2.77(32)	Common Stock Purchase Warrant dated December 10, 2003 by Salon Media Group, Inc. for John Warnock.
4.2.78(36)	Securities Purchase Agreement dated as of December 30, 2003 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.79(36)	Form of Common Stock Purchase Warrant dated December 30, 2003 issued by Salon Media Group, Inc.
4.2.80(37)	Securities Purchase Agreement dated as of February 10, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.81(37)	Form of Common Stock Purchase Warrant dated February 10, 2004 issued by Salon Media Group, Inc.
4.2.82(38)	Securities Purchase Agreement dated as of June 4, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.83(38)	Form of Common Stock Purchase Warrant dated June 4, 2004 issued by Salon Media Group, Inc.
4.2.84(39)	Amendment No. 1 to Securities Purchase Agreement dated as of September 30, 2004.
4.2.85(39)	Common Stock Purchase Warrant dated September 30, 2004 issued by Salon Media Group, Inc.
4.2.86(43)	Amendment No. 2 to Securities Purchase Agreement dated as of February 2, 2005.

4.2.87(43)	Form of Common Stock Purchase Warrant dated February 2, 2005 issued by Salon Media Group, Inc.
4.2.88(45)	Amendment No. 3 to Securities Purchase Agreement dated November 9, 2005.
4.2.89(46)	Amendment No. 4 to Securities Purchase Agreement dated December 21, 2005.
4.2.90(46)	Common Stock Purchase Warrant dated December 21, 2005 issued by Salon Media Group, Inc.
4.2.91(48)	Amendment No. 5 to Securities Purchase Agreement dated July 27, 2006.
4.2.92(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to The Hambrecht 1980 Revocable Trust.
4.2.93(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.94(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.95(49)	Amendment No. 6 to Securities Purchase Agreement dated September 21, 2006.
4.2.96(49)	Common Stock Purchase Warrant dated September 21, 2006 issued by Salon Media Group, Inc. to The Hambrecht 1980 Revocable Trust.
4.2.97(49)	Common Stock Purchase Warrant dated September 21, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.98(50)	Amendment No. 7 to Securities Purchase Agreement dated December 18, 2006.
4.2.99(50)	Common Stock Purchase Warrant dated December 18, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.100(50)	Common Stock Purchase Warrant dated December 18, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.101(52)	Amendment No.8 to Securities Purchase Agreement dated November 19, 2007
4.2.102(52)	Common Stock Purchase warrant dated November 19, 2007
5.0 (41)	Legal opinion filed by DLA Piper Rudnick Gray Cary US LLP dated January 14, 2005.
10.0(4)	Commercial Office Lease between Pacific Resources PCX Development, Inc. and Salon dated July 9, 1999.
10.0(6)	Rainbow Media Holdings, Inc. Stock Purchase Agreement dated December 3, 1999.
10.1(1)	1995 Stock Option Plan.
10.1(6)	Bravo Website Agreement dated January 12, 2000.
10.2(2)	1999 Employee Stock Purchase Plan.
10.2(6)	Bravo Production Agreement dated January 12, 2000.
10.3(1)	Form of Indemnity Agreement.
10.4(1)	Commercial Office Lease between T/W Associates and Salon dated June 25, 1997.
10.6(1)	Employment Agreement between Michael O’Donnell and Salon dated November 7, 1996.
10.6(9)	Employment Agreement between Robert O’Callahan and Salon dated June 26, 2000.
10.9(1)	Warrant to Purchase Stock issued to Imperial Bancorp dated December 17, 1998.
10.10(1)	Warrant to Purchase Stock issued to Imperial Bank dated April 13, 1998.
10.11(1)	Warrant to Purchase Stock issued to Imperial Bankcorp dated April 14, 1997.
10.12(1)	Warrant to Purchase Stock issued to America Online Inc. dated July 31, 1998.

10.13(1)	Warrant to Purchase Stock issued to Adobe Ventures II L.P. dated September 18, 1998.
10.14(1)	Warrant to Purchase Stock issued to ASCII Ventures dated September 18, 1998.
10.15(1)	Warrant to Purchase Stock issued to H&Q Salon Investors, L.P. dated September 18, 1998.
10.16(2)	Warrant to Purchase Stock issued to Daiwa Securities America Inc. dated April 14, 1999.
10.17(2)	Warrant to Purchase Stock issued to ACT III Communications dated April 14, 1999.
10.18(9)	Amendment No. 2 To Anchor Tenant Agreement between America Online, Inc. and Salon.
10.19(1)	Series A Preferred Stock Purchase Agreement dated December 22, 1995.
10.20(1)	First Amendment to the Series A Preferred Stock Purchase Agreement dated August 2, 1996.
10.21(1)	Second Amendment to the Series A Preferred Stock Purchase Agreement dated February 6, 1997.
10.22(1)	Series B Preferred Stock Purchase Agreement dated November 28, 1997.
10.23(1)	Series C Preferred Stock Purchase Agreement dated September 18, 1998.
10.24(1)	Series C Preferred Stock Purchase Agreement dated April 14, 1999.
10.25(2)	Warrant to Purchase Stock issued to Chatsworth Securities LLC dated April 14, 1999.
10.26(24)	Amended Office Lease between Salon’s San Francisco landlord and Salon dated June 24, 2003.
10.27(33)	Amended Office Lease between Salon’s San Francisco landlord and Salon dated December 31, 2003.
10.28(42)	Office Lease between BRE/Rincon II Leasehold L.L.C. and Salon Media Group, Inc. dated January 13, 2005.
10.29 (44)	Salon Media Group, Inc. 2004 Stock Plan.
10.30 (44)	Form of the Salon Media Group, Inc. Notice of Grant of Stock Option and Stock Option Agreement.
10.31(44)	Salon Media Group, Inc. Non-Plan Stock Option Agreement with David Talbot dated February 7, 2005
10.32(47)	Employment Agreement with Christopher Neimeth dated June 5, 2006
10.33(47)	Salon Media Group, Inc. Non-Plan Stock Option Agreement with Christopher Neimeth dated June 6, 2006
10.34(51)	Amendment No.1 to Neimeth Employment Agreement dated September 13, 2007
10.35(53)	Employment Agreement with Norman Blashka dated December 31, 2007
10.36(53)	Separation Agreement with Conrad Lowry dated January 9, 2008
10.37(54)	Note Purchase Agreement dated April 4, 2008
10.38(54)	Form of Convertible Promissory Note dated April 4, 2008
10.39(55)	Employment Agreement with Joan Walsh dated May 13, 2008
10.40 (56)	Separation Agreement with Christopher Neimeth dated November 12, 2008
10.41 (57)	Employment Agreement with Richard Gingras dated May1, 2009

10.42 (58)	Amendment to Employment Agreement with Joan Walsh dated November 2, 2010.
16.1 (34)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
16.2 (35)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
21.1(8)	Subsidiaries of Salon.
23.2 (41)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm dated January 13, 2005.
23.3 (41)	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm dated January 12, 2005.
23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.
24.1(1)	Power of Attorney (included on page II-5).
31.1	Certification of Richard Gingras, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
31.2	Certification of Norman Blashka, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.1	Certification of Richard Gingras, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Certification of Norman Blashka, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

Footnote	Footnote Description
1	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1 filed on April 19, 1999.
2	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on May 27, 1999.
3	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on June 18, 1999.
4	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on August 16, 1999.
5	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-8 filed on September 8, 1999.
6	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on February 14, 2000.
7	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 22, 2000.
8	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K405 filed on June 30, 2000.
9	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on November 13, 2000.
10	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on August 20, 2001.
11	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 25, 2001.

12	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on March 13, 2002.
13	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 29, 2002.
14	Incorporated by reference to the exhibit filed with Salon’s Current Report on Form 8-K filed on October 15, 2002.
15	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 30, 2002.
16	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 11, 2003.
17	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 24, 2003.
18	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on March 28, 2003.
19	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on April 22, 2003.
20	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 12, 2003.
21	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 10, 2003.
22	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 27, 2003.
23	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 11, 2003.
24	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on August 11, 2003.
25	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 25, 2003.
26	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on August 7, 2003.
27	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 29, 2003.
28	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 14, 2003.
29	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 27, 2003.
30	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 14, 2003.
31	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 9, 2003.
32	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 24, 2003.

33	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on February 6, 2004.
34	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 17, 2003.
35	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 26, 2003.
36	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 14, 2004.
37	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 25, 2004.
38	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 16, 2004.
39	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 6, 2004.
40	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 13, 2004.
41	Incorporated by reference to the exhibits filed with Salon’s Registration Statement on Form S-8 filed on January 14, 2005.
42	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 19, 2005.
43	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 4, 2005.
44	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K filed on June 29, 2005.
45	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 10, 2005.
46	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 22, 2005.
47	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 9, 2006.
48	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 31, 2006.
49	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 26, 2006.
50	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 20, 2006.
51	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 14, 2007
52	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 20, 2007

53	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 9, 2008
54	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on April 9, 2008
55	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 10-K filed on June 27, 2008
56	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 20, 2008
57	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 6, 2009
58	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 10-Q filed on February 14, 2011

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

Signature	Title	Date

/s/ Richard Gingras	Chief Executive Officer	June 29, 2011
Richard Gingras	(Principal Executive Officer)

/s/ Norman Blashka	Executive Vice President and	June 29, 2011
Norman Blashka	Chief Financial Officer
(Principal Accounting Officer)

/s/ Deepak Desai	Director	June 29, 2011
Deepak Desai

/s/ Robert Ellis	Director	June 29, 2011
Robert Ellis

/s/ Elizabeth Hambrecht	Director	June 29, 2011
Elizabeth Hambrecht

/s/ George Hirsch	Director	June 29, 2011
George Hirsch

/s/ James H. Rosenfield	Director	June 29, 2011
James H. Rosenfield

/s/ David Talbot	Director	June 29, 2011
David Talbot

/s/ John Warnock	Chairman of the Board, Director	June 29, 2011
John Warnock