Form 10-Q
period 2011-06-30
SALON MEDIA GROUP INC
filed 2011-08-12
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

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
Yes [ ]  No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 11, 2011 was 3,282,576 shares.

FORM 10-Q
SALON MEDIA GROUP, INC.

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
	June 30, 2011	March 31, 2011
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$225	$386
Accounts receivable, net	927	728
Prepaid expenses and other current assets	85	73
Total current assets	1,237	1,187
Property and equipment, net	91	127
Goodwill	200	200
Other assets	122	122
Total assets	$1,650	$1,636
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	5,655	5,055
Convertible notes payable	1,863	1,733
Accounts payable and accrued liabilities	1,218	1,237
Deferred revenues	214	233
Total current liabilities	9,950	9,258

Convertible notes payable, less current portion	1,156	1,156
Deferred rent	165	224
Total liabilities	11,271	10,638
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 9,404 shares issued and outstanding at June 30, 2011 and March 31, 2011 (liquidation value of $25,553 at June 30, 2011)	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized, 3,282,576 shares issued and outstanding at June 30, 2011 and March 31, 2011	3	3
Additional paid-in capital	99,485	99,426
Accumulated deficit	(109,109)	(108,431)
Total stockholders' deficit	(9,621)	(9,002)
Total liabilities and stockholders' deficit	$1,650	$1,636

(1) Derived from the Company’s audited consolidated financial statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2011	2010

Net revenues	$1,012	$1,154

Operating expenses:
Production and content	718	834
Sales and marketing	324	438
Information technology support	215	249
General and administrative	368	388
Total operating expenses	1,625	1,909

Loss from operations	(613)	(755)
Interest expense	(65)	(62)
Net loss	$(678)	$(817)

Basic and diluted net loss per share	$(0.21)	$(0.33)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	3,283	2,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(678)	$(817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	59
Stock-based compensation	59	80
Changes in assets and liabilities:
Accounts receivable	(199)	(176)
Prepaid expenses and other assets	(12)	2
Accounts payable, accrued liabilities and deferred rent	53	104
Deferred revenues	(19)	(31)
Net cash used in operating activities	(757)	(779)

Cash flows from investing activities:
Purchase of property and equipment	(3)	(18)
Net cash used in investing activities	(3)	(18)

Cash flows from financing activities:
Proceeds from related party advances	600	1,065
Capital lease payments	(1)	(1)
Net cash provided by financing activities	599	1,064

Net (decrease) increase in cash and cash equivalents	(161)	267
Cash and cash equivalents at beginning of period	386	216
Cash and cash equivalents at end of period	$225	$483

Supplemental schedule of non-cash financing activity:
Amount paid for interest	$-	$1
Conversion of accrued interest into convertible notes payable	$130	$121
Conversion of accrued bonus into common stock	$-	$127

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

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet data as of March 31, 2011 is derived from and should be read in conjunction with the audited consolidated financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three month period ended June 30, 2011 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2012.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at June 30, 2011 of $109,109.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2012.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2012 anticipates continued but reduced operating losses.  Salon estimates it will require between $1,000 and $1,500 in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, Salon has relied on funding from related parties, whom thus far this fiscal year provided $1.05 million in cash advances, which includes $600 for the quarter ended June 30, 2011.  The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement.  The Company is working with outside advisors in its efforts to obtain such funding, and explore strategic alternatives.  However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings, and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

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

No customer accounted for more than 10% of total revenue for the three month period ended June 30, 2011.  One customer accounted for approximately 19% of total revenue for the three month period ended June 30, 2010.  One customer accounted for 22% of total accounts receivable as of June 30, 2011.  One customer accounted for 24% of total accounts receivable as of June 30, 2010.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

There were no options granted in the quarter ended June 30, 2011. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,
	2011	2010
Risk-free interest rates	-	1.70%
Expected term (in years)	-	4
Expected volatility	-	254%
Dividend yield	-	0%

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

As of June 30, 2011, the aggregate stock compensation remaining to be amortized to expense was $288.  Salon expects this stock compensation balance to be amortized as follows: $145 during the remainder of fiscal 2012; $115 during fiscal 2013; $25 during fiscal 2014 and $3 during fiscal 2015.  The expected amortization reflects outstanding stock options awards as of June 30, 2011.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) ratified Accounting Standards Update (ASU) NO. 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 is effective  prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted.  The Company adopted this guidance effective April 1, 2011 and it did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28 (ASU 2010-28) Intangibles-Goodwill & Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 amends the goodwill impairment test to address entities with reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that, as a result of any adverse qualitative factors, goodwill impairment exists. The Company adopted this guidance effective April 1, 2011 and it did not have a material impact on the Company’s consolidated financial statements.

2.     Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination accounted for under the purchase method. Goodwill is not amortized but is tested for impairment annually during the Company’s fourth quarter, or when events and circumstance occur indicating that the asset might be impaired.

3.     Borrowing Agreements

Short-term Borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  Salon’s obligations under this agreement are guaranteed in their entirety by Salon’s Chairman.  The line of credit has been fully drawn as of June 30, 2011.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.   Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of June 30, 2011, accrued interest on short-term borrowings totals $156.  As of June 30, 2011 and 2010, the weighted-average interest rate on the Company’s short-term borrowings was 3% at each of these periods.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

During the three months ended June 30, 2011, Salon has received unsecured, interest-free cash advances totaling $600 to fund its operations, including $425 from its Chairman and $175 from the father of a Director.  During the three months ended June 30, 2010, Salon received unsecured, interest-free cash advances totaling $1.1 million to fund its operations from its Chairman.  These advances are payable on demand, and is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

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

On October 31, 2008, Salon issued to both its Chairman and the father of Salon’s  then CEO a convertible promissory note in exchange for loans with a principal amount of $500, an aggregate of $1,000, in which Salon generated gross proceeds of approximately $2,500 as of March 31, 2009.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2008 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

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

On April 4, 2011, Salon issued to both its Chairman and the father of Salon’s former CEO and current Director each a convertible promissory interest note in exchange for accrued interest with a principal amount of $43, an aggregate of $87.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2011 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

On May 15, 2011, Salon issued to another investor a convertible promissory interest note in exchange for accrued interest with a principal amount of $43.  The note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  The note issued on May 15, 2011 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

As of June 30, 2011, convertible notes payable totaled $3,019, inclusive of $519 in notes issued as payment in kind of accrued interest thereon.  Related parties hold $2,398 of such notes and aggregate related party interest totaled $237.

4.     Stock-Based Compensation

Salon has adopted certain equity incentive plans as described in Note 7, “Employee Stock Option Plan,” of the notes to consolidated financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

On May 4, 2009, the Board of Directors of Salon, subject to stockholder approval, increased the shares authorized under the 2004 Stock Option Plan by 4.5 million, from 3.2 million to 7.7 million, with such shares eligible for incentive stock options, non-qualified options, or restricted stock.

The following table summarizes activity under Salon’s plans for the three months ended June 30, 2011:

	Outstanding Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of April 1, 2011	5,372,000	$0.23
Options granted under all plans	-	-
Exercised	-	-
Expired and forfeited	(60,000)	$0.30
Outstanding at June 30, 2011	5,312,000	$0.23	$46,000
Exercisable at June 30, 2011	3,451,000	$0.26	$21,000
Expected to vest	3,432,000	$0.20	$34,000
Vested and expected to vest	4,659,822	$0.23	$31,956

No options were awarded during the three months ended June 30, 2011.  The weighted-average fair value per share of the stock option awards in the three months ended June 30, 2011 and 2010 was nil and $0.29, respectively.  Substantially all options issued prior to December 2008 were repriced to $0.35 at that time.  The weighted average fair value of options vested during the three months ended June 30, 2011 was $0.24 per share.  No options were exercised during the three months ended June 30, 2011.

Salon recognized stock based compensation expense of $59 and $80 during the three months ended June 30, 2011 and June 30, 2010, respectively.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

5.         Net Loss Per Share

Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended
	June 30
	2011	2010
Numerator
Net loss attributable to common stockholders	$(678)	$(817)

Denominator
Weighted-average shares used in computing basic and diluted net loss per share attributable to common stockholders	3,283,000	2,494,000

Basic and diluted net loss per share attributable to common stockholders	$(0.21)	$(0.33)

Antidilutive securities including options, warrants and convertible notes and preferred stock not included in net loss per share calculation	18,164,000	18,226,000

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

6.     Preferred Stock

           The conversion rate and common equivalent shares of Salon’s preferred stock as of June 30, 2011 are as follows:

		Per share		Common
Preferred Stock	Shares Outstanding	Purchase Price	Conversion Rate	Equivalent Shares
Series A	612	$4,000	1.791	1,367,010
Series B	125	4,000	1.483	337,265
Series C	6,582	800	0.786	6,699,471
Series D-1	417	1,200	1.690	296,112
Series D-2	417	1,200	1.951	256,490
Series D-3
Issued on 12/21/05	209	1,200	1.690	148,411
Issued on 07/27/06	208	1,200	2.161	115,511
Series D-4
Issued on 07/27/06	42	1,200	2.161	23,324
Issued on 09/21/06	333	1,200	1.571	254,366
Issued on 12/18/06	42	1,200	0.890	56,636
Series D-5
Issued on 12/18/06	125	1,200	0.890	168,561
Issued on 11/19/07	292	1,200	1.407	249,121
Total	9,404			9,972,278

The Series A, B, C and D preferred stock conversion rates are subject to a downward adjustment antidilution provision under certain circumstances related to subsequent Salon securities issuances. The Company determined that the accounting for such conversion features does not require bifurcation under ASC 815 and, accordingly, the requirements of ASC 815 are not applicable.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of June 30, 2011, no dividend has been declared to the holders of preferred stock.

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

The aggregate liquidation preferences of all preferred stockholders as of June 30, 2011 were $18,929 excluding the effect of undeclared dividends, and $25,553 including the effect of undeclared dividends.

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

7.     Common Stock

In June 2010, the Company issued 844,620 shares of common stock to certain executives in lieu of aggregate accrued cash bonuses of approximately $127.

8.     Subsequent Events

On July 7, 2011, the Company appointed David Talbot, a member of the Company’s Board of Directors, as interim chief executive officer (CEO) of the Company succeeding Mr. Richard Gingras who resigned from his position as the CEO and Director of the Company on June 21, 2011, effective as of July 8, 2011.  On July 26, 2011, Mr. Talbot entered into an employment agreement with the Company, dated July 22, 2011, establishing the terms and conditions of his service as Chief Executive Officer from and after July 18, 2011.

During July and August, 2011, the Company received cash advances totaling $450 from its Chairman.

Subsequent events were evaluated through the date we filed this form 10-Q, noting no other events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended June 30, 2011.

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

Overview

Salon is an online news and social networking company and an Internet publishing pioneer.  Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment.  Committed to interactivity, the Website also hosts two online communities, The Well, a subscription-based discussion forum, and Open Salon, a social network for bloggers.  In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

               Salon believes that its original, award-winning content allows Salon to attract and retain users who are more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its Website a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online.

This section and other parts of this Form 10-Q should be considered in conjunction with the audited consolidated financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Matters of interest therein include, but are not limited to, Salon’s disclosure of critical accounting policies.

Sources of Revenue

The most significant portion of Salon’s revenues is derived from advertising from the sale of promotional space on its Website.  The sale of promotional space is generally less than ninety days in duration.  Advertising units sold include “rich media” streaming advertisements, as well as traditional banner and pop-up advertisements.

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Paid subscriptions have declined from 10,900 as of March 31, 2011, to approximately 9,900 as of June 30, 2011.  Salon is planning to attempt to reverse this downward trend during the current fiscal year.

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

Interest expense includes accrued interest on Salon’s outstanding debt.

In accordance with ASC 718 “Compensation Stock Expense,” Salon’s expenses include stock-based compensation expenses related to stock option and restricted stock grants to employees, non-employee Directors and consultants. These costs are included in the various departmental expenses.
Critical Accounting Policies

           The preparation of financial statements in conformity with generally accepted accounting principles requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts.  Salon’s significant accounting policies are described in Note 2 to the consolidated financial statements of Salon’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.  Salon believes accounting policies and estimates related to revenue recognition, prepaid advertising rights and stock-based compensation are the most critical to Salon’s financial statements.  Future results may differ from current estimates if different assumptions or conditions were to prevail.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 80% and 77% of Salon’s revenues, respectively, for the three month periods ended June 30, 2011 and 2010.  The duration of the advertisements are generally short-term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Salon Premium, a pay-for-online content service, provides unrestricted access to Salon’s content with or without banners, pop-ups or site pass advertisements, and often includes free magazine subscriptions and other giveaways, as well as the ability to easily download content in text or PDF format, a convenience that enables readers to view Salon’s content when not connected to the Internet.  The subscription duration for Salon Premium is generally one year.

Salon offers The Well as a monthly subscription service for access to on-line discussion forums.  Revenue is recognized ratably over the subscription period.

Accounting for Stock-Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

Salon recognized stock-based compensation expense of $59,000 and $80,000 during the three months ended June 30, 2011 and June 30, 2010, respectively.  As of June 30, 2011, Salon had an aggregate of $288,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $145,000 during the remainder of fiscal 2012; $115,000 during fiscal 2013; $25,000 during fiscal 2014 and $3,000 during fiscal 2015.  The expected amortization reflects only outstanding stock option awards as of June 30, 2011.  Salon expects to continue to issue stock-based awards to its employees in future periods.

The full impact of stock-based compensation in the future is dependent upon, among other things, the timing of when Salon hires additional employees, the effect of new long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant and the tax benefit that Salon may or may not receive from stock-based expenses.  Additionally, stock-based compensation requires the use of an option-pricing model to determine the fair value of stock option awards.  This determination of fair value is affected by Salon’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, Salon’s expected stock price volatility over the term of the awards.

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net revenues:

Net revenues decreased 12% to $1.0 million for the three months ended June 30, 2011 from $1.2 million for the three months ended June 30, 2010.

Advertising revenues decreased 9% to $0.8 million for the three months ended June 30, 2011 from $0.9 million for the three months ended June 30, 2010.  The decrease in advertising revenues reflects the ongoing impact of a sluggish economic climate and a smaller sales force. The number of monthly unique Website visitors for the three months ended June 30, 2011 averaged 5.9 million, an 11% increase from the same period a year ago, as the Company’s efforts to drive increased traffic through its site redesign and more effective use of technology continue to bear fruit.  Salon’s ability to increase the number of monthly unique Website visitors is a significant factor in Salon’s strategy to attract additional advertisers on the Website. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Premium subscription revenues decreased 26% to $0.1 million for the three months ended June 30, 2011 from $0.2 million for the three months ended June 30, 2010.  The decline is attributable to a steady reduction in the number of active subscribers, from approximately 10,900 to 9,900 during the quarter.  Salon plans to attempt to revitalize its subscription business and reverse this downward trend.

Revenues from all other sources decreased 21% from a year ago to $0.1 million for the three months ended June 30, 2011.  Approximately 76% of this revenue was derived from The Well, an on-line discussion forum.

Production and content:

Production and content expenses decreased 14% from a year ago to $0.7 million for the three months ended June 30, 2011, compared to $0.8 million for the three months ended June 30, 2010.  The $0.1 million savings reflect reductions in compensation and freelance costs.

Sales and marketing:

Sales and marketing expenses were $0.3 million for the three months ended June 30, 2011, compared to $0.4 million for the same period one year ago.  The $0.1 million or 26% decrease is primarily attributable to savings from lower staffing and concomitant reductions in compensation, and reduced spending on public relations and market research.

Information technology support:

Information technology support expenses decreased for the three months ended June 30, 2011 by $34,000, or 14%, versus the prior year, due to lower salaries and consulting fees.

General and administrative:

General and administrative expenses decreased for the three months ended June 30, 2011 by $20,000 or 5% versus the prior year, due primarily to lower compensation costs.

Interest expense:

Interest expense for the three months ended June 30, 2011 was $65,000, compared to $62,000 for the three months ended June 30, 2010.  The increase is primarily due to higher average balances on convertible promissory notes.

Liquidity and capital resources:

Net cash used in operations was approximately $0.7 million and $0.8 million for the three months ended June 30, 2011 and June 30, 2010, respectively.  The principal uses of cash during the three months ended June 30, 2011 were to fund the $0.7 million net loss for the period, and $0.2 million increase in accounts receivable, partially offset by $0.05 million decrease in accounts payable and other liabilities, and $0.07 million in various working capital items.  The accounts receivable, net as of June 30, 2011 of $0.9 million, representing primarily advertising sales during the period, are expected to be collected within the next four months.

Net cash used in investing activities was immaterial during the three months ended June 30, 2011.

Net cash from financing activities was $0.6 million for the three months ended June 30, 2011 and $1.1 million for the three months ended June 30, 2010. Net cash for both periods primarily reflects cash advances from related parties.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2012 anticipates continued but reduced operating losses.  Salon estimates it will require between $1.0 million and $1.5 million in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current quarter and previous fiscal year, Salon has relied on funding from related parties, whom thus far this fiscal year provided $1.05 million in cash advances. The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with outside advisors in its efforts to obtain such funding. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes Salon’s contractual obligations as of June 30, 2011, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):
	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,106	$436	$670	$-	$-
Capital leases	3	3	-	-	-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	156	156	-	-	-
Related party advances	5,655	5,655	-	-	-
Convertible notes	3,019	1,863	1,156	-	-
Convertible notes interest	848	806	42	-	-
Total	$11,787	$9,919	$1,868	$-	$-

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2012.  As of June 30, 2011, Salon has $1.0 million plus accrued interest outstanding under this agreement, payable on demand.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (June 30, 2011), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Item 1A.  Risk Factors.

Factors That May Affect Salon’s Future Results and Market Price of Stock

Salon’s business faces significant risks.  The risks described below may not be the only risks Salon faces.  Additional risks that are not yet known or that are currently immaterial may also impair its business operations or have a negative impact on its stock price.  If any of the events or circumstances described in the following risks actually occurs, its business, financial condition or results of operations could suffer, and the trading price of its common stock could decline. The Risk Factors set forth below have not materially changed from those included in our Annual Report on Form 10-K for the year ended March 31, 2011.

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

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions from related parties to fund operations.  The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s former CEO and current Director, Elizabeth Hambrecht. During the current fiscal year, these related parties have contributed $1.05 million in cash advances to fund Salon’s operations.

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

Future sales of significant number of shares of Salon’s common stock by principal stockholders could cause its stock price to decline

Salon’s preferred stockholders can convert their 9,404 shares of preferred stock to approximately 10 million shares of common stock at any time.  As Salon’s common stock is normally thinly traded, if these stockholders were to convert their shares of preferred stock to common stock and sell the resulting shares, the per share price of Salon’s common stock may be adversely affected

Salon’s stock has been and will likely continue to be subjected to substantial price and volume fluctuations due to a number of factors, many of which will be beyond its control and may prevent its stockholders from reselling its common stock at a profit

The securities markets have experienced significant price and volume fluctuations.  This market volatility, as well as general economic, market or political conditions, have and may continue to reduce the market price of its common stock, regardless of its operating performance.  In addition, Salon’s stock is thinly traded and operating results could be below the expectations of public market analysts and investors, and in response, the market price of its common stock could decrease significantly.

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $25 million in potential sales proceeds as of June 30, 2011, which includes the effect of undeclared dividends of $6 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $25 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $25 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

Salon has historically lacked significant revenues and has a history of losses

Salon has a history of significant losses and expects to incur a loss from operations, based on generally accepted accounting principles, for its fiscal year ending March 31, 2012 and potentially in future years.  Once Salon attains profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2009, 2010, and 2011, included a “going-concern” audit opinion on the consolidated financial statements for those years.  The audit opinions report substantial doubt about Salon’s ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability.  As a result of the “going-concern” opinions, Salon’s stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Salon Premium memberships have been declining and are expected to continue to decline, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Premium subscriptions since its implementation in April 2002.  Salon Premium subscriptions grew from zero to a high of approximately 89,100 as of December 31, 2004.  However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 10,900 as of March 31, 2011 and to approximately 9,900 as of June 30, 2011.  Continued deterioration of subscription revenues in excess of anticipated amounts could adversely affect Salon’s operations.

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

Salon’s quarterly operating results are volatile and may adversely affect its common stock price

Salon’s future revenues and operating results, both Generally Accepted Accounting Principles (GAAP) and non GAAP, are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside Salon’s control, and any of which could severely harm Salon’s business. These factors include:

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

Our success depends on our key personnel, including our executive officers, and the loss of key personnel or the transition of key personnel, including our Chief Executive Officer, could disrupt our business

Our success greatly depends on the continued contributions of our senior management and other key sales, marketing and operations personnel.  While we have employment agreements with some key management, these employees may voluntarily terminate their employment at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel; and we do not have key person insurance policies in place for these employees. On July 18, 2011, David Talbot became our Chief Executive Officer, and while we intend to make this transition as smooth as possible, this leadership change may result in disruptions to our business or operations.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

(a)      Exhibits.

31.1	Certification of David Talbot, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Norman Blashka, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of David Talbot, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of Norman Blashka, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALON MEDIA GROUP, INC.

Dated: August 12, 2011	/s/David Talbot
David Talbot
Chief Executive Officer

Dated: August 12, 2011	/s/Norman Blashka
Norman Blashka
Executive Vice President and Chief Financial Officer