Form 10-Q
period 2011-09-30
SALON MEDIA GROUP INC
filed 2011-11-14
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

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
Yes [ ]  No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on November 9, 2011 was 3,282,576 shares.

FORM 10-Q
SALON MEDIA GROUP, INC.

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30,	March 31,
	2011	2011
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$329	$386
Accounts receivable, net	730	728
Prepaid expenses and other current assets	81	73
Total current assets	1,140	1,187
Property and equipment, net	73	127
Goodwill	200	200
Other assets	159	122
Total assets	$1,572	$1,636
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	6,380	5,055
Convertible notes payable	1,863	1,733
Accounts payable and accrued liabilities	1,327	1,237
Deferred revenues	214	233
Total current liabilities	10,784	9,258

Convertible notes payable, less current portion	1,156	1,156
Deferred rent	34	224
Total liabilities	11,974	10,638
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 9,404 shares issued and outstanding at September 30, 2011 and March 31, 2011 (liquidation value of $25,753 at September 30, 2011)	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized, 3,282,576 shares issued and outstanding at September 30, 2011 and March 31, 2011	3	3
Additional paid-in capital	99,570	99,426
Accumulated deficit	(109,975)	(108,431)
Total stockholders' deficit	(10,402)	(9,002)
Total liabilities and stockholders' deficit	$1,572	$1,636

(1)  Derived from the Company’s audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenues	$938	$1,367	$1,950	$2,521

Operating expenses:
Production and content	757	842	1,475	1,676
Sales and marketing	359	408	683	846
Information technology support	251	243	466	492
General and administrative	370	333	738	721
Total operating expenses	1,737	1,826	3,362	3,735

Loss from operations	(799)	(459)	(1,412)	(1,214)

Interest expense	(67)	(64)	(132)	(126)
Net loss	$(866)	$(523)	$(1,544)	$(1,340)

Basic and diluted net loss per share	$(0.26)	$(0.16)	$(0.47)	$(0.46)

Weighted average shares used in computing basic and diluted net loss per share	3,283	3,283	3,283	2,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,544)	$(1,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	-	1
Depreciation and amortization	60	116
Stock-based compensation	144	161
Changes in assets and liabilities:
Accounts receivable	(2)	(497)
Prepaid expenses and other assets	(44)	(39)
Accounts payable, accrued liabilities and deferred rent	30	182
Deferred revenues	(19)	(61)
Net cash used in operating activities	(1,375)	(1,477)

Cash flows from investing activities:
Purchase of property and equipment	(7)	(25)
Net cash used in investing activities	(7)	(25)

Cash flows from financing activities:
Proceeds from related party advances	1,325	1,535
Capital lease payments	-	(3)
Net cash provided by financing activities	1,325	1,532

Net (decrease) increase in cash and cash equivalents	(57)	30
Cash and cash equivalents at beginning of period	386	216
Cash and cash equivalents at end of period	$329	$246

Supplemental schedule of non-cash financing activity:
Amount paid for interest	$-	$2
Conversion of accrued interest into convertible notes payable	$130	$121

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

1.	The Company and Significant Accounting Policies

The Company

Salon Media Group, Inc (“Salon” or the “Company”) is an internet news and social networking company that produces Salon.com, a content Website, and related online communities.  Salon was originally incorporated in July 1995 in California and reincorporated in Delaware in June 1999.  Salon operates in one business segment.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly Salon's consolidated financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet data as of March 31, 2011 is derived from and should be read in conjunction with the audited consolidated financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the six month period ended September 30, 2011 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2012.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at September 30, 2011 of $109,975.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2012.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2012 anticipates continued but reduced operating losses.  Salon estimates it will require between $1,000 and $1,500 in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, Salon has relied on funding from related parties, whom thus far this fiscal year provided $1,700 in cash advances, which includes $725 for the quarter ended September 30, 2011.  The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement.  The Company is working with outside advisors in its efforts to obtain such funding, and explore strategic alternatives.  However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings, and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

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

One customer accounted for approximately 13% and 21% of total revenue for the three month periods ended September 30, 2011 and 2010, respectively.  No customer accounted for more than 10% of total revenue for the six month period ended September 30, 2011.  Two customers accounted for 11% or more of total revenue for the six month period ended September 30, 2010.  One customer accounted for 12% of total accounts receivable as of September 30, 2011.  Three customers accounted for 10% or more of total accounts receivable as of September 30, 2010.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

A total of 400,000 stock options were granted during the quarter ended September 30, 2011. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six months ended September 30,
	2011	2010
Risk-free interest rates	1.15%	1.70%
Expected term (in years)	4	4
Expected volatility	332%	254%
Dividend yield	0%	0%

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

As of September 30, 2011, the aggregate stock compensation remaining to be amortized to expense was $278.  Salon expects this stock compensation balance to be amortized as follows: $149 during the remainder of fiscal 2012; $105 during fiscal 2013; $21 during fiscal 2014 and $3 during fiscal 2015.  The expected amortization reflects outstanding stock option awards as of September 30, 2011 expected to vest.

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

3.     Borrowing Agreements

Short-term Borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  Salon’s obligations under this agreement are guaranteed in their entirety by Salon’s Chairman.  The line of credit has been fully drawn as of September 30, 2011.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.   Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of September 30, 2011, accrued interest on short-term borrowings totals $165.  As of September 30, 2011 and 2010, the weighted-average interest rate on the Company’s short-term borrowings was 3% at each of these periods.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

During the six months ended September 30, 2011, Salon has received unsecured, interest-free cash advances totaling $1,325 to fund its operations, all of which was from its Chairman. During the six months ended September 30, 2010, Salon received unsecured, interest-free cash advances totaling $1,535 to fund its operations, including $1,065 from its Chairman and $470 from the father of a Director.  These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

As of September 30, 2011, convertible notes payable totaled $3,019, inclusive of $519 in notes issued as payment in kind of accrued interest thereon.  Related parties hold $2,398 of such notes and aggregate accrued related party interest totaled $80.

4.     Stock Option Plans

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

The following table summarizes activity under Salon’s plans for the six months ended September 30, 2011:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2011	5,372,000	$0.23
Options granted under all plans	400,000	$0.45
Exercised	-	-
Expired and forfeited	(711,000)	$0.19
Outstanding at September 30, 2011	5,061,000	$0.25	$1,022,000
Exercisable at September 30, 2011	3,609,000	$0.25	$722,000
Expected to vest	3,176,000	$0.22	$716,000
Vested and expected to vest	4,645,000	$0.25	$934,000

A total of 400,000 option shares were awarded during the six months ended September 30, 2011.  The weighted-average fair value per share of the stock option awards in the six months ended September 30, 2011 and 2010 was $0.45 and $0.29, respectively.  Substantially all options issued prior to December 2008 were repriced to $0.35 at that time.  The weighted average fair value of options vested during the six months ended September 30, 2011 was $0.25 per share.  No options were exercised during the six months ended September 30, 2011.

Salon recognized stock-based compensation expense of $144 and $161 during the six months ended September 30, 2011 and September 30, 2010, respectively.

The above table excludes 750,000 performance based options to be issued to Salon's Chief Executive Officer upon the occurrence of certain events. No stock-based compensation expense has been recorded as the performance criteria is not probable of being achieved at this time.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

5.         Net Loss Per Share

Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2011	2010	2011	2010
Numerator:
Net loss attributable to common stockholders	$(866)	$(523)	$(1,544)	$(1,340)

Denominator:
Weighted average shares used in computing
basic and diluted net loss per share attributable
to common stockholders	3,283,000	3,283,000	3,283,000	2,890,000

Basic and diluted net loss per share attributable
to common stockholders	$(0.26)	$(0.16)	$(0.47)	$(0.46)

Antidilutive securities including options, warrants and convertible notes and preferred stock not included in net loss per share calculation	17,915,000	18,199,000	17,915,000	18,199,000

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

6.     Preferred Stock

           The conversion rate and common equivalent shares of Salon’s preferred stock as of September 30, 2011 are as follows:

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of September 30, 2011, no dividend has been declared to the holders of preferred stock.

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

The aggregate liquidation preferences of all preferred stockholders as of September 30, 2011 were $18,929 excluding the effect of undeclared dividends, and $25,753 including the effect of undeclared dividends.

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

8.     Subsequent Events

During October and November 2011, the Company received cash advances totaling $375 from its Chairman.

Subsequent events were evaluated through the date we filed this Form 10-Q, noting no other events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended September 30, 2011.

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

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Paid subscriptions have declined from 10,900 as of March 31, 2011, to approximately 9,000 as of September 30, 2011.  In October, 2011, Salon relaunched its subscription business and rebranded it as Salon Core, and has begun to reverse this downward trend in subscription revenues.

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

Information technology support expenses consist primarily of salaries and related personnel costs associated with the development, testing and enhancement of Salon’s software to manage its Website, and to maintain and enhance the software utilized in managing Salon Core, as well as supporting marketing and sales efforts.

 General and administrative expenses consist primarily of salaries and related personnel costs, accounting and legal fees, and other fees associated with operating a publicly traded company.  Certain shared overhead expenses are allocated to other departments.

Interest expense includes accrued interest on Salon’s outstanding debt.

In accordance with ASC 718 “Stock Compensation,” Salon’s expenses include stock-based compensation expenses related to stock option and restricted stock grants to employees, non-employee Directors and consultants. These costs are included in the various departmental expenses.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 78% and 79% of Salon’s revenues, respectively, for the six month periods ended September 30, 2011 and 2010.  The duration of the advertisements is generally short-term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Salon Core, formerly known as Salon Premium, a pay-for-online content service, provides unrestricted access to Salon’s content with or without banners, pop-ups or site pass advertisements, and often includes free magazine subscriptions and other giveaways, as well as the ability to easily download content in text or PDF format, a convenience that enables readers to view Salon’s content when not connected to the Internet.  The subscription duration for Salon Core is generally one year.

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

Salon recognized stock-based compensation expense of $144,000 and $161,000 during the six months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, Salon had an aggregate of $278,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $149,000 during the remainder of fiscal 2012; $105,000 during fiscal 2013; $21,000 during fiscal 2014 and $3,000 during fiscal 2015.  The expected amortization reflects only outstanding stock option awards as of September 30, 2011 expected to vest.  Salon expects to continue to issue stock-based awards to its employees in future periods.

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

Results of Operations for the Three and Six Months Ended September 30, 2011 Compared to the Three and Six Months Ended September 30, 2010

Net revenues:

Net revenues decreased 31% to $0.9 million for the three months ended September 30, 2011 from $1.4 million for the three months ended September 30, 2010.  Net revenues decreased 23% to $2.0 million for the six months ended September 30, 2011 from $2.5 million for the six months ended September 30, 2010.

Advertising revenues decreased 36% to $0.7 million for the three months ended September 30, 2011 from $1.1 million for the three months ended September 30, 2010 and decreased 24% to $1.5 million for the six months ended September 30, 2011 from $2.0 million for the six months ended September 30, 2010.  The decrease in advertising revenues reflects a smaller sales force and the impact of a sluggish economic climate. The number of monthly unique Website visitors for the six months ended September 30, 2011 averaged 5.7 million, a 7% increase from the same period a year ago, as the Company’s efforts to revitalize its editorial content begins to bear fruit.  Salon’s ability to increase the number of monthly unique Website visitors is a significant factor in Salon’s strategy to attract additional advertisers on the Website. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Core subscription revenues remained flat from one year ago at $0.2 million for the three months ended September 30, 2011 and decreased 19% to $0.4 million for the six months ended September 30, 2011 from $0.5 million for the six months ended September 30, 2010.  The decline is attributable to a steady reduction in the number of active subscribers, from approximately 9,900 to 9,000 during the quarter.  Salon has relaunched and rebranded its subscription business as Salon Core in October 2011, in an attempt to reverse this downward trend.

Revenues from all other sources remained flat from one year ago at $0.1 million for the three months ended September 30, 2011 and decreased 13% from a year ago to $0.2 million for the six months ended September 30, 2011 from $0.3 million for the three months ended September 30, 2010.  Approximately 77% and 76% of this revenue was derived from The Well, an on-line discussion forum, for the respective three and six month periods ended September 30, 2011.

Production and content:

Production and content expenses decreased 10% from a year ago to $0.7 million for the three months ended September 30, 2011, compared to $0.8 million for the three months ended September 30, 2010.  Production and content expenses decreased 12% from a year ago to $1.5 million for the six months ended September 30, 2011, compared to $1.7 million for the six months ended September 30, 2010.  The $0.1 million and $0.2 million savings, respectively for the three and six month periods ended September 30, 2011, reflect reductions in compensation and freelance costs.

Sales and marketing:

Sales and marketing expenses were $0.4 million for the three months ended September 30, 2011, compared to $0.4 million for the same period one year ago.  The $0.1 million or 12% decrease is primarily attributable to savings from lower sales staffing and concurrent reductions in salaries and commissions.  Sales and marketing expenses decreased 19% from one year ago to $0.7 million for the six months ended September 30, 2011, compared to $0.8 million for the six months ended September 30, 2010.

Information technology support:

Information technology support expenses remained virtually flat from one year ago at $0.2 million for the three months ended September 30, 2011 as higher consulting costs offset lower compensation expenses.  Information technology support expenses remained virtually flat from one year ago at $0.5 million for the six months ended September 30, 2011.

General and administrative:

General and administrative expenses increased for the three months ended September 30, 2011 by $0.04 million or 11% versus the prior year, primarily due to higher one-time costs associated with the relocation of its New York office. General and administrative expenses remained virtually flat from one year ago at $0.7 million for the six months ended September 30, 2011.

Interest expense:

Interest expense for the three months ended September 30, 2011 was $67,000, compared to $64,000 for the three months ended September 30, 2010.  The increase is primarily due to higher average balances on convertible promissory notes.  Interest expenses for the six months ended September 30, 2011 were $132,000, compared to $126,000 for the six months ended September 30, 2010.  The $6,000 increase is primarily due to higher average balances on convertible promissory notes.

Liquidity and capital resources:

Net cash used in operations was approximately $1.4 million for the six months ended September 30, 2011 and approximately $1.5 million for the six months ended September 30, 2010.  The principal uses of cash during the six months ended September 30, 2011 were to fund the $1.5 million net loss for the period, and a nominal increase in accounts receivable, prepaid expense and other assets, partially offset by $0.03 million decrease in accounts payable and other liabilities, and $0.2 million in various non-cash items.  The principal uses of cash during the six months ended September 30, 2010 were to fund the $1.3 million net loss for the period, and $0.5 million increase in accounts receivable, partially offset by $0.2 million decrease in accounts payable and other liabilities, and $0.2 million in various non-cash items.  The accounts receivable, net as of September 30, 2011 of $0.7 million, representing primarily advertising sales during the period, are expected to be collected within the next four months.

Net cash used in investing activities was immaterial during the six months ended September 30, 2011 and 2010.

Net cash provided by financing activities was $1.3 million for the six months ended September 30, 2011 and $1.5 million for the six months ended September 30, 2010. Net cash for both periods primarily reflects cash advances from related parties.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2012 anticipates continued but reduced operating losses.  Salon estimates it will require between $1.0 million and $1.5 million in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current quarter and previous fiscal year, Salon has relied on funding from related parties, whom thus far this fiscal year provided $1.7 million in cash advances. The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with outside advisors in its efforts to obtain such funding. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes Salon’s contractual obligations as of September 30, 2011, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,290	$512	$778	$-	$-
Capital leases	1	1	-	-	-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	165	165	-	-	-
Related party advances	6,380	6,380	-	-	-
Convertible notes	3,019	1,863	1,156	-	-
Convertible notes interest	848	838	10	-	-
Total	$12,703	$10,759	$1,944	$-	$-

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2012.  As of September 30, 2011, Salon has $1.0 million plus accrued interest outstanding under this agreement, payable on demand.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (September 30, 2011), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Salon’s projected cash flows may not meet expectations

Salon relies on cash projections to run its business and changes such projections as new information is made available or events occur.  The most significant component of Salon’s cash projections is cash to be generated from advertising sales and, to a lesser extent, cash to be generated from Salon Core.  Forecasting advertising revenues and resulting cash receipts for an extended period of time is problematic due to the short duration of most advertising sales contracts.  If projected cash inflows and outflows do not meet expectations, Salon’s ability to continue as a going concern may be adversely affected.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $26 million in potential sales proceeds as of September 30, 2011, which includes the effect of undeclared dividends of about $7 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $26 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $25 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Salon Core memberships have been declining, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Core subscriptions since its implementation in April 2002.  Salon Core subscriptions grew from zero to a high of approximately 89,100 as of December 31, 2004.  However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 10,900 as of March 31, 2011 and to approximately 9,000 as of September 30, 2011. While Salon has begun to take steps to reverse the decline, continued deterioration of subscription revenues could adversely affect Salon’s operations.

Salon has depended on advertising sales for much of its revenues, and its inability to maintain or increase advertising revenues could harm its business

Maintaining or increasing Salon’s advertising revenues depends upon many factors, including whether it will be able to:

●	successfully attract additional audience;

●	successfully sell and market its Website auto start Site Pass or other rich media advertisements;

●	entice non Salon Core Website visitors to view and advertisers to sell new ad units and formats;

●	maintain a significant number of unique Website visitors and corresponding significant reach of Internet users;

●	maintain a significant number of sellable impressions generated from Website visitors available to advertisers;

●	successfully sell and market its network to advertisers;

●	increase the dollar amount of the advertising orders it receives;

●	increase awareness of the Salon brand;

●	improve the technology for serving advertising on its Website;

●	handle temporary high volume traffic spikes to its Website;

●	accurately measure the number and demographic characteristics of its users; and

●	attract and retain key sales personnel.

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

Salon’s quarterly operating results are volatile and may adversely affect its common stock price

Salon’s future revenues and operating results, both Generally Accepted Accounting Principles (GAAP) and non GAAP, are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside Salon’s control, and any of which could severely harm Salon’s business. These factors include:

●	Salon’s ability to attract and retain advertisers and subscribers;

●	Salon’s ability to attract and retain a large number of users;

●	the introduction of new Websites, services or products by Salon or by its competitors;

●	the timing and uncertainty of Salon’s advertising sales cycles;

●	the mix of advertisements sold by Salon or its competitors;

●	the economic and business cycle;

●	Salon’s ability to attract, integrate and retain qualified personnel;

●	technical difficulties or system downtime affecting the Internet generally or the operation of Salon’s Website; and

●	the amount and timing of operating costs.

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

The controversial content of Salon’s Website may limit its revenues

Salon’s Website contains, and will continue to contain, content that is politically and culturally controversial.  As a result of this content, current and potential advertisers, potential Salon Core subscribers, or third parties who contemplate aggregating content, may refuse to do business with Salon.  Salon’s outspoken stance on political issues has and may continue to result in negative reactions from some users, commentators and other media outlets.  From time to time, certain advocacy groups have successfully targeted Salon’s advertisers in an attempt to persuade such advertisers to cease doing business with Salon.  These efforts may be a material impediment to Salon’s ability to grow and maintain advertising revenue.

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

Salon’s technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website, reduced advertising revenues, or a loss of Salon Core subscribers

Salon is constantly upgrading its technology to manage its Website and its Salon Core program.  In addition, it is creating technology for new products that Salon expects to launch during the current fiscal year.  If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery and subscription management, its Website or subscription management systems may not operate properly, which could harm Salon’s business.  Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes.  Delays in software development processes are common, as are project failures, and either factor could harm Salon’s business.  Moreover, complex software products such as its online publishing and subscription management systems frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected.  Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

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

Salon’s internally developed software and software platforms provided by a third party to manage Salon’s subscription business might fail resulting in lost subscription income

Salon’s software to manage its subscription business was developed internally to interface with the software provided by a third party.  The third party’s software provides a gateway to authenticate credit card transactions.  Even though Salon’s system to manage its Salon Core program is Payment Card Industry (PCI) compliant, if this system were to fail or not function as intended, credit card transactions might not be processed and Salon’s cash resources and revenues would therefore be harmed.

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

●	the Board of Directors approved the transaction in which the stockholder acquired 15% or more of the corporation’s assets;

●
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

●	on or after this date, the merger or sale is approved by the Board of Directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

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

Salon’s certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

●	Salon’s Board is classified into three classes of Directors as nearly equal in size as possible with staggered three year-terms; and

●	special meetings of the stockholders may be called only by the Chairman of the Board, the Chief Executive Officer or the Board of Directors.

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

                                           SALON MEDIA GROUP, INC.

Dated: November 14, 2011	/s/ David Talbot
David Talbot
Chief Executive Officer

Dated: November 14, 2011	/s/ Norman Blashka
Norman Blashka
Executive Vice President and
Chief Financial Officer