Form 10-Q
period 2011-12-31
SALON MEDIA GROUP INC
filed 2012-02-14
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011
or

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
Yes [ ]  No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 10, 2012 was 3,282,576 shares.

FORM 10-Q
SALON MEDIA GROUP, INC.

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,	March 31,
	2011	2011
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$149	$386
Accounts receivable, net	964	728
Prepaid expenses and other current assets	73	73
Total current assets	1,186	1,187
Property and equipment, net	90	127
Goodwill	200	200
Other assets	179	122
Total assets	$1,655	$1,636
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	7,180	5,055
Convertible notes payable	3,106	1,733
Accounts payable and accrued liabilities	1,293	1,237
Deferred revenues	216	233
Total current liabilities	12,795	9,258

Convertible notes payable, less current portion	-	1,156
Deferred rent	152	224
Total liabilities	12,947	10,638
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 9,404 shares issued and outstanding at December 31, 2011 and March 31, 2011 (liquidation value of $25,952 at December 31, 2011)	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized, 3,282,576 shares issued and outstanding at December 31, 2011 and March 31, 2011	3	3
Additional paid-in capital	99,677	99,426
Accumulated deficit	(110,972)	(108,431)
Total stockholders' deficit	(11,292)	(9,002)
Total liabilities and stockholders' deficit	$1,655	$1,636

(1) Derived from the Company’s audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net revenues	$1,032	$962	$2,982	$3,483

Operating expenses:
Production and content	947	756	2,422	2,432
Sales and marketing	403	344	1,086	1,190
Information technology support	253	212	719	704
General and administrative	360	308	1,098	1,029
Total operating expenses	1,963	1,620	5,325	5,355

Loss from operations	(931)	(658)	(2,343)	(1,872)

Interest expense	(66)	(66)	(198)	(192)
Net loss	$(997)	$(724)	$(2,541)	$(2,064)

Basic and diluted net loss per share	$(0.30)	$(0.22)	$(0.77)	$(0.68)

Weighted average shares used in computing basic and diluted net loss per share	3,283	3,283	3,283	3,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,541)	$(2,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	-	2
Depreciation and amortization	76	165
Stock-based compensation	251	235
Changes in assets and liabilities:
Accounts receivable	(236)	(93)
Prepaid expenses and other assets	(56)	25
Accounts payable, accrued liabilities and deferred rent	201	105
Deferred revenues	(17)	(96)
Net cash used in operating activities	(2,322)	(1,721)

Cash flows from investing activities:
Purchase of property and equipment	(39)	(27)
Purchase of intangible assets	(1)	-
Net cash used in investing activities	(40)	(27)

Cash flows from financing activities:
Proceeds from related party advances	2,125	2,005
Capital lease payments	-	(4)
Net cash provided by financing activities	2,125	2,001

Net (decrease) increase in cash and cash equivalents	(237)	253
Cash and cash equivalents at beginning of period	386	216
Cash and cash equivalents at end of period	$149	$469

Supplemental schedule of non-cash financing activity:
Amount paid for interest	$-	$3
Conversion of accrued interest into convertible notes payable	$217	$202

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

1.          The Company and Significant Accounting Policies

The Company

Salon Media Group, Inc. (“Salon” or the “Company”) is an internet news and social networking company that produces Salon.com, a content Website, and related online communities.  Salon was originally incorporated in July 1995 in California and reincorporated in Delaware in June 1999.  Salon operates in one business segment.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial consolidated statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's consolidated financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet data as of March 31, 2011 is derived from and should be read in conjunction with the audited consolidated financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the nine month period ended December 31, 2011 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2012.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at December 31, 2011 of $110,972.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2012.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2012 anticipates continued but reduced operating losses.  Salon estimates it will require approximately  $1,000  in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, Salon has relied on funding from related parties, whom thus far this fiscal year, through December 31, 2011 provided $2,125 in cash advances, which includes $800 in the most recent  quarter.  The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement.  The Company is working with outside advisors in its efforts to obtain such funding, and explore strategic alternatives.  However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings, and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

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

No customer accounted for more than 10% of total revenue for the three month period ended December 31, 2011.  One customer accounted for approximately 13% of total revenue for the three month period ended December 31, 2010.  No customer accounted for 10% or more of total revenue for the nine month periods ended December 31, 2011 and 2010.  Two customers accounted for 15% or more of total accounts receivable as of December 31, 2011.  Two customers accounted for 12% or more of total accounts receivable as of December 31, 2010.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

A total of 88,000 stock options were granted during the quarter ended December 31, 2011. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended December 31,
	2011	2010
Risk-free interest rates	1.09%	1.28%
Expected term (in years)	4%	4%
Expected volatility	334%	277%
Dividend yield	0%	0%

The expected term of the options of four years represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules and expectations of future employee behavior.  The expected stock price volatility is based on historical volatility of Salon’s stock over a period equal to the expected term of the options.  The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the service period of the stock options, or four years.  Salon has not paid dividends in the past.

As of December 31, 2011, the aggregate stock compensation remaining to be amortized to expense was $205.  Salon expects this stock compensation balance to be amortized as follows: $63 during the remainder of fiscal 2012; $103 during fiscal 2013; $26 during fiscal 2014; $9 during fiscal 2015 and $4 during fiscal 2016.  The expected amortization reflects outstanding stock option awards as of December 31, 2011 expected to vest.

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

3.          Borrowing Agreements

Short-term Borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  Salon’s obligations under this agreement are guaranteed in their entirety by Salon’s Chairman.  The line of credit has been fully drawn as of December 31, 2011.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.   Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of December 31, 2011, accrued interest on short-term borrowings totals $174.  As of December 31, 2011 and 2010, the weighted-average interest rate on the Company’s short-term borrowings was 3% at each of these periods.

During the nine months ended December 31, 2011, Salon has received unsecured, interest-free cash advances totaling $2,125 to fund its operations, including $1,950 from its Chairman and $175 from the father of a Director. During the nine months ended December 31, 2010, Salon received unsecured, interest-free cash advances totaling $2,005 to fund its operations, including $1,065 from its Chairman and $940 from the father of a Director.  These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

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

On October 31, 2009, Salon issued to both its Chairman and the father of Salon’s former CEO and Director each a convertible promissory interest note in exchange for loans with a principal amount of $38, an aggregate of $75.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

On April 4, 2010, Salon issued to both its Chairman and the father of Salon’s former CEO and Director each a convertible promissory interest note in exchange for accrued interest with a principal amount of $40, an aggregate of $81.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

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

On October 31, 2010, Salon issued to both its Chairman and the father of Salon’s former CEO and Director each a convertible promissory interest note in exchange for accrued interest with a principal amount of $40, an aggregate of $81.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

On April 4, 2011, Salon issued to both its Chairman and the father of Salon’s former CEO and Director each a convertible promissory interest note in exchange for accrued interest with a principal amount of $43, an aggregate of $87.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012.  Each note issued on April 4, 2011 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

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

On October 31, 2011, Salon issued to both its Chairman and the father of Salon’s former CEO and Director each a convertible promissory interest note in exchange for accrued interest with a principal amount of $43, an aggregate of $87.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2012.  Each note issued on October 31, 2011 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

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

As of December 31, 2011, convertible notes payable totaled $3,106, inclusive of $606 in notes issued as payment in kind of accrued interest thereon.  Related parties hold $2,485 of such notes and aggregate accrued related party interest totaled $85.

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The following table summarizes activity under Salon’s plans for the nine months ended December 31, 2011:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2011	5,372,000	$0.23
Options granted under all plans	488,000	$0.45
Exercised	-	-
Expired and forfeited	(803,000)	$0.19
Outstanding at December 31, 2011	5,057,000	$0.25	-
Exercisable at December 31, 2011	3,861,000	$0.25	-
Vested and expected to vest	4,774,000	$0.25	-

A total of 488,000 option shares were awarded during the nine months ended December 31, 2011.  The weighted-average fair value per share of the stock option awards in the nine months ended December 31, 2011 and 2010 was $0.28 and $0.11, respectively.  Substantially all options issued prior to December 2008 were repriced to $0.35 at that time.  The weighted average fair value of options vested during the nine months ended December 31, 2011 was $0.27 per share.  No options were exercised during the nine months ended December 31, 2011.

Salon recognized stock-based compensation expense of $251 and $235 during the nine months ended December 31, 2011 and 2010, respectively.

The above table excludes 750,000 performance based options to be issued to Salon's Chief Executive Officer upon the occurrence of certain events. No stock-based compensation expense has been recorded as the performance criteria are not probable of being achieved at this time.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

5.         Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2011	2010	2011	2010
Numerator:
Net loss attributable to common stockholders	$(997)	$(724)	$(2,541)	$(2,064)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	3,283,000	3,283,000	3,283,000	3,022,000

Basic and diluted net loss per share attributable to common stockholders	$(0.30)	$(0.22)	$(0.77)	$(0.68)

Antidilutive securities including options, warrants and convertible notes and preferred stock not included in net loss per share calculation	17,983,000	18,269,000	17,983,000	18,269,000

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

6.     Preferred Stock

           The conversion rate and common equivalent shares of Salon’s preferred stock as of December 31, 2011 are as follows:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series A	612	$4,000	1.782	1,373,442
Series B	125	4,000	1.476	338,651
Series C	6,582	800	0.785	6,706,607
Series D-1	417	1,200	1.682	297,454
Series D-2	417	1,200	1.941	257,757
Series D-3
Issued on 12/21/05	209	1,200	1.682	149,084
Issued on 07/27/06	208	1,200	2.150	116,112
Series D-4
Issued on 07/27/06	42	1,200	2.150	23,445
Issued on 09/21/06	333	1,200	1.564	255,461
Issued on 12/18/06	42	1,200	0.888	56,739
Series D-5
Issued on 12/18/06	125	1,200	0.888	168,868
Issued on 11/19/07	292	1,200	1.401	250,099
Total	9,404			9,993,719

The Series A, B, C and D preferred stock conversion rates are subject to a downward adjustment antidilution provision under certain circumstances related to subsequent Salon securities issuances. The Company determined that the accounting for such conversion features does not require bifurcation under “Accounting for Derivative Instruments and Hedging Activities” (ASC 815) and, accordingly, the requirements of ASC 815 are not applicable.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of December 31, 2011, no dividend has been declared to the holders of preferred stock.

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

The aggregate liquidation preferences of all preferred stockholders as of December 31, 2011 were $18,929 excluding the effect of undeclared dividends, and $25,952 including the effect of undeclared dividends.

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

8.     Subsequent Events

Since December 31, 2011, the Company received cash advances totaling $450 from its Chairman.

Subsequent events were evaluated through the date we filed this Form 10-Q, noting no other events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended December 31, 2011.

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

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Paid subscriptions have declined from 10,900 as of March 31, 2011, to approximately 8,500 as of December 31, 2011.  In October, 2011, Salon relaunched its subscription business and rebranded it as Salon Core, as it attempts to reverse this downward trend in subscription revenues.

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

Information technology support expenses consist primarily of salaries, related personnel costs and outside consultants associated with the development, testing and enhancement of Salon’s software to manage its Website, and to maintain and enhance the software utilized in managing Salon Core, as well as supporting marketing and sales efforts.

 General and administrative expenses consist primarily of salaries and related personnel costs, accounting and legal fees, and other fees associated with operating a publicly traded company.  Certain shared overhead expenses are allocated to other departments.

Interest expense includes accrued interest on Salon’s outstanding debt.

In accordance with Accounting Standards Codification (ASC) 718 “Stock Compensation,” (ASC 718) Salon’s expenses include stock-based compensation expenses related to stock option and restricted stock grants to employees, non-employee Directors and consultants. These costs are included in the various departmental expenses.

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

 Revenue Recognition

Salon recognizes revenues once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured.  Revenues are recognized ratably in the period over which Salon’s obligations are fulfilled.  Payments received before Salon’s obligations are fulfilled are classified as “Deferred revenues” in Salon’s consolidated balance sheet.

Advertising revenues, derived from the sale of promotional space on its Website, comprised 79% and 78% of Salon’s revenues, respectively, for the nine month periods ended December 31, 2011 and 2010.  The duration of the advertisements is generally short-term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Salon Core, formerly known as Salon Premium, a pay-for-online content service, provides unrestricted access to Salon’s content with or without banners, pop-ups or site pass advertisements, and often includes free magazine subscriptions and other giveaways, as well as the ability to easily download content in text or PDF format, a convenience that enables readers to view Salon’s content when not connected to the Internet. Core offerings are being broadened in an attempt to increase subscribers. The subscription duration for Salon Core is generally one year.

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

Salon recognized stock-based compensation expense of $251,000 and $235,000 during the nine months ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, Salon had an aggregate of $205,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $63,000 during the remainder of fiscal 2012; $103,000 during fiscal 2013; $26,000 during fiscal 2014; $9,000 during fiscal 2015 and $4,000 during fiscal 2016.  The expected amortization reflects only outstanding stock option awards as of December 31, 2011 expected to vest.  Salon expects to continue to issue stock-based awards to its employees in future periods.

As part of the Chief Executive Officer’s compensation package, described in Salon's 8-K, filed with the Securities and Exchange Commission on July 27, 2011, Mr. Talbot is eligible to receive 750,000  performance based options which immediately vest.  As of December 31, 2011 no stock-based compensation expense has been recorded for these options, as the performance criteria are not probable of being achieved at this time.

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

Results of Operations for the Three and Nine Months Ended December 31, 2011 Compared to the Three and Nine Months Ended December 31, 2010

Net revenues:

Net revenues remained flat at $1.0 million for the three months ended December 31, 2011 from the three months ended December 31, 2010.  Net revenues decreased 14% to $3.0 million for the nine months ended December 31, 2011 from $3.5 million for the nine months ended December 31, 2010.

Advertising revenues increased 14% to $0.8 million for the three months ended December 31, 2011 from $0.7 million for the three months ended December 31, 2010 and decreased 14% to $2.4 million for the nine months ended December 31, 2011 from $2.7 million for the nine months ended December 31, 2010.  The increase in the current quarter stemmed primarily from higher average pricing received on ads sold. The number of monthly unique Website visitors for the three months ended December 31, 2011 averaged 6.7 million, a 28% increase from the same period a year ago, as the Company’s efforts to expand and enrich its original editorial content is generating positive results.  Salon’s ability to increase the number of monthly unique Website visitors is a significant factor in Salon’s strategy to attract additional advertisers on the Website. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Core subscription revenues decreased 26% from one year ago at $0.08 million for the three months ended December 31, 2011 and decreased 25% to $0.3 million for the nine months ended December 31, 2011 from $0.4 million for the nine months ended December 31, 2010.  The decline is attributable to a steady reduction in the number of active subscribers, from approximately 9,000 to 8,500 during the quarter.  Salon has relaunched and rebranded its subscription business as Salon Core in October 2011, in an attempt to reverse this downward trend.

Revenues from all other sources remained flat from one year ago at $0.1 million for the three months ended December 31, 2011 and also remained flat at $0.4 million for the nine months ended December 31, 2011, compared to the nine months ended December 31, 2010. Approximately 71% and 75% of revenues from all other sources was derived from The Well, an on-line discussion forum, for the respective three and nine month periods ended December 31, 2011.

Production and content:

Production and content expenses increased 25% from a year ago to $0.95 million for the three months ended December 31, 2011, compared to $0.76 million for the three months ended December 31, 2010.  The $0.19 million increase reflects the costs of the ongoing development of new content initiatives, including a planned site redesign and increased emphasis on video content.  Production and content expenses remained flat from a year ago at $2.4 million for the nine months ended December 31, 2011.

Sales and marketing:

Sales and marketing expenses were $0.4 million for the three months ended December 31, 2011, compared to $0.3 million for the same period one year ago.  The $0.1 million or 17% increase is primarily attributable to increased compensation for new marketing personnel, public relations, and consulting fees.  Sales and marketing expenses decreased 9% from one year ago to $1.1 million for the nine months ended December 31, 2011, compared to $1.2 million for the nine months ended December 31, 2010.  The $0.1 million or 9% decrease is primarily attributable to savings from lower sales staffing and concurrent reductions in compensation and commissions throughout the period.

Information technology support:

Information technology support expenses for the three months ended December 31, 2011 increased by $0.04 million or 19% versus the prior year, primarily due to increased consulting fees related to the installation of a new content management system.  Information technology support expenses remained virtually flat from one year ago at $0.7 million for the nine months ended December 31, 2011, as decreased compensation was offset by increased consulting fees.

General and administrative:

General and administrative expenses for the three months ended December 31, 2011 increased by $0.05 million or 17% versus the prior year, as higher non-cash stock compensation expense and accrued vacations were partially offset by lower rent expense.  General and administrative expenses for the nine months ended December 31, 2011 increased 7% or $0.1 million versus the prior year, as higher legal and filing fees were partially offset by lower consulting and non-cash depreciation expensek.

Interest expense:

Interest expense for the three months ended December 31, 2011 remained flat at $66,000 from one year ago.  Interest expenses for the nine months ended December 31, 2011 were $198,000, compared to $192,000 for the nine months ended December 31, 2010.  The $6,000 increase is primarily due to higher average balances on convertible promissory notes.

Liquidity and capital resources:

            Net cash used in operations was approximately $2.3 million for the nine months ended December 31, 2011 and approximately $1.7 million for the nine months ended December 31, 2010.  The principal uses of cash during the nine months ended December 31, 2011 were to fund the $2.5 million net loss for the period and a $0.2 million increase in accounts receivable, partially offset by $0.2 million decrease in accounts payable and other liabilities, and $0.3 million in various non-cash items.  The principal uses of cash during the nine months ended December 31, 2010 were to fund the $2.1 million net loss for the period, and $0.1 million increase in accounts receivable, partially offset by $0.1 million decrease in accounts payable and other liabilities, and $0.4 million in various non-cash items.  The accounts receivable, net as of December 31, 2011 of $1.0 million, representing primarily advertising sales during the period, are expected to be collected within the next four months.

Net cash used in investing activities was immaterial during the nine months ended December 31, 2011 and 2010.

Net cash provided by financing activities was $2.1 million for the nine months ended December 31, 2011 and $2.0 million for the nine months ended December 31, 2010.  Net cash for both periods primarily reflects cash advances from related parties.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2012 anticipates continued but reduced operating losses.  Salon estimates it will require approximately $1.0 million in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current quarter and previous fiscal year, Salon has relied on funding from related parties, whom thus far, through December 31, 2011 provided $2.125 million in cash advances, including $800,000 in the most recent quarter. The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with outside advisors in its efforts to obtain such funding. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

Convertible Promissory Notes due on March 31, 2012

The continuation of Salon's business is dependent upon the company raising additional financial support.  Salon has been relying on cash infusions from related parties to fund operations.  The related parties are primarily John Warnock, Chariman of the Board of Salon, and William Hambrecht.  William Hambrecht, a Director of the Company, is the father of Salon's former CEO and Director, Elizabeth Hambrecht.  At the end of Salon's current fiscal year, there are various loans in the form of convertible promissory notes totaling $1.86 million that will  become due.  Salon is currently under discussions with the foregoing related parties to extend the maturity of these promissory notes until the company is able to obtain additonal financing.  The Company remains reliant upon such related party financing to continue its operations.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes Salon’s contractual obligations as of December 31, 2011, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,177	$526	$651	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	174	174	-	-	-
Related party advances	7,180	7,180	-	-	-
Convertible notes	3,106	3,106	-	-	-
Convertible notes interest	135	135	-	-	-
Total	$12,772	$12,121	$651	$-	$-

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2012.  As of December 31, 2011, Salon has $1.0 million plus accrued interest outstanding under this agreement, payable on demand.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (December 31, 2011), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions from related parties to fund operations.  The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht, a Director of the Board of Salon.  William Hambrecht is the father of Salon’s former CEO and Director, Elizabeth Hambrecht. During the current fiscal year, through December 31, 2011, these related parties have contributed $2.13 million in cash advances to fund Salon’s operations.

Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon’s cash availability and its ability to fund its operations.

Salon’s principal stockholders can exercise a controlling influence over Salon’s business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

Based on information available to Salon, the holders of Salon’s Series A, B, C and D preferred stock collectively own approximately 95% of all voting securities. These stockholders therefore own a controlling interest in Salon.  Of this amount, 20% is controlled directly or indirectly by William Hambrecht, a Director of the company and approximately 37% by Chairman and Director John Warnock.  Therefore, related parties by themselves own a controlling interest in Salon.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $26 million in potential sales proceeds as of December 31, 2011, which includes the effect of undeclared dividends of about $7 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $26 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $25 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2011, 2010, and 2009, included a “going-concern” audit opinion on the consolidated financial statements for those years.  The audit opinions report substantial doubt about Salon’s ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability.  As a result of the “going-concern” opinions, Salon’s stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Salon Core memberships have been declining, adversely affecting revenues and available cash

Salon has been relying on the revenues and cash generated from Salon Core subscriptions since its implementation in April 2002.  Salon Core subscriptions grew from zero to a high of approximately 89,100 as of December 31, 2004.  However, since the high experienced in December 31, 2004, subscriptions have been declining to approximately 10,900 as of March 31, 2011 and to approximately 8,500 as of December 31, 2011. While Salon has begun to take steps to reverse the decline, continued deterioration of subscription revenues could adversely affect Salon’s operations.

Salon has depended on advertising sales for much of its revenues, and its inability to maintain or increase advertising revenues could harm its business

Maintaining or increasing Salon’s advertising revenues depends upon many factors, including whether it will be able to:

•	successfully attract additional audience;

•	successfully sell and market its Website auto start Site Pass or other rich media advertisements;

•	entice non Salon Core Website visitors to view and advertisers to sell new ad units and formats;

•	maintain a significant number of unique Website visitors and corresponding significant reach of Internet users;

•	maintain a significant number of sellable impressions generated from Website visitors available to advertisers;

•	successfully sell and market its network to advertisers;

•	increase the dollar amount of the advertising orders it receives;

•	increase awareness of the Salon brand;

•	improve the technology for serving advertising on its Website;

•	handle temporary high volume traffic spikes to its Website;

•	accurately measure the number and demographic characteristics of its users; and

•	attract and retain key sales personnel.

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

Our success depends on our key personnel, including our executive officers, and the loss of key personnel, including our Chief Executive Officer, could disrupt our business

Our success greatly depends on the continued contributions of our senior management and other key sales, marketing and operations personnel.  While we have employment agreements with some key management, these employees may voluntarily terminate their employment at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel; and we do not have key person insurance policies in place for these employees.

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

Salon’s integration of its Website with software and software platforms provided by a third party to manage Salon’s subscription business might fail resulting in lost subscription income

Salon has licensed third-party software to manage its subscription business and is integrating this software with its Website operations.  If this system were to fail or not function as intended, credit card transactions might not be processed and Salon’s cash resources and revenues would therefore be harmed.

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

SALON MEDIA GROUP, INC.

Dated: February 14, 2012	/s/ David Talbot
David Talbot
Chief Executive Officer

Dated: February 14, 2012	/s/ Norman Blashka
Norman Blashka
Executive Vice President and
Chief Financial Officer