Form 10-K
period 2012-03-31
SALON MEDIA GROUP INC
filed 2012-06-29
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $152,000 based on the closing sale price of the registrant’s common stock on June 1, 2012.  Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon Media Group, Inc. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 1, 2012 was 3,282,576 shares.

FORM 10-K
SALON MEDIA GROUP, INC.

FORM 10-K
SALON MEDIA GROUP, INC.
INDEX

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	85

SIGNATURES		95

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

Introduction

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

Salon is an online news and social networking company and an Internet publishing pioneer providing high quality journalism and a forum for discussing current events and contemporary social political issues.  Salon’s award-winning content combines breaking news, original investigative stories and provocative personal essays along with quick-take commentary and staff-written blogs about politics, technology, culture and entertainment. Among its many quality offerings, Salon sponsors daily blogs by well-known staff and freelance writers, plus an evolving group of new voices who are regular contributors to the site.   In its editorial product, Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter, (3) providing the best coverage of breaking news, and (4) providing readers with the best from around the web.

Salon generates revenue from display advertising, 3rd party network advertising, and other services.

Highlights from Fiscal Year 2012

•	Complete redesign of the website and site architecture which improved usability, ease of use and reduced page load times

•
Expanded Salon’s Partner network to include a growing list of 20, including The GlobalPost, Alternet, The Nation Institute, LA Review of Books, which increased the amount of high-quality content to our readers.

•
Salon personalities expanded brand awareness on TV. Writers Steve Kornacki and Joan Walsh became regular contributors to MSNBC.  Mr. Kornacki is a co-host for the MSNBC afternoon show, “The Cycle.” Irin Carmon, Alex Pareene, Justin Elliott, Mary Elizabeth Williams all made extensive media appearances representing Salon.

•	Senior writers Alex Pareene and Irin Carmon named to Forbes Magazine’s “30 Under 30” list of media stars. Salon was the only publication with more than one staff member named to this award.

•	Successfully recruited top names from competing publications (New York, Newsweek, Gawker) to fill critical roles.

•	Launched two ebooks, both by Alex Pareene, “A Tea People’s History” and “A Rude Guide to Mitt,” capitalizing on Mr. Pareene’s popularity with Salon readers.

•	Aggressive reporting of the ongoing Occupy Wall Street movement by Salon staff and contributors, which was acknowledged by many of Salon’s reporting peers and lead to increased traffic growth.

•
Regular “shoutouts” from fellow media, such as Rachel Maddow, who called Salon’s coverage of a political donor prone to lawsuits, “a brave act”; from New York Times columnist David Carr, who called Salon’s redesign “sexy,” and said the company is now part of his morning reading list, and to MSNBC host Tamron Hall, who called Irin Carmon “the most important blogger of the 2012 election.”

•	Contributor Rebecca Traister won a 2012 Mirror Award for her Salon media commentary.

•	Staff writer love and sex columnist Tracy Clark-Flory was included in “Best Sex Writing of 2011” anthology.

•	Salon exposed two new advertising categories, luxury and insurance, which better positioned the company to close more business in those categories in the future.

•	The company reduced server costs by moving to a shared hosted hardware and cloud-based computing architecture.

Strategic Review

In May 2012, the company embarked on a plan to grow revenue by focusing on its core strengths in news coverage, which will include focusing Salon’s resources on building its audience on Salon.com, mobile phones and tablets, social media networks, and direct advertising revenue. Using real-time data insights, the company will deliver content in a timely manner and ensure readers find what they seek to read. Salon will continue to grow its unique visitors through a combination of editorial enhancements, new site features, and continual technological innovation.

Content Divisions

Salon targets an educated, culturally engaged audience interested in original thinking and reporting on the day’s big stories, and pursues that audience by tightly focusing on three key areas -- Politics, Culture, and Lifestyle, and through definitive, agenda-setting writers , original stories and essays.

Politics
Salon’s political coverage revolves around its big name writers such as Glenn Greenwald, Joan Walsh, Steve Kornacki, Alex Pareene and Irin Carmon. All are frequent cable-news show regulars.  Ms. Walsh and Mr. Kornacki are contract MSNBC contributors.  Mr. Kornacki co-hosts MSNBC’s “The Cycle”. Mr. Greenwald, possibly the leading civil liberties voice in the country, is the author of three New York Times bestsellers; Ms. Walsh is the former Editor-in-Chief of Salon.  New additions to the writer core, Ms. Carmon and Mr. Pareene were both named to Forbes “30 under 30” list last year.

Arts & Entertainment
Salon’s cultural coverage focuses on enthusiastic, extremely literate takes and high-energy discussions about the entertainment world, and frequently interviews major cultural figures including Meryl Streep, Robert DeNiro, Martin Scorsese, George Clooney, Jon Stewart and David Simon. Willa Paskin (TV), Andrew O’Hehir (film), Laura Miller (books) are all experts in their respective fields with established reputations and large followings.

Life
Covered primarily through first-person essays, Salon’s lifestyle coverage explores passionately personal accounts of modern life, from best-selling writers such as Anne Lamott, David Rakoff, Samantha Bee, Dan Savage, Alan Lightmann, Dave Eggers, Curtis Sittenfeld, and Augusten Burroughs to unknowns with electric personal tales. Often, such stories are plucked from Open Salon, Salon’s blog network. Other featured writers in this section include Will Doig who writes the Dream City column, which explores urban ideas and sustainability; Tracy Clark-Flory (love, sex and relationships columnist), and Cary Tennis (advice columnist).

Open Salon
During fiscal year 2009, Salon launched Open Salon.com, a social network for bloggers, with content curated by Salon staff. It allows bloggers to post user profiles, contribute blogs and other content. Open Salon attracts unique users, resulting in increased advertising inventory and lowering its incremental editorial costs.

Expanded Contributor Network

Salon supplements its staff-driven, original work with a burgeoning partnership program with other producers of original, high quality journalism such as GlobalPost, The Nation Institute, ProPublica, Alternet, Print Magazine, MinnPost, The Crime Report, LA Review of Books, Guernica, “Bill Moyers & Co.,” carefully selecting stories with the greatest appeal to Salon readers. The company also relies on the frequent, high-quality contributions of its reader-writers on Open Salon, who write regularly on meaningful, news-driven stories, and have contributed heavily to ongoing Salon series, including “Interview with my Bully” (writers interviewing their childhood bullies); “Pinched” (first-person accounts of recession-era living);  “My Brilliant Second Career” (tales of career reinvention) and “Made” (“the virtue of making stuff”).

Breaking News Division

Salon will continue its award-winning thought leadership and reporting in Politics, Arts & Entertainment and Life, but in fiscal year 2013, the company will be investing in a News division to bring readers the latest news on important topics. The company will be utilizing wires content, images and video, expanded partnerships, and aggregation to curate the best from around the web and deliver engaging content. Through these key content areas, Salon continues to enhance or create new content and features for its users.

Mobile phones and tablets

Web browsers and applications on mobile platforms are a significant area of audience growth and ad revenue in the online news industry. Salon plans to be accessible to users through enhancement of its mobile browser site and launch of mobile phone and tablet apps. The company is developing a mobile content strategy to address mobile content needs that may differ from readers’ needs on desktop computers.

Social media

With the global growth of social networking platforms, their emergence as news innovators, sources of traffic referrals, and distribution platforms, Salon plans to grow its delivery of content to, presence on and integration with social platforms. The company plans to integrate social networking features into the Website, more easily facilitate the sharing of content on social networks, and develop partnerships with social networks.

Content Partnerships

Salon believes it needs fresh content and new ideas to continue to attract readers to its Website.  To this end, Salon has made efforts to initiate partnerships to create content particularly in areas where Salon does not have facilities or experience, such as video content, and various content verticals.  Additionally, Salon has made efforts to identify bloggers who might have a strong affinity with its readers, and who might be interested in moving their sites to Salon in order to gain a greater reach of readership and infrastructure support.

Display Advertising Revenue

Since the end of fiscal year 2007, Salon has increased emphasis on display advertising revenues.  In fiscal year 2013, Salon plans to continue to build out its suite of advertising offerings, improve the technological orientation of the site to attract custom advertising solutions and expand into additional advertising categories. The company will also better optimize the use of ad networks to fully monetize any unsold remnant inventory.

Website Design and Architecture

During the last three years, Salon has improved the look and feel of its Website to increase appeal to its audience.  In April 2012, Salon launched a completely re-designed Website in an effort to accelerate its audience growth, gave increased attention to search engine optimization and referral traffic, improved page loading to deliver news to users faster, improved the company’s Google page rank, improved usability to make it easier for users to find the stories they're looking for, integrated social networking to increase referral traffic from social networks and added modules to better circulate traffic around the site.

The Well

Salon operates The Well, a subscription member-only discussion community. As other online communities and social networks emerged over the years, The Well’s subscriber base dwindled to 2,693, which did not bear financial promise. As a result Salon decided to narrow the company focus and laid-off The Well staff and began to look for a buyer for the property. In addition, discussions with parties interested in potentially buying the domain name have been initiated.

Premium Subscriptions

Salon operates Premium and Core, a subscription service that provides ad-free viewing of the Website. As Salon increased its number of readers to its advertising supported Website, its primary source of revenue was from direct advertising sales. As a result of a continued decline in Premium and Core subscribers, Salon’s subscription service will be terminated and, as of June 2012, new subscriptions and renewals will no longer be accepted. Salon recognizes that its subscription model will continue to be preferred by a small minority of its readers, and will therefore continue the subscription program during this winding down process.

Expanding Gross Margins

Salon has made substantial strides in the past fiscal year to better realign its production costs with its revenue potential in an effort to reach profitability.  Among other measures, the company reduced full-time headcount from 45 in March 2010 to 40 in May 2012 and is continually aiming to match personnel resources to overall business needs given the prevailing advertising market. Additionally, Salon is evaluating opportunities to reduce the expense of its high-quality content by focusing on reducing cost per page and seeking less costly sources of content, including news wires, greater content aggregation and the use of popular articles and blogs from Open Salon.

Revenue Sources

Central to Salon’s strategy is to capitalize on the expected continued shift in spending of advertising budgets to the Web in response to increased desktop computer, mobile and tablet usage. According to the eMarketer, online advertising surpassed newspaper advertising for the first time in 2010. Total online advertising was $32 billion in 2011, which was a 23% increase from 2010, according to the Pew Research Center.

No customer accounted for over 10% of total revenue for the years ended March 31, 2012 and March 31, 2010 with one customer over 10% of total revenue accounted for year ended March 31, 2011, which were as follows (in thousands):

	Year Ended March 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Advertising	$3,010	79%	$3,584	78%	$2,967	69%
Salon Premium	355	9%	472	10%	701	16%
All Other	464	12%	517	12%	623	15%
Total	$3,829	100%	$4,573	100%	$4,291	100%

Salon has generated Internet advertising revenues since its inception in 1995, and this accounted for 79% of revenues in fiscal year 2012.  The Company launched Salon Premium, a subscription service, in April 2001.  Salon Premium was re-branded as Salon Core in fiscal year 2012, and due to a tepid response from readers, was restructured in June 2012.  The Company acquired The Well, its primary source of other revenue, in 1999.  The Well's declining subscriber base, and aging technology led to a decision in June 2012 to restructure the service.  As a result, The Well staff were laid off and current subscriptions will be honored but not renewed upon expiration. On May 29, 2012, Salon entered an Indication of Intent and Confidentiality Agreement with a company that has expressed interest in acquiring the Well.   In addition, discussions with parties interested in potentially buying the domain name have been initiated.

Online advertising, which accounts for the bulk of Salon’s revenue, is subject to broader economic fluctuations, like other forms of advertising, but with a consistent upward bias.  According to the Interactive Advertising Bureau, United States online advertising revenues have grown from $9.6 billion in 2004 to $31.7 billion in 2011 with further double digit gains anticipated in 2012.  That milestone represents a 22 percent increase over 2010’s full-year number, which itself had been a record-breaker at $26 billion.

Central to Salon’s strategy is to capitalize on the expected continued shift in spending of advertising budgets to the Web in response to increased online usage. According to the eMarketer, online advertising surpassed newspaper advertising for the first time in 2010.

An important factor in increasing advertising revenues in future periods is growth in Salon’s audience.  Attracting more unique Website visitors is important to Salon as they generate page views, and each page view becomes a potential platform for serving advertisements.  Ultimately, Salon charges advertisers for a set number of ad impressions viewed by a Website visitor. During fiscal year 2010, management launched a new strategy to increase traffic, including a fresh new site design, more aggressive and timely news coverage and expanded lifestyle coverage in areas such as food, film and books. The strategy began to bear fruit in the fourth quarter ended March 31, 2010, as unique monthly visitors averaged 5.4 million, a 22% increase over the same quarter in the prior fiscal year.  In the fourth quarter ended March 31, 2011, further gains brought average unique monthly visitors to 5.6 million, a 4% increase over the same quarter in the prior fiscal year.  In the fourth quarter ended March 31, 2012, additional gains brought average unique monthly visitors to 7.3 million, a 30% increase over the same quarter in the prior fiscal year.  In fiscal 2011, full year average monthly unique visitors grew by 12% compared to fiscal 2010.  In fiscal 2012, full year average monthly unique visitors grew by 18% compared to fiscal 2011.  Additionally, monthly unique visitors have grown by a cumulative 10% over the past four years.  Aiding the continued growth in unique visitors to Salon’s Website is the general migration of readers to the Internet from print newspapers.  The table below reflects unique monthly visitors to Salon’s Website.

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

Generally, subscriptions to Salon Premium cost between $20 and $45 annually, depending on any associated bundles of promotional items offered.  Benefits of Salon Premium include unrestricted access to Salon’s content with no banners, pop-ups or site pass advertisements, free magazine subscriptions, or other premiums, and the ability to download content in text or PDF format.

Over the past few years, subscriptions have been de-emphasized and this revenue has been declining.  Subscriptions were de-emphasized because trends in Internet media have been away from paid content and the cost of generating a subscriber and maintaining the Premium service did not justify the declining revenue stream.  In June 2012, the service was restructured.  Current memberships will be honored, but not renewed upon expiration.

Salon Premium revenue is recognized ratably over the period that services are provided.  For the year ended March 31, 2012, Salon received $0.3 million in cash and recognized $0.4 million of revenue for this service primarily from approximately 5,900 paid new and renewed one year subscriptions and from approximately 9,900 monthly subscriptions.  For the year ended March 31, 2011, Salon received $0.4 million in cash and recognized $0.5 million of revenue for this service primarily from approximately 7,700 paid new and renewed one year subscriptions and from approximately 9,900 monthly subscriptions.  For the year ended March 31, 2010, Salon received $0.6 million in cash and recognized $0.7 million of revenue for this service primarily from approximately 12,000 paid new and renewed one year subscriptions and from approximately 10,600 monthly subscriptions. Since peaking at 89,100 subscribers in December 2004, paid subscriptions have continued to decline to approximately 10,900 as of March 31, 2011 and approximately 8,100 as of March 31, 2012.  As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals will no longer be accepted, in anticipation of winding down the Company’s subscription service in fiscal 2013.

The other sources of revenue are primarily membership and data storage fees from The Well, an on-line discussion forum.  Revenue is recognized ratably over the subscription period.  The revenues recognized were approximately $0.3 million for each of the years ended March 31, 2012 and 2011, and approximately $0.4 million for the year ended March 31, 2010. On May 29, 2012, Salon entered an Indication of Intent and Confidentiality Agreement with a company that has expressed interest in acquiring the Well.   In addition, discussions with parties interested in potentially buying the domain name have been initiated. Salon also generates nominal revenue from the licensing of content that previously appeared in Salon, for providing links to a third party’s Website offering personals/dating services and from its limited e-commerce activities.

Sales and Marketing

Salon aims to distinguish itself in the marketplace by offering custom, innovative and integrated advertising products that appeal to readers and to seamlessly and organically incorporate the client and their objectives into the site. As such, the company will be building out its suite of ad products, especially in the areas of custom content areas, sponsored content and engagement through social media. These products will allow Salon’s clients to speak to and engage with its passionate, educated and influential audience in a way they have never been able to before. These new ad offerings will allow the company to grow its business without drastically increasing costs.

In 2012, Salon reorganized the Sales team to focus on display advertising and remnant inventory advertising.  In March 2012, Matt Sussberg was appointed Vice President of Sales.

Salon has sales offices in New York City and Los Angeles, with eight advertising sales and operations employees as of March 31, 2012, of which four actively solicit orders.  As of March 31, 2012, Salon has one employee associated with Salon Premium membership activities.

Salon did not incur any advertising expenses for the years ended March 31, 2012 and 2011.  Salon, however, had incurred advertising expenses of $1.2 million for the year ended March 31, 2010.  These advertising expenses primarily represent non-cash expenses from the utilization of advertising credits which Salon acquired in January 2000 from the sale of common stock to Rainbow Media Holdings (“Rainbow”).  During the year ended March 31, 2003, Rainbow transferred a portion of its obligation to provide Salon with advertising credits to National Broadcasting Company (NBC)’s Bravo channel, while still retaining a portion of the overall obligation.  The transfer occurred due to the sale by Cablevision, which owns Rainbow Media Holdings, of its Bravo channel to NBC.  As of December 31, 2009, Salon has fully utilized the ad credits with NBC and Rainbow.

Product Development

Salon recognizes that readers come to the site for online news, reporting, opinion and an engaging, active community of writers, readers and commenters. Users engage with the site through desktop computers, mobile phones and social networking platforms. To meet users’ rapidly evolving online media needs, Salon is continually innovating and developing its website, mobile website and social media presence, by adding new features, design updates and technologies that improve the user experience, speed and search engine optimization. The company is developing an internal culture of innovation where the Edit, Technology and Sales teams collaborate on product development. Salon is currently exploring mobile application development.

Infrastructure and Operations

Salon has created a flexible publishing structure that enables editors to quickly respond to news events and take advantage of the ease of distribution provided by the Internet.  Salon content is deployed on the WordPress publishing platform and captured in a database for reuse in Web and other formats.  The content on Salon’s Website has been structured to facilitate being found by search engines, a key driver in increasing traffic to Salon’s Website.

In fiscal year 2011, Salon migrated from an older proprietary content management system (“CMS”) to WordPress, a newer, faster, easier to use, proprietary CMS that positioned editors to more quickly tell more engaging stories with new tools and features. The new CMS allowed engineers to more quickly build new site features and iterate on existing features more easily.

Salon's systems are designed to handle traffic growth through a tiered content delivery model, leveraging both internal systems and external vendors to maximize uptime.  By delivering most content through a partnership with a large external Content Delivery Network, Salon reduces the load on its own servers by nearly 85%.  A combination of regular automated backups and distributed servers protect the integrity of Salon's data.  By utilizing popular Cloud computing services as the infrastructure for the web servers, Salon is able to dynamically respond to traffic levels, ensuring timely content delivery while minimizing hosting costs.  In addition, the use of dedicated physical hardware maintained at a third-party facility in Sacramento allows for optimal database performance at a fixed, low price point.

Changes to Executive Leadership

In May 2012 there were several changes in Salon’s executive leadership.  Effective May 30, 2012 David Talbot and Norman Blashka resigned. The Board of Directors (“The Board”) appointed Cynthia Jeffers, who had been the Chief Technology Officer, to the position of Chief Executive Officer and a member of The Board. Alex Fernandez, Salon’s Corporate Controller, was appointed to the position of Interim Chief Financial Officer. In April 2012, Matthew Sussberg joined Salon as Vice President of Sales.

Competition

Salon competes for advertising revenues with numerous Websites, with the 50 largest companies attracting an estimated 90% of all the internet advertising dollars according to a recent study by PricewaterhouseCoopers LLC and sponsored by the Interactive Advertising Bureau.  These companies have Websites that include major portals such as Yahoo and AOL, major search engines such as Google and Bing, major social networks such as Facebook and Twitter, and major online media publications such as CNN.com, MSNBC, The Huffington Post, The New York Times, and The Washington Post. Salon also competes with many smaller news and politics–oriented Websites, such as Slate, Gawker, The Daily Beast, Buzzfeed, The Atlantic, Talking Points Memo & Mother Jones and Politico for staff, audience and ad sales.

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

During fiscal 2010, Salon launched a re-designed architecture and Website in an effort to accelerate its growth and gave increased attention to search engine optimization and referral traffic.  Salon plans to continue to focus on developing its audience growth through a combination of editorial enhancements, new products, and more effective use of technology.  Salon has broadened its content by reclassifying its content in five key contents areas.  These are: News, Politics, Arts & Entertainment, Life and Open Salon. Through these five key content areas, Salon continues to enhance or create new content and features for its readers. Further changes are in the process of being implemented.

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

Focus on advertising revenue opportunity while Premium subscriber base declines

Salon generates most of its revenue from advertising on its Website, as well as through subscribers who pay to read its content without ads.  However, as Salon increased its number of readers to its Website, Salon has determined that if its advertising sales team can sell most of its inventory, it will be far more profitable for Salon to drive its readers to its advertising supported Website rather than to a subscription, without-ads Website.  As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals will no longer be accepted, in anticipation of winding down the Company’s subscription service.  Salon recognizes that its subscription model will continue to be preferred by a minority of its readers, and will therefore continue the subscription program during this winding down process.

Since the end of fiscal year 2007, Salon has increased emphasis on advertising revenues.  In fiscal year 2013, Salon plans to continue to provide more creative advertising offerings, improve the technological orientation of the site to attract more non-standard advertising and expand into additional advertising categories, such as video, music and the visual arts. It will also expand and better optimize the use of ad networks to fully monetize any unsold remnant inventory.

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

Expanding Gross Margins

Salon has made substantial strides in the past fiscal year to better realign its production costs with its revenue potential in an effort to reach profitability.  Among other measures, the company reduced full-time headcount from 45 in March 2010 to 41 in March 2011 and is continually aiming to match personnel resources to overall business need given the prevailing advertising market.  The company has increased full-time headcount to 45 as of March 2012.  Additionally, Salon is evaluating opportunities to reduce the expense of its high-quality content by focusing on reducing cost per page and seeking less costly sources of content, including greater content aggregation and the use of popular articles and blogs from Open Salon.

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

Software to maintain and manage Salon Premium was created in-house and upgraded in 2003, again during fiscal year 2007, and a major reprogramming effort was conducted in fiscal year 2010.  A full migration to Aria, an open source content management system was completed in fiscal 2012.

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

Employees

As of March 31, 2012, Salon has 45 full-time employees.  Salon believes its employee relations are good.  No employees of Salon are represented by a labor union or are subject to a collective bargaining agreement.  Salon’s future success is highly dependent on the ability to attract, hire, retain and motivate qualified personnel.

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

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions primarily from related parties to fund operations.  The related parties are generally John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s former President and Chief Executive Officer, Elizabeth Hambrecht, a Director of the Company.  During the year ended March 31, 2012, related parties provided approximately $3.1 million in cash advances to fund Salon’s operations.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $26.1 million in potential sales proceeds as of March 31, 2012, which includes the effect of undeclared dividends of $7.2 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $26.1 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $26.1 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

Salon has historically lacked significant revenues and has a history of losses

Salon has a history of significant losses and expects to incur an operating loss, based on generally accepted accounting principles, for its fiscal year ending March 31, 2013.  Salon expects to turn cash flow positive during fiscal year 2013.  Once Salon attains profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If revenues grow slower than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2010, 2011 and 2012, included a “going-concern” audit opinion on the consolidated financial statements for those years.  The audit opinions report substantial doubt about Salon’s ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability.  As a result of the “going-concern” opinions, Salon’s stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

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

Salon’s quarterly operating results are volatile and may adversely affect its common stock price

Salon’s future revenues and operating results, in accordance with both generally accepted accounting principles in the United States (“GAAP”) and non-GAAP, are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside Salon’s control, and any of which could severely harm Salon’s business. These factors include:

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

Salon’s technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website, reduced advertising revenues, or a loss of Premium subscribers

Salon is constantly upgrading its technology to manage its Website, and during the last year redesigned its Website homepage and vertical sections.  In addition, it is creating technology for new products that Salon expects to launch during its next fiscal year.  If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery and subscription management, its Website or subscription management systems may not operate properly, which could harm Salon’s business.  Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes.  Delays in software development processes are common, as are project failures, and either factor could harm Salon’s business.  Moreover, complex software products such as its online publishing and subscription management systems frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected.  Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.   Properties

Salon leases 8,623 square feet of office space at 101 Spear Street, San Francisco, California, where it is headquartered.  The lease for the San Francisco office will terminate in February 2014.  In September 2011, part of the office space was sub-leased to a third party entity through September 2012.  Salon also leases 4,000 square feet of office space at 260 West 36th Street, 9th Floor, New York, NY through July 2014 and a smaller office at 300 Manhattan Beach Blvd., Manhattan Beach, CA, through May 2013.  In addition, Salon sublets 150 square feet of office space at 1666 Connecticut Avenue, NW, Washington, DC. The sublease for the Washington office will terminate in December 2012. Salon also rents minimal space to host its servers in Sacramento, California.

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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Information with respect to the quarterly high and low sales prices for Salon’s common stock, ticker symbol SLNM.PK, for its fiscal years 2012 and 2011, based on sales transactions reported by the OTC (Over-The-Counter) Bulletin Board is provided below:

	Fiscal Year Ended March 31, 2012		Fiscal Year Ended March 31, 2011
For the quarter ended	High	Low	High	Low
June 30	0.11	0.10	0.34	0.03
September 30	0.47	0.10	0.80	0.03
December 31	0.50	0.02	0.79	0.10
March 31	0.50	0.05	0.50	0.10

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

There were 53 active holders of record of Salon common stock as of June 1, 2012.  This number was derived from Salon’s stockholder records, and does not include beneficial owners of Salon’s voting common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.  The closing price of Salon’s common stock on June 1, 2012 was $0.10 per share.

Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

Salon has never repurchased any of its equity securities.

Equity Compensation Plan Information

The following table provides information about Salon’s common stock that may be issued upon the exercise of options and rights under all of Salon’s existing equity compensation plans as of March 31, 2012, including the Salon Internet, Inc. 1995 Stock Option Plan, the Salon Media Group, Inc. 2004 Stock Plan, the Salon Media Group, Inc. Non-Plan Stock Agreement and the 1999 Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	5,038,925	$0.25	1,089,778

Equity compensation plans not approved by security holders	50,000	$0.35	None

Total	5,088,925	N/A	1,089,778

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

Stock Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on Salon Media Group Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, and a customized peer group of four companies that includes: Edgar Online Inc., Quepasa Corp., TheStreet Inc. and Tucows Inc.  The graph assumes that the value of the investment in the company's common stock, in the peer group and the index (including reinvestment of dividends) was $100 on March 31, 2007 and tracks it through March 31, 2012.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.   Selected Consolidated Financial Data

	Dollar amounts in thousands, except per share
Year Ended March 31,	2012	2011	2010	2009	2008

Net revenues	$3,829	$4,573	$4,291	$6,874	$7,513
Net loss	$(4,098)	$(2,584)	$(4,861)	$(4,699)	$(3,409)
Net loss attributable to common stockholders (1)	$(4,098)	$(2,584)	$(4,861)	$(4,699)	$(3,463)
Basic and diluted net loss per shareattributable to common stockholders	$(1.25)	$(0.84)	$(2.30)	$(2.34)	$(1.79)
Weighted average common shares outstanding used in computing per share amounts (thousands)	3,283	3,086	2,116	2,008	1,940
Cash and cash equivalents	$130	$386	$216	$371	$818
Prepaid advertising rights	$-	$-	$-	$1,225	$2,131
Total assets	$1,557	$1,636	$1,627	$3,330	$4,616
Total long-term liabilities	$122	$1,380	$3,030	$2,706	$600

(1)            The net losses attributable to common stockholders for the years ended March 31, 2012, 2011, 2010 and 2009 do not include a preferred deemed dividend as there were no deemed dividend changes. The net loss attributable to common stockholders for the year ended March 31, 2008 includes a preferred deemed dividend charge of $54 from the issuance of Series D preferred stock.  The charge represents the difference between the offering price of Salon’s Series D preferred stock and the fair value of Salon’s common stock into which the preferred stock was convertible on the date of the transaction and the value of the warrants issued in the transaction.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Salon is an online news and social networking company and an Internet publishing pioneer.  Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment.  Committed to interactivity, the Website also hosts Open Salon, a social network for bloggers.  In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

Sources of Revenue

The most significant portion of Salon’s revenues is derived from advertising from the sale of promotional space on its Website.  The sale of promotional space is generally less than ninety days in duration.  Advertising units sold include “rich media” streaming advertisements, as well as traditional banner and pop-up advertisements.

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  This source of revenue has been decreasing since Salon’s quarter ended December 31, 2004 when paid subscriptions peaked at approximately 89,100 and have since decreased to approximately 8,100 as of March 31, 2012.  Salon expects this downward trend to continue, as it is placing greater emphasis on its advertising sales to generate revenue. In June 2012, Salon refocused its strategy on its core Salon.com website, and made the decision to restructure and eliminate certain non core initiatives.  As a result, Salon laid-off Well staff associated with its online discussion forum, The Well and began to look for a buyer for the property and stopped accepting renewals and new subcriptions for its premium subscription business.

Revenue from membership to The Well has been recognized ratably over the subscription period.  Salon also generates nominal revenue from the licensing of content that previously appeared in Salon’s Website, for hosting links to a third party’s personals/dating Websites, and operating its emerging e-commerce activities.

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

Stock Based Compensation

Salon recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

Salon recognized stock-based compensation expense of $311,000 and $295,000 during the years ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, Salon had an aggregate of $145,000 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock-based compensation balance to be amortized as follows: $103,000 during fiscal 2013; $27,000 during fiscal 2014; $10,000 during fiscal 2015 and $5,000 during fiscal 2016.  The expected amortization reflects only outstanding stock option awards as of March 31, 2012.  Salon expects to continue to issue stock-based awards to its employees in future periods.

The full impact of stock-based compensation in the future is dependent upon, among other things, the timing of when Salon hires additional employees, the effect of new long-term incentive strategies involving stock-based awards in order to continue to attract and retain employees, the total number of stock-based awards granted, the fair value of the stock awards at the time of grant and the tax benefit that Salon may or may not receive from stock-based expenses.  Additionally, stock-based compensation requires the use of an option-pricing model to determine the fair value of stock option awards.  This determination of fair value is affected by Salon’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, Salon’s expected stock price volatility over the term of the awards.

Liquidity

Salon has incurred significant net losses and negative cash flows from operations since its inception.  As of March 31, 2012, Salon had an accumulated deficit of $112.5 million.  These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock, bank debt, from the issuance of convertible notes payable and other advances from related parties.

Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2012, March 31, 2011 and March 31, 2010 has included a paragraph in their report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

Income Taxes

Salon has not recorded a provision for federal or state income taxes since inception due to recurring operating losses.  At March 31, 2012, Salon had net operating loss carryforwards of $81.5 million for federal income tax purposes that begin to expire in March 2016, and $22.0 million for California income tax purposes.  As Salon has been incurring tax losses, $2.1 million of California net operating loss carryforwards expired as of March 31, 2012, and if Salon were to incur a tax loss for the year ending March 31, 2013, an additional $1.8 million operating loss carryforward will expire.  Utilization of Salon’s net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California State provisions.  Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.  A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets.  The net valuation allowance increased $0.3 million during the year ended March 31, 2012 to $29.4 million.  Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded.  These factors include Salon’s history of net losses since inception and expected near-term future losses.

Revenue Recognition

Salon recognizes revenues once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.  Revenues are recognized ratably in the period over which Salon’s obligations are fulfilled.  Payments received before Salon’s obligations are fulfilled are classified as “Deferred revenue” in Salon’s consolidated balance sheet.

Advertising revenues, derived from the sale of promotional space on its Website, comprised 79%, 78%, and 69% of Salon’s revenues, respectively for the years ended March 31, 2012, 2011 and 2010.  The duration of the advertisements are generally short term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

Salon offers The Well as a monthly subscription service for access to online discussion forums.  Revenue is recognized ratably over the subscription period. The Well's declining subscriber base, and aging technology led to a decision in June 2012 to restructure the service.  As a result, The Well staff were laid off and current subscriptions will be honored but not renewed upon expiration.  On May 29, 2012, Salon entered an Indication of Intent and Confidentiality Agreement with a company that has expressed interest in acquiring the Well.   In addition, discussions with parties interested in potentially buying the domain name have been initiated.

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

Goodwill

Salon has $0.2 million of goodwill remaining from a purchase of The Well in March 1999.  This asset is tested for impairment at least annually and has not been found to be impaired.

Results of Operations

Fiscal Years Ended March 31, 2012 and 2011

Net Revenues

Salon’s net revenue decreased 16% to $3.8 million in the year ended March 31, 2012 from $4.6 million in the year ended March 31, 2011.

Advertising revenues decreased 16% to $3.0 million for the year ended March 31, 2012 from $3.6 million for the year ended March 31, 2011, mainly due to stronger online presence from other competitive companies.

Salon Premium subscription revenues decreased by 25% to $0.4 million for the year ended March 31, 2012 from $0.5 million for the year ended March 31, 2011.  The drop in Salon Premium revenues recognized for the year ended March 31, 2012 compared to the year ended March 31, 2011 is attributable to a substantial reduction in the number of new subscribers.  Salon acquired approximately 5,900 paid one-year subscriptions for the year ended March 31, 2012 compared to approximately 7,700 for the year ended March 31, 2011.  As a result, the number of paid subscribers decreased from approximately 10,900 at March 31, 2011 to approximately 8,100 at March 31, 2012.  As a result of this trend, Salon has continued to emphasize increasing advertising income over promoting Premium subscriptions.

An important factor in increasing advertising revenues in future periods, including Salon’s typically peak third quarter ending December 31, is attracting more unique visitors to Salon’s Website.  Attracting more unique Website visitors is important to Salon as they generate page views, and each page view becomes a potential platform for serving advertisements.  Ultimately, Salon charges advertisers based on a set number of impressions viewed by Website visitors.  Due to various factors, including concerted efforts to make Salon’s content more accessible to readers by auto launching the site pass, a better optimized Website to facilitate appearance in search engine results, and increasing the quantity of content, the average number of unique monthly Website grew by 18% for the full year, to approximately 6.4 million.  Aiding the continued growth in unique visitors to Salon’s Website is the migration of readers to the Internet from print newspapers.

All other sources of revenue were $0.5 million for each of the years ended March 31, 2012 and March 31, 2011.  Approximately 76% of this revenue was derived from subscriptions to the Well, an online discussion forum.

Production and Content Expenses

Production and content expenses during the year ended March 31, 2012 were $3.5 million versus $3.2 million for the year ended March 31, 2011, an increase of $0.3 million.  The 9% increase primarily reflects costs for launching the new Salon Studio platform which features original video, music and art contents.

Sales and Marketing Expenses

Sales and marketing expenses during the year ended March 31, 2012 remained flat from one year ago at approximately $1.5 million.

Information Technology Support Expenses

Information technology support expenses during the year ended March 31, 2012 were $1.0 million, an increase of $0.1 million.  The 7% increase is primarily attributed to higher consulting fees, increased wages and recruiting fees and the additional costs of software.

General and Administrative Expenses

General and administrative expenses during the year ended March 31, 2012 were $1.6 million versus $1.3 million for the year ended March 31, 2011, an increase of $0.3 million.  The 22% increase was primarily attributed to sales taxes and higher consulting and legal fees.

Interest Expense

Interest expense during the year ended March 31, 2012 remained flat from one year ago at approximately $0.3 million.  The minimal increase was due to higher accrued interest costs for Salon’s bank debt, convertible promissory notes and sales taxes.

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

Interest Expense

Interest expense for the year ended March 31, 2011 increased slightly to approximately $0.3 million from $0.2 million one year ago, due to higher accrued interest costs for Salon’s bank debt, convertible promissory notes and state taxes.

Liquidity and Capital Resources

Net cash used in operations was $3.2 million for the year ended March 31, 2012, $2.0 million for the year ended March 31, 2011 and $2.6 million for the year ended March 31, 2010.  The principal use of cash during the years ended March 31, 2012, 2011 and 2010 was to meet the Company’s operating deficits.

Net cash used in investing activities was immaterial for each of the years ended March 31, 2012, 2011 and 2010.  The approximately $0.1 million net cash used during the year ended March 31, 2012 was to fund the acquisition of computers, video and office equipment for Salon Studio.

                For each of the respective years ended March 31, 2012, 2011 and 2010, net cash provided from financing activities was $3.0 million, $2.2 million and $2.5 million, consisting primarily of long-term borrowings from related parties and convertible promissory notes.

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

As of March 31, 2012, Salon has one outstanding capital lease on computer equipment and does not anticipate entering into similar debt instruments during its year ending March 31, 2013.  The following summarizes Salon’s contractual obligations as of March 31, 2012, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,045	$522	$523	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	182	182	-	-	-
Related party advances	8,105	8,105	-	-	-
Convertible notes principal	3,106	3,106	-	-	-
Convertible notes interest	92	92	-	-	-
Total	$13,530	$13,007	$523	$-	$-

Capital requirements

Salon has a history of significant losses and expects to incur a net loss from operations for its year ending March 31, 2013.  Because of past losses, an anticipated loss next year and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for the years ended March 31, 2012, March 31, 2011 and March 31, 2010 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern.  During the last three years, Salon has relied on cash from bank debt, the issuance of convertible notes and preferred stock, and related party advances to meet its cash requirements.

 Based on current cash projections for next year, which contemplate a smaller operating loss, positive cash flow generation in the second half of the year, and takes into account $1.5 million in related party advances received subsequent to year end, Salon estimates it will require approximately $1.5 to $2.5 million in additional funding to meet its operating needs.  During fiscal 2010, in the face of reduced revenues resulting from the recession’s impact on advertising budgets, the Company implemented significant organizational changes that lowered its breakeven level.  Additional cost savings achieved in fiscal years 2011 and 2012 have further reduced fixed costs.  On May 31, 2012, after a thorough analysis of operations, a total of six staff from The Well, Salon Studio and Core were laid off. Total severance costs are estimated to be $0.2 million.  However, if planned revenues are less than expected, then Salon will not meet its operating targets and the projected cash shortfall may be higher.  Salon is in discussions with potential investors, including related parties, to obtain additional funding, and has engaged an investment banker to facilitate these efforts.  There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements

Salon has no off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)).  ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements.  ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price.  The Company adopted this guidance during fiscal year 2012, and it did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 provides companies with guidance to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards.   These qualitative factors include macroeconomic conditions (such as limitations on accessing capital, developments in equity and credit markets, etc.), industry and market conditions (such as increased competitive environment, change in regulatory environment, change in market for a product, etc.), cost factors (such as increase in cost of labor and materials), overall financial performance, litigation, changes in key personnel, and sustained decrease in share price.  For the year ended March 31, 2012, the Company adopted this guidance and did not identify any potential impairment to its goodwill.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million, plus accrued interest, at a rate of prime less 0.25% which will subject Salon to interest rate risk. The line of credit has been fully drawn as of March 31, 2012 and is guaranteed by Salon’s Chairman.  Rates remained at a constant level throughout most of fiscal year 2012.  Salon feels that the impact of the risk of future rate increases will not have a material impact.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Salon Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Salon Media Group, Inc. and its subsidiaries (“the Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for each of the three years in the period ended March 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor have we been engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salon Media Group, Inc. and its subsidiaries as of March 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $112.5 million at March 31, 2012.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
June 28, 2012

SALON MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$130	$386
Accounts receivable, net of allowance of $62 and $57	783	728
Prepaid expenses and other current assets	194	73
Total current assets	1,107	1,187

Property and equipment, net	92	127
Other assets, principally deposits	158	122
Goodwill	200	200
Total assets	$1,557	$1,636
Liabilities and Stockholders’ Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Advances from related parties	8,105	5,055
Convertible notes	3,106	1,733
Accounts payable and accrued liabilities	1,847	1,237
Deferred revenue	165	233
Total current liabilities	14,223	9,258

Convertible notes payable, less current portion	-	1,156
Deferred rent	123	224
Total liabilities	14,346	10,638
Commitments and contingencies (Note 9)

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 9,404 shares issued and outstanding at March 31, 2012 and March 31, 2011 (liquidation value of $26,149 at March 31, 2012 and and $25,356 at March 31, 2011)	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized, 3,282,576 shares issued and outstanding at March 31, 2012 and March 31, 2011	3	3
Additional paid-in capital	99,737	99,426
Accumulated deficit	(112,529)	(108,431)
Total stockholders’ (deficit)	(12,789)	(9,002)
Total liabilities and stockholders’ (deficit)	$1,557	$1,636

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,
	2012	2011	2010

Net revenues	$3,829	$4,573	$4,291

Operating expenses:
Production and content	3,466	3,182	3,698
Sales and marketing	1,517	1,463	2,738
Information technology support	974	914	861
General and administrative	1,638	1,343	1,613
Total operating expenses	7,595	6,902	8,910

Loss from operations	(3,766)	(2,329)	(4,619)

Interest expense	(332)	(255)	(242)
Net loss	$(4,098)	$(2,584)	$(4,861)

Basic and diluted net loss per share attributable to common stockholders	$(1.25)	$(0.84)	$(2.30)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	3,283	3,086	2,116

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
(in thousands, except preferred stock shares)

	Preferred		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2009	9,467	$-	2,021	$2	$98,564	$(100,986)	$(2,420)

Shares issued under restricted stock plans	-	-	526	-	-	-	-
Shares of common stock cancelled	-	-	(109)	-	-	-	-
Stock-based compensation	-	-	-	-	441	-	441
Net loss and comprehensive loss	-	-	-	-	-	(4,861)	(4,861)
Balance, March 31, 2010	9,467	-	2,438	2	99,005	(105,847)	(6,840)

Preferred shares surrendered	(63)	-	-	-	-	-	-
Shares issued under restricted stock plans	-	-	845	1	126	-	127
Stock-based compensation	-	-	-	-	295	-	295
Net loss and comprehensive loss	-	-	-	-	-	(2,584)	(2,584)
Balance, March 31, 2011	9,404	-	3,283	3	99,426	(108,431)	(9,002)

Stock-based compensation	-	-	-	-	311	-	311
Net loss and comprehensive loss	-	-	-	-	-	(4,098)	(4,098)
Balance, March 31, 2012	9,404	$-	3,283	$3	$99,737	$(112,529)	$(12,789)

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(4,098)	$(2,584)	$(4,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	-	2	1
Stock-based compensation	311	295	379
Depreciation and amortization	92	207	227
Prepaid advertising rights usage	-	-	1,225
Changes in assets and liabilities:
Accounts receivable	(55)	(22)	180
Prepaid expenses, other assets	(156)	11	(3)
Accounts payable, accrued liabilities and deferred rent	725	152	391
Deferred revenue	(68)	(105)	(132)
Net cash used in operating activities	(3,249)	(2,044)	(2,593)

Cash flows from investing activities:
Purchase of property and equipment	(57)	(37)	(82)
Net cash used in investing activities	(57)	(37)	(82)

Cash flows from financing activities:
Proceeds from short-term borrowings and advances	3,050	2,255	2,550
Capital lease payments	-	(4)	(30)
Net cash provided by financing activities	3,050	2,251	2,520
Net (decrease) increase in cash	(256)	170	(155)
Cash at beginning of year	386	216	371

Cash at end of year	$130	$386	$216
Amount paid for interest	$-	$3	$9
Supplemental schedule of non-cash investing and financing activities:
Conversion of accrued interest for convertible notes payable	$217	$202	$187

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at March 31, 2012 of $112,528.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2013.  During the last three years, Salon has relied on cash from the issuance of bank debt, convertible notes and preferred stock, and related-party advances to meet its cash requirements.  Based on current cash projections for next year, which contemplate a smaller operating loss, positive cash flow generation in the second half of the year, and takes into account $1.5 million in related party advances received subsequent to year end, Salon estimates it will require between $1.5 to $2.5 million in additional funding to meet its operating needs. During fiscal year 2010, in the face of reduced revenues resulting from the recession’s impact on advertising budgets, the Company implemented significant organizational changes which lowered its breakeven level.  Additional cost savings achieved in fiscal years 2011 and 2012 have further reduced fixed costs.  However, if planned revenues are less than expected, then we will not meet our operating targets and our projected cash shortfall may be higher.  Salon is in discussions with potential investors, including related parties, to obtain additional funding, and has engaged an investment banker to facilitate these efforts.  There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation

The consolidated financial statements include the accounts of Salon and its wholly owned subsidiaries, which are not active.  All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Segment and enterprise-wide reporting

Salon discloses segment enterprise-wide information in accordance with accounting standards codification (ASC) 280, Segment Reporting.  Based upon definitions contained within ASC 280, management has determined that Salon operates in one segment.  In addition, virtually all revenues are in the United States, and all of the long-lived assets are located within the United States.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit with banks and investments that are readily convertible into cash and have original maturities of three months or less. There were no cash equivalents at March 31, 2012 and 2011.

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

Property and equipment, net

Property and equipment are recorded at cost.  Maintenance, repairs and minor renewals are expensed as incurred.  Depreciation is provided on a straight-line basis over the useful lives of the asset, principally three years for computer hardware and software, and five years for furniture and office equipment.  Depreciation of leasehold improvements is provided on a straight-line basis over the useful life of the asset or the term of the lease, whichever is shorter.  When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income or loss.

Software development costs

Information technology support expenses to develop new product offerings for internal use, such as Open Salon, are capitalized as software development costs and amortized over the expected useful live.  Salon has capitalized $95 of expenditures through March 31, 2009, the unamortized portion of which is included with property and equipment.  No expenses were capitalized in fiscal year 2011 or 2010.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Goodwill

Goodwill is recorded at cost and tested for impairment annually during the quarter ending March 31, or earlier as warranted by events or changes in circumstances.

Impairment of long-lived assets

Salon periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  At the occurrence of an event or change in circumstances, Salon evaluates the potential impairment of an asset based on the estimated future undiscounted cash flows attributable to such assets.  In the event impairment exists, Salon will measure the amount of such impairment based on the present value of the estimated future cash flows using a discount rate commensurate with the risks involved.  No impairment was recorded for any period presented.

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

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources.  There were no differences between the net loss for the years ended March 31, 2012, 2011 and 2010 and comprehensive loss for those periods.

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

Net loss per share

Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Year Ended March 31,
	2012	2011	2010
Numerator:
Net loss attributable to common stockholders	$(4,098)	$(2,584)	$(4,861)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	3,283,000	3,086,000	2,116,000

Basic and diluted net loss per share attributable to common stockholders	$(1.25)	$(0.84)	$(2.30)

Antidilutive securities including options, warrants and convertible notes and preferred stock not included in loss per share calculation	18,015,000	18,142,000	18,238,000

Financial instruments

The carrying amounts of Salon’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities.  Fair value of capital lease obligations, if any, approximates carrying value since they bear interest at current market rates. The fair value of long- term convertible notes and advances is less than book value, but due to many factors, fair value is undeterminable at this time.

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

Concentrations of credit risk

Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral.  Salon provides an allowance for credit losses that it periodically adjusts to reflect management’s expectations of future losses.  Two customers accounted for approximately 32% of trade accounts receivable at March 31, 2012.  Three customers accounted for approximately 46% of trade accounts receivable at March 31, 2011.  No customer accounted for 10% or more of total revenue for each of the fiscal years ended March 31, 2012 and March 31, 2010.  One customer accounted for more than 10% of total revenue for fiscal year ended March 31, 2011.

Recent accounting pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. The Company adopted this guidance during fiscal year 2012, and it did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 provides companies with guidance to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards.   These qualitative factors include macroeconomic conditions (such as limitations on accessing capital, developments in equity and credit markets, etc.), industry and market conditions (such as increased competitive environment, change in regulatory environment, change in market for a product, etc.), cost factors (such as increase in cost of labor and materials), overall financial performance, litigation, changes in key personnel, and sustained decrease in share price.  For the year ended March 31, 2012, the Company adopted this guidance and did not identify any potential impairment to its goodwill.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Reclassifications

Certain reclassifications, not affecting previously reported net loss, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

Note 3. Goodwill

In accordance with Accounting Standards Codification (ASC) 360, Goodwill is not amortized but is tested for impairment annually during the Company’s fourth quarter, or when events and circumstance occur indicating that the asset might be impaired.  The carrying value of goodwill at March 31, 2012 and March 31, 2011 was $200 and was not found to be impaired. On May 29, 2012, Salon entered an Indication of Intent and Confidentiality Agreement with a company that has expressed interest in acquiring the Well.

Note 4. Property and Equipment

	Year Ended March 31,
	2012	2011
Property and equipment, net
Computer hardware and software	$1,439	$1,404
Leasehold improvements	82	82
Furniture and office equipment	295	273
	1,816	1,759
Less accumulated depreciation and amortization	(1,724)	(1,632)
	$92	$127

Depreciation and amortization expense for the years ended March 31, 2012, 2011 and 2010 was $92, $207, and $227 respectively.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 5.  Borrowing Agreements

Short-term borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%.  The agreement is guaranteed in its entirety by Salon’s Chairman.  The line of credit has been fully drawn as of March 31, 2012 and 2011.  Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.  Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of March 31, 2012, and 2011, accrued interest on bank debt totals $182 and $148, respectively.  During the fiscal years ended March 31, 2012 and 2011, the weighted average interest rate on the Company’s short-term borrowings was 3%.

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

For all of the convertible notes described above with an original maturity date of March 31, 2012, the Company and each of the lenders agreed to extend the maturity dates therein to October 31, 2012. All other terms remained unchanged.

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

As of March 31, 2012 and 2011, convertible notes payable totaled $3,106 and $2,889, inclusive of $606 and $389, respectively, in notes issued as payment in kind of accrued interest thereon.  As of March 31, 2012 and 2011, related parties hold $2,485 and $2,311 of such notes and aggregate related party interest expense totaled $132 and $170, respectively.

Related Party Advances

As of March 31, 2012 and 2011, the Company has received $8.1 million and $5.1 million in unsecured, interest-free cash advances, including $6.1 million and $3.2 million from the Company’s Chairman and $2.0 million and $1.9 million, respectively, from the father of Salon’s former CEO.  Subsequent to year end, the Company’s Chairman advanced an additional $1.5 million, to be used for working capital.  This debt is payable on demand, and is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 6. Accounts Payable and Accrued Liabilities

	Year Ended March 31,
	2012	2011
Accounts payable and accrued liabilities
Accounts payable	$480	$337
Salaries and wages payable	265	230
Accrued services	11	22
Capital lease, current portion	-	4
Accrued interest	778	549
Other accrued expenses	313	95
	$1,847	$1,237

Note 7.  401(k) Savings Plan

Salon’s 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms.  Participants may contribute from 1% to 20% of compensation, subject to statutory limitations.  Employer matching contributions are discretionary based on a certain percentage of a participant’s contributions as determined by management of Salon.  Salon has not made any discretionary contributions to the 401(k) Plan through March 31, 2012.

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

As of March 31, 2012, Salon has approximately 1,579,000 shares authorized to be issued under the 2004 Plan of which approximately 1,090,000 shares remain available for future grant.

Stock based compensation expense recognized for the years ended March 31, 2012, 2011 and 2010 was $311, $295 and $379, which consisted of stock-based compensation expense related to stock options and restricted stock.

As of March 31, 2012, the aggregate stock compensation remaining to be amortized to expenses was $145. Salon expects this stock-based compensation balance to be amortized as follows: $103 during fiscal 2013; $27 during fiscal 2014; $10 during fiscal 2015 and $5 during fiscal 2016.  The expected amortization reflects only outstanding stock option awards as of March 31, 2012.

No amounts were recorded relating to excess tax benefits from the exercise of stock-based compensation awards during the year ended March 31, 2012, and as a result there were no differences in net cash used in operating and financing activities.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Year Ended March 31,
	2012	2011	2010
Risk-free interest rates	0.65 – 1.15%	1.25 – 1.70%	1.52 – 2.05%
Expected lives (in years)	4	4	4
Expected volatility	332 – 394%	254 – 279%	156 – 209%
Dividend yield	0.0%	0.0%	0.0%

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

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

The following table summarizes activity under Salon’s plans for the years ended March 31, 2010, 2011 and 2012:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of April 1, 2009	2,440,000	$.035		$0
Granted	3.391,000	$0.15
Expired or forfeited	(321,000)	$0.39
Outstanding at March 31, 2010	5,510,000	$0.23	8.2	$0
Exercisable at March 31, 2010	1,937,000	$0.31		$0
Vested and expected to vest at March 31, 2010	3,391,000	$0.22	8.8	$0

Outstanding as of April 1, 2010	5,510,000	$0.23		$0
Granted	304,000	$0.11
Expired or forfeited	(442,000)	$0.20
Outstanding at March 31, 2011	5,372,000	$0.23	7.3	$1,459
Exercisable at March 31, 2011	3,280,000	$0.26	6.6	$799
Vested and expected to vest at March 31, 2011	3,394,000	$0.20	8.1	$1,019

Outstanding as of April 1, 2011	5,372,000	$0.23		$0
Granted	661,000	$0.35
Expired or forfeited	(944,000)	$0.20
Outstanding at March 31, 2012	5,089,000	$0.25	6.7	$1,289
Exercisable at March 31, 2012	3,970,000	$0.26	6.2	$979
Vested and Expected to vest at March 31, 2012	4,843,000	$0.25	6.7	$1,214

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

The following table summarizes information about stock options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.05 - $0.08	178,000	9.8	$0.05	3,000	$0.08
$0.10 - $0.12	1,715,000	7.7	$0.12	1,181,000	$0.12
$0.16 - $0.20	840,000	7.1	$0.20	831,000	$0.20
$0.29 - $0.35	1,876,000	4.7	$0.35	1,752,000	$0.35
$0.45 - $0.45	477,000	9.4	$0.45	200,000	$0.45
$5.20 - $5.20	3,000	3.1	$5.20	3,000	$5.20
	5,089,000	6.7	$0.25	3,970,000	$0.26

The weighted average fair value per share of the stock option awards in the years ended March 31, 2012, 2011 and 2010 was $0.35, $0.11, and $0.14, respectively.  The weighted average fair value of options vested during the years ended March 31, 2012, 2011 and 2010 was $0.28, $0.31 and $0.33 per share, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2012, 2011 and 2010 were nil as none were exercised.

Note 9.  Commitments and Contingencies

Salon has operating lease agreements for its office space in San Francisco, CA that expires in February 2014, and for its office in Manhattan Beach, CA that expires in May 2013.  In addition, Salon’s operating lease agreement for its office space in New York will expire in July 2014.  Salon also sublets office space in Washington, DC that expires in December 2012. Rent expense under operating lease agreements was $434, $463 and $488 for the years ended March 31, 2012, 2011 and 2010 respectively.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Total future minimum payments under operating and capital leases, short-term borrowing and convertible notes in effect at March 31, 2012 are as follows:

Payments Due By Period

	Payments Due By Period
	Total	Year 1	Year 2	Year 3	Year 4
Operating leases	$1,045	$522	$523	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	182	182	-	-	-
Related party advances	8,105	8,105	-	-	-
Convertible notes principal	3,106	3,106	-	-	-
Convertible notes interest	92	92	-	-	-
Total	$13,530	$13,007	$523	$-	$-

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

Salon has entered into employment agreements with certain key executives under which severance payments in the aggregate amount of approximately $100 would become due and payable in the event of their termination for other than cause or as a result of a change in control.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Note 10. Income Taxes

Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurred operating losses.  At March 31, 2012, Salon has net operating loss carry-forwards of $81,517 and $22,037 for Federal and California purposes, respectively, available to reduce future taxable income, if any.  During the year ended March 31, 2012, $2,094 of California net operating loss carry-forwards expired and additional $1,759 is due to expire as of March 31, 2013, with the balance expiring over time thereafter if not utilized beforehand.  The federal net operating loss carry-forwards begin to expire on March 31, 2016 if not utilized beforehand.

At March 31, 2012, Salon has research and development credit carry-forward of $9 for California income tax purposes.  The research and development credit carry-forward for Federal income tax purposes expired on March 31, 2012, and the California credits carry forward indefinitely.

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

Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31,
	2012	2011
Net operating losses	$29,001	$28,580
Other	432	512
Total deferred tax assets	29,433	29,092
Valuation allowance	(29,433)	(29,092)
Net deferred tax asset	$-	$-

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets.  The difference between Salon’s effective income tax rate and the federal statutory (34%) rate is as follows:

	Year Ended March 31,
	2012	2011	2010
Statutory tax benefit	$(1,393)	$(879)	$(1,610)
State taxes, net of federal benefit	(239)	(151)	(276)
Permanent differences	102	93	179
Other	1,189	84	128
Total	(341)	(853)	(1,579)
Change in valuation allowance	341	853	1,579
	$-	$-	$-

Note 11. Preferred Stock

During the year ended March 31, 2011, sixty-three shares of Series A preferred stock were surrendered by one stockholder in a non-cash transaction.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

Following the above transactions and the 20:1 reverse stock split of November 15, 2006, the conversion rate and common equivalent shares of Salon’s preferred stock is as follows as of March 31, 2012:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series A	612	$4,000	1.782	1,373,442
Series B	125	$4,000	1.476	338,651
Series C	6,582	$800	0.785	6,706,607
Series D-1	417	$1,200	1.682	297,454
Series D-2	417	$1,200	1.941	257,757
Series D-3
Issued on 12/21/05	209	$1,200	1.682	149,084
Issued on 07/27/06	208	$1,200	2.150	116,112
Series D-4
Issued on 07/27/06	42	$1,200	2.150	23,445
Issued on 09/21/06	333	$1,200	1.564	255,461
Issued on 12/18/06	42	$1,200	0.888	56,739
Series D-5
Issued on 12/18/06	125	$1,200	0.888	168,868
Issued on 11/19/07	292	$1,200	1.401	250,099
Total	9,404			9,993,719

The Series A, B, C and D preferred stock conversion rate is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon stock issuances.

SALON MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of March 31, 2012, no dividend has been declared to the holders of preferred stock.

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

Note 12. Subsequent Events

Subsequent to year end, the Company has received $1.5 million in unsecured, interest-free cash advances from the Company’s Chairman and the father of Salon’s former CEO. This debt is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

On May 29, 2012, the Board of Directors of the Company (the “Board”) accepted the resignation of Mr. David Talbot as the Company’s Chief Executive Officer and appointed Ms. Cynthia Jeffers to serve as the Company’s Chief Executive Officer in place of Mr. Talbot, in each case effective as of May 30, 2012.

Ms. Cynthia Jeffers, age 38, has been serving as the Company's Chief Technology Officer since May 7, 2012, and will continue to hold such position. She previously served for two years as Technical Director at the Huffington Post, which was acquired by AOL Inc.  Prior to this, Ms. Jeffers worked as a researcher at Distance Lab, a technology research lab in northern Scotland.  Ms. Jeffers’ technical background includes experience with web, mobile and new and emerging platforms and she holds both a masters degree from the Interactive Telecommunications Program at New York University and a bachelors degree from Barnard College.

On May 30, 2012, Mr. Norman Blashka submitted his resignation as the Company’s Chief Financial Officer, effective May 31, 2012.

The Well's declining subscriber base, and aging technology led to a decision in June 2012 to restructure the service.  As a result, The Well staff were laid off and current subscriptions will be honored but not renewed upon expiration. On May 29, 2012, Salon entered an Indication of Intent and Confidentiality Agreement with a company that has expressed interest in acquiring the Well.   In addition, discussions with parties interested in potentially buying the domain name have been initiated.

Note 13. Selected Quarterly Financial Data (unaudited)
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012:
Net revenues	$1,012	$938	$1,032	$847
Net loss attributable to common stockholders	$(678)	$(866)	$(997)	$(1,556)
Basic and diluted net loss per share	$(0.21)	$(0.26)	$(0.30)	$(0.47)
Basic and diluted shares used in per share calculation	3,283	3,283	3,283	3,283

2011:
Net revenues	$1,154	$1,367	$962	$1,090
Net loss attributable to common stockholders	$(817)	$(523)	$(724)	$(520)
Basic and diluted net loss per share	$(0.33)	$(0.16)	$(0.22)	$(0.16)
Basic and diluted shares used in per share calculation	2,494	3,283	3,283	3,283

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (March 31, 2012), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines as set forth in Securities and Exchange Commission Release no. 33-8810, Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

Salon’s executive officers and directors as of May 31, 2012 are as follows:

Name	Age	Position
Cynthia Jeffers	38	Chief Executive Officer
Norman Blashka	58	Executive Vice President and Chief Financial Officer
Kerry Lauerman	43	Editor-in-Chief
Benjamin Zagorski	32	Vice President Sales
Matthew Sussberg	35	Vice President Sales
Deepak Desai (1,3)	53	Director
William Hambrecht	76	Director
George Hirsch(1)	77	Director
James Rosenfield (2)	83	Director
David Talbot	60	Director
John Warnock(2)	71	Chairman of the Board, Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Audit Committee financial expert

Cynthia Jeffers was appointed Chief Executive Officer May 31, 2012.  Ms. Jeffers has been serving as the Company's Chief Technology Officer since May 7, 2012, and will continue to hold such position. She previously served for two years as Technical Director at the Huffington Post, which was acquired by AOL Inc.  Prior to this, Ms. Jeffers worked as a researcher at Distance Lab, a technology research lab in northern Scotland.  Ms. Jeffers’ technical background includes experience with web, mobile and new and emerging platforms and she holds both a masters degree from the Interactive Telecommunications Program at New York University and a bachelors degree from Barnard College.

David Talbot founded Salon in 1995.  He served as Chief Executive Officer from 1995 through April 1999 and from October 2003 through February 2005.  He was appointed again in July 2011 in addition to serving as a Director of Salon, and resigned from his position in May 2012.  He was the Chairman of the Board from April 1999 through December 2006.  He served as Editor-in-Chief from Salon’s incorporation in 1995 through February 2005.  From 1990 to 1995, Mr. Talbot was the Sunday magazine editor and arts & features editor for the San Francisco Examiner newspaper.  Mr. Talbot is the author of the New York Times best-seller, "Brothers: The Hidden History of the Kennedy Years," recently published by Free Press/Simon & Schuster.  Mr. Talbot has written for numerous publications including Time, The New Yorker and Rolling Stone.  In July 2007, Mr. Talbot joined Fenton Communications as a Senior Vice President.  Mr. Talbot holds a Bachelor of Arts degree in Sociology from the University of California at Santa Cruz.

Norman Blashka was appointed Executive Vice President and Chief Financial Officer of Salon in January 2008 and served through May 2012, until his resignation.  From May 2006 through December 2007, he served as Chief Financial Officer of Vizible Corp., an internet software and social networking company.  From January 2005 to April 2006, he served as Chief Financial Officer of Operative Media, Inc., an online advertising operations and software company.  From January 2004 through December 2005, he served as a financial advisor to a number of internet startup companies.  From October 2001 to January 2004, he served as Executive Vice President and Chief Financial Officer of 24/7 Real Media, Inc., a global digital marketing and technology company. From September 1999 until its acquisition in October 2001, he served as Senior Vice President, Chief Financial Officer and Secretary of Real Media, Inc.  Prior thereto, he served in a variety of senior financial and operating positions with both startups and established media companies. Mr. Blashka is a Certified Public Accountant, earned an MBA in finance and accounting from Columbia University, and holds a BA in economics, summa cum laude, from SUNY New Paltz, where he currently sits on the Board of Trustees and chairs its audit committee.

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

Matthew Sussberg was appointed Vice President Sales in April 2012.  He joined Salon from Us Weekly, a division of Wenner Media, where he served as Digital Advertising Manager from March 2010 through April 2012.  Mr. Sussberg also served as a Senior Account Director at The Huffington Post from February 2006 through March 2010, where he helped grow annual sales.  Mr. Sussberg holds a Bachelor of Arts degree from the University of Wisconsin.

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

William Hambrecht has served as a Director of Salon since February 2012.  Mr. Hambrecht founded the San Francisco-based financial services firm WR Hambrecht + Co in 1998 and serves as its Chairman and Co-Chief Executive Officer.  Prior to WR Hambrecht + Co, he co-founded and led Hambrecht & Quist, which specialized in investing in Silicon Valley companies.  Mr. Hambrecht has served as a director for numerous private and public corporations.  He is also the Founder of the United Football League, a new professional outdoor football league, which premiered in October 2009.  In October 2006, Mr. Hambrecht was inducted into the American Academy of Arts and Sciences.  He also was appointed to the board of the Presidio Trust by President Barack Obama in 2010.  Mr. Hambrecht graduated from Princeton University in 1957.

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

ITEM 11.  Executive Compensation

Executive Compensation

The following table shows, for the fiscal year ended March 31, 2012, the compensation of Salon’s (i) principal executive officer; (ii) principal financial officer; and (iii) the three most highly compensated executive officers, collectively the “Named Executive Officers”:

Summary Compensation Table

					Non-Equity
				Option	Incentive Plan
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Total ($)
Richard Gingras (2)	2012	71,997	7,500	62,667	-	142,164
Former Chief Executive Officer	2011	207,000	7,500	62,667	-	277,167

David Talbot (7)	2012	148,750	-	30,788	-	179,538
Chief Executive Officer	2011	-	-	1,097	-	1,097
Norman Blashka (3)	2012	174,667	12,500	57,883	-	245,049
Executive Vice President and Chief Financial Officer	2011	162,000	7,500	64,212	-	233,712

Kerry Lauerman (4)	2012	140,000	-	4,766	-	144,766
Editor-in-Chief	2011	116,667	6,575	2,022	-	125,264

Joan Walsh (5)	2012	93,150	-	23,609	-	116,759
Former Editor-in-Chief	2011	163,013	-	27,298	-	190,311

Benjamin Zagorski (6)	2012	219,211	9,502	10,800	40,378	279,891
Vice President Sales	2011	215,000	13,778	11,774	30,609	271,161

1.
The amounts shown are the compensation costs recognized by Salon in fiscal years 2012 and 2011 for options and restricted stock awards, as determined pursuant to ASC 718 Compensation – Stock Compensation, excluding any estimates of future forfeitures.  For a discussion of the assumptions used to calculate the value of the option awards, see Note 8 of the Notes to the Consolidated Financial Statements.

2.
Mr. Gingras was appointed Chief Executive Officer in May 2009 at a base annual salary of $230,000.  In October 2009, Mr. Gingras agreed to a temporary 10% salary reduction to $207,000.  His fiscal year 2010 bonus of $32,943 was paid in stock. His reported 2010 compensation excludes $64,000 earned for consulting services prior to May, 2009.  Effective July 8, 2011, Mr. Gingras resigned from the Company.

3.
Mr. Blashka was appointed Executive Vice President and Chief Financial Officer in May 2007. His contractual salary of $200,000 has undergone two temporary 10% reductions to $162,000. Effective May 31, 2012, Mr. Blashka resigned from the Company.

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

6.
Mr. Zagorski was promoted to Vice President Sales in December, 2009 at a base annual salary of $215,000. His non-equity compensation represents sales commissions. Mr. Blashka relinquished his position as Vice President Sales in May 2012 and continues to serve as an Account Executive.

7.
Mr. Talbot founded Salon in 1995.  He served as Chief Executive Officer from 1995 through April 1999 and from October 2003 through February 2005.  He was appointed again in July 2011 in addition to serving as a Director of Salon, and resigned from his position as Chief Executive Officer in May 2012.  He was the Chairman of the Board from April 1999 through December 2006.  He served as Editor-in-Chief from Salon’s incorporation in 1995 through February 2005.

Grants of Plan-Based Awards in Fiscal 2012

The following table presents information on equity awards granted during the 2012 fiscal year:

GRANTS OF PLAN BASED AWARDS

All Other
					Option Awards:		Grant Date
					Number of	Exercise or	Fair Value
		Estimated Future Payouts Under			Securities	Base Price	of Stock
	Grant	Equity Incentive Plan Awards			Underlying	of Option	and Option
Name	Date	Threshold	Target	Maximum	Options	Awards (1)	Awards

David Talbot (2)	07/22/2011				400,000	$0.45	$180,000

(1)	The exercise price per share of each restricted stock and option was equal to the fair market value of Salon’s common stock on the date of grant.

(2)	400,000 shares were granted to Mr. Talbot in connection with his appointment as Chief Executive Officer.

Profit Sharing Retirement Plan and 401(k) Savings Plan

Salon has made no contributions to its profit sharing plan nor matched employee contributions to its 401(k) plan since its inception.

Outstanding Equity Awards at Fiscal 2012 Year-End

The following table sets forth the outstanding equity awards for each Named Executive Officer as of March 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
			Equity Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price ($)	Date
Richard Gingras	767,114			0.20	05/04/2019

David Talbot	250,000			0.35	02/07/2015
	3,500			0.35	12/07/2016
	8,125	(7) 1,875		0.35	12/04/2018
	200,000	(6,7) 200,000		0.45	07/22/2021

Norman Blashka	292,625	(2,3) 73,156		0.35	01/07/2018
	13,541	(3) 3,126		0.35	12/04/2018
	233,984	(3) 30,000		0.12	09/24/2019

Kerry Lauerman	26,000			0.35	05/16/2015
	3,300			0.35	12/07/2016
	6,770	1,563		0.35	12/04/2018
	37,500	22,500		0.12	09/24/2019
	33,333	66,667		0.10	10/07/2020

Joan Walsh	100,000			0.35	02/07/2015
	175,000			0.35	12/07/2016
	117,787	(1,4) 7,813		0.35	06/05/2018
	15,573	(4) 3,594		0.35	12/04/2018
	246,484	(4) 37,500		0.12	09/24/2019

Ben Zagorski	7,125			0.35	09/07/2016
	3,300			0.35	12/07/2016
	7,786	1,797		0.35	12/04/2018
	43,750	26,250		0.12	09/24/2019
	174,375	(5) 135,625		0.11	12/10/2019

(1)	Option vests 1/48th per month starting January 7, 2008 provided the grantee continues to be employed by Salon.

(2)
The options were scheduled to vest as follows: 207,277 options vest 1/48th per month, subject to Mr. Blashka’s continuing service to  Salon: 207,277 options vest 1/48th per month, provided the grantee continues to be employed by Salon. 73,156 options vest upon Salon achieving “positive operating cash flow” in any four trailing quarters.  Mr. Blashka’s employment agreement also provided that if his employment was terminated for other than cause, 100% of his outstanding options would be fully vested and exercisable as of the date of his employment termination; and in the event of a change in control, all outstanding options would become fully vested and exercisable.

(3)
Mr. Blashka resigned effective May 31, 2012 and in connection with that resignation entered into a separation agreement with the Company pursuant to which all of his then outstanding options became fully vested.

(4)
Options vest if Ms. Walsh’s employment is terminated for other than cause, 100% of the shares subject to then outstanding options shall be fully vested and exercisable as of the date of her termination, and in the event of a change in control, all outstanding options shall become fully vested and exercisable.

(5)	Options vest if Mr. Zagorski’s employment is involuntarily terminated for other than cause after a change in control.

(6)
Options were scheduled to vest at the rate of 100,000 every three months, subject to Mr. Talbot’s service to the Company.  The first vestings took place on October 31, 2011 and January 31, 2012, with subsequent vestings scheduled to occur on April 30, 2012, and July 31, 2012.

(7)
Effective June 1, 2012, in connection with Mr. Talbot’s resignation as Chief Executive Officer, effective May 31, 2012, the Board of Directors of Salon approved the accelerated vesting of these options.

Option Exercises during Fiscal Year 2012

No current Named Executive Officer exercised any option during fiscal year 2012.

Pension Benefits

None of Salon’s executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in conjunction with retirement.

Nonqualified Deferred Compensation

Salon does not have any nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change in Control

As of March 31, 2012, Salon was party to employment agreements with Mr. Talbot, Mr. Blashka, Ms. Walsh, Mr. Lauerman and Mr. Zagorski providing for certain benefits in the event of a termination of service following a change in control of Salon.

Under the terms of employment with Mr. Blashka, in the event of a change in control of Salon, all then outstanding options held by Mr. Blashka were to become fully vested and exercisable.  In May 2012, Mr. Blashka resigned from his position effective May 31, 2012 and in connection with that resignation entered into a separation agreement with the Company pursuant to which all of his then outstanding options became fully vested.

Under the terms of employment with Ms. Walsh, in the event of a change in control of Salon, any then outstanding options held by Ms. Walsh shall be fully vested and exercisable.

In the event Mr. Lauerman is terminated for other than cause following a change in control, he will be entitled to a severance payment of four months continued salary and the immediate vesting of his unvested options.

If Mr. Zagorski’s employment is involuntarily terminated for a reason other than cause, after the close of a change in control, his then outstanding options shall be fully vested and exercisable.

Compensation of Directors

The following table details the total compensation by Salon’s non-employee directors for its 2012 fiscal year:

	Fees Earned
	or Paid in	Option
Name	Cash	Awards (1)	Total
Deepak Desai	-	$788	$788
Robert Ellis	-	$788	$788
Elizabeth Hambrecht (2)	-	$4,542	$4,542
William Hambrecht	-	-	-
George Hirsch	-	$788	$788
James Rosenfield	-	$788	$788
John Warnock	-	$788	$788

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

(2)
On December 4, 2008, Ms. Hambrecht received an option to purchase 10,833 shares of common stock. The grant date fair value was $3,412. The exercise price per share was $0.35. The amount shown is the compensation costs recognized by Salon in fiscal year 2012, as determined pursuant to ASC 718, excluding any estimates of future forfeitures. For a discussion of the assumptions used to calculate the value of the option awards, see Note 8 of Notes to the Consolidated Financial Statements.

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

The number of stock options Salon granted to executives has varied widely and irregularly.  During fiscal year 2011, only Mr. Lauerman received 100,000 additional options, in connection with his promotion to Editor-in Chief.  During fiscal year 2012, Mr. Talbot received 400,000 options in connection with his appointment as Chief Executive Officer.

In May 2009, the Board of Directors, subject to the approval of stockholders, increased the shares available under the 2004 Plan by 4,500,000 to fulfill its obligations to Mr. Gingras, former Chief Executive Officer, and potential future hires.  As of March 31, 2012, Salon’s stock option plan allows for the granting of approximately 1,100,000 shares of common stock.

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

Named Executive Officer Cash Compensation

Richard Gingras, who became CEO effective May 1, 2009, was entitled to a base salary of $230,000 per annum.  To support the Company’s operations, Mr. Gingras agreed to a temporary ten percent salary reduction in October 2009.  Prior to the termination of his employment in July, 2011, Mr. Gingras received cash compensation of $207,000 in salary and $7,500 in cash bonuses during fiscal 2012.

David Talbot, who became CEO effective July 18, 2011, earned a base salary of $210,000 per annum for service as Salon’s CEO.  In lieu of joining the Company plans, Salon provided a monthly allowance of $1,380 to Mr. Talbot’s previous employer.  During fiscal year 2012, Mr. Talbot received cash compensation of $148,750.

Norman Blashka, Executive Vice President and CFO, was initially hired at a base salary of $200,000 per annum.  To support the Company’s operations during a period of limited cash, Mr. Blashka agreed to a temporary ten percent salary reduction in January 2009, and again in September 2009.  During fiscal year 2012, Mr. Blashka received cash compensation of $174,667, plus a cash bonus of $12,500.

Kerry Lauerman, who was promoted to Editor-in-Chief in November 2010, earns a base salary of $140,000.  During fiscal year 2012, Mr. Lauerman received cash compensation of $140,000.

Benjamin Zagorski joined Salon on September 1, 2006, as Sales Manager at a base annual salary of $95,000.  On January 1, 2009, Mr. Zagorski was promoted to Vice President Sales, at a base annual salary of $215,000.  During fiscal year 2012, Mr. Zagorski received a salary of $219,211.  He also earned $9,502 in commissions for meeting certain revenue targets, and earned a bonus of approximately $12,000.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding Equity Compensation Plans may be found in Part II, Item 5, commencing on page 21 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of June 1, 2012 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each director and nominee, (c) each executive officer named in the Summary Compensation Table, and (d) by all executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership (2)	of Class (3)
Shea Ventures LLC (5)	1,728,886	39.3%
Joan Walsh (6)	1,050,201	26.6%
Octavia LLC (7)	377,034	10.4%
Adobe Systems Incorporated (8)	338,651	9.4%
Robert McKay(ex-Director) (9)	315,092	8.8%
Wenner Media LLC (10)	273,157	7.7%

Executive Officers and Directors
John Warnock (11)	6,219,905	79.3%
William R. Hambrecht (4)	3,941,268	71.2%
Elizabeth Hambrecht (12)	778,249	20.7%
David Talbot (13)	612,842	15.7%
Benjamin Zagorski (21)	268,800	7.6%
Kerry Lauerman (20)	125,430	3.7%
James Rosenfield (14)	44,958	1.4%
George Hirsch (15)	45,690	1.4%
Deepak Desai (17)	37,458	1.1%
Cynthia Jeffers	-	-
Matthew Sussberg	-	-
All executive officers and directors as a group (11 persons)	8,133,332	86.1%

(1)	The address for all beneficial owners is c/o Salon Media Group, Inc., 101 Spear Street, Suite 203, San Francisco, CA 94105.

(2)
Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(3)
Calculated on the basis of 3,282,576 shares of Common Stock outstanding as of June 1, 2012, shares of Common Stock underlying options exercisable within sixty (60) days of June 1, 2012, shares of Common Stock that a stockholder has the right to acquire upon conversion of shares of Series A, B, C, and D Preferred Stock, shares of Common Stock issuable upon the conversion of promissory notes, and currently exercisable warrants, if any, to acquire shares of Common Stock are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options and warrants, as applicable, on a stand-alone basis, without considering the ownership interest of other stockholders.

(4)
Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”) and is the Chairman and Chief Executive Officer of those entities.   The Hambrecht Entities own 35,822 shares of Common Stock. Elizabeth Hambrecht, a director of Salon and Salon’s former President and Chief Executive Officer, has a pecuniary ownership interest in the Hambrecht Entities.  Mr. Hambrecht individually owns 405,385 shares of Common Stock, 945,534 shares of Common Stock that Mr. Hambrecht has the right to acquire upon conversion of 50 shares of series A Preferred Stock and 378 shares of Series C Preferred Stock and 584 shares of Series D Preferred Stock. He also holds promissory notes convertible into 1,252,050 shares of Common Stock. Includes ownership by The Sarah and William Hambrecht Foundation of 32,005 shares of Common Stock and 277,453 shares of common stock that the Foundation has the right to acquire upon conversion of 75 shares of Series A Preferred Stock and 108 shares of Series C Preferred Stock.  William Hambrecht and Elizabeth Hambrecht are Directors and have voting rights in the Sarah & William Hambrecht Foundation.  Includes ownership by HAMCO Capital Corporation, consisting of 20,782 shares of Common Stock and 172,006 shares of Common Stock that HAMCO has the right to acquire upon conversion of 127 shares of Series C Preferred Stock and 63 shares of Series D preferred stock.  Mr. Hambrecht and Elizabeth Hambrecht, both have an ownership interest in HAMCO Capital.  Includes ownership by Ironstone Group, Inc., consisting of 79,970 shares of Common Stock and 858,046 shares of Common Stock that Ironstone has the right to acquire upon conversion of 843 shares of Series C Preferred Stock.  Mr. Hambrecht has an ownership interest in Ironstone Group, Inc.  Mr. Hambrecht and Ms. Hambrecht disclaim beneficial ownership of the shares of Salon’s Common Stock held directly by the Hambrecht Entities, HAMCO Capital and Ironstone, other than their proportionate ownership interest.

(5)
Consists of 101,265 shares of Common Stock held by the stockholder and 988,650 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock and 697 shares of Series C preferred Stock.  Includes 78,101 shares of Common Stock of a trust, as well as 130,284 shares of Common Stock that the trust has the right to acquire upon conversion of 128 shares of Series C Preferred Stock. Includes 428,377 shares of Common Stock issuable upon conversion of promissory notes held by the trust.  Edward Shea is the Manager of the stockholder and a Trustee of the trust, and is also a Director of Ironstone Group, Inc. described in footnote (4).

(6)	Includes 378,214 shares of Common Stock and 619,799 shares subject to options that may be exercised within sixty (60) days of June 1, 2012.

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

(11)
Consists of 410,426 shares of Common Stock held by the Chairman of the Board of Salon. Includes 4,512,269 shares of Common Stock that the stockholder has the right to acquire upon conversion of 125 shares of Series A Preferred Stock, 3,474 shares of Series C Preferred Stock, and 874 shares of Series D Preferred Stock. Includes 1,252,050 shares of Common Stock issuable upon conversion of  promissory notes.  Includes 36,958 shares subject to options that may be exercised within sixty (60) days of June 1, 2012.

(12)
Consists of 296,607 shares of Common stock held by the Director.  Includes 250,864 shares of Common Stock that the Officer has the right to acquire upon conversion of 31 shares of Series C Preferred Stock and 334 shares of Series D Preferred Stock.  Includes 226,996 shares subject to options that may be exercised within sixty (60) days of June 1, 2012.  Excludes her proportional beneficial ownership of amounts owned by the Hambrecht Entities and HAMCO Capital described in footnote (4).

(13)
Consists of 384 shares of Common Stock, of which 128 shares are held by Camille Peri, Mr. Talbot's spouse, and 256 shares held in trust for the benefit of Mr. Talbot's children.  Mr. Talbot disclaims beneficial ownership of the shares held individually by his spouse and in trust for his children. Includes 274,958 shares subject to options that may be exercised within sixty (60) days of June 1, 2012.

(14)	Includes 44,458 shares subject to options that may be exercised within sixty (60) days of June 1, 2012.

(15)	Consists of 732 shares of Common Stock held by the Director and 42,458 shares subject to options that may be exercised within sixty (60) days of June 1, 2012.

(16)	Consists of 500 shares of Common Stock held by the Director and 36,958 shares subject to options that may be exercised within sixty (60) days of June 1, 2012.

(17)	Includes 34,958 shares subject to options that may be exercised within sixty (60) days of June 1, 2012.

(18)	Includes 329,965 shares of Common Stock and 767,114 shares subject to options that may be exercised within sixty (60) days of June 1, 2012.

(19)	Includes 369,643 shares of Common Stock and 487,460 shares subject to options that may be exercised within sixty (60) days of June 1, 2012.

(20)	Includes 4,500 shares of Common Stock and 65,681 shares subject to options that may be exercised within sixty (60) days of June 1, 2012.

(21)	Includes 171,405 shares subject to options that may be exercised within sixty (60) days of June 1, 20125.

Series A Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series A Preferred Stock as of June 1, 2012 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership	of Class
William R. Hambrecht (2,5)	125	20.4%
John Warnock (3,5)	125	20.4%
Shea Ventures LLC (3)	125	20.4%
McKay Investment Group (4,)	62	10.1%
Octavia LLC (4)	62	10.1%
HVS Boxers LLC (4)	62	10.1%
All executive officers and directors as a group (2 persons)	250	40.8%

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

Series B Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series B Preferred Stock as of June 1, 2012 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series B Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all executive officers and directors of Salon as a group.

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

Series C Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series C Preferred Stock as of June 1, 2012 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series C Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership	of Class
John Warnock (2,7)	3,474	52.8%
William R. Hambrecht (3,7)	1,456	22.1%
Shea Ventures LLC (4)	825	12.5%
Elaine McKay Family Partnership (5)	158	2.4%
Elizabeth Hambrecht (6,7)	31.5%
All executive officers and directors as a group (3 persons)	4,961	75.4%

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

Series D Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series D-1, D-2, D-3, D-4 and D-5 Preferred Stock (the “Series D Preferred Stock”) as of June 1, 2012 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series D Preferred Stock, (b) by each director and nominee, (c) by the Named Executive Officers, and (d) by all current executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner(1)	Ownership	of Class
John Warnock (2,6)	874	41.9%
William R. Hambrecht (3,6)	647	31.0%
Elizabeth Hambrecht (4,6)	334	16.0%
Nancy & Timothy Armstrong (5)	209	10.0%
All executive officers and directors as a group (3 persons) (6)	1,855	88.9%

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

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

In May 2007, Salon entered into a line of credit with Deutsche Bank Securities, Inc. for borrowings of up to $1 million plus accrued interest.  This agreement is guaranteed in its entirety by John Warnock, Salon’s Chairman. As of March 31, 2011 and March 31, 2012, the line was fully drawn.  Accrued interest thereon is $182.

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

During fiscal 2012, Messrs. Warnock and Hambrecht provided working capital in the form of unsecured, interest free cash advances in the amounts of $2,875 and $175, respectively.  As of March 31, 2012, aggregate advances by Mr. Warnock and Mr. Hambrecht were $6,065 and $2,040, respectively.

Subsequent to year end 2012, Mr. Warnock provided an additional $1.5 million to meet Salon’s working capital requirements.  These unsecured, interest-free advances are exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons

Salon has primarily relied on cash infusion from related persons to meet cash operating needs from the year ended March 31, 2003 through the year ended March 31, 2012. During this period of inadequate cash, the Board of Directors approved related person transactions after full disclosure of the interests of related parties.  Subsequent to March 31, 2007, Salon’s Audit Committee separately, or in conjunction with the full Board, excluding those related parties involved in such transactions reviewed, approved and/or ratified all related party transactions, as the Audit Committee is empowered to do under Salon's Audit Committee Charter.

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

ITEM 14.  Principal Accountant Fees and Services

Burr Pilger Mayer, Inc. is Salon’s independent registered public accounting firm.  The aggregate audit fees billed by Burr Pilger Mayer, Inc. for year ended March 31, 2011 were $114,150 and for March 31, 2012 are estimated to be approximately $120,000.  In addition, corporate tax filing fees for the year ended March 31, 2011 were $10,000.  The aggregate corporate tax filing fees for the year ended March 31, 2012 are estimated to be approximately $11,000.  Fiscal year 2009 was the first year Burr Pilger Mayer, Inc. was engaged to perform corporate tax filing services.  Except for corporate tax filing services, Burr Pilger Mayer, Inc. did not perform any services for which Salon incurred fees for non-audit related fees, or other fees, nor did any other such firm.

During the year ended March 31, 2012, all audit and tax fees were pre-approved by the Audit Committee.  The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services.

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

4.1(1)	Third Amended and Restated Rights Agreement dated April 14, 1999.
4.1(8)	Fourth Amended and Restated Rights Agreement dated January 12, 2000.
4.2(1)	Second Amended and Restated Voting Agreement dated April 14, 1999.
4.2(5)	Bylaws of the Company are incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1.

4.2.1(10)	Securities Purchase Agreement dated as of August 9, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.2(10)	Securities Rights Agreement dated as of August 9, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.3(10)	Form of Common Stock Purchase Warrant dated August 9, 2001 issued by Salon Media Group, Inc.
4.2.4(11)	Securities Purchase Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.5(11)	Securities Rights Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.6(11)	Form of Common Stock Purchase Warrant dated September 13, 2001 issued by Salon Media Group, Inc.
4.2.7(12)	Securities Purchase Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems Incorporated.
4.2.8(12)	Securities Rights Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems Incorporated.
4.2.9(12)	Form of Common Stock Purchase Warrant dated February 14, 2002 issued by Salon Media Group, Inc.
4.2.10(13)	Note and Warrant Purchase Agreement dated as of July 24, 2002.
4.2.11(13)	Form of Convertible Promissory Note, dated July 24, 2002 issued by Salon Media Group, Inc.
4.2.12(13)	Form of Common Stock Purchase Warrant, dated July 24, 2002 issued by Salon Media Group, Inc.
4.2.13(14)	Note dated as of October 3, 2002.
4.2.14(15)	Note and Warrant Purchase Agreement dated as of December 18, 2002.
4.2.15(15)	Form of Convertible Promissory Note, dated December 18, 2002 issued by Salon Media Group, Inc.
4.2.16(15)	Form of Common Stock Purchase Warrant, dated December 18, 2002 issued by Salon Media Group, Inc.
4.2.17(16)	Note and Warrant Purchase Agreement dated as of January 26, 2003.
4.2.18(16)	Form of Convertible Promissory Note, dated January 26, 2003 issued by Salon Media Group, Inc.
4.2.19(16)	Form of Common Stock Purchase Warrant, dated January 26, 2003 issued by Salon Media Group, Inc.
4.2.20(17)	Note and Warrant Purchase Agreement dated as of February 11, 2003.
4.2.21(17)	Form of Convertible Promissory Note, dated February 11, 2003 issued by Salon Media Group, Inc.
4.2.22(17)	Form of Common Stock Purchase Warrant, dated February 11, 2003 issued by Salon Media Group, Inc.
4.2.23(18)	Form of Note and Warrant Purchase Agreement used during March 2003.
4.2.24(18)	Form of Convertible Promissory Note used during March 2003 by Salon Media Group, Inc.

4.2.25(18)	Form of Common Stock Purchase Warrant used during March 2003 by Salon Media Group, Inc.
4.2.26(19)	Note and Warrant Purchase Agreement dated April 10, 2003.
4.2.27(19)	Convertible Promissory Note dated April 10, 2003 by Salon Media Group, Inc.
4.2.28(19)	Common Stock Purchase Warrant dated April 10, 2003 by Salon Media Group, Inc.
4.2.29(20)	Note and Warrant Purchase Agreement dated April 29, 2003.
4.2.30(20)	Convertible Promissory Note dated April 29, 2003 by Salon Media Group, Inc.
4.2.31(20)	Common Stock Purchase Warrant dated April 29, 2003 by Salon Media Group, Inc.
4.2.32(21)	Note and Warrant Purchase Agreement dated May 28, 2003.
4.2.33(21)	Convertible Promissory Note dated May 28, 2003 by Salon Media Group, Inc.
4.2.34(21)	Common Stock Purchase Warrant dated May 28, 2003 by Salon Media Group, Inc.
4.2.35(22)	Note and Warrant Purchase Agreement dated June 12, 2003.
4.2.36(22)	Convertible Promissory Note dated June 12, 2003 by Salon Media Group, Inc.
4.2.37(22)	Common Stock Purchase Warrant dated June 12, 2003 by Salon Media Group, Inc.
4.2.38(23)	Note and Warrant Purchase Agreement dated June 26, 2003.
4.2.39(23)	Convertible Promissory Note dated June 26, 2003 by Salon Media Group, Inc.
4.2.40(23)	Common Stock Purchase Warrant dated June 26, 2003 by Salon Media Group, Inc.
4.2.41(25)	Note and Warrant Purchase Agreement dated July 10, 2003.
4.2.42(25)	Convertible Promissory Note dated July 10, 2003 by Salon Media Group, Inc.
4.2.43(25)	Common Stock Purchase Warrant dated July 10, 2003 by Salon Media Group, Inc.
4.2.44(26)	Note and Warrant Purchase Agreement dated July 30, 2003.
4.2.45(26)	Convertible Promissory Note dated July 30, 2003 by Salon Media Group, Inc.
4.2.46(26)	Common Stock Purchase Warrant dated July 30, 2003 by Salon Media Group, Inc.
4.2.47(27)	Note and Warrant Purchase Agreement dated September 12, 2003.
4.2.48(27)	Convertible Promissory Note dated September 12, 2003 by Salon Media Group, Inc.
4.2.49(27)	Common Stock Purchase Warrant dated September 12, 2003 by Salon Media Group, Inc.
4.2.50(28)	Note and Warrant Purchase Agreement dated September 29, 2003.
4.2.51(28)	Convertible Promissory Note dated September 29, 2003 by Salon Media Group, Inc.
4.2.52(28)	Common Stock Purchase Warrant dated September 29, 2003 by Salon Media Group, Inc.
4.2.53(28)	Note and Warrant Purchase Agreement dated October 6, 2003.
4.2.54(28)	Convertible Promissory Note dated October 6, 2003 by Salon Media Group, Inc.
4.2.55(28)	Common Stock Purchase Warrant dated October 6, 2003 by Salon Media Group, Inc.
4.2.56(29)	Note and Warrant Purchase Agreement dated October 10, 2003.
4.2.57(29)	Convertible Promissory Note dated October 10, 2003 by Salon Media Group, Inc.
4.2.58(29)	Common Stock Purchase Warrant dated October 10, 2003 by Salon Media Group, Inc.
4.2.59(30)	Note and Warrant Purchase Agreement dated October 30, 2003.
4.2.60(30)	Convertible Promissory Note dated October 30, 2003 by Salon Media Group, Inc. with Ironstone Group, Inc.

4.2.61(30)	Common Stock Purchase Warrant dated October 30, 2003 by Salon Media Group, Inc. with Ironstone Group, Inc.
4.2.62(30)	Convertible Promissory Note dated October 30, 2003 by Salon Media Group, Inc. with John Warnock.
4.2.63(30)	Common Stock Purchase Warrant dated October 30, 2003 by Salon Media Group, Inc. with John Warnock.
4.2.64(30)	Note and Warrant Purchase Agreement dated November 12, 2003.
4.2.65(30)	Convertible Promissory Note dated November 12, 2003 by Salon Media Group, Inc.
4.2.66(30)	Common Stock Purchase Warrant dated November 12, 2003 by Salon Media Group, Inc.
4.2.67(31)	Note and Warrant Purchase Agreement dated November 24, 2003.
4.2.68(31)	Convertible Promissory Note dated November 24, 2003 by Salon Media Group, Inc. and John Warnock.
4.2.69(31)	Common Stock Purchase Warrant dated November 24, 2003 by Salon Media Group, Inc. for John Warnock.
4.2.70(31)	Convertible Promissory Note dated November 24, 2003 by Salon Media Group, Inc. and HAMCO Capital Corporation.
4.2.71(31)	Common Stock Purchase Warrant dated November 24, 2003 by Salon Media Group, Inc. for HAMCO Capital Corporation.
4.2.72(32)	Note and Warrant Purchase Agreement dated December 10, 2003.
4.2.73(32)	Convertible Promissory Note dated December 10, 2003 by Salon Media Group, Inc. and Wenner Media LLC.
4.2.74(32)	Common Stock Purchase Warrant dated December 10, 2003 by Salon Media Group, Inc. for Wenner Media LLC.
4.2.75(32)	Note and Warrant Purchase Agreement dated December 11, 2003.
4.2.76(32)	Convertible Promissory Note dated December 10, 2003 by Salon Media Group, Inc. and John Warnock.
4.2.77(32)	Common Stock Purchase Warrant dated December 10, 2003 by Salon Media Group, Inc. for John Warnock.
4.2.78(36)	Securities Purchase Agreement dated as of December 30, 2003 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.79(36)	Form of Common Stock Purchase Warrant dated December 30, 2003 issued by Salon Media Group, Inc.
4.2.80(37)	Securities Purchase Agreement dated as of February 10, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.81(37)	Form of Common Stock Purchase Warrant dated February 10, 2004 issued by Salon Media Group, Inc.
4.2.82(38)	Securities Purchase Agreement dated as of June 4, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.83(38)	Form of Common Stock Purchase Warrant dated June 4, 2004 issued by Salon Media Group, Inc.
4.2.84(39)	Amendment No. 1 to Securities Purchase Agreement dated as of September 30, 2004.
4.2.85(39)	Common Stock Purchase Warrant dated September 30, 2004 issued by Salon Media Group, Inc.
4.2.86(43)	Amendment No. 2 to Securities Purchase Agreement dated as of February 2, 2005.

4.2.87(43)	Form of Common Stock Purchase Warrant dated February 2, 2005 issued by Salon Media Group, Inc.
4.2.88(45)	Amendment No. 3 to Securities Purchase Agreement dated November 9, 2005.
4.2.89(46)	Amendment No. 4 to Securities Purchase Agreement dated December 21, 2005.
4.2.90(46)	Common Stock Purchase Warrant dated December 21, 2005 issued by Salon Media Group, Inc.
4.2.91(48)	Amendment No. 5 to Securities Purchase Agreement dated July 27, 2006.
4.2.92(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to The Hambrecht 1980 Revocable Trust.
4.2.93(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.94(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.95(49)	Amendment No. 6 to Securities Purchase Agreement dated September 21, 2006.
4.2.96(49)	Common Stock Purchase Warrant dated September 21, 2006 issued by Salon Media Group, Inc. to The Hambrecht 1980 Revocable Trust.
4.2.97(49)	Common Stock Purchase Warrant dated September 21, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.98(50)	Amendment No. 7 to Securities Purchase Agreement dated December 18, 2006.
4.2.99(50)	Common Stock Purchase Warrant dated December 18, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.100(50)	Common Stock Purchase Warrant dated December 18, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.101(52)	Amendment No.8 to Securities Purchase Agreement dated November 19, 2007
4.2.102(52)	Common Stock Purchase warrant dated November 19, 2007
5.0 (41)	Legal opinion filed by DLA Piper Rudnick Gray Cary US LLP dated January 14, 2005.
10.0(4)	Commercial Office Lease between Pacific Resources PCX Development, Inc. and Salon dated July 9, 1999.
10.0(6)	Rainbow Media Holdings, Inc. Stock Purchase Agreement dated December 3, 1999.
10.1(1)	1995 Stock Option Plan.
10.1(6)	Bravo Website Agreement dated January 12, 2000.
10.2(2)	1999 Employee Stock Purchase Plan.
10.2(6)	Bravo Production Agreement dated January 12, 2000.
10.3(1)	Form of Indemnity Agreement.
10.4(1)	Commercial Office Lease between T/W Associates and Salon dated June 25, 1997.
10.6(1)	Employment Agreement between Michael O’Donnell and Salon dated November 7, 1996.
10.6(9)	Employment Agreement between Robert O’Callahan and Salon dated June 26, 2000.
10.9(1)	Warrant to Purchase Stock issued to Imperial Bancorp dated December 17, 1998.
10.10(1)	Warrant to Purchase Stock issued to Imperial Bank dated April 13, 1998.
10.11(1)	Warrant to Purchase Stock issued to Imperial Bankcorp dated April 14, 1997.
10.12(1)	Warrant to Purchase Stock issued to America Online Inc. dated July 31, 1998.

10.13(1)	Warrant to Purchase Stock issued to Adobe Ventures II L.P. dated September 18, 1998.
10.14(1)	Warrant to Purchase Stock issued to ASCII Ventures dated September 18, 1998.
10.15(1)	Warrant to Purchase Stock issued to H&Q Salon Investors, L.P. dated September 18, 1998.
10.16(2)	Warrant to Purchase Stock issued to Daiwa Securities America Inc. dated April 14, 1999.
10.17(2)	Warrant to Purchase Stock issued to ACT III Communications dated April 14, 1999.
10.18(9)	Amendment No. 2 To Anchor Tenant Agreement between America Online, Inc. and Salon.
10.19(1)	Series A Preferred Stock Purchase Agreement dated December 22, 1995.
10.20(1)	First Amendment to the Series A Preferred Stock Purchase Agreement dated August 2, 1996.
10.21(1)	Second Amendment to the Series A Preferred Stock Purchase Agreement dated February 6, 1997.
10.22(1)	Series B Preferred Stock Purchase Agreement dated November 28, 1997.
10.23(1)	Series C Preferred Stock Purchase Agreement dated September 18, 1998.
10.24(1)	Series C Preferred Stock Purchase Agreement dated April 14, 1999.
10.25(2)	Warrant to Purchase Stock issued to Chatsworth Securities LLC dated April 14, 1999.
10.26(24)	Amended Office Lease between Salon’s San Francisco landlord and Salon dated June 24, 2003.
10.27(33)	Amended Office Lease between Salon’s San Francisco landlord and Salon dated December 31, 2003.
10.28(42)	Office Lease between BRE/Rincon II Leasehold L.L.C. and Salon Media Group, Inc. dated January 13, 2005.
10.29 (44)	Salon Media Group, Inc. 2004 Stock Plan.
10.30 (44)	Form of the Salon Media Group, Inc. Notice of Grant of Stock Option and Stock Option Agreement.
10.31(44)	Salon Media Group, Inc. Non-Plan Stock Option Agreement with David Talbot dated February 7, 2005.
10.32(47)	Employment Agreement with Christopher Neimeth dated June 5, 2006
10.33(47)	Salon Media Group, Inc. Non-Plan Stock Option Agreement with Christopher Neimeth dated June 6, 2006.
10.34(51)	Amendment No.1 to Neimeth Employment Agreement dated September 13, 2007.
10.35(53)	Employment Agreement with Norman Blashka dated December 31, 2007.
10.36(53)	Separation Agreement with Conrad Lowry dated January 9, 2008.
10.37(54)	Note Purchase Agreement dated April 4, 2008.
10.38(54)	Form of Convertible Promissory Note dated April 4, 2008.
10.39(55) 10.40 (56) 10.41 (57)	Employment Agreement with Joan Walsh dated May 13, 2008. Separation Agreement with Christopher Neimeth dated November 12, 2008. Employment Agreement with Richard Gingras dated May1, 2009.

10.42 (58) 10.43 (59) 10.44 (60)
Amendment to Employment Agreement with Joan Walsh dated November 2, 2010.
Employment Agreement with David Talbot dated July 22, 2011.
Separation Agreement between Norman Blashka and Salon Media Group, Inc. entered into on June 4, 2012.

16.1 (34)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
16.2 (35)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
21.1(8)	Subsidiaries of Salon.
23.2 (41)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm dated January 13, 2005.
23.3 (41)	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm dated January 12, 2005.
23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.
24.1(1)	Power of Attorney (included on page II-5).
31.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
31.2	Certification of D. Alex Fernandez, Interim Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Certification of D. Alex Fernandez, Interim Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Footnote	Footnote Description
1	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1 filed on April 19, 1999.
2	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on May 27, 1999.
3	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on June 18, 1999.
4	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on August 16, 1999.
5	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-8 filed on September 8, 1999.
6	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on February 14, 2000.
7	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 22, 2000.
8	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K405 filed on June 30, 2000.
9	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on November 13, 2000.

10	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on August 20, 2001.
11	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 25, 2001.
12	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on March 13, 2002.
13	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 29, 2002.
14	Incorporated by reference to the exhibit filed with Salon’s Current Report on Form 8-K filed on October 15, 2002.
15	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 30, 2002.
16	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 11, 2003.
17	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 24, 2003.
18	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on March 28, 2003.
19	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on April 22, 2003.
20	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 12, 2003.
21	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 10, 2003.
22	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 27, 2003.
23	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 11, 2003.
24	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on August 11, 2003.
25	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 25, 2003.
26	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on August 7, 2003.
27	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 29, 2003.
28	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 14, 2003.
29	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 27, 2003.
30	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 14, 2003.

31	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 9, 2003.
32	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 24, 2003.
33	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on February 6, 2004.
34	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 17, 2003.
35	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 26, 2003.
36	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 14, 2004.
37	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 25, 2004.
38	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 16, 2004.
39	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 6, 2004.
40	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 13, 2004.
41	Incorporated by reference to the exhibits filed with Salon’s Registration Statement on Form S-8 filed on January 14, 2005.
42	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 19, 2005.
43	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 4, 2005.
44	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K filed on June 29, 2005.
45	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 10, 2005.
46	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 22, 2005.
47	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 9, 2006.
48	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 31, 2006.
49	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 26, 2006.
50	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 20, 2006.
51	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 14, 2007.

52	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 20, 2007.
53	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 9, 2008.
54	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on April 9, 2008.
55	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 10-K filed on June 27, 2008.
56	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 20, 2008.
57	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 6, 2009.
58 59
Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 10-Q filed on February 14, 2011.
Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 27, 2011.

60	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 4, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALON MEDIA GROUP, INC.

By:	/s/ Cynthia Jeffers
Cynthia Jeffers
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cynthia Jeffers, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for his or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cynthia Jeffers	Chief Executive Officer, Director	June 29, 2012
Cynthia Jeffers	(Principal Executive Officer)

/s/ D. Alex Fernandez	Interim Chief Financial Officer	June 29, 2012
D. Alex Fernandez	(Principal Financial Officer)

/s/ Deepak Desai	Director	June 29, 2012
Deepak Desai

/s/ William Hambrecht	Director	June 29, 2012
William Hambrecht

/s/ George Hirsch	Director	June 29, 2012
George Hirsch

/s/ James H. Rosenfield	Director	June 29, 2012
James H. Rosenfield

/s/ John Warnock	Chairman of the Board, Director	June 29, 2012
John Warnock