Form 10-Q
period 2012-06-30
SALON MEDIA GROUP INC
filed 2012-08-14
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

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
Yes [ ]  No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 6, 2012 was 3,282,576 shares.

FORM 10-Q
SALON MEDIA GROUP, INC.

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2012	March 31, 2012
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$197	$130
Accounts receivable, net	780	783
Assets held for sale	200	-
Prepaid expenses and other current assets	173	194
Total current assets	1,350	1,107
Property and equipment, net	86	92
Goodwill	-	200
Other assets	161	158
Total assets	$1,597	$1,557
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	9,870	8,105
Convertible notes payable	3,106	3,106
Accounts payable and accrued liabilities	1,581	1,847
Deferred revenues	144	165
Total current liabilities	15,701	14,223

Deferred rent	91	123
Total liabilities	15,792	14,346
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 9,404 shares issued and outstanding at June 30, 2012 and March 31, 2012 (liquidation value of $26,346 at June 30, 2012)	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized, 3,282,576 shares issued and outstanding at June 30, 2012 and March 31, 2012	3	3
Additional paid-in capital	99,863	99,737
Accumulated deficit	(114,061)	(112,529)
Total stockholders' deficit	(14,195)	(12,789)
Total liabilities and stockholders' deficit	$1,597	$1,557

(1) Derived from the Company’s audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2012	2011

Net revenues	$836	$929

Operating expenses:
Production and content	934	648
Sales and marketing	433	324
Information technology support	278	215
General and administrative	437	368
Separation expenses	218	-
Total operating expenses	2,300	1,555

Loss from operations	(1,464)	(626)
Interest expense	(59)	(65)
Loss from continuing operations	(1,523)	(691)
Income (loss) from discontinued operations	(9)	13
Net loss	$(1,532)	$(678)

Basic and diluted net loss per share
Loss from continuing operations	$(0.46)	$(0.21)
Loss from discontinuing operations	(0.01)	(0.00)
Net loss	$(0.47)	$(0.21)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	3,283	3,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,523)	$(691)
Less income (loss) from discontinued operations	(9)	13
Loss from continuing operations	(1,532)	(678)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	39
Stock-based compensation	126	59
Changes in assets and liabilities:
Accounts receivable	3	(199)
Prepaid expenses and other assets	18	(12)
Accounts payable, accrued liabilities and deferred rent	(297)	53
Deferred revenues	(21)	(19)
Net cash used in operating activities	(1,687)	(757)

Cash flows from investing activities:
Purchase of property and equipment	(10)	(3)
Net cash used in investing activities	(10)	(3)

Cash flows from financing activities:
Proceeds from related party advances	1,765	600
Capital lease payments	-	(1)
Net cash provided by financing activities	1,765	599

Net cash provided by operating activities from discontinued operations	(1)	-

Net (decrease) increase in cash and cash equivalents	67	(161)
Cash and cash equivalents at beginning of period	130	386
Cash and cash equivalents at end of period	$197	$225

Supplemental schedule of non-cash financing activity:
Conversion of accrued interest into convertible notes payable	$-	$130

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

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's consolidated financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet data as of March 31, 2012 is derived from and should be read in conjunction with the audited consolidated financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three month period ended June 30, 2012 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2013.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at June 30, 2012 of $114,061.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2013.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2013 anticipates continued but reduced operating losses.  Salon estimates it will require approximately $3,000  in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, Salon has relied on funding from related parties, whom thus far this fiscal year, through July 31, 2012 provided $2,115 in cash advances.  The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement.  The Company is working with outside advisors in its efforts to obtain such funding, and explore strategic alternatives.  However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings, and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

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

Two customers accounted for more than 10% of total revenue for the three month period ended June 30, 2012.  No customer accounted for more than 10% of total revenue for the three month period ended June 30, 2011.  Three customers accounted for 10% or more of total accounts receivable as of June 30, 2012.  One customer accounted for 22% of total accounts receivable as of June 30, 2011.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

There were no stock options granted during the quarter ended June 30, 2012.

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

As of June 30, 2012, the aggregate stock compensation remaining to be amortized to expense was $64.  Salon expects this stock compensation balance to be amortized as follows: $34 during the remainder of fiscal 2013; $22 during fiscal 2014; $6 during fiscal 2015 and $2 during fiscal 2016.  The expected amortization reflects outstanding stock option awards as of June 30, 2012 expected to vest.

Comprehensive loss

The Company has no items of comprehensive loss and as such comprehensive loss equals the loss shown in the condensed consolidated statement of operations.

Recent Accounting Pronouncements

In May 2011, the FASB issued a revised accounting standard.  This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between Generally Accepted Accounting Principles and International Financial Reporting Standards.  The amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures.  The amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements.  The standard is effective for reporting periods beginning on or after December 15, 2011 and should be applied prospectively.  The Company adopted this standard in the first quarter of 2013 and does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In May 2012, The Well’s staff was laid off and current subscriptions will be honored but not renewed upon their expiration, thereby eliminating any future cash inflows.  On July 23, 2012, Salon entered an Intent to Purchase Agreement with a company that has expressed interest in acquiring The Well.  The aggregate sale price is expected to exceed the goodwill balance, no impairment is recognized.  In addition, the goodwill balance of $200 was reclassified to Assets Held for Sale on the financial statements as of June 30, 2012.

3.     Borrowing Agreements

Short-term Borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  Salon’s obligations under this agreement are guaranteed in their entirety by Salon’s Chairman.  The line of credit has been fully drawn as of June 30, 2012.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.   Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of June 30, 2012, accrued interest on short-term borrowings totals $190.  As of June 30, 2012 and 2011, the weighted-average interest rate on the Company’s short-term borrowings was 3% at each of these periods.

During the three months ended June 30, 2012, Salon has received unsecured, interest-free cash advances totaling $1,765 to fund operations from its Chairman. During the three months ended June 30, 2011, Salon received unsecured, interest-free cash advances totaling $600 to fund its operations, including $425 from its Chairman and $175 from the father of a Director.  These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

Convertible Notes Payable

On April 4, 2008, Salon issued to both its Chairman and the father of Salon’s then CEO a convertible promissory note in exchange for loans with a principal amount of $500, an aggregate of $1,000.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012, which such maturity date was extended to October 31, 2012, pursuant to an agreement between the Company and each lender, as described below.  Each note issued on April 4, 2008 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.   In addition, in the event the Company obtains third-party financing in excess of $500, the holders of this $1,000 convertible notes payable have a right to exchange these notes for the same instrument issued in such third-party financing. The value of this embedded derivative was determined to be insignificant and no amount has been recorded.

On May 15, 2008, Salon sold and issued to another investor a convertible promissory note with a principal amount of $500 as part of the above-referenced financing transaction.  The note bears an interest rate of 7.50 percent per annum, payable semi-annually, in cash or in kind, and matures on March 31, 2012 (as extended to October 31, 2012.)  The note may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

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

On April 4, 2009, Salon issued to both its Chairman and the father of Salon’s then CEO a convertible promissory interest note in exchange for loans with a principal amount of $38, an aggregate of $75.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012 (as extended to October 31, 2012.)  Each note issued on April 4, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

On May 15, 2009, Salon issued to another investor a convertible promissory interest note in exchange for loans with a principal amount of $38.  The note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012 (as extended to October 31, 2012.)  The note issued on May 15, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

On April 4, 2010, Salon issued to both its Chairman and the father of Salon’s former CEO and current Director each a convertible promissory interest note in exchange for accrued interest with a principal amount of $40, an aggregate of $81.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012 (as extended to October 31, 2012.)  Each note issued on April 4, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

On May 15, 2010, Salon issued to another investor a convertible promissory interest note in exchange for accrued interest with a principal amount of $40.  The note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012 (as extended to October 31, 2012.)  The note issued on May 15, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

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

On April 4, 2011, Salon issued to both its Chairman and the father of Salon’s former CEO and current Director each a convertible promissory interest note in exchange for accrued interest with a principal amount of $43, an aggregate of $87.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012 (as extended to October 31, 2012.)  Each note issued on April 4, 2011 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

On May 15, 2011, Salon issued to another investor a convertible promissory interest note in exchange for accrued interest with a principal amount of $43.  The note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012 (as extended to October 31, 2012.)  The note issued on May 15, 2011 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

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

As of June 30, 2012, convertible notes payable totaled $3,106, inclusive of $606 in notes issued as payment in kind of accrued interest thereon.  Related parties hold $2,485 of such notes and aggregate accrued related party interest totaled $178.

4.     Stock Option Plans

Salon has adopted certain equity incentive plans as described in Note 8, “Employee Stock Option Plan,” of the notes to consolidated financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

On May 4, 2009, the Board of Directors of Salon, subject to stockholder approval, increased the shares authorized under the 2004 Stock Option Plan by 4.5 million, from 3.2 million to 7.7 million, with such shares eligible for incentive stock options, non-qualified options, or restricted stock.

The following table summarizes activity under Salon’s plans for the three months ended June 30, 2012:

	Outstanding Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of April 1, 2012	5,089,000	$0.25
Options granted under all plans	-	-
Exercised	-	-
Expired and forfeited	(168,000)	$0.23
Outstanding at June 30, 2012	4,921,000	$0.25	$54,000
Exercisable at June 30, 2012	4,322,000	$0.27	$30,000
Vested and expected to vest	4,848,000	$0.25	$43,000

No option shares were awarded during the three months ended June 30, 2012 and 2011.  Substantially all options issued prior to December 2008 were repriced to $0.35 at that time.  The weighted average fair value of options vested during the three months ended June 30, 2012 was $0.43 per share.  No options were exercised during the three months ended June 30, 2012.

Salon recognized stock-based compensation expense of $126 and $59 during the three months ended June 30, 2012 and 2011, respectively.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

5.         Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended June 30
	2012	2011
Numerator
Loss from continuing operations attributable to common stockholders	$(1,523)	$(691)

Net loss attributable to common stockholders	$(1,532)	$(678)

Denominator
Weighted-average shares used in computing basic and diluted loss per share from continuing operations and basic and diluted net loss per share attributable to common stockholders	3,283,000	3,283,000

Basic and diluted net loss per share
Loss from continuing operations	$(0.46)	$(0.21)
Loss from discontinuing operations	(0.01)	(0.00)
Net loss	$(0.47)	$(0.21)

Antidilutive securities including options, warrants and convertible notes and preferred stock not included in net loss per share calculation	17,847,000	18,164,000

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

6.     Preferred Stock

           The conversion rate and common equivalent shares of Salon’s preferred stock as of June 30, 2012 are as follows:

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  As of June 30, 2012, no dividend has been declared to the holders of preferred stock.

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

The aggregate liquidation preferences of all preferred stockholders as of June 30, 2012 were $18,929 excluding the effect of undeclared dividends, and $26,346 including the effect of undeclared dividends.

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

7.     Discontinued Operations

The Well's declining subscriber base and aging technology led to a decision to restructure the service.  As a result, in May 2012, The Well’s staff was laid off and current subscriptions will be honored but not renewed upon their expiration, thereby eliminating any future cash inflows.  As of June 30, 2012, The Well has ceased to be part of the Company’s continuing operations and its financial results are reported under discontinued operations.

	Three Months Ended June 30
	2012	2011
Net revenues	$78	$83
Operating expenses	87	70
Income (loss) from discontinued operations, net of tax	$(9)	$13

8.     Subsequent Events

During the month of July 2012, the Company received cash advances totaling $350 from its Chairman.

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

Overview

Salon is an online news and social networking company and an Internet publishing pioneer.  Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment.  Committed to interactivity, the Website also hosts two online communities, The Well, a subscription-based discussion forum, which the Company is in the process of winding down, as described below, and Open Salon, a social network for bloggers.  In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

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

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Paid subscriptions have declined from 8,100 as of March 31, 2012, to below 8,000 as of June 30, 2012.  In October, 2011, Salon relaunched its subscription business and rebranded it as Salon Core, as it attempts to reverse this downward trend in subscription revenues.  As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals will no longer be accepted, in anticipation of winding down the Company’s subscription service in fiscal 2013.

The other sources of revenue were primarily monthly membership and data storage fees from The Well, an on-line discussion forum that was discontinued in the first quarter of fiscal 2013.  Revenue is recognized ratably over the subscription period.  The Well's declining subscriber base and aging technology led to a decision in May 2012,  to restructure the service.  On July 23, 2012, Salon entered an Intent to Purchase Agreement with a company that has expressed interest in acquiring The Well.  As of June 30, 2012, The Well has ceased to be part of the Company’s continuing operations and its financial results are reported under discontinued operations.

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

Technology expenses consist primarily of salaries, related personnel costs and outside consultants associated with the development, testing and enhancement of Salon’s software to manage its Website, and to maintain and enhance the software utilized in managing Salon Core, as well as supporting marketing and sales efforts.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 79% and 80% of Salon’s revenues, respectively, for the three month periods ended June 30, 2012 and 2011.  The duration of the advertisements is generally short-term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

Salon previously offered The Well as a monthly subscription service for access to on-line discussion forums.  Revenue is recognized ratably over the subscription period.

Accounting for Stock-Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

Salon recognized stock-based compensation expense of $126,000 and $59,000 during the three months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, Salon had an aggregate of $64,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $34,000 during the remainder of fiscal 2013; $22,000 during fiscal 2014; $6,000 during fiscal 2015 and $2,000 during fiscal 2016.  The expected amortization reflects only outstanding stock option awards as of June 30, 2012 expected to vest.  Salon expects to continue to issue stock-based awards to its employees in future periods.

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

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net revenues:

Net revenues decreased 10% to $0.8 million for the three months ended June 30, 2012 from $0.9 million for the three months ended June 30, 2011.

Advertising revenues decreased 10% to $0.7 million for the three months ended June 30, 2012 from $0.8 million for the three months ended June 30, 2011.  The decrease in the current quarter stemmed primarily from a decline in remnant sales due to personnel attrition. The number of monthly unique Website visitors for the three months ended June 30, 2012 averaged 7.5 million, a 27% increase from the same period a year ago, as the Company’s efforts to expand and enrich its original editorial content is generating positive results.  Salon’s ability to increase the number of monthly unique Website visitors is a significant factor in Salon’s strategy to attract additional advertisers on the Website. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Core subscription revenues decreased 25% from one year ago to $0.07 million for the three months ended June 30, 2012.  The decline is attributable to a steady reduction in the number of active subscribers, from approximately 8,100 to below 8,000 during the quarter.  As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals will no longer be accepted, in anticipation of winding down the Company’s subscription service in fiscal 2013.  As a result, the declining subscriber trend will continue until the subscription business is completely wound down.

Revenues from all other sources remained flat from one year ago at $0.1 million for the three months ended June 30, 2012.

Production and content:

Production and content expenses increased 44% from a year ago to $0.9 million for the three months ended June 30, 2012, compared to $0.6 million for the three months ended June 30, 2011.  The $0.3 million increase reflects the costs of the ongoing development of new content initiatives, as well as costs related to departmental restructuring during the quarter.

Sales and marketing:

Sales and marketing expenses were $0.4 million for the three months ended June 30, 2012, compared to $0.3 million for the same period one year ago.  The $0.1 million or 34% increase is primarily attributable to increased compensation for new sales personnel, public relations, and consulting fees.

Technology:

Technology expenses increased 29% from a year ago to $0.3 million for the three months ended June 30, 2012, compared to $0.2 million for the three months ended June 30, 2011.  The $0.1 million increase was due to increased consulting fees primarily related to the Company’s site redesign and Salon Core projects.

General and administrative:

General and administrative expenses for the three months ended June 30, 2012 increased by $0.1 million or 19% to $0.4 million, compared to three months ended June 30, 2011, primarily due to higher non-cash stock compensation expense and increased consulting fees for special projects.

Separation expenses:

Separation expenses were $0.2 million for the three months ended June 30, 2012 which consisted of one-time charges of approximately $0.2 million related primarily to the resignation of Salon’s former Chief Executive Officer, David Talbot and Chief Financial Officer, Norman Blashka, including $0.07 million in non-cash stock-based compensation from the accelerated vesting of options.

Interest expense:

Interest expense for the three months ended June 30, 2012 decreased to $59,000, compared to $65,000 from one year ago.  The $6,000 or 9% decrease is primarily due to interest savings from completion of the remaining capital leases.

Liquidity and capital resources:

Net cash used in operations was approximately $1.7 million for the three months ended June 30, 2012.  The principal uses of cash during the three months ended June 30, 2012 were to fund the $1.5 million net loss for the period and a minimal decrease in accounts receivable, partially offset by $0.3 million decrease in accounts payable and other liabilities, and $0.1 million in various non-cash items.  The accounts receivable, net as of June 30, 2012 of $0.8 million, representing primarily advertising sales during the period, are expected to be collected within the next four months.

Net cash used in investing activities was immaterial during the three months ended June 30, 2012 and 2011.

Net cash provided by financing activities was $1.8 million for the three months ended June 30, 2012 and $0.6 million for the three months ended June 30, 2011.  Net cash for both periods primarily reflects cash advances from related parties.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2013 anticipates continued but reduced operating losses.  Salon estimates it will require approximately $3.0 million in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current quarter and previous fiscal year, Salon has relied on funding from related parties, whom thus far, through June 30, 2012 provided $1.8 million in cash advances.  The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with outside advisors in its efforts to obtain such funding. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes Salon’s contractual obligations as of June 30, 2012, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$922	$528	$394	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	190	190	-	-	-
Related party advances	9,870	9,870	-	-	-
Convertible notes	3,106	3,106	-	-	-
Convertible notes interest	309	309	-	-	-
Total	$15,397	$15,003	$394	$-	$-

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2013.  As of June 30, 2012, Salon has $1.0 million plus accrued interest outstanding under this agreement, payable on demand.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (June 30, 2012), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this quarterly Form 10-Q report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors.

Factors That May Affect Salon’s Future Results and Market Price of Stock

Salon’s business faces significant risks.  The risks described below may not be the only risks Salon faces.  Additional risks that are not yet known or that are currently immaterial may also impair its business operations or have a negative impact on its stock price.  If any of the events or circumstances described in the following risks actually occurs, its business, financial condition or results of operations could suffer, and the trading price of its common stock could decline. The Risk Factors set forth below have not materially changed from those included in our Annual Report on Form 10-K for the year ended March 31, 2012.

Salon’s projected cash flows may not meet expectations

Salon relies on cash projections to run its business and changes such projections as new information is made available or events occur.  The most significant component of Salon’s cash projections is cash to be generated from advertising sales.  Forecasting advertising revenues and resulting cash receipts for an extended period of time is problematic due to the short duration of most advertising sales contracts.  If projected cash inflows and outflows do not meet expectations, Salon’s ability to continue as a going concern may be adversely affected.

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

Salon has relied on related parties for significant investment capital

           Salon has been relying on cash infusions from related parties to fund operations.  The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s former CEO and current Director, Elizabeth Hambrecht.  During the current fiscal year, through July 31, 2012, the Company’s Chairman has contributed $2.12 million in cash advances to fund Salon’s operations.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $26 million in potential sales proceeds as of June 30, 2012, which includes the effect of undeclared dividends of about $7 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $26 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $26 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

Salon has historically lacked significant revenues and has a history of losses

Salon has a history of significant losses and expects to incur a loss from operations, based on generally accepted accounting principles, for its fiscal year ending March 31, 2013 and potentially in future years.  Once Salon attains profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2012, 2011, 2010 and 2009, included a “going-concern” audit opinion on the consolidated financial statements for those years.  The audit opinions report substantial doubt about Salon’s ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability.  As a result of the “going-concern” opinions, Salon’s stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

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

Salon’s technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website, reduced advertising revenues, or a loss of Salon Core subscribers

Salon is constantly upgrading its technology to manage its Website and during the last year redesigned its Website homepage and vertical sections.  In addition, it is creating technology for new products that Salon expects to launch during its next fiscal year.  If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery, its Website may not operate properly, which could harm Salon’s business.  Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes.  Delays in software development processes are common, as are project failures, and either factor could harm Salon’s business.  Moreover, complex software products such as its online publishing frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected.  Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

(a)      Exhibits.

10.1(1)	Separation Agreement between Norman Blashka and Salon Media Group, Inc. entered into on June 4, 2012

31.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of D. Alex Fernandez, Interim Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of D. Alex Fernandez, Interim Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

Footnote	Footnote Description

(1)	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 4, 2012.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SALON MEDIA GROUP, INC.

Dated: August 14, 2012	/s/Cynthia Jeffers
Cynthia Jeffers
Chief Executive Officer

Dated: August 14, 2012	/s/Alex Fernandez
D. Alex Fernandez
Interim Chief Financial Officer