Form 10-Q
period 2012-09-30
SALON MEDIA GROUP INC
filed 2012-11-14
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or

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
Yes [ ]  No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on November 12, 2012 was 3,282,576 shares.

FORM 10-Q
SALON MEDIA GROUP, INC.

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2012	March 31, 2012
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$267	$130
Accounts receivable, net of allowance of $62 and $50	749	783
Prepaid expenses and other current assets	167	194
Total current assets	1,183	1,107
Property and equipment, net	71	92
Goodwill	-	200
Other assets, principally deposits	162	158
Total assets	$1,416	$1,557
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	10,655	8,105
Convertible notes payable	3,106	3,106
Accounts payable and accrued liabilities	1,360	1,847
Deferred revenues	80	165
Total current liabilities	16,201	14,223

Deferred rent	58	123
Total liabilities	16,259	14,346
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 9,404 shares issued and outstanding at September 30, 2012 and March 31, 2012 (liquidation value of $26,545 at September 30, 2012)	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized, 3,282,576 shares issued and outstanding at September 30, 2012 and March 31, 2012	3	3
Additional paid-in capital	99,875	99,737
Accumulated deficit	(114,721)	(112,529)
Total stockholders' deficit	(14,843)	(12,789)
Total liabilities and stockholders' deficit	$1,416	$1,557

(1)Derived from the Company’s audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Revenue, net	$853	$844	$1,689	$1,773

Operating expenses:
Production and content	747	687	1,681	1,335
Sales and marketing	369	359	802	683
Technology	349	251	627	466
General and administrative	221	369	658	737
Separation expenses	-	-	218	-
Total operating expenses	1,686	1,666	3,986	3,221

Loss from operations	(833)	(822)	(2,297)	(1,448)
Interest income (expense)	(69)	(67)	(128)	(132)
Loss from continuing operations	(902)	(889)	(2,425)	(1,580)
Income from discontinued operations	242	23	233	36
Net loss	$(660)	$(866)	$(2,192)	$(1,544)

Basic and diluted net loss per share
Loss from continuing operations	$(0.27)	$(0.27)	$(0.74)	$(0.48)
Income from discontinued operations	0.07	0.01	0.07	0.01
Net loss	$(0.20)	$(0.26)	$(0.67)	$(0.48)

Weighted average shares used in computing basicand diluted net loss per share	3,283	3,283	3,283	3,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,425)	$(1,580)
Less income from discontinued operations	233	36
Loss from continuing operations	(2,192)	(1,544)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	11	-
Depreciation and amortization	32	60
Stock-based compensation	138	144
Changes in assets and liabilities:
Accounts receivable	34	(2)
Prepaid expenses and other assets	28	(44)
Accounts payable, accrued liabilities and deferred rent	(552)	30
Deferred revenues	(85)	(19)
Net cash used in operating activities	(2,586)	(1,375)

Cash flows from investing activities:
Purchase of property and equipment	(22)	(7)
Purchase of intangible assets	(5)	-
Net cash used in investing activities	(27)	(7)

Cash flows from financing activities:
Proceeds from related party advances	2,550	1,325
Net cash provided by financing activities	2,550	1,325

Net cash provided by operating activities from discontinued operations	200	-

Net increase (decrease) in cash and cash equivalents	137	(57)
Cash and cash equivalents at beginning of period	130	386
Cash and cash equivalents at end of period	$267	$329

Supplemental schedule of non-cash financing activity:
Conversion of accrued interest into convertible notes payable	$-	$130

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

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's consolidated financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet data as of March 31, 2012 is derived from and should be read in conjunction with the audited consolidated financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2012.  Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the six month period ended September 30, 2012 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2013.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at September 30, 2012 of $114,721.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2013.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2013 anticipates continued but reduced operating losses.  Salon estimates it will require approximately $1,000  in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, Salon has relied on funding from related parties, whom thus far this fiscal year, through November 12, 2012 provided $2,740 in cash advances.  The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement.  The Company is working with outside advisors in its efforts to obtain such funding, and explore strategic alternatives.  However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings, and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

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

One customer accounted for approximately 13% of total revenue for each of the three month periods ended September 30, 2012 and September 30, 2011.  No customer accounted for more than 10% of total revenue for each of the six month periods ended September 30, 2012 and 2011.   One customer accounted for approximately 11% and 12% of total accounts receivable for the respective periods ended September 30, 2012 and 2011.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

A total of 1,457,000 stock options were granted during the quarter ended September 30, 2012, excluding 528,000 stock options that are performance based, issuance of which is contingent upon the achievement of a cash flow surplus, measured at the end of each reporting quarter. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six months ended September 30,
	2012	2011
Risk-free interest rates	0.40%	1.15%
Expected term (in years)	4	4
Expected volatility	459%	332%
Dividend yield	0%	0%

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

As of September 30, 2012, the aggregate stock compensation remaining to be amortized to expense was $52.  Salon expects this stock compensation balance to be amortized as follows: $19 during the remainder of fiscal 2013; $21 during fiscal 2014; $8 during fiscal 2015; $3 during fiscal 2016 and $1 during fiscal 2017.  The expected amortization reflects outstanding stock option awards as of September 30, 2012 expected to vest.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

Recent Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS (“ASU 2011-04”).  This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between Generally Accepted Accounting Principles and International Financial Reporting Standards.  The amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures.  The amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements.  The standard is effective for interim and annual reporting periods beginning on or after December 15, 2011 and should be applied prospectively.  The Company adopted this standard and it has not had a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

On September 20, 2012, Salon consummated an Asset Sale Agreement by and between the Company and The Well Group, Inc., a California corporation, as reported on the Company’s Form 8-K filed on September 25, 2012.  Pursuant to this Asset Sale Agreement, the Company sold to The Well Group, Inc., for a purchase price of $400, those assets of the Company related to “The Well,” an online discussion forum, including, without limitation (i) the domain name “well.com” and all associated URLs, (ii) certain contracts and agreements with certain third parties, including member agreements and (iii) other property and materials as are required to operate the business as a going concern.

3.        Borrowing Agreements

Short-term Borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  Salon’s obligations under this agreement are guaranteed in their entirety by Salon’s Chairman.  The line of credit has been fully drawn as of September 30, 2012.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.   Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of September 30, 2012, accrued interest on short-term borrowings totals $201.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

As of September 30, 2012 and 2011, the weighted-average interest rate on the Company’s short-term borrowings was 3% at each of these periods.

During the six months ended September 30, 2012, Salon has received unsecured, interest-free cash advances totaling $2,550 from its Chairman to fund operations. During the six months ended September 30, 2011, Salon received unsecured, interest-free cash advances totaling $1,325 to fund its operations, including $1,150 from its Chairman and $175 from the father of a Director.  These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

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

For all of the convertible notes described above with an original maturity date of March 31, 2012, the Company and each of the lenders agreed to extend the maturity dates therein to January 31, 2013.  All other terms remained unchanged.

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

As of September 30, 2012, convertible notes payable totaled $3,106, inclusive of $606 in notes issued as payment in kind of accrued interest thereon.  Related parties hold $2,485 of such notes and aggregate accrued related party interest totaled $225.

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

The following table summarizes activity under Salon’s plans for the six months ended September 30, 2012:

	Outstanding Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of April 1, 2012	5,089,000	$0.25
Options granted under all plans	1,457,000	$0.01
Exercised	-	-
Expired and forfeited	(2,095,000)	$0.28
Outstanding at September 30, 2012	4,451,000	$0.19	$174,000
Exercisable at September 30, 2012	2,644,000	$0.29	$8,000
Vested and expected to vest	3,717,000	$0.19	$15,000

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

A total of 1,457,000 option shares were awarded during the six months ended September 30, 2012.  A total of 400,000 option shares were awarded during the six months ended September 30, 2011.  The weighted-average fair value per share of the stock option awards in the six months ended September 30, 2012 and 2011 was $0.01 and $0.45, respectively.  Substantially all options issued prior to December 2008 were repriced to $0.35 per share at that time.  The weighted average fair value of options vested during the six months ended September 30, 2012 and 2011 was $0.36 per share and $0.25 per share, respectively.  No options were exercised during the six months ended September 30, 2012.

Salon recognized stock-based compensation expense of $138 and $144 during the six months ended September 30, 2012 and 2011, respectively.

5.        Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended September 30		Six Months Ended September 30
	2012	2011	2012	2011
Numerator:
Loss from continuing operations attributable to common stockholders	$(902)	$(889)	$(2,425)	$(1,580)

Income from discontinued operations	242	23	233	26
Net loss attributable to common stockholders	$(660)	$(866)	$(2,192)	$(1,544)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	3,283,000	3,283,000	3,283,000	3,283,000

Basic and diluted net loss per share
Loss from continuing operations	$(0.27)	$(0.27)	$(0.74)	$(0.48)
Profit from discontinued operations	0.07	0.01	0.07	0.01
Net loss	$(0.20)	$(0.26)	$(0.67)	$(0.47)

Antidilutive securities including options, warrants and convertible notes and preferred stock not included in net loss per share calculation	17,905,000	17,915,000	17,905,000	17,915,000

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

6.        Preferred Stock

The conversion rate and common equivalent shares of Salon’s preferred stock as of September 30, 2012 are as follows:

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  As of September 30, 2012, no dividend has been declared to the holders of preferred stock.

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

The aggregate liquidation preferences of all preferred stockholders as of September 30, 2012 were $18,929 excluding the effect of undeclared dividends, and $26,545 including the effect of undeclared dividends.

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

7.        Discontinued Operations

The Well's declining subscriber base and aging technology led to a decision to restructure the service.  As a result, in May 2012, The Well’s staff was laid off and current subscriptions were honored and renewed through September 20, 2012, the date of the sale of the Well. All future cash inflows were thus eliminated.  During the six months ended September 30, 2012, The Well has ceased to be part of the Company’s continuing operations and its financial results are reported under discontinued operations.

	Three Months Ended September 30		Six Months Ended September 30
	2012	2011	2012	2011
Net revenues	$42	$94	$120	$177
Operating expenses	-	71	87	141
Gain on Sale	200	-	200	-
Income (loss) from discontinued operations, net of tax	$242	$23	$233	$36

On September 20, 2012, Salon consummated an Asset Sale Agreement by and between the Company and The Well Group, Inc., a California corporation, as reported on the Company’s Form 8-K filed on September 25, 2012.  Pursuant to this Asset Sale Agreement, the Company sold to The Well Group, Inc., for a purchase price of $400, those assets of the Company related to “The Well,” an online discussion forum, including, without limitation (i) the domain name “well.com” and all associated URLs, (ii) certain contracts and agreements with certain third parties, including member agreements and (iii) other property and materials as are required to operate the business as a going concern.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

8.     Subsequent Events

On October 17, 2012, Salon signed a new office lease agreement relocating its San Francisco headquarters to 870 Market Street, Suite 528, San Francisco, California. The three-year lease, covering approximately 2,405 square feet in space, commences on December 1, 2012 and will terminate on November 30, 2015.

On October 3, 2012, the Company signed a sublease agreement with a third-party to occupy its existing office space located at 101 Spear Street, Suite 203, San Francisco, California, covering approximately 8,623 square feet. The sublease commences on December 1, 2012 and will terminate on February 28, 2014. The sublease is co-terminus with existing obligations.

For all of the convertible notes described in Footnote 3, with an original maturity date of March 31, 2012, the Company and each of the lenders agreed on November 12, 2012, to extend the maturity dates therein to January 31, 2013.  All other terms remained unchanged.

During the month of October through November 12, 2012, the Company received cash advances totaling $190 from its Chairman.

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

Overview

Salon is an online news and social networking company and an Internet publishing pioneer.  Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment.  Committed to interactivity, the Website also hosts an online community, Open Salon, a social network for bloggers.  In its editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

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

Salon also derives a significant portion of its revenues from its Salon Premium subscription program.  Paid subscriptions have declined from 8,100 as of March 31, 2012, to below 8,000 as of September 30, 2012.  In October 2011, Salon relaunched its subscription business and rebranded it as Salon Core, as it attempts to reverse this downward trend in subscription revenues.  As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals are no longer accepted, in anticipation of winding down the Company’s subscription service in fiscal 2013.

The other sources of revenue were primarily monthly membership and data storage fees from The Well, an on-line discussion forum.  During the six months ended September 30, 2012, The Well has ceased to be part of Salon’s continuing operations and its financial results are reported under discontinued operations.  On September 20, 2012, Salon entered into an Asset Sale Agreement by and between the Company and The Well Group, Inc., a California corporation, as reported on the Company’s Form 8-K filed September 25, 2012.  Pursuant to this Asset Sale Agreement, the Company sold to The Well Group, Inc., for a purchase price of $400,000, those assets of the Company related to “The Well,” an online discussion forum, including, without limitation (i) the domain name “well.com” and all associated URLs, (ii) certain contracts and agreements with certain third parties, including member agreements and (iii) other property and materials as are required to operate the business as a going concern.  The transaction contemplated by the Asset Sale Agreement was consummated later on the same day.

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

Technology expenses consist primarily of salaries, related personnel costs and outside consultants associated with the development, testing and enhancement of the Salon.com website and content management system, as well as supporting marketing and sales efforts.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 83% and 78% of Salon’s revenues, respectively, for the six month period ended September 30, 2012 and 2011.  The duration of the advertisements is generally short-term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Salon previously offered Salon Core, formerly known as Salon Premium, a pay-for-online content service, which provided unrestricted access to Salon’s content with or without banners, pop-ups or site pass advertisements, and often included free magazine subscriptions and other giveaways, as well as the ability to easily download content in text or PDF format, a convenience that enables readers to view Salon’s content when not connected to the Internet. Core offerings were broadened in October 2011, in an attempt to increase subscribers. The subscription duration for Salon Core was generally one year. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals are no longer accepted, in anticipation of winding down the Company’s subscription service in fiscal 2013.

Salon previously offered The Well as a monthly subscription service for access to on-line discussion forums.  Revenue is recognized ratably over the subscription period.  The Company no longer accepts subscriptions to The Well which was sold on September 20, 2012.  The gain resulting from this sale transaction was reported under profit from discontinued operations.

Accounting for Stock-Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

Salon recognized stock-based compensation expense of $138,000 and $144,000 during the six months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, Salon had an aggregate of $52,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $19,000 during the remainder of fiscal 2013; $21,000 during fiscal 2014; $8,000 during fiscal 2015; $3,000 during fiscal 2016 and $1,000 during fiscal 2017.  The expected amortization reflects only outstanding stock option awards as of September 30, 2012 expected to vest.  Salon expects to continue issuing stock-based awards to its employees in future periods.

The full impact of stock-based compensation in the future is dependent upon, among other things, the timing of when Salon hires additional employees, the effect of new long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, achievement of specific goals for performance-based grants,  the fair value of the stock awards at the time of grant and the tax benefit that Salon may or may not receive from stock-based expenses.  Additionally, stock-based compensation requires the use of an option-pricing model to determine the fair value of stock option awards.  This determination of fair value is affected by Salon’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, Salon’s expected stock price volatility over the term of the awards.

Results of Operations for the Three and Six Months Ended September 30, 2012 Compared to the Three and Six Months Ended September 30, 2011

Net revenue:

Net revenue increased 1% to $0.9 million for the three months ended September 30, 2012 from $0.8 million for the three months ended September 30, 2011.  Net revenue decreased 5% to $1.7 million for the six months ended September 30, 2012 from $1.8 million for the six months ended September 30, 2011.

Advertising revenue increased 8% to $0.8 million for the three months ended September 30, 2012 from $0.7 million for the three months ended September 30, 2011.  The increase in the current quarter stemmed primarily from an increase in direct ad sales. Advertising revenue remained flat at $1.5 million from one year ago for the six months ended September 30, 2012 due to the impact of a sluggish economic climate.  According to Google Analytics , the number of monthly unique Website visitors for the six and three months ended September 30, 2012 averaged 8.4 million and 9.3 million, respectively, a 47% and 67% increase, repectively, from the same period a year ago. These increase are largely attributable to the Company’s efforts to expand and enrich its original editorial content.  Salon’s ability to increase the number of monthly unique Website visitors is a significant factor in Salon’s strategy to attract additional advertisers on the Website. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Core subscription revenue decreased 39% to $0.06 million for the three months ended September 30, 2012 from $0.09 million for the three months ended September 30, 2011 and decreased 32% to $0.1 million for the six months ended September 30, 2012 from $0.2 million for the six months ended September 30, 2011.  The decrease is directly attributed to a continued decline in subscribers.  As of June 2012, new subscriptions and renewals were no longer accepted, in anticipation of winding down the Company’s subscription service in fiscal 2013.

Revenue from all other sources decreased 33% to $0.02 million for the three months ended September 30, 2012 from $0.03 million for the three months ended September 30, 2011 and increased 5% to $0.06 million for the six months ended September 30, 2012 from $0.05 million for the six months ended September 30, 2011.  The decrease in the current quarter is primarily attributable to a decline in personal subscriptions, partially offset by an increase in referral fees.  The increase for the fiscal year is attributable to increases in royalties, content licensing and referral fees, partially offset by a decline in personal subscriptions.

Production and content:

Production and content expenses remained flat from one year ago at $0.7 million for the three months ended September 30, 2012.  Production and content expenses increased 26% from a year ago to $1.7 million for the six months ended September 30, 2012, compared to $1.3 million for the six months ended September 30, 2011.  The $0.4 million increase reflects the costs of the ongoing development of new content initiatives, as well as increased freelance costs and compensation for new edit personnel.

Sales and marketing:

Sales and marketing expenses remained flat from one year ago at $0.4 million for the three months ended September 30, 2012.  Sales and marketing expenses were $0.8 million for the six months ended September 30, 2012, compared to $0.7 million for the six months ended September 30, 2011.  The $0.1 million or 17% increase is primarily attributable to increased compensation for new sales and marketing personnel, recruiting fees and promotions.

Technology:

Technology expenses remained flat from a year ago at $0.3 million for the three months ended September 30, 2012.  Technology expenses increased 35% from a year ago to $0.6 million for the six months ended September 30, 2012, compared to $0.5 million for the six months ended September 30, 2011.  The $0.2 million increase was due to increased compensation, consulting fees and software.

General and administrative:

General and administrative expenses for the three months ended September 30, 2012 decreased 40% to $0.2 million, compared to $0.4 million for the three months ended September 30, 2011, primarily due to lower overall compensation, including stock compensation, lower office rent and travel costs.  General and administrative expenses for the six months ended September 30, 2012 remained flat from a year ago at $0.7 million.

Separation expenses:

Salon did not incur any separation expenses for the three months ended September 30, 2012 and 2011.  Separation expenses were $0.2 million for the six months ended September 30, 2012 which consisted of one-time charges of approximately $0.2 million related primarily to the resignation of Salon’s Chief Executive Officer, David Talbot and Chief Financial Officer, Norman Blashka, including $0.07 million in non-cash stock-based compensation from the accelerated vesting of options.  The Company did not incur any separation expenses for the six months ended September 30, 2011.

Interest expense:

Interest expense for the three months ended September 30, 2012 and for the six months ended September 30, 2012 remained flat from one year ago at $0.07 million and $0.1 million, respectively.

Other Income:

Other income for the three months and six months ended September 30, 2012 were $0.2 million for each of these periods, representing the net gain on the sale of The Well on September 20, 2012.  Such amounts are recorded within income from discontinued operations. The Company did not have any other income for the three and six months ended September 30, 2011.

Liquidity and capital resources:

Net cash used in operations was approximately $2.6 million for the six months ended September 30, 2012.  The principal uses of cash during the six months ended September 30, 2012 were to fund the $2.4 million net loss for the period and a $0.6 million decrease in accounts payable and other liabilities, partially offset by $0.1 million in various non-cash items, $0.2 million in income from discontinued operations and $0.1 million decrease in accounts receivable and other assets.  The accounts receivable, net as of September 30, 2012 of $0.7 million, representing primarily advertising sales during the period, are expected to be collected within the next four months.

Net cash used in investing activities was from the purchase of property and equipment during the six months ended September 30, 2012 and 2011.

Net cash provided by financing activities was $2.6 million for the six months ended September 30, 2012 and $1.3 million for the six months ended September 30, 2011.  Net cash for both periods primarily reflects cash advances from related parties.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2013 anticipates continued but reduced operating losses.  Salon estimates it will require approximately $1.0 million in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, Salon has relied on funding from related parties, whom thus far, through September 30, 2012 provided $2.6 million in cash advances.  The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with outside advisors in its efforts to obtain such funding. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes Salon’s contractual obligations as of September 30, 2012, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$789	$524	$265	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	201	201	-	-	-
Related party advances	10,655	10,655	-	-	-
Convertible notes	3,106	3,106	-	-	-
Convertible notes interest	309	309	-	-	-
Total	$16,060	$15,795	$265	$-	$-

The table above includes the Company's current monthly lease obligation of $0.034 million.  As indicated in Footnote 8, effective December 1, 2012, Salon's new sublessor, will have a current monthly lease obligation of $0.026 million.  The Company's monthly lease obligation on its new office lease agreement will be $0.07 million, resulting in a net monthly savings of $0.014 million.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2013.  As of September 30, 2012, Salon has $1.0 million plus accrued interest outstanding under this agreement, payable on demand.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

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

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions from related parties to fund operations.  The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s former CEO and former Director, Elizabeth Hambrecht.  During the current fiscal year, through November 6, 2012, the Company’s Chairman has contributed $2.74 million in cash advances to fund Salon’s operations.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $27 million in potential sales proceeds as of September 30, 2012, which includes the effect of undeclared dividends of about $8 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $27 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $27 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Maintaining or increasing Salon’s advertising revenues depends upon many factors, including whether it will be able to:

•	successfully attract additional audience and Website visitors and increase brand awareness;

•	maintain a significant number of unique Website visitors and corresponding significant reach of Internet users;

•	successfully sell and market its Website or other rich media advertisements;

•	maintain a significant number of unique Website visitors and corresponding significant reach of Internet users;

•	maintain a significant number of sellable impressions generated from Website visitors available to advertisers;

•	successfully sell and market its network to advertisers;

•	increase the dollar amount of the advertising orders it receives;

•	improve the technology for serving advertising on its Website;

•	handle temporary high volume traffic spikes to its Website;

•	accurately measure the number and demographic characteristics of its users; and

•	attract and retain key sales personnel.

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

The controversial content of Salon’s Website may limit its revenues

Salon’s Website contains, and will continue to contain, content that is politically and culturally controversial.  As a result of this content, current and potential advertisers, or third parties who contemplate aggregating content, may refuse to do business with Salon.  Salon’s outspoken stance on political issues has and may continue to result in negative reactions from some users, commentators and other media outlets.  From time to time, certain advocacy groups have successfully targeted Salon’s advertisers in an attempt to persuade such advertisers to cease doing business with Salon.  These efforts may be a material impediment to Salon’s ability to grow and maintain advertising revenue.

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

Salon’s technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website, reduced advertising revenues

Salon is constantly updating its Website, the systems that run it and creating new site products. During the last year the Company redesigned its Website and replaced its content management system, which greatly improved editor efficiency. If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery, its Website may not operate properly, which could harm Salon’s business.  Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes.  Delays in software development processes are common, as are project failures, and either factor could harm Salon’s business.  Moreover, complex software products such as its online publishing frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected.  Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

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

Salon’s systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

Salon's website "salon.com" and content management system run on cloud computing hosted by Amazon Web Services, which are in a facility in Herndon, Virginia.  An disruption of Amazon's cloud computing platform could result in a service outage.  Salon's Open Salon Website "open.salon.com" and content management system is located in a facility in Sacramento, California that has been extensively retrofitte to withstand a major earthquake.  Fire, floods, earthquakes, power loss telecommunications failures, break-ins, suppliers failure to meet commitments, and similar events could damage these systems and cause interruptions in its services.  Computer viruses, electronic break-ins or other similar distruptive problems could cause users to stop visiting Salon's Website and could cause advertisers to terminate any agreements with Salon.  In addition, Salon could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable.  If any of these circumstances occurred, Salon’s business could be harmed.  Salon’s insurance policies may not adequately compensate it for losses that may occur due to any failures of or interruptions in its systems.  Salon does not presently have a formal disaster recovery plan.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

(a)      Exhibits.

10.1(1)	Separation Agreement between Norman Blashka and Salon Media Group, Inc. entered into on June 4, 2012

10.2	Asset Sale Agreement between the Well Group, Inc. and Salon Media Group, Inc. entered into on September 20, 2012.

31.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of D. Alex Fernandez, Interim Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of D. Alex Fernandez, Interim Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

SALON MEDIA GROUP, INC.

Dated: November 14, 2012	/s/Cynthia Jeffers
Cynthia Jeffers
Chief Executive Officer

Dated: November 14, 2012	/s/Alex Fernandez
D. Alex Fernandez
Interim Chief Financial Officer