Form 10-Q
period 2012-12-31
SALON MEDIA GROUP INC
filed 2013-02-14
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
or

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-26395

SALON MEDIA GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3228750
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

870 Market Street, Suite 528
San Francisco, CA 94102
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
Yes [ ]  No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 14, 2013 was 3,282,576 shares.

FORM 10-Q
SALON MEDIA GROUP, INC.

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31, 2012	March 31, 2012
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$205	$130
Accounts receivable, net of allowance of $62 and $62	722	783
Prepaid expenses and other current assets	205	194
Total current assets	1,132	1,107
Property and equipment, net	59	92
Goodwill	-	200
Other assets, principally deposits	205	158
Total assets	$1,396	$1,557
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	11,475	8,105
Convertible notes payable	3,339	3,106
Accounts payable and accrued liabilities	1,160	1,847
Deferred revenues	37	165
Total current liabilities	17,011	14,223

Deferred rent	26	123
Total liabilities	17,037	14,346
Commitments and contingencies (See Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 9,404 shares issued and outstanding at December 31, 2012 and March 31, 2012 (liquidation value of $26,744 at December 31, 2012)	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized, 3,282,576 shares issued and outstanding at December 31, 2012 and March 31, 2012	3	3
Additional paid-in capital	99,883	99,737
Accumulated deficit	(115,527)	(112,529)

Total stockholders' deficit	(15,641)	(12,789)
Total liabilities and stockholders' deficit	$1,396	$1,557

(1)Derived from the Company’s audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Revenue, net	$1,032	$943	$2,721	$2,716

Operating expenses:
Production and content	833	872	2,514	2,207
Sales and marketing	349	403	1,151	1,086
Technology	340	253	967	719
General and administrative	244	361	902	1,098
Separation expenses	-	-	218	-
Total operating expenses	1,766	1,889	5,752	5,110

Loss from operations	(734)	(946)	(3,031)	(2,394)
Interest income (expense)	(72)	(66)	(200)	(198)
Loss from continuing operations	(806)	(1,012)	(3,231)	(2,592)
Income from discontinued operations	-	15	233	51
Net loss	$(806)	$(997)	$(2,998)	$(2,541)

Basic and diluted net loss per share
Loss from continuing operations	$(0.25)	$(0.31)	$(0.98)	$(0.79)
Income from discontinued operations	0.00	0.01	0.07	0.02
Net loss	$(0.25)	$(0.30)	$(0.91)	$(0.77)

Weighted average shares used in computing basic and diluted net loss per share	3,283	3,283	3,283	3,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,998)	$(2,541)
Less income from discontinued operations	233	51
Loss from continuing operations	(3,231)	(2,592)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	9	-
Depreciation and amortization	45	76
Stock-based compensation	146	251
Accrued interest on convertible notes payable	233	51
Changes in assets and liabilities:
Accounts receivable	61	(236)
Prepaid expenses and other assets	(53)	(56)
Accounts payable, accrued liabilities and deferred rent	(551)	201
Deferred revenues	(128)	(17)
Net cash used in operating activities	(3,469)	(2,322)

Cash flows from investing activities:
Purchase of property and equipment	(23)	(39)
Purchase of intangible assets	(5)	(1)
Proceeds from asset sales	2	-
Net cash used in investing activities	(26)	(40)

Cash flows from financing activities:
Proceeds from related party advances	3,370	2,125
Net cash provided by financing activities	3,370	2,125

Net cash provided by operating activities from discontinued operations	200	-

Net increase (decrease) in cash and cash equivalents	75	(237)
Cash and cash equivalents at beginning of period	130	386
Cash and cash equivalents at end of period	$205	$149

Supplemental schedule of non-cash financing activity:
Conversion of accrued interest into convertible notes payable	$233	$217

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

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's consolidated financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet data as of March 31, 2012 is derived from and should be read in conjunction with the audited consolidated financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2012.  Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the nine month period ended December 31, 2012 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2013.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at December 31, 2012 of $115,527.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2013.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2013 anticipates continued but reduced operating losses.  Salon estimates it will require approximately $600  in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, Salon has relied on funding from related parties, whom thus far this fiscal year, through February 14, 2013 provided $3,570 in cash advances.  The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement.  The Company is working with outside advisors in its efforts to obtain such funding, and explore strategic alternatives.  However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings, and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

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

One customer accounted for approximately 12% of total revenue for the three months ended December 31, 2012.  No customer accounted for more than 10% of total revenue for the nine month period ended December 31, 2012.   Three customers accounted for approximately 38% of total accounts receivable as of December 31, 2012 and two customers accounted for 15% or more of total accounts receivable as of December 31, 2011.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

For the nine month period ended December 31, 2012, 1,715,000 stock options were granted, excluding 528,000 stock options that are performance based, issuance of which is contingent upon the achievement of a cash flow surplus, measured at the end of each reporting quarter. A total of 85,000 stock options were granted during the quarter ended December 31, 2012, The fair value of each option grant was estimated on the date of grant using the Black-Scholes option model with the following assumptions:

	Nine months ended December 31,
	2012	2011
Risk-free interest rates	0.41%	1.09%
Expected term (in years)	4	4
Expected volatility	460%	334%
Dividend yield	0%	0%

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

As of December 31, 2012, the aggregate stock compensation remaining to be amortized to expense was $49.  Salon expects this stock compensation balance to be amortized as follows: $9 during the remainder of fiscal 2013; $25 during fiscal 2014; $9 during fiscal 2015; $5 during fiscal 2016 and $1 during fiscal 2017.  The expected amortization reflects outstanding stock option awards as of December 31, 2012 expected to vest.

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

In May 2012, The Well’s staff was laid off and current subscriptions were honored through September 20, 2012, the date of sale of the Well. All future cash inflows were thus eliminated.

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

As of December 31, 2012, Salon had no outstanding goodwill.

3.     Borrowing Agreements

Short-term Borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%.  Salon’s obligations under this agreement are guaranteed in their entirety by Salon’s Chairman.  The line of credit has been fully drawn as of December 31, 2012.  Deutsche Bank Securities may demand repayment of amounts borrowed at any time.   Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment.  As of December 31, 2012, accrued interest on short-term borrowings totals $210.

As of December 31, 2012 and 2011, the weighted-average interest rate on the Company’s short-term borrowings was 3% at each of these periods.

During the nine months ended December 31, 2012, Salon has received unsecured, interest-free cash advances totaling $3,370 to fund operations from its Chairman. During the nine months ended December 31, 2011, Salon received unsecured, interest-free cash advances totaling $2,125 to fund its operations, including $1,950 from its Chairman and $175 from the father of a Director.  These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

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

On May 15, 2008, Salon sold and issued to another investor a convertible promissory note with a principal amount of $500 as part of the above-referenced financing transaction.  The note bears an interest rate of 7.50 percent per annum, payable semi-annually, in cash or in kind, and matures on March 31, 2012 (as extended to October 31, 2012).  The note may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

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

On April 4, 2009, Salon issued to both its Chairman and the father of Salon’s then CEO a convertible promissory interest note in exchange for loans with a principal amount of $38, an aggregate of $75.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012 (as extended to October 31, 2012). Each note issued on April 4, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

On May 15, 2009, Salon issued to another investor a convertible promissory interest note in exchange for loans with a principal amount of $38.  The note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012 (as extended to October 31, 2012). The note issued on May 15, 2009 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

On April 4, 2010, Salon issued to both its Chairman and the father of Salon’s former CEO and current Director each a convertible promissory interest note in exchange for accrued interest with a principal amount of $40, an aggregate of $81.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012 (as extended to October 31, 2012).  Each note issued on April 4, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

On May 15, 2010, Salon issued to another investor a convertible promissory interest note in exchange for accrued interest with a principal amount of $40.  The note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012 (as extended to October 31, 2012). The note issued on May 15, 2010 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

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

On April 4, 2011, Salon issued to both its Chairman and the father of Salon’s former CEO and current Director each a convertible promissory interest note in exchange for accrued interest with a principal amount of $43, an aggregate of $87.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012 (as extended to October 31, 2012).  Each note issued on April 4, 2011 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

On May 15, 2011, Salon issued to another investor a convertible promissory interest note in exchange for accrued interest with a principal amount of $43.  The note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2012 (as extended to October 31, 2012).  The note issued on May 15, 2011 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

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

For all of the convertible notes described above with original maturity dates of March 31, 2012 and October 31, 2012, the Company and each of the lenders agreed to extend the maturity dates therein to March 31, 2013.  All other terms remained unchanged.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

On April 4, 2012, Salon issued to both its Chairman and the father of Salon’s former CEO and current Director each a convertible promissory interest note in exchange for accrued interest with a principal amount of $47, an aggregate of $93.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2013.  Each note issued on April 4, 2012 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.68.

On May 15, 2012, Salon issued to another investor a convertible promissory interest note in exchange for accrued interest with a principal amount of $47.  The note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on March 31, 2013.  The note issued on May 15, 2012 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $1.45.

On October 31, 2012, Salon issued to both its Chairman and the father of Salon’s former CEO and current Director each a convertible promissory interest note in exchange for accrued interest with a principal amount of $47, an aggregate of $93.  Each note bears an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matures on October 31, 2013.  Each note issued on October 31, 2012 may convert at the election of the holder at any time into a number of shares of Salon’s common stock equal to the aggregate amount of the note obligations divided by $0.6746.

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

As of December 31, 2012, convertible notes payable totaled $3,339, inclusive of $839 in notes issued as payment in kind of accrued interest thereon.  Related parties hold $2,671 of such notes and aggregate accrued related party interest totaled $92.

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

The following table summarizes activity under Salon’s plans for the nine months ended December 31, 2012:

	Outstanding Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of April 1, 2012	5,089,000	$0.25
Options granted under all plans	1,542,000	$0.01
Exercised	-	-
Expired and forfeited	(3,045,000)	$0.32
Outstanding at December 31, 2012	3,586,000	$0.13	$124,000
Exercisable at December 31, 2012	1,822,000	$0.23	$9,000
Vested and expected to vest	2,718,000	$0.13	$17,000

A total of 1,542,000 option shares were awarded during the nine months ended December 31, 2012.  A total of 488,000 option shares were awarded during the nine months ended December 31, 2011.  The weighted-average fair value per share of the stock option awards in the nine months ended December 31, 2012 and 2011 was $0.01 and $0.28, respectively.  Substantially all options issued prior to December 2008 were repriced to $0.35 per share at that time.  The weighted average fair value of options vested during the nine months ended December 31, 2012 and 2011 was $0.30 per share and $0.27 per share, respectively.  No options were exercised during the nine months ended December 31, 2012.

Salon recognized stock-based compensation expense of $146 and $251 during the nine months ended December 31, 2012 and 2011, respectively.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

5.     Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended December 31		Nine Months Ended December 31
	2012	2011	2012	2011
Numerator:
Loss from continuing operations attributable to common stockholders	$(806)	$(1,012)	$(3,231)	$(2,592)
Income from discontinued operations	$-	$15	$233	$51
Net loss attributable to common stockholders	$(806)	$(997)	$(2,998)	$(2,541)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	3,283,000	3,283,000	3,283,000	3,283,000

Basic and diluted net loss per share
Loss from continuing operations	$(0.25)	$(0.31)	$(0.98)	$(0.79)
Income from discontinued operations	-	0.01	0.07	0.02
Net loss	$(0.25)	$(0.30)	$(0.91)	$(0.77)

Antidilutive securities including options, warrants and convertible notes and preferred stock not included in net loss per share calculation	16,839,000	17,983,000	16,839,000	17,983,000

6.          Commitments and Contingencies

On October 17, 2012, Salon signed a new office lease agreement to relocate its San Francisco headquarters to 870 Market Street, Suite 528, San Francisco, California.  The three-year lease, covering approximately 2,405 square feet in space, commenced on December 1, 2012 and will terminate on November 30, 2015.

On October 3, 2012, the Company signed a sublease agreement with a third-party to occupy its existing office space located at 101 Spear Street, Suite 203, San Francisco, California, covering approximately 8,623 square feet.  The sublease commenced on December 1, 2012 and will terminate on February 28, 2014. The sublease is co-terminus with existing obligations.  The total amount of future sublease income to be received subsequent to December 31, 2012 was $362.

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The following summarizes Salon's operating lease commitments as of December 31, 2012, and the effect these commitments are expected to have on the Company's liquidity and cash flows in future periods (in thousands):

	Operating Leases
	San Francisco	Corporate Office	New York	Los Angeles	Total
Fiscal Year 2013	$100	$21	$28	$4	$153
Fiscal Year 2014	372	85	113	3	573
Fiscal Year 2015	-	88	38	-	126
Fiscal Year 2016	-	59	-	-	59
Total	$472	$253	$179	$7	$911

7.     Preferred Stock

           The conversion rate and common equivalent shares of Salon’s preferred stock as of December 31, 2012 are as follows:

		Per share		Common
Preferred Stock	Shares Outstanding	Purchase Price	Conversion Rate	Equivalent Shares
Series A	612	$4,000	1.773	1,380,802
Series B	125	4,000	1.470	340,237
Series C	6,582	800	0.784	6,714,719
Series D-1	417	1,200	1.674	298,992
Series D-2	417	1,200	1.930	259,208
Series D-3
Issued on 12/21/05	209	1,200	1.674	149,855
Issued on 07/27/06	208	1,200	2.137	116,799
Series D-4
Issued on 07/27/06	42	1,200	2.137	23,584
Issued on 09/21/06	333	1,200	1.557	256,715
Issued on 12/18/06	42	1,200	0.886	56,857
Series D-5
Issued on 12/18/06	125	1,200	0.886	169,217
Issued on 11/19/07	292	1,200	1.395	251,217
Total	9,404			10,018,202

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

SALON MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (amounts in thousands, except share and per share data)
(unaudited)

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors.  In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock,  and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%.  If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive.  As of December 31, 2012, no dividend has been declared to the holders of preferred stock.

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

The aggregate liquidation preferences of all preferred stockholders as of December 31, 2012 were $18,929 excluding the effect of undeclared dividends, and $26,744 including the effect of undeclared dividends.

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

8.     Discontinued Operations

The Well's declining subscriber base and aging technology led to a decision to restructure the service.  As a result, in May 2012, The Well’s staff was laid off and current subscriptions were honored and renewed through September 20, 2012, the date of the sale of the Well. All future cash inflows were thus eliminated.  During the nine months ended December 31, 2012, The Well has ceased to be part of the Company’s continuing operations and its financial results are reported under discontinued operations.

	Three Months Ended December 31		Nine Months Ended December 31
	2012	2011	2012	2011
Net revenues	$-	$89	$120	$266
Operating expenses	-	74	87	215
Gain on sale	-	-	200	-
Income (loss) from discontinued operations, net of tax	$-	$15	$233	$51

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

9.     Subsequent Events

During the month of January through February 14, 2013, the Company received cash advances totaling $200 from its Chairman.

On February 1, 2013, Salon's Board approved an increase in common stock shares authorized of 150,000,000.

For all of the convertible notes described in Footnote 3 with original maturity dates of March 31, 2012 and October 31, 2012, the Company and each of the lenders agreed on February 13, 2013, to extend the maturity dates therein to March 31, 2013.  All other terms remain unchanged.

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

Salon also derives a portion of its revenues from its Salon Premium subscription program.  Paid subscriptions have declined from 8,100 as of March 31, 2012, to below 7,000 as of December 31, 2012.  In October 2011, Salon relaunched its subscription business and rebranded it as Salon Core, as it attempts to reverse this downward trend in subscription revenues.  As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals were no longer accepted, in anticipation of winding down the Company’s subscription service in fiscal 2013.

The other sources of revenue were primarily monthly membership and data storage fees from The Well, an on-line discussion forum.  During the nine months ended December 31, 2012, The Well has ceased to be part of Salon’s continuing operations, and its financial results are reported under discontinued operations.  On September 20, 2012, Salon entered into an Asset Sale Agreement by and between the Company and The Well Group, Inc., a California corporation, as reported on the Company’s Form 8-K filed September 25, 2012.  Pursuant to this Asset Sale Agreement, the Company sold to The Well Group, Inc., for a purchase price of $400,000, those assets of the Company related to “The Well,” an online discussion forum, including, without limitation (i) the domain name “well.com” and all associated URLs, (ii) certain contracts and agreements with certain third parties, including member agreements, and (iii) other property and materials as are required to operate the business as a going concern.  The transaction contemplated by the Asset Sale Agreement was consummated later on the same day.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 90% and 79% of Salon’s revenues, respectively, for the nine month periods ended December 31, 2012 and 2011.  The duration of the advertisements is generally short-term, usually less than ninety days.  Revenues derived from such arrangements are recognized during the period the advertising space is provided.  Salon’s obligations typically include a guaranteed minimum number of impressions, a set number of Site Pass advertisements viewed, or a set number of days that a Site Pass advertisement will run.  To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser.  If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Salon previously offered Salon Core, formerly known as Salon Premium, a pay-for-online content service, which provided unrestricted access to Salon’s content with or without banners, pop-ups or site pass advertisements, and often included free magazine subscriptions and other giveaways, as well as the ability to easily download content in text or PDF format, a convenience that enables readers to view Salon’s content when not connected to the Internet. Core offerings were broadened in October 2011, in an attempt to increase subscribers. The subscription duration for Salon Core was generally one year. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals were no longer accepted, in anticipation of winding down the Company’s subscription service in fiscal 2013.

Salon previously offered The Well as a monthly subscription service for access to on-line discussion forums.  Revenue is recognized ratably over the subscription period.  The Company no longer accepts subscriptions to The Well, which was sold on September 20, 2012.  Net gain resulted from this sale transaction was reported under profit from discontinued operations.

Accounting for Stock-Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

Salon recognized stock-based compensation expense of $146,000 and $251,000 during the nine months ended December 31, 2012 and 2011, respectively.  As of December 31, 2012, Salon had an aggregate of $49,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  Salon currently expects this stock compensation balance to be amortized as follows: $9,000 during the remainder of fiscal 2013; $25,000 during fiscal 2014; $9,000 during fiscal 2015; $5,000 during fiscal 2016 and $1,000 during fiscal 2017.  The expected amortization reflects only outstanding stock option awards as of December 31, 2012 expected to vest.  Salon expects to continue issuing stock-based awards to its employees in future periods.

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

Results of Operations for the Three and Nine Months Ended December 31, 2012 Compared to the Three and Nine Months Ended December 31, 2011

Net revenues:

Net revenues increased 9% to $1.0 million for the three months ended December 31, 2012 from $0.9 million for the three months ended December 31, 2011.  Net revenues remained flat at $2.7 million for the nine month period ended December 31, 2012 and 2011.

Advertising revenues increased 23% to $1.0 million for the three months ended December 31, 2012 from $0.8 million for the three months ended December 31, 2011.  The increase in the current quarter stemmed primarily from an increase in remnant ad sales, which increased 63% to $0.6 million for the three months ended December 31, 2012 from $0.4 million for the three months ended December 31, 2011.  Remnant ad sales captured approximately 61% of total advertising revenue, an 18% increase from the same quarter a year ago. Advertising revenues increased 4% to $2.5 million for the nine month period ended December 31, 2012 from $2.4 million for the same period one year ago.   The increase is primarily due to a 9% increase in remnant ad sales for the nine month period ended December 31, 2012 to $1.1 million from $1.0 million for the nine month period ended December 31, 2011.  The number of monthly unique Website visitors for the three months ended December 31, 2012 increased 77% to 11.8 million from 6.7 million for the same period last year. Monthly unique website visitors for the nine months ended December 31, 2012 averaged 9.5 million, a 58% increase from the same period a year ago, largely attributable to the Company’s efforts to expand and enrich its original editorial content.  Salon’s ability to increase the number of monthly unique Website visitors is a significant factor in Salon’s strategy to attract additional advertisers on the Website. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Core subscription revenues decreased 48% to $0.04 million for the three months ended December 31, 2012 from $0.08 million for the three months ended December 31, 2011 and decreased 37% to $0.2 million for the nine months ended December 31, 2012 from $0.3 million for the nine months ended December 31, 2011.  The decrease is directly attributed to a continued decline in subscribers.  As of June 2012, new subscriptions and renewals were no longer accepted in anticipation of winding down the Company’s subscription service in fiscal 2014.

Revenues from all other sources were immaterial for the three months ended December 31, 2012 and 2011.  Revenue from all other sources remained flat at $0.1 million for the nine months ended December 31, 2012 and 2011.

Production and content:

Production and content expenses decreased 4% to $0.8 million for the three months ended December 31, 2012 from $0.9 million for the three months ended December 31, 2011.  The $0.1 million decrease primarily stems from reductions in freelance costs, consulting fees and stock compensation.  Production and content expenses increased 14% from a year ago to $2.5 million for the nine months ended December 31, 2012, compared to $2.2 million for the nine months ended December 31, 2011.  The $0.3 million increase reflects the costs of the ongoing development of new content initiatives, as well as increased overhead and compensation for new edit personnel.

Sales and marketing:

Sales and marketing expenses decreased 13% to $0.3 million for the three months ended December 31, 2012 from $0.4 million for the three months ended December 31, 2011.  The $0.1 million decrease stems primarily from a reduction in public relations and compensation for marketing personnel. Sales and marketing expenses were $1.2 million for the nine months ended December 31, 2012, compared to $1.1 million for the nine months ended December 31, 2011.  The $0.1 million or 6% increase is primarily attributable to increased compensation for new sales personnel and recruiting fees.

Technology:

Technology expenses remained flat from a year ago at $0.3 million for the three months ended December 31, 2012.  Technology expenses increased 34% from a year ago to $1.0 million for the nine months ended December 31, 2012, compared to $0.7 million for the nine months ended December 31, 2011.  The $0.2 million increase was due to increased compensation, consulting fees and software.

General and administrative:

General and administrative expenses for the three months ended December 31, 2012 decreased 32% to $0.2 million, compared to $0.4 million for the three months ended December 31, 2011.  The $0.1 million decrease stems primarily from lower overall compensation, including stock compensation and office rent, partially offset by increases in legal and audit fees and moving expenses.  General and administrative expenses for the nine months ended December 31, 2012 decreased 18% to $1.0 million, compared to $1.1 million for the nine months ended December 31, 2011.  The $0.2 million decrease stems primarily from lower overall compensation, including office rent, stock compensation and overhead, partially offset by increases in consulting, legal fees and moving expenses.

Separation expenses:

Salon did not incur any separation expenses for the three month periods ended December 31, 2012 and December 31, 2011.  Separation expenses were $0.2 million for the nine months ended December 31, 2012 which consisted of one-time charges of approximately $0.2 million related primarily to the resignation of Salon’s former Chief Executive Officer, David Talbot and former Chief Financial Officer, Norman Blashka, including $0.07 million in non-cash stock-based compensation from the accelerated vesting of options.  The Company did not incur any separation expenses for the nine months ended December 31, 2011.

Interest expense:

Interest expense for the three months ended December 31, 2012 and for the nine months ended December 31, 2012 remained flat from one year ago at $0.07 million and $0.2 million, respectively.

Income from discontinued operations

The Company did not incur income from discontinued operations for the three months ended December 31, 2012.  Salon incurred $0.01 million in income from discontinued operations for the three month period ended December 31, 2011 primarily due to subscription revenue. For the nine months ended December 31, 2012, income from discontinued operations increased 357% to $0.23 compared to $0.05 for the nine month period ended December 31, 2011.  The increase primarily stems from the gain on the sale of the Well subscription service on September 20, 2012.

Other Income:

The Company incurred no other income during the three months ended December 31, 2012.  Other income for the nine months ended December 31, 2012 was $0.2 million, representing the net gain on the sale of The Well on September 20, 2012.  Such amounts are recorded within income from discontinued operations. The Company did not have any other income for the three and nine months ended December 31, 2011.

Liquidity and capital resources:

            Net cash used in operations was approximately $3.5 million for the nine months ended December 31, 2012.  The principal uses of cash during the nine months ended December 31, 2012 were to fund the $3.0 million net loss for the period and a minimal decrease in accounts receivable, partially offset by $0.6 million decrease in accounts payable and other liabilities, and various immaterial non-cash items.  The accounts receivable, net as of December 31, 2012, of $0.7 million, representing primarily advertising sales during the period, are expected to be collected within the next four months.

Net cash used in investing activities was immaterial during the nine months ended December 31, 2012 and 2011.

           Net cash provided by financing activities was $3.4 million for the nine months ended December 31, 2012 and $2.1 million for the nine months ended December 31, 2011.  Net cash for both periods primarily reflects cash advances from related parties.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2013 anticipates continued but reduced operating losses.  Salon estimates it will require approximately $0.6 million in additional funding to meet its operating needs for the balance of its fiscal year.  If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, Salon has relied on funding from related parties, who thus far, through December 31, 2012 provided $3.4 million in cash advances.  The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with outside advisors in its efforts to obtain such funding. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes Salon’s contractual obligations as of December 31, 2012, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$549	$298	$251	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	210	210	-	-	-
Related party advances	11,475	11,475	-	-	-
Convertible notes	3,339	3,339	-	-	-
Convertible notes interest	152	152	-	-	-
Total	$16,725	$16,474	$251	$-	$-

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank.  These funds are not subject to market risk and no interest is paid on such funds.  In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which will subject Salon to interest rate risk.  Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2013.  As of December 31, 2012, Salon has $1.0 million plus accrued interest outstanding under this agreement, payable on demand.  As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (December 31, 2012), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Salon has relied on related parties for significant investment capital

           Salon has been relying on cash infusions from related parties to fund operations.  The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht.  William Hambrecht is the father of Salon’s former CEO and current Director, Elizabeth Hambrecht.  During the current fiscal year, through February 14, 2013, the Company’s Chairman has contributed $3.57 million in cash advances to fund Salon’s operations.

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

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $27 million in potential sales proceeds as of December 31, 2012, which includes the effect of undeclared dividends of about $8 million.  If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $27 million of cash distributions, while the holders of common stock would receive none of this amount.  If a liquidation event were to occur in excess of $27 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of common stock would be entitled to receive.

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

Salon’s quarterly operating results are volatile and may adversely affect its common stock price

Salon’s future revenues and operating results, both in accordance with Generally Accepted Accounting Principles (GAAP) and non GAAP, are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside Salon’s control, and any of which could severely harm Salon’s business. These factors include:

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

Salon’s technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website, reduced advertising revenues, or a loss of Salon Core subscribers

Salon is constantly upgrading its technology to manage its Website and during the last year redesigned its Website homepage and vertical sections.  In addition, it is creating technology for new products that Salon expects to launch during its next fiscal year.  If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery, its Website may not operate properly, which could harm Salon’s business.  Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes.  Delays in software development processes are common, as are project failures, and either factor could harm Salon’s business.  Moreover, complex software products, such as its online publishing, frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected.  Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

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

Salon’s systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

Salon’s website “salon.com” and content management system run on cloud computing hosted by Amazon Web Services, which are in a facility in Herndon, Virginia. Any disruption of Amazon’s cloud computing platform could result in a service outage. Salon’s Open Salon Website “open.salon.com” and content management system is located in a facility in Sacramento, California that has been extensively retrofitted to withstand a major earthquake.  Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in its services.  Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting Salon’s Website and could cause advertisers to terminate any agreements with Salon.  In addition, Salon could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable.  If any of these circumstances occurred, Salon’s business could be harmed.  Salon’s insurance policies may not adequately compensate it for losses that may occur due to any failures of or interruptions in its systems.  Salon does not presently have a formal disaster recovery plan.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

           Not applicable

Item 6.  Exhibits

(a)      Exhibits.

10.1(1)	Separation Agreement between Norman Blashka and Salon Media Group, Inc. entered into on June 4, 2012

10.2 (2)	Asset Sale Agreement between the Well Group, Inc. and Salon Media Group, Inc. entered into on September 20, 2012

10.3 (3)	Employment Agreement between Cynthia Jeffers and Salon Media Group, Inc. entered into on December 3, 2012

31.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of D. Alex Fernandez, Interim Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of D. Alex Fernandez, Interim Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

Footnote	Footnote Description

(1)	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 4, 2012.

(2)	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 25, 2012

(3)	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 10, 2012

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALON MEDIA GROUP, INC.

Dated: February 14, 2013	/s/ Cynthia Jeffers
Cynthia Jeffers
Chief Executive Officer

Dated: February 14, 2013	/s/ Alex Fernandez
D. Alex Fernandez
Interim Chief Financial Officer