Form 10-K
period 2013-03-31
SALON MEDIA GROUP INC
filed 2013-06-26
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Large accelerated filer ☐   Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,528,000 based on the closing sale price of the registrant’s common stock on June 3, 2013. Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon Media Group, Inc. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 3, 2013 was 76,157,942 shares.

FORM 10-K SALON MEDIA GROUP, INC. INDEX

FORM 10-K SALON MEDIA GROUP, INC. INDEX – (continued)

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	78

SIGNATURES		88

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

Salon generates revenue from display advertising, third-party network advertising, content licensing, referral fees and other services.

Highlights from Fiscal Year 2013

●

Completed a recapitalzation through a private offering of Common Stock to the holders of its related party advances, convertible notes, certain accrued consulting fees and Preferred Stock in exchange for the cancellation of such related party advances, convertible notes, accrued consulting fees and Preferred Stock, at an exchange price of $0.35 per share of Common Stock (the “Recapitalization”).

●

Consummated an Asset Sale Agreement in which The Well Group, Inc, a California corporation, purchased all assets of the Company related to The Well, a subscription members-only discussion community, including, without limitation (i) the domain name “well.com” and all associated URLs, (ii) certain contracts and agreements with certain third parties, including member agreements and (iii) other property and materials as are required to operate the business as a going concern, for a purchase price of $400,000 (“The Well Asset Sale”)

●

Reduced office rent 27% in fiscal year 2013, as compared to fiscal year 2012, as a result of the sublet of approximately 8,600 square feet of office space in San Francisco, CA starting in December 2012.

●	Changed ad-serving platforms to Google's industry standard platform. This change coupled with an increase in pageviews increased remnant revenue by 23% from the prior fiscal year.

●	Completed a website redesign and optimization of content for social networks, search engines and mobile phones.

●	Launched a responsive mobile browser experience and iPhone, iPad and Android applications, which created new revenue streams.

●	Launched new sales initiatives, including native advertising and sponsored content.

●	Reduced operating expenses by winding down Salon Core subscription service and Salon Studio video production unit.

●	Surpassed 5 million monthly uniques according to Comscore.

Strategic Review

In May 2012, the Company embarked on a plan to grow revenue by developing its online news coverage, integrating with social media networks, enhancing stickiness on the website, developing a robust mobile platform and maintaining an overriding focus on growing traffic.

Content Divisions

Salon targets an educated, culturally engaged audience interested in original thinking and reporting on the day’s big stories, and pursues that audience by offering seven key content areas listed below:

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
Tech

Anchored by returning tech columnist (and Salon founder) Andrew Leonard, Salon Tech goes beyond just gadgets and gee-whiz stories to get at how technology is changing our lives for the better. In addition to Leonard, the section includes partner content from sites like The Daily Dot, Pacific Standard, staff aggregation and AP wires.

Business	Salon Business combines high-quality regular contributors (Robert Reich, Jared Bernstein) with content partners (International Business Times, NewDeal 2.0) staff aggregation and AP wires.

Expanded Contributor Network

Salon supplements its staff-driven, original work with a burgeoning partnership program with other producers of original, high quality journalism such as GlobalPost, The Nation Institute, ProPublica, Alternet, Print Magazine, MinnPost, The Crime Report, LA Review of Books, Guernica, Bill Moyers & Co., carefully selecting stories with the greatest appeal to Salon readers. The Company also relies on the frequent, high-quality contributions of its reader-writers on Open Salon, who write regularly on meaningful, news-driven stories, and have contributed heavily to ongoing Salon series, including “Interview with my Bully” (writers interviewing their childhood bullies); “Pinched” (first-person accounts of recession-era living);  “My Brilliant Second Career” (tales of career reinvention) and “Made” (the virtue of making stuff).

Mobile phones and tablets

Web browsers and applications on mobile platforms are a significant area of audience growth and ad revenue in the online news industry. In fiscal year 2013, Salon implemented its mobile content strategy to address mobile content needs that may differ from readers’ needs on desktop computers. Specifically, the company enhanced its mobile browser site, launching a responsive mobile design site, as well as Apple and Android mobile phone and tablet applications.

Social media

With the global growth of social networking platforms, their emergence as news innovators, sources of traffic referrals, and distribution platforms, Salon plans to grow its delivery of content to, presence on and integration with social platforms. In fiscal year 2013, the Company integrated social networking features into the Website, which facilitated the sharing of content on social networks, and developed partnerships with social networks.

Content Partnerships

Salon believes it needs fresh content and new ideas to continue to attract readers to its Website.  To this end, Salon has made efforts to initiate partnerships to diversify the content offerings across various content verticals, as well as dynamic content, such as video, slideshows and images.   Additionally, Salon has made efforts to identify bloggers who might have a strong affinity with its readers, and who might be interested in moving their sites to Salon in order to gain a greater reach of readership and infrastructure support.

Display Advertising Revenue

Since the end of fiscal year 2007, Salon has increased emphasis on display advertising revenues.  In fiscal year 2013, Salon built out its suite of advertising offerings, improve the technological orientation of the site to attract custom advertising solutions and expand into additional advertising categories. The Company also better optimized the use of ad networks to fully monetize any unsold remnant inventory. In fiscal 2014, we will continue to grow and develop this strategy.

Website Design and Architecture

In April 2012, Salon launched a completely re-designed website in an effort to accelerate its audience growth, gave increased attention to social networks and search engine optimization and referral traffic, improved page loading to deliver news to users faster, improved the company’s Google page rank, improved usability to make it easier for users to find the stories they're looking for, integrated social networking to increase referral traffic from social networks and added modules to better circulate traffic around the site.

The Well

Salon also operated The Well. On September 20, 2012, Salon entered into and consummated an Asset Sale Agreement in which The Well Group, Inc, a California corporation, purchased all assets of the Company related to The Well, including, without limitation (i) the domain name “well.com” and all associated URLs, (ii) certain contracts and agreements with certain third parties, including member agreements and (iii) other property and materials as are required to operate the business as a going concern, for a purchase price of $400,000 (“The Well Asset Sale”).

Premium Subscriptions

Salon operated Premium and Core, a subscription service that provides ad-free viewing of the Website. As Salon increased its number of readers to its advertising supported website, its primary source of revenue was from direct and third-party advertising sales. As a result of a continued decline in Premium and Core subscribers, Salon’s subscription service was terminated and, as of June 2012, new subscriptions and renewals are no longer accepted. Salon recognizes that its subscription model will continue to be preferred by a small minority of its readers, and will therefore continue the subscription program during this winding down process and anticipates ending the subscription service in fiscal year 2015.

Production and Content

Salon has made substantial strides in the past fiscal year to better realign its production costs with its revenue potential in an effort to reach profitability.  Among other measures, the Company reduced total freelance costs 23% from $367,000 in fiscal year 2012 to $281,000 in fiscal year 2013 and is continually aiming to match personnel resources to overall business needs.

Revenue Sources

No customer accounted for over 10% of total net revenue for the years ended March 31, 2013 and 2012 with one customer accounting for over 10% of total net revenue for the year ended March 31, 2011, which were as follows (in thousands):

	Year Ended March 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Advertising	$3,320	91%	$3,010	87%	$3,584	85%
Salon Premium	226	6%	355	10%	472	11%
All Other	95	3%	112	3%	150	4%
Total	$3,641	100%	$3,477	100%	$4,206	100%

Salon has generated Internet advertising revenues since its inception in 1995, and this accounted for 91% of net revenues in fiscal year 2013. The Company launched Salon Premium, a subscription service, in April 2001. Salon Premium was re-branded as Salon Core in fiscal year 2012, and due to a tepid response from readers, was restructured in June 2012. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals are no longer accepted, in anticipation of winding down the subscription service in fiscal year 2015.

The Company acquired The Well, its primary source of other net revenue, in 1999. The Well's declining subscriber base, and aging technology led to a decision in June 2012 to restructure the service. As a result, The Well staff was laid off and current subscriptions were honored but not renewed upon expiration. On September 20, 2012, Salon entered into and consummated The Well Asset Sale.

Online advertising, which accounts for the bulk of Salon’s net revenue, is subject to broader economic fluctuations, like other forms of advertising, but with a consistent upward bias. According to the eMarketer, online advertising [revenue in the United States] surpassed newspaper advertising [revenue in the United States] for the first time in 2010. Total online advertising [revenue] was $32 billion in 2011, a 23% increase from 2010, according to the Pew Research Center. Total online advertising [revenue in the United States] was $36.6 billion in 2012, which was a 15% increase from 2011, according to a recent study by PricewaterhouseCoopers LLC and sponsored by the Interactive Advertising Bureau (the “IAB Study”). Internet advertising revenues in the United States totaled $10.31 billion in the fourth quarter of 2012, an increase of 12% from the 2012 third quarter total of $9.24 billion and an increase of 15% from the 2012 fourth quarter total $8.97 billion.

Central to Salon’s strategy is to capitalize on the expected continued shift in spending of advertising budgets to the Web and mobile platforms in particular, in response to increased mobile and tablet usage. According to the IAB Study, mobile advertising revenue in the United States totaled $3.4 billion in 2012, a 111% increase from the 2011 mobile advertising revenue total of $1.6 billion. While still small, mobile advertising is growing rapidly. According to eMarketer, the mobile ad market now accounts for approximately 7% of total digital ad spending. eMarketer projects it will hit 21% by 2016. The growth of mobile advertising is slowing spending directed toward desktop ad formats faster than expected, according to new figures from eMarketer, raising the question of whether spending on desktop formats like search and banners will ever grow again," eMarketer said in a statement. Recognizing this paradigm shift, in fiscal year 2013 Salon developed and launched Apple and Android mobile applications for its website content.

An important factor in increasing advertising revenues in future periods is growth in Salon’s audience. Attracting more unique Website visitors is important to Salon as they generate page views, and each page view becomes a potential platform for serving advertisements. Ultimately, Salon charges advertisers for a set number of ad impressions viewed by a Website visitor. During fiscal year 2011, management expanded lifestyle coverage in areas such as food, film and books. The strategy began to bear fruit in the second quarter ended September 30, 2010, as unique monthly visitors averaged 5.4 million, a 14% increase over the same quarter in the prior fiscal year. Monthly unique visitors in the third quarter ended December 31, 2010 averaged 5.2 million, a 13% increase over the same period in the prior fiscal year. In fiscal year 2011, full year average monthly unique visitors averaged 5.4 million, a 12.4% increase over the full year average for fiscal year 2010. In the third and fourth quarters ended December 31, 2011 and March 31, 2012, respectively, additional gains brought average unique monthly visitors to 6.7 million, a 28% increase over the third quarter in the prior fiscal year, and 7.3 million, a 30% increase over the fourth quarter in the prior fiscal year, respectively. In fiscal year 2012, full year average monthly unique visitors averaged 6.4 million, an increase of 18% compared to fiscal year 2011.

In an effort to continue the trend of audience growth, during fiscal year 2013, management added business and technology coverage to the content available on the Website. Once again the strategy of increasing online content demonstrated positive results. Monthly unique visitors in the third quarter ended December 31, 2012, averaged 11.8 million, a 77% increase over the same quarter in the prior fiscal year. Monthly unique visitors in the fourth quarter ended March 31, 2013 averaged 14.1 million, a 93% increase over the same quarter in the prior fiscal year. In fiscal year 2013, full year average monthly unique visitors averaged 10.7 million, an increase of 68% compared to the full year average for fiscal year 2012. Additionally, monthly unique visitors have grown from 4.7 million as of March 31, 2009, to 14.3 million as of March 31, 2013, a cumulative growth rate of 203% over the past four fiscal years. The table below reflects unique monthly visitors to Salon’s Website from fiscal year 2011 through fiscal year 2013.

Advertising is Salon’s primary source of revenue. Most advertising campaigns are of short duration, generally less than ninety days. Salon’s obligations may include a guaranteed minimum number of impressions, or views by Website visitors of an advertisement. To the extent the minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable with an advertiser. If these “make good” amounts are not agreeable with an advertiser, no further revenue is recognized. Salon has also successfully made greater use of ad networks to better monetize unsold ad inventory.

Over the past few years, subscriptions to Salon Core have been de-emphasized and this revenue has been declining.  Subscriptions were de-emphasized because trends in Internet media have been away from paid content and the cost of generating a subscriber and maintaining the Salon Core subscription service did not justify the declining revenue stream.  Salon Core revenue is recognized ratably over the period that services are provided. For the year ended March 31, 2013, Salon received $0.05 million in cash and recognized $0.2 million of revenue for this service primarily from less than 1,000 paid one year subscriptions and from approximately 7,000 monthly subscriptions. For the year ended March 31, 2012, Salon received $0.3 million in cash and recognized $0.4 million of revenue for this service primarily from approximately 5,900 paid new and renewed one year subscriptions and from approximately 9,900 monthly subscriptions. In June 2012, the service was restructured.  Current memberships will be honored, but not renewed upon expiration, in anticipation of winding down the subscription service in fiscal year 2015.

Other sources of revenue include membership and data storage fees from The Well, an on-line discussion forum. Revenue is recognized ratably over the subscription period. The revenues recognized were approximately $0.3 million for each of the years ended March 31, 2012 and 2011. On September 20, 2012, Salon entered into and consummated The Well Asset Sale.

Salon also generates nominal revenue from the licensing of content that previously appeared in Salon, for referring users to third party websites, for providing links to a third party’s Website offering personals/dating services and from its limited e-commerce activities.

Sales and Marketing

Salon has distinguished itself in the marketplace by offering custom, innovative and integrated advertising products that appeal to readers and to seamlessly and organically incorporate the client and their objectives into the site. As such, the Company has built out its suite of ad products, especially in the areas of custom content areas, sponsored content and engagement through social media. These products allowed Salon’s clients to speak to and engage with its passionate, educated and influential audience in a way they have never been able to before. It is anticipated that these ad offerings have allowed the Company to grow its business without drastically increasing costs.

Salon has sales offices in New York and Los Angeles, with eight advertising sales and operations employees as of March 31, 2013, of which five actively solicit orders.

Salon did not incur any advertising expenses for the years ended March 31, 2013, 2012 and 2011.

Product Development

Salon recognizes that readers come to the site for online news, reporting, opinion and an engaging, active community of writers, readers and commenters. Users engage with the site through desktop computers, mobile phones and social networking platforms. To meet users’ rapidly evolving online media needs, Salon is continually innovating and developing its Website, mobile Website and social media presence, by adding new features, design updates and technologies that improve the user experience, speed and search engine optimization. The Company has developed an internal culture of innovation where the Edit, Technology and Sales teams collaborate on product development. In fiscal year 2013, Salon implemented its mobile application strategy with the launch of its responsive mobile browser site and release of Apple and Android mobile applications.

Infrastructure and Operations

Salon has created a flexible publishing structure that enables it to develop its content while responding quickly to news events and take advantage of the ease of distribution provided by the Internet. Salon content is deployed on its proprietary software platform and captured in a database for reuse in Web and other formats.  The content on Salon’s Website has been structured to facilitate being found by search engines, a key driver in increasing traffic to Salon’s Website.  During the last four years, Salon has improved the look and feel of its Website to increase appeal to its audience and contemplates continued changes to its Website.  In fiscal year 2012, Salon made significant investments in this area with a re-designed architecture and Website to help drive traffic to its site.

Salon’s Website is supported by a variety of servers using the Linux operating systems.  Salon’s top technical priority is the fast delivery of pages to its users. Salon’s systems are designed to handle traffic growth by balancing the amount of traffic among multiple servers.  Salon relies on server redundancy and a third party Content Delivery Network to help achieve its goal of 24 hours, seven-days-a-week Website availability.  Regular automated backups protect the integrity of Salon’s data.   Salon servers are maintained on a third-party cloud computing platform, with some legacy equipment at a third-party colocation facility in Sacramento, California.  Continuous monitoring of the cloud systems is provided by both the cloud platform, as well as a third party specialized service.  For the legacy hardware, the third-party facility provides continuous monitoring of relevant servers.  In fiscal year 2012, Salon decided to explore a possible move to multiple redundant cloud computing centers.

Competition

Salon competes for advertising revenues with numerous Websites, with the 50 largest companies attracting an estimated 90% of all the Internet advertising dollars according to a recent study by PricewaterhouseCoopers LLP and sponsored by the Interactive Advertising Bureau (“IAB”). Per the IAB Study, 72% of total revenues in the fourth quarter of 2012, were concentrated with the 10 leading ad-selling companies, up slightly from the 71% reported in the fourth quarter of 2011. These companies have Websites that include major portals such as Yahoo and AOL, major search engines such as Google and Bing, major social networks such as Facebook, Twitter and LinkedIn, and major online media publications such as CNN.com, MSNBC, The Huffington Post, The New York Times, and The Washington Post. Salon also competes with many smaller news and politics–oriented Websites, such as Slate, Gawker, The Daily Beast, Buzzfeed, The Atlantic, Talking Points Memo and Mother Jones and Politico for staff, audience and ad sales.

Salon’s Strategy

Continued focus on growing Salon’s audience

Increasing unique visitors to Salon’s Website and the resulting page views that serve as a platform for advertising impressions is key to Salon’s revenue growth. In addition to the revenue generated from advertising, an increase in unique visitors could increase revenue from content licensing and referral fees. As a result, audience growth will continue to be a primary business goal for Salon.

During fiscal year 2011, Salon launched a re-designed architecture and Website in an effort to accelerate its growth and gave increased attention to search engine optimization and referral traffic. Salon plans to continue to focus on developing its audience growth through a combination of editorial enhancements, new products, and more effective use of technology. Salon has broadened its content by reclassifying its content in seven key contents areas. These are: News, Politics, Arts & Entertainment, Life, Open Salon, Technology and Business. Through these seven key content areas, Salon continues to enhance or create new content and features for its readers. Salon is continually evaluating, adjusting and creating new solutions to grow its audiences.

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

Focus on advertising revenue opportunity while premium subscription service winds down

Salon generates most of its revenue from advertising on its Website, and, historically, Salon offered a subscription services allowing subscribers to pay to read its content without ads. However, as Salon increased its number of readers to its Website, Salon determined that its advertising sales team could sell most of its inventory, and it thus would be far more profitable for Salon to drive its readers to its advertising supported Website rather than to a subscription, without-ads Website. As a result, and in addition to the continued decline in subscribers, as of June 2012, new subscriptions and renewals are no longer accepted, in anticipation of winding down the Company’s Salon Core subscription service in fiscal year 2015.

Since the end of fiscal year 2007, Salon has increased emphasis on advertising revenues. In fiscal year 2014, Salon plans to continue to provide more creative advertising offerings, improve the technological orientation of the site to attract more non-standard advertising and expand into additional advertising categories, such as video, slideshows and live coverage through live blogs. It will also expand and better optimize the use of ad networks to fully monetize any unsold remnant inventory.

Enhanced Website Design

Salon is continually evaluating the needs of its users and adjusting and creating new solutions to meet their needs. As a result, Salon users have experienced greater user satisfaction, and therefore, higher utilization, higher search rankings that will drive new users to the site and a higher proportion of repeat engagement, as users return throughout the day to obtain timely news and information. The site is dynamic and interactive, and its architecture has allowed editors to manage a real time flow of content presented in a graphically compelling fashion, while also servicing multiple platforms and devices, and dynamic usability experiments.

Expanding Gross Margins

Salon has made substantial strides in the past fiscal year to better realign its production costs with its revenue potential in an effort to reach profitability. Among other measures, the Company reduced total freelance costs 23% from $367,000 in fiscal year 2012 to $281,000 in fiscal year 2013, and is continually aiming to match personnel resources to overall business need given the prevailing advertising market. Additionally, Salon is evaluating opportunities to reduce the expense of its high-quality content by focusing on reducing cost per page and seeking less costly sources of content, including greater content aggregation and the use of popular articles and blogs from Open Salon.

Operating Expense Reductions

Salon has also placed significant emphasis in the past fiscal year on more effectively aligning operating expenses with operating margins in an effort to achieve an operating profit. Among various measures, the Company’s office rent declined 27% from $434,000 in fiscal year 2012 to $316,000 in fiscal year 2013, as a result of the sublet of approximately 8,600 square feet of office space starting in December 2012.

Recapitalization

Salon has made significant progress in simplifying its capital structure and increasing its liquidity in an effort to make the Company a more compelling investment to current and new investors. With this goal in mind, at a meeting of the Board of Directors (“Board”) on February 1, 2013, the Board approved a private offering of Common Stock to the holders of its related party advances, convertible notes, certain accrued consulting fees and Preferred Stock in exchange for the cancellation of such related party advances, convertible notes, accrued consulting fees and Preferred Stock, at an exchange price of $0.35 per share of Common Stock (the “Recapitalization”). The primary purpose of this voluntary Recapitalization was to simplify the Company’s capital structure through the exchange of indebtedness and Preferred Stock, thereby increasing the Company’s potential to enter into capital transactions with new investors.  In addition, the Board believed that the Recapitalization offered holders a potentially more liquid asset in the form of the Company’s Common Stock and could also result in increased overall liquidity in the market for the Company’s Common Stock

All of the holders of related party advances, accrued consulting fees and convertible notes and the holders of all the outstanding Preferred Stock other than holders of 1,075 shares of Series C Preferred Stock, agreed to participate in the Recapitalization, which resulted in 72.88 million shares of Common Stock being issued in connection with the Recapitalization, which closed on March 1, 2013.  Outstanding convertible notes plus interest at February 28, 2013 was approximately $3,504,000, all of which was exchanged for an aggregate of approximately 10,012,372 shares of Common Stock.  Outstanding related party advances at February 28, 2013, including accrued consulting fees of $158,000, were approximately $12,146,000, all of which was exchanged for an aggregate of 34,704,143 shares of Common Stock. All outstanding Preferred Stock other than 1,075 shares of Series C at February 28, 2013 in the amount of 9,404 shares was exchanged for an aggregate of approximately 28,158,853 shares of Common Stock.

On March 1, 2013, 25% of related party advances and accrued consulting fees as of February 28, 2013 were exchanged for an aggregate of 8,676,034 shares of common stock and all convertible notes plus interest and Preferred stock holdings of non affiliates other than 1,075 shares of Series C of Preferred Stock were exchanged for an aggregate of 17,614,655 shares of Common Stock. This issuance of shares represented substantially all of the available authorized common stock. Due to an insufficient number of common stock authorized as of February 28, 2013, a special meeting of the stockholders of the Company was held on April 18, 2013, at which Company Stockholders voted to increase the authorized Common Stock of the Company from 30 million to 150 million shares. A Certificate of Amendment (the “Certificate of Amendment”) to the Company's Restated Certificate of Incorporation was filed with the Delaware Secretary of State to increase the number of authorized common stock from 30 million to 150 million shares. Following the April 18, 2013 vote of the Company's stockholders and the filing of the Certificate of Amendment, the remaining 75% of the balance of related party advances and accrued consulting fees as of February 28, 2013 was exchanged for an aggregate of 26,028,108 shares of Common Stock and all the Preferred Stock holdings of affiliates of 7,066 shares as of February 28, 2013 was exchanged for an aggregate of 20,556,571 shares of Common Stock.

Develop Content Partnerships

Salon believes it needs fresh content and new ideas to continue to attract readers to its Website. To this end, Salon has made efforts to initiate partnerships to diversify the content offerings across various content verticals, as well as dynamic content, such as video, slideshows and images. Additionally, Salon has made efforts to identify bloggers who might have a strong affinity with its readers, and who might be interested in moving their sites to Salon in order to gain a greater reach of readership, and to gain infrastructure support.

Infrastructure and Operations

Salon has created a flexible publishing structure that enables it to develop its content while responding quickly to news events and take advantage of the ease of distribution provided by the Internet. Salon content is deployed on its proprietary software platform and captured in a database for reuse in Web and other formats. The content on Salon’s Website has been structured to facilitate being found by search engines, a key driver in increasing traffic to Salon’s Website. During the last three years, Salon has improved the look and feel of its Website to increase appeal to its audience and contemplates continued changes to its Website. In fiscal year 2012, Salon made significant investments in this area with a re-designed architecture and website to help drive traffic to its site.

Salon’s Website is supported by a variety of servers using the Linux operating systems.  Salon’s top technical priority is the fast delivery of pages to its users. Salon’s systems are designed to handle traffic growth by balancing the amount of traffic among multiple servers.  Salon relies on server redundancy and a third party Content Delivery Network to help achieve its goal of 24 hours, seven-days-a-week Website availability.  Regular automated backups protect the integrity of Salon’s data.   Salon servers are maintained on a third-party cloud computing platform, with some legacy equipment at a third-party colocation facility in Sacramento, CA.  Continuous monitoring of the cloud systems is provided by both the cloud platform, as well as a third party specialized service.  For the legacy hardware, the third-party facility provides continuous monitoring of relevant servers.  In fiscal year 2012, Salon decided to explore a possible move to multiple redundant cloud computing centers.

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

Employees

As of March 31, 2013, Salon has 48 full-time employees. Salon believes its employee relations are good. No employees of Salon are represented by a labor union or are subject to a collective bargaining agreement. Salon’s future success is highly dependent on the ability to attract, hire, retain and motivate qualified personnel.

ITEM 1A. Risk Factors

Factors That May Affect Salon’s Future Results and Market Price of Stock

Salon’s business faces significant risks. The risks described below may not be the only risks Salon faces. Additional risks that are not yet known or that are currently immaterial may also impair the Company's business operations or have a negative impact on the Company's stock price. If any of the events or circumstances described in the following risks actually occurs, the Company's business, financial condition or results of operations could suffer, and the trading price of its common stock could decline.

Salon’s projected cash flows may not meet expectations

Salon relies on cash projections to run its business and changes such projections as new information is made available or events occur. The most significant component of Salon’s cash projections is cash to be generated from advertising sales and, to a lesser extent, cash to be generated from content licensing and referral fees. Forecasting advertising revenues and resulting cash receipts for an extended period of time is problematic due to the short duration of most advertising sales. If projected cash inflows and outflows do not meet expectations, Salon’s ability to continue as a going concern may be adversely affected.

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

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions primarily from related parties to fund operations. The related parties are generally John Warnock, Chairman of the Board of Salon, and William Hambrecht. William Hambrecht, appointed as a Director of the Company in February 2012, is the father of Salon’s former President, Chief Executive Officer and Director, Elizabeth Hambrecht. During the year ended March 31, 2013, related parties provided approximately $4.1 million in cash advances to fund Salon’s operations.

Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon’s cash availability and its ability to fund its operations.

Salon’s principal stockholders exercise a controlling influence over Salon’s business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

On March 1, 2013, Salon completed the Recapitalization in which all of its convertible notes, related party advances and certain accrued consulting fees (aggregating $15.7 million, including interest on the convertible notes through February 28, 2013) and substantially all shares of its convertible preferred stock were exchanged for an aggregate of 72.9 million shares of Common Stock at a price of $0.35 per share. Of this 72.9 million shares of common stock, 26 million shares were issued on March 1, 2013. The remaining 47 million shares were issued immediately upon stockholder approval of an amendment to the Company’s Restated Certificate of Incorporation increasing the Company’s total authorized common shares on April 18, 2013 from 30 million to 150 million shares and the filing of such amendment with the Delaware Secretary of State on the same day. The amendment to the Company’s Restated Certificate Certificate of Incorporation increasing the Common Stock was previously adopted by Salon’s Board on February 1, 2013.

Based on 76,157,942 shares of Common Stock outstanding as of June 3, 2013, the recipients of the shares in the Recapitalization own a controlling interest in Salon. Of this amount, approximately 23% is controlled directly or indirectly by Director William Hambrecht and approximately 59% by Chairman and Director John Warnock. Therefore, related parties by themselves own a controlling interest in Salon.

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

Future sales of significant number of shares of Salon’s Common Stock by principal stockholders could cause its stock price to decline

Salon’s preferred stockholders, subsequent to the Recapitalization, can convert their remaining 1,075 shares of preferred stock to approximately 1.1 million shares of Common Stock at any time. As Salon’s Common Stock is normally thinly traded, if these stockholders were to convert their shares of preferred stock to Common Stock and sell the resulting shares, the per share price of Salon’s Common Stock may be adversely affected.

Salon’s stock has been and will likely continue to be subjected to substantial price and volume fluctuations due to a number of factors, many of which will be beyond its control and may prevent its stockholders from reselling its common stock at a profit

The securities markets have experienced significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, have and may continue to reduce the market price of Salon's Common Stock, regardless of its operating performance. In addition, Salon’s stock is thinly traded and operating results could be below the expectations of public market analysts and investors, and in response, the market price of its Common Stock could decrease significantly.

Salon’s preferred stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over common stockholders in the event of such an occurrence

Salon’s Series A, B, C and D preferred stockholders have liquidation preferences over common stockholders of the first approximately $21.8 million in potential sales proceeds as of March 31, 2013, which includes the effect of undeclared dividends of $7.9 million. If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $21.8 million of cash distributions, while the holders of common stock would receive none of this amount. If a liquidation event were to occur in excess of $21.8 million and if preferred stock dividends were to be declared, the holders of preferred stock would be entitled to receive a relatively larger distribution than the holders of Common Stock would be entitled to receive.

Following the completion of the Recapitalization on April 18, 2013, Salon’s Series C preferred stockholders have liquidation preferences over common stockholders of the first approximately $9.7 million in potential sales proceeds, which includes the effect of undeclared dividends of $7.9 million. If a liquidation event were to occur, and preferred stock dividends were declared, the holders of preferred stock would be entitled to the first $9.7 million of cash distributions, while the holders of Common Stock would receive none of this amount.

Salon has historically lacked significant revenues and has a history of losses

Salon has a history of significant losses and expects to incur an operating loss, based on generally accepted accounting principles, for its fiscal year ending March 31, 2014. Salon expects to turn cash flow positive during fiscal year 2014. Once Salon attains profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2011, 2012 and 2013, included a “going-concern” audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about Salon’s ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the “going-concern” opinions, Salon’s stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Salon has depended on advertising sales for much of its revenues, and its inability to maintain or increase advertising revenues could harm its business

Maintaining or increasing Salon’s advertising revenues depends upon many factors, including whether it will be able to:

●	successfully sell and market its website auto start Site Pass or other rich media advertisements;

●	entice website visitors to view and advertisers to sell new ad units and formats;

●	maintain a significant number of unique website visitors and corresponding significant reach of Internet users;

●	maintain a significant number of sellable impressions generated from website visitors available to advertisers;

●	successfully sell and market its network to advertisers;

●	increase the dollar amount of the advertising orders it receives;

●	maintain pricing levels of the advertising it sells;

●	increase awareness of the Salon brand;

●	improve the technology for serving advertising on its website;

●	handle temporary high volume traffic spikes to its website;

●	accurately measure the number and demographic characteristics of its users; and

●	attract and retain key sales personnel.

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

Salon’s systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

Substantially all of Salon’s communications hardware and computer hardware operations for its website are in a facility in Sacramento, California that has been extensively retrofitted to withstand a major earthquake. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in its services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting Salon’s website and could cause advertisers to terminate any agreements with Salon. In addition, Salon could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances were to occur, Salon’s business could be harmed. Salon’s insurance policies may not adequately compensate it for losses that may occur due to any failures of or interruptions in its systems. Salon does not presently have a formal disaster recovery plan.

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

Possible state sales and other taxes could adversely affect Salon’s results of operations

During the year ended March 31, 2003, the State of California audited Salon’s sales tax returns and found Salon in compliance with its filings and did not object to the fact that it did not collect sales tax on subscriptions. During the year ended March 31, 2013, the Texas State Comptroller determined that Salon had nexus in the state and was therefore subject to sales tax on the subscriptions of subscribers residing in the state of Texas retroactive to 2004. One or more other states may seek to impose sales tax collection obligations on out-of-state companies, including Salon, which engage in or facilitate electronic commerce. State and local governments have discussed and begun to implement taxes on the sale of goods and services through the Internet. Such proposals, could substantially impair the growth of electronic commerce and could reduce Salon’s ability to derive revenue from electronic commerce. Moreover, if any state or foreign country were to assert successfully that Salon should collect sales or other taxes on the exchange of merchandise on its network, its financial results could be harmed.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Salon leases 2,405 square feet of office space at 870 Market Street, Suite 528, San Francisco, California, where it has been headquartered since November 2012. The lease for the San Francisco office will terminate in November 2015. In December 2012, Salon’s former office headquarters at 101 Spear Street, San Francisco, California, covering 8,623 square feet, was sub-leased to a third party entity through February 2014. Salon also leases 4,000 square feet of office space at 260 West 36th Street, 9th Floor, New York, NY through July 2014 and a smaller office at 300 Manhattan Beach Blvd., Manhattan Beach, CA, through May 2013. Salon also rents minimal space to host its servers in Sacramento, California.

Salon believes that its existing properties are in good condition and are suitable for the conduct of its business.

ITEM 3. Legal Proceedings

Salon is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Information with respect to the quarterly high and low sales prices for Salon’s Common Stock, ticker symbol SLNM.PK, for its fiscal years 2013 and 2012, based on sales transactions reported by the OTC (Over-The-Counter) Bulletin Board is provided below:

	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2013		March 31, 2012
For the quarter ended	High	Low	High	Low
June 30	0.50	0.03	0.11	0.10
September 30	0.17	0.01	0.47	0.10
December 31	0.15	0.06	0.50	0.02
March 31	0.40	0.06	0.50	0.05

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

There were 69 active holders of record of Salon Common Stock as of June 3, 2013. This number was derived from Salon’s stockholder records, and does not include beneficial owners of Salon’s voting Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The closing price of Salon’s Common Stock on June 3, 2013 was $0.11 per share.

Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

Salon has never repurchased any of its equity securities.

Equity Compensation Plan Information

The following table provides information about Salon’s common stock that may be issued upon the exercise of options and rights under all of Salon’s existing equity compensation plans as of March 31, 2013, including the Salon Internet, Inc. 1995 Stock Option Plan, the Salon Media Group, Inc. 2004 Stock Plan, the Salon Media Group, Inc. Non-Plan Stock Agreement and the 1999 Employee Stock Purchase Plan.

Plan category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
	and rights	and rights	equity compensation
plans, excluding
securities reflected in
column (a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,550,512	$0.13	2,578,191

Equity compensation plans not approved by security holders	None	N/A	None
Total	3,550,512	N/A	2,578,191

Equity Compensation Plans Not Approved by Security Holders

None.

Stock Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on Salon Media Group Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, and a customized peer group of three companies that includes: Meetme, Inc., Thestreet, Inc. and Tucows, Inc. The graph assumes that the value of the investment in the company's common stock, in the peer group and the index (including reinvestment of dividends) was $100 on March 31, 2008 and tracks it through March 31, 2013.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	3/08	3/09	3/10	3/11	3/12	3/13

Salon Media Group Inc.	100.00	23.53	4.71	29.41	29.41	14.71
NASDAQ Composite	100.00	67.13	105.92	124.66	139.76	150.52
Peer Group	100.00	30.47	68.33	79.23	64.78	50.35

ITEM 6. Selected Consolidated Financial Data

 Not applicable.

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

Sources of Revenue

The most significant portion of Salon’s net revenues is derived from advertising from the sale of promotional space on its Website. The sale of promotional space is generally less than ninety days in duration. Advertising units sold include “rich media” streaming advertisements, as well as traditional banner and pop-up advertisements.

Salon also derives a portion of its net revenues from its Salon Premium subscription program. This source of revenue has been decreasing since Salon’s quarter ended December 31, 2004 when paid subscriptions peaked at approximately 89,100 and have since decreased to approximately fewer than 8,000 as of March 31, 2013. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals are no longer accepted, in anticipation of winding down the Company’s subscription service in fiscal year 2014.

In June 2012, Salon refocused its strategy on its core Salon.com website, and made the decision to restructure and eliminate certain non-core initiatives.  As a result, Salon laid-off The Well staff associated with its online discussion forum. On September 20, 2012, Salon entered into and consummated The Well Asset Sale.

Salon also generates nominal revenue from the licensing of content that previously appeared in Salon’s Website, from traffic referrals for third party Websites, for hosting links to a third party’s personals/dating Websites, and operating its emerging e-commerce activities.

Operating Expenses

Production and content expenses consist primarily of salaries and related expenses for Salon’s editorial, artistic, and production staff, online communities’ staff, payments to freelance writers and artists, bandwidth costs associated with serving pages and hosting our online communities on our Website, credit card transaction costs and ad serving costs.

Sales and marketing expenses consist primarily of salaries, commissions and related personnel costs, travel, and other costs associated with Salon’s sales force, business development efforts and its subscription service. It also includes advertising and promotions.

Technology expenses consist primarily of salaries and related personnel costs associated with the development, testing and enhancement of Salon’s software to manage its Website, and to maintain and enhance the software utilized in managing Salon Premium, as well as supporting marketing and sales efforts.

General and administrative expenses consist primarily of salaries and related personnel costs, accounting and legal fees, and other fees associated with operating a publicly traded company. Certain shared overhead expenses are allocated to other departments.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Salon believes accounting policies and estimates related to revenue recognition and accounting for debt and equity are the most critical to Salon’s financial statements. Future results may differ from current estimates if different assumptions or conditions were to prevail.

Stock Based Compensation

Salon recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

Salon recognized stock-based compensation expense of $156,000, $311,000 and $295,000 during the years ended March 31, 2013, 2012 and 2011, respectively. As of March 31, 2013, Salon had an aggregate of $39,000 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. Salon currently expects this stock-based compensation balance to be amortized as follows: $24,000 during fiscal year 2014; $9,000 during fiscal year 2015; $5,000 during fiscal year 2016 and $1,000 during fiscal year 2017. The expected amortization reflects only outstanding stock option awards as of March 31, 2013. Salon expects to continue to issue stock-based awards to its employees in future periods.

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

Liquidity

Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2013, Salon had an accumulated deficit of $116.5 million. These losses have been funded primarily through the issuance of common stock from Salon’s initial public offering in June 1999, issuances of preferred stock, bank debt, the issuance of convertible notes payable and other advances from related parties.

Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2013, 2012 and 2011 has included a paragraph in their report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

Income Taxes

Salon has not recorded a provision for federal or state income taxes since inception due to recurring operating losses. At March 31, 2013, Salon had net operating loss carryforwards of $83.9 million for federal income tax purposes that begin to expire in March 2016, and $24.7 million for California income tax purposes. As Salon has been incurring tax losses, $2.1 million of California net operating loss carryforwards expired as of March 31, 2013, and if Salon were to incur a tax loss for the year ending March 31, 2014, an additional $1.8 million operating loss carryforward will expire. Utilization of Salon’s net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California State provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets. The net valuation allowance increased $1.1 million during the year ended March 31, 2013 to $30.5 million. Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. These factors include Salon’s history of net losses since inception and expected near-term future losses.

Revenue Recognition

Salon recognizes revenues once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Revenues are recognized ratably over the period which Salon’s obligations are fulfilled. Payments received before Salon’s obligations are fulfilled are classified as “Deferred revenue” in Salon’s consolidated balance sheets.

Advertising revenues, derived from the sale of promotional space on its Website, comprised 88%, 79% and 78% of Salon’s net revenues, respectively, for the years ended March 31, 2013, 2012 and 2011. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon’s obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Salon Premium, a pay-for-online content service, provides unrestricted access to Salon’s content with no banners, pop-ups or site pass advertisements, and includes free magazine subscriptions and other promotional items including books and merchandise, free access to Table Talk, an online forum, and the ability to easily download content in text or PDF format, a convenience that enables readers to view Salon’s content when not connected to the Internet. The subscription duration for Salon Premium is generally one year. Non-Salon Premium subscribers can gain access to Salon’s content after viewing some form of advertisement. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals are longer be accepted, in anticipation of winding down the Company’s subscription service in fiscal year 2014.

Salon offered The Well as a monthly subscription service for access to online discussion forums until September 2012. Revenue was recognized ratably over the subscription period. The Well's declining subscriber base, and aging technology led to a decision in June 2012 to restructure the service. As a result, The Well staff were laid off and current subscriptions were honored but not renewed upon expiration. On September 20, 2012, Salon entered into and consummated The Well Asset Sale.

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination accounted for under the purchase method. Goodwill is not amortized but is tested for impairment annually during the Company’s fourth quarter, or when events and circumstance occur indicating that the asset might be impaired. In connection with the sale of “The Well” the goodwill was written off in determining the gain from discontinued operations. As such, Salon has no goodwill as of March 31, 2013.

Results of Operations

Fiscal Years Ended March 31, 2013 and 2012

Net Revenues

Salon’s net revenue from continuing operations increased 5% to $3,641 for the year ended March 31, 2013 from $3,477 for the year ended March 31, 2012, primarily due to increases in remnant revenue and referral fees.

Advertising revenues increased 10% to $3,320 for the year ended March 31, 2013 from $3,010 for the year ended March 31, 2012, mainly due to an increase in third party sales which increased 23% to $1,572 for the year ended March 31, 2013 from $1,282 for the year ended March 31, 2012.

Salon Premium subscription revenues decreased by 36% to $226 for the year ended March 31, 2013 from $355 for the year ended March 31, 2012. The decline in Salon Premium revenues recognized for the year ended March 31, 2013 compared to the year ended March 31, 2012 is attributable to a substantial reduction in the number of new subscribers. Salon acquired approximately 860 paid one-year subscriptions for the year ended March 31, 2013 compared to approximately 5,900 for the year ended March 31, 2012. The number of paid subscribers decreased from approximately 8,100 at March 31, 2012 to less than 8,000 at March 31, 2013. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals ae no longer accepted, in anticipation of winding down the Company’s subscription service in fiscal year 2015.

An important factor in increasing advertising revenues in future periods, including Salon’s typically peak third quarter ending December 31, is attracting more unique visitors to Salon’s Website. Attracting more unique Website visitors is important to Salon as they generate page views, and each page view becomes a potential platform for serving advertisements. Ultimately, Salon charges advertisers based on a set number of impressions viewed by Website visitors. Due to various factors, including concerted efforts to make Salon’s content more accessible to readers by auto launching the site pass, a better optimized Website to facilitate appearance in search engine results, and increasing the quantity of content, the average number of unique monthly Website grew by 68% for the full year, to approximately 10.7 million. Aiding the continued growth in unique visitors to Salon’s Website is the migration of readers to the Internet from print newspapers.

All other sources of revenue were $95 for the year ended March 31, 2013 and $112 for the year ended March 31, 2012. Approximately 50% and 76% of this revenue was derived from subscriptions to The Well, an online discussion forum, for the respective fiscal year. The decrease was mainly attributed to the sale of The Well on September 20, 2012.

Production and Content Expenses

Production and content expenses increased to $3.3 million for the year ended March 31, 2013 from $3.2 million for the year ended March 31, 2012. The 4% increase primarily reflects editorial staff additions, increased ad serving and ad revenue shares costs, partially offset by reductions in freelance costs and staff reductions from the closure of Salon Studio on May 31, 2012.

Sales and Marketing Expenses

Sales and marketing expenses during the year ended March 31, 2013 remained flat from one year ago at approximately $1.5 million.

Information Technology Support Expenses

Information technology support expenses during the year ended March 31, 2013 were $1.3 million, an increase of $0.3 million as compared to the prior fiscal year. The 34% increase is primarily attributed to higher consulting fees for the development and implementation of new Apple and Android mobile applications and optimization needs and an overall increase in technical staff compensation.

General and Administrative Expenses

General and administrative expenses during the year ended March 31, 2013 were $1.2 million versus $1.6 million for the year ended March 31, 2012, a decrease of $0.4 million. The 24% decrease was primarily attributed to a reduction in compensation from the resignation of the former Chief Financial Officer on May 31, 2012, sales and franchise tax refunds and an overall overhead reduction from the sublet of the Company’s former corporate office in San Francisco on December 1, 2012. The reduction in General and administrative expense for the year ended March 31, 2013 was partially offset by increases in legal and audit fees resulting from the Company’s recapitalization and asset sale of The Well.

Separation Expenses

Separation expenses during the year ended March 31, 2013 were $0.2 million and were nil for the year ended March 31, 2012. The 100% increase was due to staff reductions for the closure of Salon Studio on May 31, 2012, the winding down of the Salon Core subscription service and the asset sale of The Well on September 20, 2012.

Gain on Discontinued Operations

Gain on discontinued operations during the year ended March 31, 2013 was $0.2 million, representing net profit from the sale of The Well, an online discussion group, on September 20, 2012 for a purchase price of $0.4 million. There was no such activity for the year ended March 31, 2012.

Interest Expense

Interest expense during the year ended March 31, 2013 decreased $0.1 million from one year ago from $0.3 million to approximately $0.2 million. The 39% decrease was primarily the result of the Company’s recapitalization on March 1, 2013 in which all outstanding convertible promissory notes plus interest were exchanged for common stock, and the refund of interest on sales and franchise taxes during the year.

Fiscal Years Ended March 31, 2012 and 2011

Net Revenues

Salon’s net revenue decreased 17% to $3.5 million in the year ended March 31, 2012 from $4.2 million in the year ended March 31, 2011.

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

All other sources of revenue were $0.1 million for each of the years ended March 31, 2012 and March 31, 2011. Approximately 76% of this revenue was derived from subscriptions to the Well, an online discussion forum.

Production and Content Expenses

Production and content expenses during the year ended March 31, 2012 were $3.2 million versus $2.9 million for the year ended March 31, 2011, an increase of $0.3 million. The 10% increase primarily reflects costs for launching the new Salon Studio platform which featured original video, music and art contents.

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

Separation Expenses

Separation expenses were nil for the years ended March 31, 2012 and 2011.

Interest Expense

Interest expense during the year ended March 31, 2012 remained flat from one year ago at approximately $0.3 million.

Liquidity and Capital Resources

Net cash used in operations was $4.3 million for the year ended March 31, 2013, $3.2 million for the year ended March 31, 2012 and $2.0 million for the year ended March 31, 2011. The principal use of cash during the years ended March 31, 2013, 2012 and 2011 was to meet the Company’s operating deficits.

Net cash used in investing activities was immaterial for each of the years ended March 31, 2013, 2012 and 2011 and was used primarily to fund the acquisition of computers and office equipment.

For the year ended March 31, 2013, net cash provided from financing activities was $4.1 million in short-term advances from related parties. For the years ended March 31, 2012 and 2011, net cash provided from financing activities was $3.1 million and $2.3 million, respectively, consisting primarily of long-term borrowings from related parties and convertible promissory notes.

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

On March 1, 2013, Salon completed the Recapitalization in which all of its outstanding convertible notes, related party advances and certain accrued consulting fees (aggregating approximately $15.7 million, including interest on the convertible notes through February 28, 2013) and substantially all shares of its convertible preferred stock were exchanged for an aggregate of 72.87 million shares of Common Stock at a price of $0.35 per share.

Outstanding convertible notes plus interest at February 28, 2013 were approximately $3.5 million, all of which were exchanged in the Recapitalization for an aggregate of approximately 10 million shares of common stock. Approximately 20.2% of the convertible notes were held by a non-affiliate of the Company. Outstanding related party advances at February 28, 2013, including accrued consulting fees of $158,000, were approximately $12.1 million, all of which was exchanged in the Recapitalization for approximately 34.7 million shares of Common Stock.

As of March 31, 2013, Salon has no outstanding convertible notes and capital leases and does not anticipate entering into similar debt instruments during its year ending March 31, 2014. The following summarizes Salon’s contractual obligations as of March 31, 2013, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$473	$288	$185	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	219	219	-	-	-
Related party advances	9,171	9,171	-	-	-
Total	$10,863	$10,678	$185	$-	$-

 Capital requirements

Salon has a history of significant losses and expects to incur a net loss from operations for its year ending March 31, 2014. Because of past losses, an anticipated loss next year and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for the years ended March 31, 2013, 2012 and 2011 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern. During the last three years, Salon has relied on cash from bank debt, the issuance of convertible notes and related party advances to meet its cash requirements.

Based on current cash projections for next year, which contemplate a smaller operating loss, positive cash flow generation in the second half of the year, and takes into account $0.7 million in related party advances received subsequent to year end, Salon estimates it will require approximately $1.5 to $2.8 million in additional funding to meet its operating needs. During fiscal year 2010, in the face of reduced revenues resulting from the recession’s impact on advertising budgets, the Company implemented significant organizational changes that lowered its breakeven level. Additional cost savings achieved in fiscal years 2011 through 2013 have further reduced fixed costs. On May 31, 2012, after a thorough analysis of operations, a total of six staff from The Well, Salon Studio and Core were laid off. Total severance costs are estimated to be $0.2 million. On November 1, 2012, the Company reduced the square footage of its corporate office space in San Francisco, California by 6,218 square feet by subletting its former corporate office and leasing substantially smaller space in San Francisco. However, if planned revenues are less than expected, then Salon will not meet its operating targets and the projected cash shortfall may be higher. Salon is in discussions with potential investors, including related parties, to obtain additional funding, and has engaged an investment banker to facilitate these efforts. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements

Salon has no off-balance sheet arrangements.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies how entities test indefinite-lived intangible assets, other than goodwill, for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial statements.

In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements ("ASU 2012-04"), which makes certain technical corrections and “conforming fair value amendments” to the FASB Accounting Standards Codification. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics. These provisions of the amendment are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. The provisions of ASU 2012-04 are not expected to have a material impact on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million, plus accrued interest, at a rate of prime less 0.25% which will subject Salon to interest rate risk. The line of credit has been fully drawn as of March 31, 2013 and is guaranteed by Salon’s Chairman. Rates remained at a constant level throughout most of fiscal year 2012. Salon feels that the impact of the risk of future rate increases will not have a material impact. As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

ITEM 8. Consolidated Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Salon Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Salon Media Group, Inc. and its subsidiaries (“the Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salon Media Group, Inc. and its subsidiaries as of March 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $116.5 million at March 31, 2013. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

June 26, 2013

SALON MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$96	$130
Accounts receivable, net of allowance of $62	720	783
Prepaid expenses and other current assets	219	194
Total current assets	1,035	1,107

Property and equipment, net	58	92
Other assets, principally deposits	206	158
Goodwill	-	200
Total assets	$1,299	$1,557
Liabilities and Stockholders’ Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Advances from related parties	9,171	8,105
Convertible notes	-	3,106
Accounts payable and accrued liabilities	1,128	1,847
Deferred revenue	15	165
Total current liabilities	11,314	14,223

Deferred rent	12	123
Total liabilities	11,326	14,346
Commitments and contingencies (Note 9)

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 8,141 shares issued and outstanding at March 31, 2013 and 9,404 shares issued and outstanding at March 31, 2012 (liquidation value of $21,803 at March 31, 2013 and $26,149 at March 31, 2012)	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized, 29,573,265 shares issued and outstanding at March 31, 2013 and 3,282,576 shares issued and outstanding at March 31, 2012	30	3
Additional paid-in capital	106,408	99,737
Accumulated deficit	(116,465)	(112,529)
Total stockholders’ (deficit)	(10,027)	(12,789)
Total liabilities and stockholders’ (deficit)	$1,299	$1,557

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2013	2012	2011

Net revenues	$3,641	$3,477	$4,206

Operating expenses:
Production and content	3,308	3,174	2,886
Sales and marketing	1,521	1,517	1,464
Information technology support	1,310	974	914
General and administrative	1,249	1,638	1,343
Separation expenses	218	-	-
Total operating expenses	7,606	7,303	6,607

Loss from operations	(3,965)	(3,826)	(2,401)
Interest expense	(204)	(332)	(255)
Loss from continuing operations	(4,169)	(4,158)	(2,656)
Gain from discontinued operations	233	60	72
Net loss	$(3,936)	$(4,098)	$(2,584)

Basic and diluted
Continuing operations	$(0.77)	$(1.27)	$(0.86)
Discontinued operations	$0.05	$0.02	$0.02
Net loss	$(0.72)	$(1.25)	$(0.84)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	5,443	3,283	3,086

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

(in thousands, except preferred stock shares)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2010	9,467	$-	2,438	$2	$99,005	$(105,847)	$(6,840)

Preferred shares surrendered	(63)	-	-	-	-	-	-
Shares issued under restricted stock plans	-	-	845	1	126	-	127
Stock-based compensation	-	-	-	-	295	-	295
Net loss	-	-	-	-	-	(2,584)	(2,584)

Balance, March 31, 2011	9,404	-	3,283	3	99,426	(108,431)	(9,002)

Stock-based compensation	-	-	-	-	311	-	311
Net loss	-	-	-	-	-	(4,098)	(4,098)

Balance, March 31, 2012	9,404	-	3,283	3	99,737	(112,529)	(12,789)

Shares converted from preferred stock	(1,263)	-	7,602	8	(7)	-	1
Shares converted from convertible notes	-	-	10,012	10	3,494	-	3,504
Shares converted from accrued liabilities	-	-	113	-	40	-	40
Shares converted from fund advances	-	-	8,563	9	2,988	-	2,997
Stock-based compensation	-	-	-	-	156	-	156
Net loss	-	-	-	-	-	(3,936)	(3,936)

Balance, March 31, 2013	8,141	$-	29,573	$30	$106,408	$(116,465)	$(10,027)

See accompanying notes to consolidated financial statements.

 SALON MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2013	2012	2011
Cash flows from operating activities:
Loss from continuing operations	$(4,169)	$(4,158)	$(2,656)
Gain from discontinued operations	233	60	72
Net loss	(3,936)	(4,098)	(2,584)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	10	-	2
Stock-based compensation	156	311	295
Depreciation and amortization	57	92	207
Changes in assets and liabilities:
Accounts receivable	63	(55)	(22)
Prepaid expenses, other assets	(68)	(156)	11
Accounts payable, accrued liabilities and deferred rent	(392)	725	152
Deferred revenue	(150)	(68)	(105)
Net cash used in operating activities	(4,260)	(3,249)	(2,044)

Cash flows from investing activities:
Purchase of property and equipment	(35)	(57)	(37)
Purchase of intangible assets	(5)	-	-
Proceeds from asset sales	2	-	-
Net cash used in investing activities	(38)	(57)	(37)

Cash flows from financing activities:
Proceeds from short-term borrowings and advances	4,064	3,050	2,255
Capital lease payments	-	-	(4)
Net cash provided by financing activities	4,064	3,050	2,251

Net cash provided by discontinued operations	200	-	-

Net (decrease) increase in cash and cash equivalents	(34)	(256)	170
Cash and cash equivalents at beginning of year	130	386	216
Cash and cash equivalents at end of year	$96	$130	$386

Amount paid for interest	$-	$-	$3
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock, convertible debts and unsecured advances to common stock	$6,542	$-	$-
Conversion of accrued interest for convertible notes payable	$233	$217	$202

  See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 1.    The Company

Salon Media Group, Inc. (“Salon” or “the Company”) is an Internet media company that produces a content Website with various subject-specific sections, which includes an online community. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

Note 2.    Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at March 31, 2013 of $116,465. In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2014. During the last three years, Salon has relied on cash from the issuance of bank debt, convertible notes and preferred stock, and related-party advances to meet its cash requirements. Based on current cash projections for next year, which contemplate a smaller operating loss, positive cash flow generation in the second half of the year, and takes into account $0.7 million in related party advances received subsequent to year end, Salon estimates it will require between $1.5 to $2.8 million in additional funding to meet its operating needs. During fiscal year 2010, in the face of reduced revenues resulting from the recession’s impact on advertising budgets, the Company implemented significant organizational changes which lowered its breakeven level. Additional cost savings achieved in fiscal years 2011 through 2013 have further reduced fixed costs. However, if planned revenues are less than expected, then we will not meet our operating targets and our projected cash shortfall may be higher. Salon is in discussions with potential investors, including related parties, to obtain additional funding, and has engaged an investment banker to facilitate these efforts. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation

The consolidated financial statements include the accounts of Salon and its wholly owned subsidiaries, which are not active. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Segment and enterprise-wide reporting

Salon discloses segment enterprise-wide information in accordance with Accounting Standards Codification (ASC) 280, Segment Reporting. Based upon definitions contained within ASC 280, management has determined that Salon operates in one segment. In addition, substantially all revenues are in the United States, and all of the long-lived assets are located within the United States.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit with banks and investments that are readily convertible into cash and have original maturities of three months or less. There were no cash equivalents at March 31, 2013 and 2012.

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

Property and equipment, net

Property and equipment are recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided on a straight-line basis over the useful lives of the asset, principally three years for computer hardware and software, and five years for furniture and office equipment. Amortization of leasehold improvements is provided on a straight-line basis over the useful life of the asset or the term of the lease, whichever is shorter. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation and amortization are relieved from the accounts and the net gain or loss is included in the determination of income or loss.

Software development costs

Information technology support expenses to develop new product offerings for internal use, such as Open Salon, are capitalized as software development costs and amortized over the expected useful live. Salon had capitalized $95 of expenditures through March 31, 2009 and fully amortized it as of March 31, 2012. No expenses were capitalized in fiscal years 2010 through 2013.

Goodwill

Goodwill is recorded at cost and tested for impairment annually during the quarter ending March 31, or earlier as warranted by events or changes in circumstances. As of March 31, 2013, Salon does not carry an outstanding goodwill balance as discussed under Note 3 below.

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

Advertisement sales agreements are generally short-term agreements, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided, as long as no significant obligations remain at the end of the period. Salon’s obligations may include the guarantee of a minimum number of times that an advertisement appears in a page viewed by a visitor to Salon’s Website. To the extent the minimum guaranteed amounts are not delivered, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are achieved, if mutually agreeable with an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Revenue from Salon’s subscription services from Salon Premium and The Well are recognized ratably over their respective subscription periods. Salon Premium subscriptions are generally for one year periods. Well subscriptions are generally only for one month. As a result of The Well Asset Sale on September 20, 2012, as reported on the companies Form 8-K filed on September 25, 2012. The Well revenue is included in discontinued operations.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources. There were no differences between the net loss for the years ended March 31, 2013, 2012 and 2011 and comprehensive loss for those periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Net loss per share

Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Year Ended March 31,
	2013	2012	2011
Numerator:
Loss from continuing operations attributable to common stockholders	$(4,169)	$(4,158)	$(2,656)
Gain from discontinued operations	$233	$60	$72
Net loss attributable to common stockholders	$(3,936)	$(4,098)	$(2,584)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	5,443,000	3,283,000	3,086,000

Basic and diluted net loss per share
Loss from continuing operations	$(0.77)	$(1.27)	$(0.86)
Gain from discontinued operations	$0.05	$0.02	$0.02
Net Loss	$(0.72)	$(1.25)	$(0.84)

Antidilutive securities including options, warrants and convertible debts and preferred stock not included in loss per share calculation	37,948,000	18,015,000	18,142,000

Financial instruments

The carrying amounts of Salon’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liablities, approximate fair value because of their short maturities. Fair value of capital lease obligations, if any, approximates carrying value since they bear interest at current market rates. The fair value of long- term convertible notes and advances is less than book value, but due to many factors, fair value is undeterminable at this time.

Income taxes

Salon recognizes deferred taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Concentrations of credit risk

Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral. Salon provides an allowance for credit losses that it periodically adjusts to reflect management’s expectations of future losses. One customer accounted for approximately 13% of trade accounts receivable at March 31, 2013. Two customers accounted for approximately 32% of trade accounts receivable at March 31, 2012. Three customers accounted for approximately 46% of trade accounts receivable at March 31, 2011. No customer accounted for 10% or more of net revenue for each of the fiscal years ended March 31, 2013 and March 31, 2012. One customer accounted for more than 10% of net revenues for fiscal year ended March 31, 2011.

Recent accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies how entities test indefinite-lived intangible assets, other than goodwill, for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial statements.

In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements ("ASU 2012-04"), which makes certain technical corrections and “conforming fair value amendments” to the FASB Accounting Standards Codification. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics. These provisions of the amendment are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. The provisions of ASU 2012-04 are not expected to have a material impact on our consolidated financial statements.

Reclassifications

Certain reclassifications, not affecting previously reported net loss, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 3.    Goodwill

In accordance with ASC 360, goodwill is not amortized but is tested for impairment annually during the Company’s fourth quarter, or when events and circumstance occur indicating that the asset might be impaired. The carrying value of goodwill at March 31, 2012 and March 31, 2011 was $200 and was not found to be impaired. On September 20, 2012, Salon consummated The Well Asset Sale. At March 31, 2013, Salon does not carry an outstanding goodwill balance.

Note 4.    Property and Equipment

	Year Ended March 31,
	2013	2012
Property and equipment, net
Computer hardware and software	$1,466	$1,439
Leasehold improvements	82	82
Furniture and office equipment	284	295
	1,832	1,816
Less accumulated depreciation and amortization	(1,774)	(1,724)
	$58	$92

Depreciation and amortization expense for the years ended March 31, 2013, 2012 and 2011 was $57, $92, and $207 respectively.

Note 5.    Borrowing Agreements

Short-term borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%. The agreement is guaranteed in its entirety by Salon’s Chairman. The line of credit has been fully drawn as of March 31, 2013 and 2012. Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman. Deutsche Bank Securities may demand repayment of amounts borrowed at any time. Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment. As of March 31, 2013 and 2012, accrued interest on bank debt totaled $217 and $182, respectively. During the fiscal years ended March 31, 2013 and 2012, the weighted average interest rate on the Company’s short-term borrowings was 3%.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Convertible notes payable

On March 1, 2013, Salon, as part of the Recapitalization, exchanged all of its convertible notes, related party advances and certain accrued consulting fees (aggregating approximately $15,700 including interest on the convertible notes through February 28, 2013) and substantially all shares of its non-affiliate convertible preferred stockholdings for an aggregate of approximately 72.9 million shares of common stock at a price of $0.35 per share. On March 1, 2013, the Company issued an aggregate of approximately 26.3 million shares of common stock in respect of all the preferred stock participating in the Recapitalization held by non-affiliates of the Company, all of its convertible notes and 25% of its related party advances (including the accrued consulting fees). This issuance of shares represented substantially all of the available authorized common stock. As a result, following the stockholder approval of the increase of authorized common stock on April 18, 2013 from 30 million to 150 million shares, and the filing of the Certificate of Amendment with the Delaware Secretary of State all remaining related party advances and certain accrued consulting fees as of February 28, 2013, (aggregating $9,110) and all preferred stockholdings of affiliates were exchanged for approximately 46.6 million shares of common stock.

Outstanding convertible notes plus interest at February 28, 2013 was approximately $3,500, all of which was exchanged for an aggregate of approximately 10.0 million shares of common stock. Approximately 20% of the convertible notes were held by a non-affiliate of the Company. Outstanding related party advances at February 28, 2013, including accrued consulting fees of $158, were approximately $12,100, all of which was exchanged for approximately 34.7 million shares of common stock.

As of March 31, 2013, Salon has no outstanding convertible notes and does not anticipate entering into similar debt instruments during its year ending March 31, 2014. As of March 31, 2012, convertible notes payable totaled $3,106, inclusive of $606 in notes issued as payment in kind of accrued interest thereon. As of March 31, 2012, related parties held $2,485 of such notes and aggregate related party interest expense totaled $132.

Related Party Advances

As of March 31, 2013 and 2012, the Company had received $12,200 and $8,100 respectively in unsecured, interest-free cash advances, including $10,100 and $6,100 from the Company’s Chairman and $2,000 from the father of Salon’s former CEO respectively. All such cash advances were converted into shares of common stock in the Recapitalization. Subsequent to year end, the Company’s Chairman advanced an additional $700 to be used for working capital. This debt is payable on demand, and is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 6.    Accounts Payable and Accrued Liabilities

	Year Ended March 31,
	2013	2012
Accounts payable and accrued liabilities
Accounts payable	$320	$480
Salaries and wages payable	206	265
Accrued services	69	11
Accrued interest	-	778
Other accrued expenses	533	313
	$1,128	$1,847

Note 7.    401(k) Savings Plan

Salon’s 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms. Participants may contribute from 1% to 20% of compensation, subject to statutory limitations. Employer matching contributions are discretionary based on a certain percentage of a participant’s contributions as determined by management of Salon. Salon has not made any discretionary contributions to the 401(k) Plan through March 31, 2013.

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

As of March 31, 2013, Salon has approximately 3,067,000 shares authorized to be issued under the 2004 Plan of which approximately 2,578,000 shares remain available for future grant.

Stock based compensation expense recognized for the years ended March 31, 2013, 2012 and 2011 was $156, $311 and $295, which consisted of stock-based compensation expense related to stock options and restricted stock.

As of March 31, 2013, the aggregate stock compensation remaining to be amortized to expenses was $39. Salon expects this stock-based compensation balance to be amortized as follows: $24 during fiscal year 2014; $9 during fiscal year 2015; $5 during fiscal year 2016 and $1 during fiscal year 2017. The expected amortization reflects only outstanding stock option awards as of March 31, 2013.

No amounts were recorded relating to excess tax benefits from the exercise of stock-based compensation awards during the year ended March 31, 2013, 2012 and 2011 and as a result there were no differences in net cash used in operating and financing activities.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Year Ended March 31,
	2013			2012			2011

Risk-free interest rates	0.40	–	0.41%	0.65	–	1.15%	1.25	–	1.70%
Expected lives (in years)		4			4			4
Expected volatility	459	–	477%	332	–	394%	254	–	279%
Dividend yield		0.0%			0.0%			0.0%

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

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following table summarizes activity under Salon’s plans for the years ended March 31, 2011, 2012 and 2013:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of April 1, 2010	5,510,000	$0.23		$0
Granted	304,000	$0.11
Expired or forfeited	(442,000)	$0.20
Outstanding at March 31, 2011	5,372,000	$0.23	7.3	$1,459
Exercisable at March 31, 2011	3,280,000	$0.26	6.6	$799
Vested and expected to vest at March 31, 2011	3,394,000	$0.20	8.1	$1,019

Outstanding as of April 1, 2011	5,372,000	$0.23		$1,459
Granted	661,000	$0.35
Expired or forfeited	(944,000)	$0.20
Outstanding at March 31, 2012	5,089,000	$0.25	6.7	$1,289
Exercisable at March 31, 2012	3,970,000	$0.26	6.2	$979
Vested and Expected to vest at March 31, 2012	4,843,000	$0.25	6.7	$1,214

Outstanding as of April 1, 2012	5,089,000	$0.25		$1,289
Granted	1.542,000	$0.01
Expired or forfeited	(3,080,000)	$0.32
Outstanding at March 31, 2013	3,551,000	$0.13	7.2	$521
Exercisable at March 31, 2013	1,967,000	$0.22		$166
Vested and expected to vest at March 31, 2013	2,844,000	$0.13	7.2	$279

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following table summarizes information about stock options outstanding at March 31, 2013:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number of	Remaining	Average	Number of	Average
Range of			Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices			Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	-	$0.01	1,439,000	9.3	$0.01	176,000	$0.01
$0.05	-	$0.08	204,000	9.2	$0.05	40,000	$0.05
$0.10	-	$0.12	967,000	6.7	$0.12	826,000	$0.12
$0.16	-	$0.20	65,000	6.1	$0.18	65,000	$0.18
$0.29	-	$0.35	851,000	3.6	$0.35	850,000	$0.35
$0.45	-	$0.45	22,000	8.6	$0.45	7,000	$0.45
$5.20	-	$5.20	3,000	2.1	$5.20	3,000	$5.20
			3,551,000	7.2	$0.13	1,967,000	$0.22

The weighted average grant date fair value per share of the stock option awards granted in the years ended March 31, 2013, 2012 and 2011 was $0.01, $0.35, and $0.11, respectively. The weighted average fair value of options vested during the years ended March 31, 2013, 2012 and 2011 was $0.26, $0.28 and $0.31 per share, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2013, 2012 and 2011 were nil as none were exercised.

Note 9.   Commitments and Contingencies

Salon has an operating lease agreement for its office space in San Francisco, CA that expires in February 2014, and for its office in Manhattan Beach, CA that expires in May 2013. In addition, Salon’s operating lease agreement for its office space in New York will expire in July 2014. Rent expense under operating lease agreements was $316, $434 and $463 for the years ended March 31, 2013, 2012 and 2011 respectively.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Total future minimum payments under operating and capital leases, short-term borrowing and convertible notes in effect at March 31, 2013 are as follows:

	Payments Due By Period
	Total	Year 1	Year 2	Year 3	Year 4
Operating leases	$473	$288	$126	$59	$-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	219	219	-	-	-
Related party advances	9,171	9,171	-	-	-
Total	$10,863	$10,678	$126	$59	$-

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

Salon has entered into an employment agreement with a certain key executive under which severance payments in the aggregate amount of approximately $20 would become due and payable in the event of her termination for other than cause or as a result of a change in control.

Note 10.  Income Taxes

Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurred operating losses. At March 31, 2013, Salon has net operating loss carry-forwards of $83,899 and $24,673 for Federal and California purposes, respectively, available to reduce future taxable income, if any. During the year ended March 31, 2013, $1,759 of California net operating loss carry-forwards expired and additional $1,766 is due to expire as of March 31, 2014, with the balance expiring over time thereafter if not utilized beforehand. The federal net operating loss carry-forwards begin to expire on March 31, 2016 if not utilized beforehand.

At March 31, 2013, Salon has research and development credit carry-forward of $9 for California income tax purposes. The research and development credit carry-forward for Federal income tax purposes expired on March 31, 2012, and the California credits carry forward indefinitely.

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

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31,
	2013	2012
Net operating losses	$29,965	$29,001
Other	541	432
Total deferred tax assets	30,506	29,433
Valuation allowance	(30,506)	(29,433)
Net deferred tax asset	$-	$-

Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets. The valuation allowance increased by $1.1 million in fiscal 2013 and increased $0.3 million in fiscal 2012. The difference between Salon’s effective income tax rate and the federal statutory (34%) rate is as follows:

	Year Ended March 31,
	2013	2012	2011
Statutory tax benefit	$(1,333)	$(1,393)	$(879)
State taxes, net of federal benefit	(229)	(239)	(151)
Permanent differences	99	102	93
Other	390	1,189	84
Total	(1,073)	(341)	(853)
Change in valuation allowance	1,073	341	853
	$-	$-	$-

On April 1, 2007, the Company adopted the provisions of FASB Accounting Standards Codification (ASC 740-10), “Accounting for Uncertainty in Income Taxes.” ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. The cumulative effect of adopting ASC 740-10 resulted in no adjustment to retained earnings as of March 31, 2008. It is the Company's policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions.

All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits.

Note 11.  Preferred Stock

During the year ended March 31, 2011, 63 shares of Series A preferred stock were surrendered by one stockholder in a non-cash transaction.

On March 1, 2013, Salon completed the Recapitalization in which all of its convertible notes, related party advances and certain accrued consulting fees (aggregating $15,700, including interest on the convertible notes through February 28, 2013) and substantially all shares of its convertible preferred stock were exchanged for an aggregate of approximately 72.9 million shares of common stock at a price of $0.35 per share. Of the approximately 72.9 million shares of common stock, approximately 26.3 million shares were issued on March 1, 2013. The remaining 46.6 million shares were issued immediately upon stockholder approval of an amendment to the Company’s Restated Certificate of Incorporation increasing in the Company’s total authorized common shares on April 18, 2013 and the filing of such amendment with the Delaware Secretary of State on the same day. The amendment to the Company’s Restated Certificate of Incorporation increasing the common shares was previously adopted by Salon’s Board on February 1, 2013.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Following the above transactions and the 20:1 reverse stock split of November 15, 2006, the conversion rate and common equivalent shares of Salon’s preferred stock is as follows as of March 31, 2013:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series A	250	$4,000	0.350	2,857,143
Series C	4,961	$800	0.350	11,339,428
Series C	1,075	$800	0.785	1,096,676
Series D-1	396	$1,200	0.350	1,357,714
Series D-2	417	$1,200	0.350	1,429,714
Series D-3
Issued on 07/27/06	208	$1,200	0.350	713,142
Series D-4
Issued on 07/27/06	42	$1,200	0.350	144,000
Issued on 09/21/06	333	$1,200	0.350	1,141,714
Issued on 12/18/06	42	$1,200	0.350	144,000
Series D-5
Issued on 12/18/06	125	$1,200	0.350	428,571
Issued on 11/19/07	292	$1,200	0.350	1,001,143
Total	8,141			21,653,245

The Series A, C and D preferred stock conversion rate is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon stock issuances.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The holders of the Series D preferred stock are entitled to dividends of 5.0%, as and if declared by the Board of Directors. In event of a liquidation, the holders of Series D preferred stock and the holders of the Series C preferred stock rank in parity, and are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, and the holders of Series A and B preferred stock, and in the case of the Series D preferred stock, an amount per share equal to $1,200 plus an amount equal to all declared but unpaid dividends, and in the case of the Series C preferred stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C and D preferred stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C and D preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. After an initial distribution to the holders of Series C and D preferred stock, the holders of the Series A and B preferred stock, who rank in parity, are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of common stock, an amount per share equal to $8,000 plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If, after the initial distribution to holders of Series C and D preferred stock, the remaining assets and funds available for distribution are insufficient to permit the payment to the holders of Series A and B preferred stock of the full preferential amounts, then the entire remaining assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A and B preferred stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of March 31, 2013, no dividend has been declared to the holders of preferred stock.

If, after initial preferential liquidation payments to the holders of Series A, B, C and D preferred stock, any assets remain available for distribution, such assets are to be distributed ratably among the holders of common stock and preferred stock, based on the shares of common stock then held by them and issuable upon conversion of the shares of preferred stock then held by them, until aggregate distributions per share reach $12,000 for the holders of Series A and B preferred stock, $2,400 for the holders of Series C Preferred Stock and $3,600 for the holders of Series D preferred stock. Salon has currently outstanding 250 shares of Series A preferred stock, 6,036 shares of Series C preferred stock and 1,855 shares of Series D preferred stock. Salon has no Series B preferred stock outstanding at March 31, 2013.

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

Note 12.  Discontinued Operations

The Well's declining subscriber base and aging technology led to a decision to restructure the service.  As a result, in May 2012, The Well’s staff was laid off and current subscriptions were honored and renewed through September 20, 2012, the date of the sale of the Well. All future cash inflows were thus eliminated. During the year ended March 31, 2013, The Well has ceased to be part of the Company’s continuing operations and its financial results are reported under discontinued operations.

	Three Months Ended March 31,		Year Ended March 31,
	2013	2012	2013	2012
Net revenues	$-	$86	$120	$352
Operating expenses	-	77	87	292
Gain on sale	-	-	200	-
Income from discontinued operations, net of tax	$-	$9	$233	$60

On September 20, 2012, Salon consummated The Well Asset Sale, as reported on the Company’s Form 8-K filed on September 25, 2012.

Note 13.  Subsequent Events

Subsequent to year end, the Company has received $703 in unsecured, interest-free cash advances from the Company’s Chairman and the father of Salon’s former CEO and Director. This debt is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

On May 29, 2013, the Board of Directors of the Company (the “Board”) accepted the resignation of Mr. Kerry Lauerman as the Company’s Editor-In-Chief and appointed Mr. David Daley to serve as the Company’s Interim Editor-In-Chief, in place of Mr. Lauerman, in each case effective as of June 5, 2013.

On April 18, 2013, at a Special Meeting of Stockholders in connection with the Recapitalization the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation increasing the total number of authorized shares of common stock. As a result of the approval and the filing of the Certificate of Amendment to its Restated Certificate of Incorporation with the Delaware Secretary of State, the authorized common stock of the Company was increased from 30 million to 150 million shares.

After the Certificate of Amendment was filed, the remaining common stock of approximately 46.6 million shares that were issuable in the Recapitalization was issued. After (i) issuing the remaining 46.6 million shares of common stock in the Recapitalization, and (ii) reserving (A) 1,096,676 shares of common stock for issuance upon exercise of the remaining 1,075 shares of Series C Preferred Stock, (B) 3,532,242 shares of common stock for issuance upon exercise of outstanding options, and (C) 2,596,461 shares of common stock for issuance in respect of authorized but unissued options, the Company has 66,616,679 shares of common stock available for future issuance for other purposes, including financings.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company’s unaudited Balance Sheet, reflecting the impact of the April 18, 2013 events, is presented below:

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	April 18,	March 31,
	2013	2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$96	$96
Accounts receivable, net	720	720
Prepaid expenses and other current assets	219	219
Total current assets	1,035	1,035
Property and equipment, net	58	58
Other assets	206	206
Total assets	$1,299	$1,299
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	180	9,171
Accounts payable and accrued liabilities	1,010	1,128
Deferred revenues	15	15
Total current liabilities	2,205	11,314

Deferred rent	12	12
Total liabilities	2,217	11,326
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,075 shares issued and outstanding at April 18, 2013 and 8,141 shares issued and outstanding at March 31, 2013 (liquidation value of $9,668 at April 18, 2013)	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,157,942 shares issued and outstanding at April 18, 2013 and 29,573,265 shares issued and outstanding at March 31, 2013	76	30
Additional paid-in capital	115,471	106,408
Accumulated deficit	(116,465)	(116,465)

Total stockholders' deficit	(918)	(10,027)
Total liabilities and stockholders' deficit	$1,299	$1,299

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (March 31, 2013), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines as set forth in Securities and Exchange Commission Release no. 33-8810, Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Salon’s executive officers and directors as of March 31, 2013 are as follows:

Name	Age	Position
Cynthia Jeffers	39	Chief Executive Officer
D. Alex Fernandez	47	Interim Chief Financial Officer
Kerry Lauerman	44	Editor-in-Chief
Matthew Sussberg	36	Vice President Sales
Deepak Desai (1,3)	54	Director
William Hambrecht	77	Director
George Hirsch(1)	78	Director
James Rosenfield (2)	84	Director
David Talbot	61	Director
Norman Blashka	59	Executive Vice President and Chief Financial Officer
John Warnock(2)	72	Chairman of the Board, Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Audit Committee financial expert

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

D. Alex Fernandez was appointed Interim Chief Financial Officer in July 2012. Mr. Fernandez has served as the Company’s Corporate Controller since February 18, 2009 and will continue to do so during his service as Interim-Chief Financial Officer.  Prior to joining the Company, Mr. Fernandez served as Corporate Controller for SBM Site Services for two and one-half years. From 2004 through 2006, Mr. Fernandez served as Brokerage Accounting Manager for E*Trade Financial Corporation. Prior to this, Mr. Fernandez served as Senior Program Manager with Oracle Corporation. From 1997 through 1999, Mr. Fernandez served as Senior Accountant with Exodus Communications. From 1994 through 1995, Mr. Fernandez served as Accounting Manager for Homestake Mining Company. Mr. Fernandez began his professional career in 1991 with Deloitte & Touche as a Staff Accountant.  Mr. Fernandez’s financial background includes experience with accounting and program management and he holds a Bachelor of Science degree in Business Administration from the University of San Francisco.

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

David Talbot founded Salon in 1995. He served as Chief Executive Officer from 1995 through April 1999 and from October 2003 through February 2005. He was appointed again in July 2011 in addition to serving as a Director of Salon, and resigned from his position and his role as a Board Director in May 2012. He was the Chairman of the Board from April 1999 through December 2006. He served as Editor-in-Chief from Salon’s incorporation in 1995 through February 2005. From 1990 to 1995, Mr. Talbot was the Sunday magazine editor and arts & features editor for the San Francisco Examiner newspaper. Mr. Talbot is the author of the New York Times best-seller, "Brothers: The Hidden History of the Kennedy Years," recently published by Free Press/Simon & Schuster. Mr. Talbot has written for numerous publications including Time, The New Yorker and Rolling Stone. In July 2007, Mr. Talbot joined Fenton Communications as a Senior Vice President. Mr. Talbot holds a Bachelor of Arts degree in Sociology from the University of California at Santa Cruz.

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

Based solely on Salon’s review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with; with the exception of reports that were not filed for the following persons: Form 3 for Ms. Jeffers pursuant to Ms. Jeffers becoming a reporting person on May 30, 2012; Form 4 for Ms. Jeffers for an option to purchase 1,056,478 shares of common stock granted on July 25, 2012.

Audit Committee

The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the adequacy of the Company’s financial reporting and disclosure controls and processes, the adequacy of the Company’s internal control policies, the selection of the Company’s independent auditors, the scope of the annual audits, fees to be paid to the Company’s registered independent public accounting firm, the performance of the Company’s registered independent public accounting firm and the accounting practices of the Company.

During the fiscal year ended March 31, 2013, the members of our Audit Committee were Messrs. Hirsch and Desai. The Board has determined that Mr. Hirsch is an audit committee financial expert within the meaning of applicable SEC rules.

ITEM 11. Executive Compensation

Executive Compensation

The following table shows, for the fiscal year ended March 31, 2013, the compensation of Salon’s (i) principal executive officer; (ii) principal financial officer; and (iii) the three most highly compensated executive officers, collectively the “Named Executive Officers”:

Summary Compensation Table

					Non-Equity
				Option	Incentive Plan
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Total ($)
Cynthia Jeffers (2)	2013	197,404	-	818	-	198,222
Chief Executive Officer	2012	-	-	-	-	-
David Talbot (3)	2013	53,418	-	7,631	-	61,049
Former Chief Executive Officer	2012	148,750	-	30,788	-	179,538
D. Alex Fernandez (4)	2013	144,667	-	1,612	-	146,279
Interim Chief Financial Officer	2012	117,083	-	1,612	-	118,695
Norman Blashka (5)	2013	145,887	-	60,719	-	206,606
Former Executive Vice President and Chief Financial Officer	2012	174,667	12,500	57,883	-	245,049
Kerry Lauerman (6)	2013	160,000	-	4,587	-	164,587
Editor-in-Chief	2012	140,000	-	4,766	-	144,766
Matthew Sussberg (7)	2013	212,312	43,805	875	-	256,992
Vice President Sales	2012	-	-	-	-	-
Benjamin Zagorski (8)	2013	88,527	11,233	3,600	5,295	108,655
Former Vice President Sales	2012	219,211	9,502	10,800	40,378	279,891

1.

The amounts shown are the compensation costs recognized by Salon in fiscal years 2013 and 2012 for options and restricted stock awards, as determined pursuant to ASC 718 Compensation – Stock Compensation, excluding any estimates of future forfeitures. For a discussion of the assumptions used to calculate the value of the option awards, see Note 8 of the Notes to the Consolidated Financial Statements.

2.

Ms. Jeffers was appointed Chief Executive Officer effective May 29, 2012 at a base annual salary of $225,000, and effective December 2, 2012 Ms. Jeffers is eligible to receive additional compensation under an approved Bonus Plan for fiscal year 2013.  In addition to the option already granted, Ms. Jeffers also has a right to receive an option to purchase up to 1,056,478 shares of the Company’s common stock. The option vests as follows: 1/24 of 528,239 of the option shares vest monthly and, simultaneously, 1/36 of 528,239 of the option shares vest monthly, subject, in each case, to Ms. Jeffers’ continuous employment services. At the end of each quarter in which the Company reaches a cash flow surplus, Ms. Jeffers will be entitled to receive an additional stock option to purchase up to 105,648 shares of the Company’s common stock, which additional stock options, in each case, be fully vested on the date of grant and will have an exercise price per share equal to the fair market value of the Company’s Common Stock as of the date of grant.

3.

Mr. Talbot founded SaIn alon in 1995. He served as Chief Executive Officer from 1995 through April 1999 and from October 2003 through February 2005. He was appointed again in July 2011, in addition to serving as a Director of Salon, and resigned from his position as Chief Executive Officer in May 2012. He was the Chairman of the Board from April 1999 through December 2006. He served as Editor-in-Chief from Salon’s incorporation in 1995 through February 2005. Salary total for 2013 includes $8,600 in COBRA coverage reimbursements.

4.	Mr. Fernandez was appointed Interim-Chief Financial Officer on July 25, 2012, in place of Mr. Blashka, who resigned as Chief Financial Officer effective as of May 31, 2012.

5.

Mr. Blashka was appointed Executive Vice President and Chief Financial Officer in May 2007. His contractual salary of $200,000 has undergone two temporary 10% reductions to $162,000. Salary total for 2013 includes severance benefits, consistent with his employment agreement of (i) $90,500 for six months of separation pay and (ii) $8,500 in COBRA coverage reimbursements through November 2012. Effective May 31, 2012, Mr. Blashka resigned from the Company.

6.	Mr. Lauerman was appointed Editor-in-Chief in November 2010 at a base annual salary of $140,000.

7.	Mr. Sussberg was appointed Vice President Sales in April 2012 at a base annual salary of $215,000.

8.

Mr. Zagorski was promoted to Vice President Sales in December 2009 at a base annual salary of $215,000. His non-equity compensation represents sales commissions. Mr. Zagorski resigned from the Company in July 2012.

Grants of Plan-Based Awards in Fiscal Year 2013

The following table presents information on equity awards granted during the 2013 fiscal year:

GRANTS OF PLAN BASED AWARDS

					All Other
					Option Awards:		Grant Date
					Number of	Exercise or	Fair Value
		Estimated Future Payouts Under			Securities	Base Price	of Stock
	Grant	Equity Incentive Plan Awards			Underlying	of Option	and Option
Name	Date	Threshold	Target	Maximum	Options	Awards (1)	Awards

Cynthia Jeffers (2)	07/25/2012				1,056,478	$0.01	$10,564
Kerry Lauerman	12/20/2012				35,000	$0.06	$2,100
Matthew Sussberg	07/25/2012				350,000	$0.01	$3,500

(1)	The exercise price per share of each restricted stock and option was equal to the fair market value of Salon’s common stock on the date of grant.

(2)	1,056,478 shares were granted to Ms. Jeffers in connection with her appointment as Chief Executive Officer.

Profit Sharing Retirement Plan and 401(k) Savings Plan

Salon has made no contributions to its profit sharing plan nor matched employee contributions to its 401(k) plan since its inception.

Outstanding Equity Awards at Fiscal 2013 Year-End

The following table sets forth the outstanding equity awards for each Named Executive Officer as of March 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
			Equity Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price ($)	Date
Cynthia Jeffers (1)	176,079	880,399	0	0.01	07/25/2022

David Talbot	3,500			0.35	12/07/2016
	10,000			0.35	12/04/2018

D. Alex Fernandez	25,000			0.20	03/16/2019
	21,875	3,125		0.12	09/24/2019
	14,583	10,417		0.10	10/07/2020
	6,770	18,230		0.05	02/09/2022

Kerry Lauerman	26,000			0.35	05/16/2015
	3,300			0.35	12/07/2016
	8,333			0.35	12/04/2018
	52,500	7,500		0.12	09/24/2019
	58,333	41,667		0.10	10/07/2020
		35,000		0.06	12/20/2022

Matthew Sussberg		350,000		0.01	07/25/2022

(1)

Ms. Jeffers is to receive an option to purchase up to 1,056,478 shares of the Company’s common stock (the “Option”) as per her employment agreement dated December 3, 2012 for the position of Chief Executive Officer. The Option vests as follows: 1/24 of 528,239 of the Option shares vest monthly and, simultaneously, 1/36 of 528,239 of the Option shares vest monthly, subject, in each case, to Ms. Jeffers’ continuous provision of services to the Company.  At the end of each quarter in which the Company reaches a cash flow surplus, Ms. Jeffers will also be entitled to receive an additional stock option to purchase up to 105,648 shares of the Company’s common stock, which in each case, will be fully vested on the date of grant and will have an exercise price per share equal to the fair market value of the Company’s Common Stock as of the date of grant.

Option Exercises during Fiscal Year 2013

No current Named Executive Officer exercised any option during fiscal year 2013.

Pension Benefits

None of Salon’s executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in conjunction with retirement.

Nonqualified Deferred Compensation

Salon does not have any nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change in Control

As of March 31, 2013, Salon was party to employment agreements with Ms. Jeffers and Mr. Lauerman providing for certain benefits in the event of a termination of service following a change in control of Salon.

Under the terms of employment, Ms. Jeffers may be terminated with or without cause, provided that, except in the case of death or disability, if Ms. Jeffers is terminated by the Company without cause, or if Ms. Jeffers terminates her employment arrangement for good reason, and provided that Ms. Jeffers executes and delivers a full general release of all known and unknown claims, Ms. Jeffers will be entitled to a severance payment in an amount equal to two months of her then current base salary; further, if Ms. Jeffers is covered under the Company’s group health plan at the time of such a termination, the Company will additionally reimburse her for any COBRA premiums thereafter paid, subject to certain limitations.

In the event Mr. Lauerman is terminated for other than cause following a change in control, he will be entitled to a severance payment of four months continued salary and the immediate vesting of his unvested options.

Compensation of Directors

The following table details the total compensation by Salon’s non-employee directors for its 2013 fiscal year:

	Fees Earned
	or Paid in	Option
Name	Cash	Awards (1)	Total
Deepak Desai	-	$525	$525
William Hambrecht	-	-	-
George Hirsch	-	$525	$525
James Rosenfield	-	$525	$525
David Talbot	-	-	-
John Warnock	-	$525	$525

(1)

On December 4, 2008, each Director, except for Mr. Hambrecht and former Director Ms. Elizabeth Hambrecht, received an option to purchase 10,000 shares of common stock. The grant date fair value of each stock option award was $3,150. The exercise price per share for the grants to all of the Directors was $0.35. The amounts shown are the compensation costs recognized by Salon in fiscal year 2013 for option awards, as determined pursuant to ASC 718, excluding any estimates of future forfeitures. For a discussion of the assumptions used to calculate the value of the option awards, see Note 8 of Notes to the Consolidated Financial Statements.

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

Due to insufficient cash, Salon has only been able to offer its Chief Executive Officer, its Editor-in-Chief, and its Interim Chief Financial Officer a competitive base annual salary and has not previously been able to implement a non-equity incentive compensation plan, or award meaningful annual cash bonuses to these executives. As a consequence, Salon has had to rely on stock option and restricted stock awards in lieu of cash compensation for these officers. Cash constraints have hampered Salon in attracting new executives. Salon has therefore had to rely on offering substantial equity awards to entice prospective new executives to join Salon. Besides cash constraints, Salon faces challenges in hiring and retaining executives due to a relatively small pool of available executive talent in its industry, and because it competes with more established media companies and better funded upstarts. Salon has experienced difficulties in finding and retaining suitable executives to lead its sales and technology efforts, positions in high demand. As Salon’s brand recognition has increased, so has the demand for its trained talent.

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

Elements of Compensation

Salon provides its executive officers with a compensation package consisting of base salary, commissions for its sales executives, and benefit plan participation generally available to other employees. Beginning in fiscal year 2009, bonus plans were generally offered to named executives. In setting total compensation, the Compensation Committee considers individual and company performance, as well as current and projected cash balances. In determining the compensation for an executive who has been with Salon for a substantial amount of time, the Compensation Committee will consider what it might cost to hire that executive’s replacement, the effect on attaining revenue and profitability goals, and the effect on the well-being of Salon’s Website.

Base Salary. Salaries for Salon’s executive officers are initially set based on negotiation with the individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the industry for individuals of similar education and background. Salon also considers the individual’s experience, reputation in his or her industry and expected contributions to Salon. Base salary is continuously evaluated to ensure it is competitive and may be adjusted from time to time if Salon believes that it is no longer competitive, to match changes to an individual’s job performance or duties, or to retain an executive. Cost of living salary adjustments may also be granted to executive officers on an ad hoc basis. In each case, Salon takes into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, competitive salary practices, the potential impediment in reaching profitability if the executive were to leave Salon, and cash projections. Salon has not utilized benchmarks or compensation studies in determining salary levels, but may do so in the future.

Bonuses and Non-Equity Incentive Plan Compensation. Certain named executives are eligible for a cash bonus. Due to limited cash, historically no meaningful cash bonuses have been granted in the past to Salon’s Chief Executive Officer, Chief Financial Officer, or Editor-in-Chief. In fiscal year 2013, a cash bonus of $43,805 was paid to Mr. Sussberg, the Company’s Vice President Sales, due to the Company achieving certain revenue targets. Mr. Zagorski, former Vice President Sales, also received a cash bonus of $11,233. Mr. Lauerman did not receive a cash bonus.

In order to align corporate goals and provide incentives for its named executive officers, it is anticipated that the Compensation Committee will approve bonus plans for fiscal year 2014 consistent with those implemented in fiscal year 2013, and be based on meeting operating and profitability targets which increase the enterprise value of the Company.

All bonus plans and non-equity incentive plans are approved by Salon’s Compensation Committee upon consultation with the Chief Executive Officer and Interim Chief Financial Officer.

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

The number of stock options Salon granted to executives has varied widely and irregularly. During fiscal year 2013, Ms. Jeffers received 1,056,478 options in connection to her appointment as Chief Executive Officer. Mr. Sussberg received 350,000 options and Mr. Lauerman received 35,000 options. During fiscal year 2012, Mr. Talbot received 400,000 options in connection with his appointment as the Company’s former Chief Executive Officer.

In May 2009, the Board of Directors, subject to the approval of stockholders, increased the shares available under the 2004 Plan by 4,500,000 to fulfill its obligations to Mr. Gingras, former Chief Executive Officer, and potential future hires. As of March 31, 2013, Salon’s stock option plan allows for the granting of approximately 2,600,000 shares of common stock.

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

There was no issuance of restricted stock during year ended March 31, 2013.

Perquisites. Salon does not offer any perquisites to its executive officers.

Retirement and Other Benefits. Salon has a 401(k) savings plan for its employees that allows for matching contributions and profit sharing. Due to limited cash, Salon has never made matching or profit sharing contributions and has no intent to do so in the 2014 fiscal year. Salon does not have a deferred compensation plan for any employee.

Named Executive Officer Cash Compensation

Cynthia Jeffers, who became Chief Executive Officer effective May 30, 2012, was entitled to a base salary of $225,000 per annum. Prior to her appointment, Ms. Jeffers was serving as Chief Technology Officer at a base salary of $200,000 per annum.

D. Alex Fernandez, who was appointed Interim Chief Financial Officer on July 25, 2012, was entitled to a base salary of $147,000 per annum. Prior to his appointment, M. Fernandez was hired in 2009 as Corporate Controller at a base salary of $100,000 per annum.

Kerry Lauerman, who was promoted to Editor-in-Chief in November 2010, earns a base salary of $140,000 per annum. During fiscal year 2013, Mr. Lauerman received salary compensation of $160,000.

Matthew Sussberg joined Salon in April 2012, as Vice President Sales, at a base annual salary of $215,000 per annum.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding Equity Compensation Plans may be found in Part II, Item 5, commencing on page 22 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of June 1, 2013 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each director and nominee, (c) each executive officer named in the Summary Compensation Table, and (d) by all executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership (2)	of Class (3)
Shea Ventures LLC (4)	4,474,597	5.81%

Executive Officers and Directors
John Warnock (5)	45,227,669	59.36%
William R. Hambrecht (6)	17,231,303	22.63%
Cynthia Jeffers (7)	264,119	0.35%
Kerry Lauerman (8)	166,299	0.22%
Matthew Sussberg (9)	87,500	0.11%
D. Alexander Fernandez (10)	74,478	0.10%
George Hirsch (11)	46,732	0.06%
James Rosenfield (12)	46,000	0.06%
Deepak Desai (13)	38,500	0.05%
David Talbot (14)	13,883	0.02%
All executive officers and directors as a group (10 persons)	63,196,483	82.15%

(1)	The address for all beneficial owners is c/o Salon Media Group, Inc., 870 Market Street, Suite 528, San Francisco, CA 94102.

(2)

Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(3)

Calculated on the basis of 76,157,942 shares of Common Stock outstanding as of June 1, 2013, shares of Common Stock underlying options exercisable within sixty (60) days of June 1, 2013 and shares of Common Stock that a stockholder has the right to acquire upon conversion of shares of Series C Preferred Stock.

(4)

Consists of 3,632,962 shares of Common Stock held by the stockholder and 841,635 shares of Common Stock that the stockholder has the right to acquire upon conversion of 825 shares of Series C Preferred Stock. Includes 2,103,126 shares of Common Stock of two trusts, as well as 130,581 shares of Common Stock that one trust has the right to acquire upon conversion of 128 shares of Series C Preferred Stock. Edward Shea is the Manager of the stockholders and a Trustee of the trusts, and is also a Director of Ironstone Group, Inc. described in footnote (6).

(5)	Consists of 45,192,669 shares of Common Stock held by the Chairman of the Board of Salon. Includes 35,000 shares subject to options that may be exercised within sixty (60) days of June 1, 2013.

(6)

Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”) and is the Chairman and Chief Executive Officer of those entities. The Hambrecht Entities own 17,231,303 shares of Common Stock. Elizabeth Hambrecht, a former Director of Salon and Salon’s former President and Chief Executive Officer, has a pecuniary ownership interest in the Hambrecht Entities. Mr. Hambrecht individually owns 17,231,303 shares of Common Stock. Includes ownership by The Sarah and William Hambrecht Foundation of 1,136,005 shares of Common Stock. William Hambrecht and Elizabeth Hambrecht are Directors and have voting rights in the Sarah and William Hambrecht Foundation. Includes ownership by HAMCO Capital Corporation, consisting of 527,068 shares of Common Stock. Mr. Hambrecht and Ms. Hambrecht both have an ownership interest in HAMCO Capital. Includes ownership by Ironstone Group, Inc., consisting of 2,006,827 shares of Common Stock. Mr. Hambrecht has an ownership interest in Ironstone Group, Inc. Mr. Hambrecht and Ms. Hambrecht disclaim beneficial ownership of the shares of Salon’s Common Stock held directly by the Hambrecht Entities, HAMCO Capital and Ironstone, other than their proportionate ownership interest.

(7)	Includes 264,119 shares subject to options that may be exercised within sixty (60) days of June 1, 2013.

(8)	Includes 4,500 shares of Common Stock and 161,799 shares subject to options that may be exercised within sixty (60) days of June 1, 2013.

(9)	Includes 87,500 shares subject to options that may be exercised within sixty (60) days of June 1, 2013.

(10)	Includes 74,478 shares subject to options that may be exercised within sixty (60) days of June 1, 2013.

(11)	Consists of 732 shares of Common Stock held by the Director and 46,000 shares subject to options that may be exercised within sixty (60) days of June 1, 2013.

(12)	Includes 46,000 shares subject to options that may be exercised within sixty (60) days of June 1, 2013.

(13)	Includes 38,500 shares subject to options that may be exercised within sixty (60) days of June 1, 2013.

(14)	Consists of 384 shares of Common Stock, of which 128 shares are held by Camille Peri, Mr. Talbot's spouse, and 256 shares held in trust for the benefit of Mr. Talbot's children. Mr. Talbot disclaims beneficial ownership of the shares held individually by his spouse and in trust for his children. Includes 13,499 shares subject to options that may be exercised within sixty (60) days of June 1, 2013.

Series C Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series C Preferred Stock as of June 1, 2013 by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series C Preferred Stock.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership	of Class
Shea Ventures LLC	697	64.8%
Wenner Media LLC	250	23.3%
E&M RP Trust (Descendant’s Trust u/a Tenth)	128	11 .9%

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

In May 2007, Salon entered into a line of credit with Deutsche Bank Securities, Inc. for borrowings of up to $1 million plus accrued interest. This agreement is guaranteed in its entirety by John Warnock, Salon’s Chairman. As of March 31, 2012 and March 31, 2013, the line was fully drawn. Accrued interest thereon is $217.

From April 2008 through October 2011, the Company sold $2.6 million of convertible promissory notes. The notes had a four year maturity, bore interest at a fixed rate of 7.5% per annum, payable annually in cash or in kind, and were convertible into Common Stock at the rate of $1.68 per share. Mr. Warnock and Mr. Hambrecht each purchased notes in the amount of $1.6 million. The maturity date was extended to October 31, 2012.

From May 2009 through May 2011, Salon issued to another investor convertible promissory interest notes in exchange for loans with a principal amount of $0.7 million. The notes bore an interest rate of 7.50 percent per annum, payable annually, in cash or in kind, and matured on March 31, 2012 (as extended to October 31, 2012).

For all of the convertible notes described above with original maturity dates of March 31, 2012 and October 31, 2012, the Company and each of the lenders agreed to extend the maturity dates therein to March 31, 2013.

During fiscal 2013, Mr. Warnock provided working capital in the form of unsecured, interest free cash advances in the amounts of $4,063. As of March 31, 2013, aggregate advances by Mr. Warnock and Mr. Hambrecht were $10,128 and $2,040, respectively.

On March 1, 2013, Salon entered into a Purchase Agreement with certain affiliates in connection with the Recapitalization, pursuant to all of Salon’s convertible notes, related party advances and certain accrued consulting fees (aggregating $15.7 million, including interest on the convertible notes through February 28, 2013) and substantially all shares of its convertible preferred stock were exchanged for an aggregate of 72.9 million shares of common stock at a price of $0.35 per share. Of this 72.9 million shares of common stock, 26 million shares were issued on March 1, 2013. The remaining 47 million shares were issued immediately upon stockholder approval of an amendment to the Company’s Restated Certificate of Incorporation increasing in the Company’s total authorized common shares on April 18, 2013 and the filing of such amendment with the Delaware Secretary of State on the same day. As a result of the Recapitalization, as of March 31, 2013, Salon has no outstanding convertible notes and aggregate advances by Mr. Warnock and Mr. Hambrecht are $7,641 and $1,530. Upon the increase in the Company's authorized shares of common stock and the issuance of the remaining 47 million shares to complete the Recapitalization on April 18, 2013, aggregate advances by Mr. Warnock and Mr. Hambrecht were $320 and nil.

Subsequent to year end 2013, Mr. Warnock provided an additional $703 to meet Salon’s working capital requirements. These unsecured, interest-free advances are exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons

Salon has primarily relied on cash infusion from related persons to meet cash operating needs from the year ended March 31, 2003 through the year ended March 31, 2013. During this period of inadequate cash, the Board of Directors approved related person transactions after full disclosure of the interests of related parties.  Subsequent to March 31, 2007, Salon’s Audit Committee separately, or in conjunction with the full Board, excluding those related parties involved in such transactions reviewed, approved and/or ratified all related party transactions, as the Audit Committee is empowered to do under Salon's Audit Committee Charter.

Salon has disclosed in filings with the Securities and Exchange Commission (SEC) all related party transactions. The SEC defines a related party transaction to include any transaction, arrangement or relationship in which Salon is a participant and in which any of the following persons has or will have a direct or indirect material interest:

●	An executive officer, director or director nominee of Salon;
●	Any person who is known to be the beneficial owner of more than 5% of Salon’s common stock;
●	Any person who is an immediate family member of an executive officer, director or director nominee of Salon or beneficial owner of more than 5% of Salon’s common stock;
●

Any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person, together with any other of the foregoing, has a 5% or greater beneficial interest.

ITEM 14. Principal Accountant Fees and Services

Burr Pilger Mayer, Inc. is Salon’s independent registered public accounting firm. The aggregate audit fees billed by Burr Pilger Mayer, Inc. for year ended March 31, 2012 were approximately $94,000 and for March 31, 2013 are estimated to be approximately $146,000. In addition, corporate tax filing fees for the year ended March 31, 2012 were approximately $20,000. The aggregate corporate tax filing fees for the year ended March 31, 2013 are estimated to be approximately $11,000. Fiscal year 2009 was the first year Burr Pilger Mayer, Inc. was engaged to perform corporate tax filing services. Except for corporate tax filing services, Burr Pilger Mayer, Inc. did not perform any services for which Salon incurred fees for non-audit related fees, or other fees.

During the year ended March 31, 2013, all audit and tax fees were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services.

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

3.2(3)	Restated Certificate of Incorporation of Salon as of June 17, 1999 with Certificate of Amendment of Article Fourth as of June 24, 1999.
3.3.1 (40)	Certificate of Amendment to Restated Certificate of Incorporation, dated as of November 19, 2004.
3.3.2*	Certificate of Amendment to Restated Certificate of Incorporation, dated as of April 18, 2013.
3.4(3)	Form of Bylaws of Salon adopted June 24, 1999.
3.4(10)	Certificate of Designation of Preferences and Rights of the Series A Preferred Stock dated as of August 8, 2001.
3.4.1(12)	Certificate of Designation of Preferences and Rights of the Series B Preferred Stock, dated as of February 8, 2002.
3.4.2(36)	Certificate of Designation of Preferences and Rights of the Series C Preferred Stock, dated as of December 23, 2003.
3.4.3(38)

Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock dated as of June 1, 2004.

3.4.4(54)

Amendment to the Certificate of Designation of Preferences and Rights of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-4 Preferred Stock and Series D-5 Preferred Stock dated as of November 19, 2007.

4.1(1)	Third Amended and Restated Rights Agreement dated April 14, 1999.
4.1(8)	Fourth Amended and Restated Rights Agreement dated January 12, 2000.
4.2(1)	Second Amended and Restated Voting Agreement dated April 14, 1999.

4.2(5)	Bylaws of the Company are incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1.
4.2.1(10)	Securities Purchase Agreement dated as of August 9, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.2(10)	Securities Rights Agreement dated as of August 9, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.3(10)	Form of Common Stock Purchase Warrant dated August 9, 2001 issued by Salon Media Group, Inc.
4.2.4(11)	Securities Purchase Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.5(11)	Securities Rights Agreement dated as of September 13, 2001 between Salon Media Group, Inc. and the Purchasers listed on Exhibit A attached thereto.
4.2.6(11)	Form of Common Stock Purchase Warrant dated September 13, 2001 issued by Salon Media Group, Inc.
4.2.7(12)	Securities Purchase Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems Incorporated.
4.2.8(12)	Securities Rights Agreement dated as of February 14, 2002 between Salon Media Group, Inc. and Adobe Systems Incorporated.
4.2.9(12)	Form of Common Stock Purchase Warrant dated February 14, 2002 issued by Salon Media Group, Inc.
4.2.10(13)	Note and Warrant Purchase Agreement dated as of July 24, 2002.
4.2.11(13)	Form of Convertible Promissory Note, dated July 24, 2002 issued by Salon Media Group, Inc.
4.2.12(13)	Form of Common Stock Purchase Warrant, dated July 24, 2002 issued by Salon Media Group, Inc.
4.2.13(14)	Note dated as of October 3, 2002.
4.2.14(15)	Note and Warrant Purchase Agreement dated as of December 18, 2002.
4.2.15(15)	Form of Convertible Promissory Note, dated December 18, 2002 issued by Salon Media Group, Inc.
4.2.16(15)	Form of Common Stock Purchase Warrant, dated December 18, 2002 issued by Salon Media Group, Inc.
4.2.17(16)	Note and Warrant Purchase Agreement dated as of January 26, 2003.
4.2.18(16)	Form of Convertible Promissory Note, dated January 26, 2003 issued by Salon Media Group, Inc.
4.2.19(16)	Form of Common Stock Purchase Warrant, dated January 26, 2003 issued by Salon Media Group, Inc.
4.2.20(17)	Note and Warrant Purchase Agreement dated as of February 11, 2003.
4.2.21(17)	Form of Convertible Promissory Note, dated February 11, 2003 issued by Salon Media Group, Inc.
4.2.22(17)	Form of Common Stock Purchase Warrant, dated February 11, 2003 issued by Salon Media Group, Inc.
4.2.23(18)	Form of Note and Warrant Purchase Agreement used during March 2003.
4.2.24(18)	Form of Convertible Promissory Note used during March 2003 by Salon Media Group, Inc.

4.2.25(18)	Form of Common Stock Purchase Warrant used during March 2003 by Salon Media Group, Inc.
4.2.26(19)	Note and Warrant Purchase Agreement dated April 10, 2003.
4.2.27(19)	Convertible Promissory Note dated April 10, 2003 by Salon Media Group, Inc.
4.2.28(19)	Common Stock Purchase Warrant dated April 10, 2003 by Salon Media Group, Inc.
4.2.29(20)	Note and Warrant Purchase Agreement dated April 29, 2003.
4.2.30(20)	Convertible Promissory Note dated April 29, 2003 by Salon Media Group, Inc.
4.2.31(20)	Common Stock Purchase Warrant dated April 29, 2003 by Salon Media Group, Inc.
4.2.32(21)	Note and Warrant Purchase Agreement dated May 28, 2003.
4.2.33(21)	Convertible Promissory Note dated May 28, 2003 by Salon Media Group, Inc.
4.2.34(21)	Common Stock Purchase Warrant dated May 28, 2003 by Salon Media Group, Inc.
4.2.35(22)	Note and Warrant Purchase Agreement dated June 12, 2003.
4.2.36(22)	Convertible Promissory Note dated June 12, 2003 by Salon Media Group, Inc.
4.2.37(22)	Common Stock Purchase Warrant dated June 12, 2003 by Salon Media Group, Inc.
4.2.38(23)	Note and Warrant Purchase Agreement dated June 26, 2003.
4.2.39(23)	Convertible Promissory Note dated June 26, 2003 by Salon Media Group, Inc.
4.2.40(23)	Common Stock Purchase Warrant dated June 26, 2003 by Salon Media Group, Inc.
4.2.41(25)	Note and Warrant Purchase Agreement dated July 10, 2003.
4.2.42(25)	Convertible Promissory Note dated July 10, 2003 by Salon Media Group, Inc.
4.2.43(25)	Common Stock Purchase Warrant dated July 10, 2003 by Salon Media Group, Inc.
4.2.44(26)	Note and Warrant Purchase Agreement dated July 30, 2003.
4.2.45(26)	Convertible Promissory Note dated July 30, 2003 by Salon Media Group, Inc.
4.2.46(26)	Common Stock Purchase Warrant dated July 30, 2003 by Salon Media Group, Inc.
4.2.47(27)	Note and Warrant Purchase Agreement dated September 12, 2003.
4.2.48(27)	Convertible Promissory Note dated September 12, 2003 by Salon Media Group, Inc.
4.2.49(27)	Common Stock Purchase Warrant dated September 12, 2003 by Salon Media Group, Inc.
4.2.50(28)	Note and Warrant Purchase Agreement dated September 29, 2003.
4.2.51(28)	Convertible Promissory Note dated September 29, 2003 by Salon Media Group, Inc.
4.2.52(28)	Common Stock Purchase Warrant dated September 29, 2003 by Salon Media Group, Inc.
4.2.53(28)	Note and Warrant Purchase Agreement dated October 6, 2003.
4.2.54(28)	Convertible Promissory Note dated October 6, 2003 by Salon Media Group, Inc.
4.2.55(28)	Common Stock Purchase Warrant dated October 6, 2003 by Salon Media Group, Inc.
4.2.56(29)	Note and Warrant Purchase Agreement dated October 10, 2003.
4.2.57(29)	Convertible Promissory Note dated October 10, 2003 by Salon Media Group, Inc.
4.2.58(29)	Common Stock Purchase Warrant dated October 10, 2003 by Salon Media Group, Inc.
4.2.59(30)	Note and Warrant Purchase Agreement dated October 30, 2003.
4.2.60(30)	Convertible Promissory Note dated October 30, 2003 by Salon Media Group, Inc. with Ironstone Group, Inc.
4.2.61(30)	Common Stock Purchase Warrant dated October 30, 2003 by Salon Media Group, Inc. with Ironstone Group, Inc.

4.2.62(30)	Convertible Promissory Note dated October 30, 2003 by Salon Media Group, Inc. with John Warnock.
4.2.63(30)	Common Stock Purchase Warrant dated October 30, 2003 by Salon Media Group, Inc. with John Warnock.
4.2.64(30)	Note and Warrant Purchase Agreement dated November 12, 2003.
4.2.65(30)	Convertible Promissory Note dated November 12, 2003 by Salon Media Group, Inc.
4.2.66(30)	Common Stock Purchase Warrant dated November 12, 2003 by Salon Media Group, Inc.
4.2.67(31)	Note and Warrant Purchase Agreement dated November 24, 2003.
4.2.68(31)	Convertible Promissory Note dated November 24, 2003 by Salon Media Group, Inc. and John Warnock.
4.2.69(31)	Common Stock Purchase Warrant dated November 24, 2003 by Salon Media Group, Inc. for John Warnock.
4.2.70(31)	Convertible Promissory Note dated November 24, 2003 by Salon Media Group, Inc. and HAMCO Capital Corporation.
4.2.71(31)	Common Stock Purchase Warrant dated November 24, 2003 by Salon Media Group, Inc. for HAMCO Capital Corporation.
4.2.72(32)	Note and Warrant Purchase Agreement dated December 10, 2003.
4.2.73(32)	Convertible Promissory Note dated December 10, 2003 by Salon Media Group, Inc. and Wenner Media LLC.
4.2.74(32)	Common Stock Purchase Warrant dated December 10, 2003 by Salon Media Group, Inc. for Wenner Media LLC.
4.2.75(32)	Note and Warrant Purchase Agreement dated December 11, 2003.
4.2.76(32)	Convertible Promissory Note dated December 10, 2003 by Salon Media Group, Inc. and John Warnock.
4.2.77(32)	Common Stock Purchase Warrant dated December 10, 2003 by Salon Media Group, Inc. for John Warnock.
4.2.78(36)	Securities Purchase Agreement dated as of December 30, 2003 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.79(36)	Form of Common Stock Purchase Warrant dated December 30, 2003 issued by Salon Media Group, Inc.
4.2.80(37)	Securities Purchase Agreement dated as of February 10, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.81(37)	Form of Common Stock Purchase Warrant dated February 10, 2004 issued by Salon Media Group, Inc.
4.2.82(38)	Securities Purchase Agreement dated as of June 4, 2004 between Salon Media Group, Inc. and the Purchasers listed on the Schedule of Purchasers attached thereto.
4.2.83(38)	Form of Common Stock Purchase Warrant dated June 4, 2004 issued by Salon Media Group, Inc.
4.2.84(39)	Amendment No. 1 to Securities Purchase Agreement dated as of September 30, 2004.
4.2.85(39)	Common Stock Purchase Warrant dated September 30, 2004 issued by Salon Media Group, Inc.
4.2.86(43)	Amendment No. 2 to Securities Purchase Agreement dated as of February 2, 2005.
4.2.87(43)	Form of Common Stock Purchase Warrant dated February 2, 2005 issued by Salon Media Group, Inc.
4.2.88(45)	Amendment No. 3 to Securities Purchase Agreement dated November 9, 2005.

4.2.89(46)	Amendment No. 4 to Securities Purchase Agreement dated December 21, 2005.
4.2.90(46)	Common Stock Purchase Warrant dated December 21, 2005 issued by Salon Media Group, Inc.
4.2.91(48)	Amendment No. 5 to Securities Purchase Agreement dated July 27, 2006.
4.2.92(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to The Hambrecht 1980 Revocable Trust.
4.2.93(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.94(48)	Common Stock Purchase Warrant dated July 27, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.95(49)	Amendment No. 6 to Securities Purchase Agreement dated September 21, 2006.
4.2.96(49)	Common Stock Purchase Warrant dated September 21, 2006 issued by Salon Media Group, Inc. to The Hambrecht 1980 Revocable Trust.
4.2.97(49)	Common Stock Purchase Warrant dated September 21, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.98(50)	Amendment No. 7 to Securities Purchase Agreement dated December 18, 2006.
4.2.99(50)	Common Stock Purchase Warrant dated December 18, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.100(50)	Common Stock Purchase Warrant dated December 18, 2006 issued by Salon Media Group, Inc. to John E. and Marva M. Warnock.
4.2.101(52)	Amendment No.8 to Securities Purchase Agreement dated November 19, 2007
4.2.102(52)	Common Stock Purchase warrant dated November 19, 2007
4.2.103(62)	Voting Agreement, dated as of February 28, 2013
4.2.104(62)	Purchase Agreement, dated as of March 1, 2013
5.0 (41)	Legal opinion filed by DLA Piper Rudnick Gray Cary US LLP dated January 14, 2005.
10.0(4)	Commercial Office Lease between Pacific Resources PCX Development, Inc. and Salon dated July 9, 1999.
10.0(6)	Rainbow Media Holdings, Inc. Stock Purchase Agreement dated December 3, 1999.
10.1(1)	1995 Stock Option Plan.
10.1(6)	Bravo Website Agreement dated January 12, 2000.
10.2(2)	1999 Employee Stock Purchase Plan.
10.2(6)	Bravo Production Agreement dated January 12, 2000.
10.3(1)	Form of Indemnity Agreement.
10.4(1)	Commercial Office Lease between T/W Associates and Salon dated June 25, 1997.
10.6(1)	Employment Agreement between Michael O’Donnell and Salon dated November 7, 1996.
10.6(9)	Employment Agreement between Robert O’Callahan and Salon dated June 26, 2000.
10.9(1)	Warrant to Purchase Stock issued to Imperial Bancorp dated December 17, 1998.
10.10(1)	Warrant to Purchase Stock issued to Imperial Bank dated April 13, 1998.
10.11(1)	Warrant to Purchase Stock issued to Imperial Bankcorp dated April 14, 1997.
10.12(1)	Warrant to Purchase Stock issued to America Online Inc. dated July 31, 1998.
10.13(1)	Warrant to Purchase Stock issued to Adobe Ventures II L.P. dated September 18, 1998.
10.14(1)	Warrant to Purchase Stock issued to ASCII Ventures dated September 18, 1998.

10.15(1)	Warrant to Purchase Stock issued to H&Q Salon Investors, L.P. dated September 18, 1998.
10.16(2)	Warrant to Purchase Stock issued to Daiwa Securities America Inc. dated April 14, 1999.
10.17(2)	Warrant to Purchase Stock issued to ACT III Communications dated April 14, 1999.
10.18(9)	Amendment No. 2 To Anchor Tenant Agreement between America Online, Inc. and Salon.
10.19(1)	Series A Preferred Stock Purchase Agreement dated December 22, 1995.
10.20(1)	First Amendment to the Series A Preferred Stock Purchase Agreement dated August 2, 1996.
10.21(1)	Second Amendment to the Series A Preferred Stock Purchase Agreement dated February 6, 1997.
10.22(1)	Series B Preferred Stock Purchase Agreement dated November 28, 1997.
10.23(1)	Series C Preferred Stock Purchase Agreement dated September 18, 1998.
10.24(1)	Series C Preferred Stock Purchase Agreement dated April 14, 1999.
10.25(2)	Warrant to Purchase Stock issued to Chatsworth Securities LLC dated April 14, 1999.
10.26(24)	Amended Office Lease between Salon’s San Francisco landlord and Salon dated June 24, 2003.
10.27(33)	Amended Office Lease between Salon’s San Francisco landlord and Salon dated December 31, 2003.
10.28(42)	Office Lease between BRE/Rincon II Leasehold L.L.C. and Salon Media Group, Inc. dated January 13, 2005.
10.29 (44)	Salon Media Group, Inc. 2004 Stock Plan.
10.30 (44)	Form of the Salon Media Group, Inc. Notice of Grant of Stock Option and Stock Option Agreement.
10.31(44)	Salon Media Group, Inc. Non-Plan Stock Option Agreement with David Talbot dated February 7, 2005.
10.32(47)	Employment Agreement with Christopher Neimeth dated June 5, 2006
10.33(47)	Salon Media Group, Inc. Non-Plan Stock Option Agreement with Christopher Neimeth dated June 6, 2006.
10.34(51)	Amendment No.1 to Neimeth Employment Agreement dated September 13, 2007.
10.35(53)	Employment Agreement with Norman Blashka dated December 31, 2007.
10.36(53)	Separation Agreement with Conrad Lowry dated January 9, 2008.
10.37(54)	Note Purchase Agreement dated April 4, 2008.
10.38(54)	Form of Convertible Promissory Note dated April 4, 2008.
10.39(55)	Employment Agreement with Joan Walsh dated May 13, 2008.
10.40 (56)	Separation Agreement with Christopher Neimeth dated November 12, 2008.
10.41 (57)	Employment Agreement with Richard Gingras dated May1, 2009.
10.42 (58)	Amendment to Employment Agreement with Joan Walsh dated November 2, 2010.
10.43 (59)	Employment Agreement with David Talbot dated July 22, 2011.
10.44 (60)	Separation Agreement between Norman Blashka and Salon Media Group, Inc. entered into on June 4, 2012.

10.45(61)	Employment Agreement with Cynthia Jeffers, dated December 3, 2012.
16.1 (34)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
16.2 (35)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
21.1(8)	Subsidiaries of Salon.
23.2 (41)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm dated January 13, 2005.
23.3 (41)	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm dated January 12, 2005.
23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.
24.1(1)	Power of Attorney (included on page II-5).
31.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
31.2	Certification of D. Alex Fernandez, Interim Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Certification of D. Alex Fernandez, Interim Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

Footnote	Footnote Description
1	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1 filed on April 19, 1999.
2	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on May 27, 1999.
3	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on June 18, 1999.
4	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on August 16, 1999.
5	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-8 filed on September 8, 1999.
6	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on February 14, 2000.
7	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 22, 2000.
8	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K405 filed on June 30, 2000.
9	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on November 13, 2000.
10	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on August 20, 2001.
11	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 25, 2001.

12	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on March 13, 2002.
13	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 29, 2002.
14	Incorporated by reference to the exhibit filed with Salon’s Current Report on Form 8-K filed on October 15, 2002.
15	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 30, 2002.
16	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 11, 2003.
17	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 24, 2003.
18	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on March 28, 2003.
19	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on April 22, 2003.
20	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 12, 2003.
21	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 10, 2003.
22	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 27, 2003.
23	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 11, 2003.
24	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on August 11, 2003.
25	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 25, 2003.
26	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on August 7, 2003.
27	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 29, 2003.
28	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 14, 2003.
29	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 27, 2003.
30	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 14, 2003.
31	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 9, 2003.
32	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 24, 2003.

33	Incorporated by reference to the exhibit filed with Salon’s Quarterly Report on Form 10-Q filed on February 6, 2004.
34	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 17, 2003.
35	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 26, 2003.
36	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 14, 2004.
37	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 25, 2004.
38	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 16, 2004.
39	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on October 6, 2004.
40	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 13, 2004.
41	Incorporated by reference to the exhibits filed with Salon’s Registration Statement on Form S-8 filed on January 14, 2005.
42	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 19, 2005.
43	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on February 4, 2005.
44	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K filed on June 29, 2005.
45	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 10, 2005.
46	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 22, 2005.
47	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 9, 2006.
48	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 31, 2006.
49	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 26, 2006.
50	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on December 20, 2006.
51	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on September 14, 2007.
52	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 20, 2007.
53	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on January 9, 2008.

54	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on April 9, 2008.
55	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 10-K filed on June 27, 2008.
56	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on November 20, 2008.
57	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on May 6, 2009.
58	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 10-Q filed on February 14, 2011.
59	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 27, 2011.
60	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 4, 2012.
61	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed December 10, 2012.
62	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed March 7, 2013.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALON MEDIA GROUP, INC.

By:	/s/ Cynthia Jeffers
Cynthia Jeffers
Chief Executive Officer

Date: June 26, 2013

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

Signature	Title	Date

/s/ Cynthia Jeffers	Chief Executive Officer, Director	June 26, 2013
Cynthia Jeffers	(Principal Executive Officer)

/s/ D. Alex Fernandez	Interim Chief Financial Officer	June 26, 2013
D. Alex Fernandez	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew Sussberg	Vice-President Sales	June 26, 2013
Matthew Sussberg

/s/ Deepak Desai	Director	June 26, 2013
Deepak Desai

/s/ William Hambrecht	Director	June 26, 2013
William Hambrecht

/s/ George Hirsch	Director	June 26, 2013
George Hirsch

/s/ James H. Rosenfield	Director	June 26, 2013
James H. Rosenfield

/s/ John Warnock	Chairman of the Board, Director	June 26, 2013
John Warnock