Form 10-Q
period 2013-06-30
SALON MEDIA GROUP INC
filed 2013-08-14
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes [ ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 1, 2013 was 76,157,942 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30, 2013	March 31, 2013
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$21	$96
Accounts receivable, net of allowance of $60 and $62	1,057	720
Prepaid expenses and other current assets	189	318
Total current assets	1,267	1,134
Property and equipment, net	53	58
Other assets, principally deposits	106	107
Total assets	$1,426	$1,299
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	1,031	9,171
Accounts payable and accrued liabilities	975	1,128
Deferred revenues	7	15
Total current liabilities	3,013	11,314

Deferred rent	11	12
Total liabilities	3,024	11,326
Commitments and contingencies (See Note 6)

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 1,075 shares issued and outstanding at June 30, 2013 and 8,141 shares issued and outstanding at March 31, 2013 (liquidation value of $9,682 at June 30, 2013)	-	-
Common Stock, $0.001 par value, 150,000,000 shares authorized, 76,157,942 shares issued and outstanding at June 30, 2013 and 30,000,000 shares authorized, 29,573,265 shares issued and outstanding at March 31, 2013	76	30
Additional paid-in capital	115,479	106,408
Accumulated deficit	(117,153)	(116,465)
Total stockholders' deficit	(1,598)	(10,027)
Total liabilities and stockholders' deficit	$1,426	$1,299

(1)Derived from the Company’s audited consolidated financial statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2013	2012

Net revenues	$1,197	$836

Operating expenses:
Production and content	810	934
Sales and marketing	415	433
Information technology support	380	278
General and administrative	271	437
Separation expenses	-	218
Total operating expenses	1,876	2,300

Loss from operations	(679)	(1,464)
Interest expense	(9)	(59)
Loss from continuing operations	(688)	(1,523)
Loss from discontinued operations	-	(9)
Net loss	$(688)	$(1,532)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.01)	$(0.46)
Loss from discontinuing operations	-	(0.01)
Net loss	$(0.01)	$(0.47)

Weighted-average shares of Common Stock used in computing basic and diluted net loss per share	66,943	3,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss
Loss from continuing operations	$(688)	$(1,523)
Add loss from discontinued operations	-	(9)
Total net loss	(688)	(1,532)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	16
Bad debt expense and change in allowance for doubtful accounts	9	-
Stock-based compensation	8	126
Changes in assets and liabilities:
Accounts receivable	(346)	3
Prepaid expenses and other assets	130	18
Accounts payable, accrued liabilities and deferred rent	(36)	(297)
Deferred revenues	(8)	(21)
Net cash used in operating activities	(921)	(1,687)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(10)
Net cash used in investing activities	(5)	(10)

Cash flows from financing activities:
Proceeds from related party advances	851	1,765
Net cash provided by financing activities	851	1,765

Net cash provided by operating activities from discontinued operations	-	(1)

Net (decrease) increase in cash and cash equivalents	(75)	67
Cash and cash equivalents at beginning of period	96	130
Cash and cash equivalents at end of period	$21	$197

Supplemental schedule of non-cash financing activity:
Conversion of Preferred Stock, unsecured advances and payables into common shares	$9,129	$-

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

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated balance sheet data as of March 31, 2013 is derived from and should be read in conjunction with the audited consolidated financial statements, which are included in Salon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 26, 2013. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three month period ended June 30, 2013 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2014.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit at June 30, 2013 of $117,153. In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2014.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2014 anticipates continued but reduced operating losses. Salon estimates it will require approximately $1,600 in additional funding to meet its operating needs for the balance of its fiscal year. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. During the current and previous fiscal years, Salon has relied on funding from related parties, whom thus far this fiscal year, through August 14, 2013 provided $1,281 in cash advances. The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with outside advisors in its efforts to obtain such funding, and explore strategic alternatives. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings, and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

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

One customer accounted for approximately 10% of net revenues for the three months ended June 30, 2013. Two customers accounted for more than 10% of total revenues for the three month period ended June 30, 2012. No customers accounted for 10% or more of total accounts receivable as of June 30, 2013.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

There were no stock options granted by the Company during the quarter ended June 30, 2013.

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

As of June 30, 2013, the aggregate stock compensation remaining to be amortized to expense was $30. Salon expects this stock compensation balance to be amortized as follows: $15 during the remainder of fiscal 2014; $9 during fiscal 2015; $4 during fiscal 2016 and $2 during fiscal 2017. The expected amortization reflects outstanding stock option awards as of June 30, 2013 expected to vest.

Recapitalization

Salon has made significant progress in simplifying its capital structure and increasing its liquidity in an effort to make the Company a more compelling investment to current and new investors. With this goal in mind, at a meeting of the Board of Directors (“Board”) on February 1, 2013, the Board approved a private offering of Common Stock to the holders of its related party advances, convertible notes, certain accrued consulting fees and Preferred Stock in exchange for the cancellation of such related party advances, convertible notes, accrued consulting fees and Preferred Stock, at an exchange price of $0.35 per share of Common Stock (the “Recapitalization”). The primary purpose of this voluntary Recapitalization was to simplify the Company’s capital structure through the exchange of indebtedness and Preferred Stock, thereby increasing the Company’s potential to enter into capital transactions with new investors.  In addition, the Board believed that the Recapitalization offered holders a potentially more liquid asset in the form of the Company’s Common Stock and could also result in increased overall liquidity in the market for the Company’s Common Stock.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

All of the holders of related party advances, accrued consulting fees and convertible notes and the holders of all outstanding Preferred Stock, other than the holders of 1,075 shares of Series C Preferred Stock, agreed to participate in the Recapitalization which resulted in an aggregate of 72.9 million shares of Common Stock being issued, as described below.

Outstanding convertible notes plus interest at February 28, 2013 was approximately $3,504, all of which was exchanged for an aggregate of approximately 10,012,372 shares of Common Stock.  Outstanding related party advances at February 28, 2013, including accrued consulting fees of $158, were approximately $12,146, all of which was exchanged for an aggregate of 34,704,102 shares of Common Stock. All outstanding Preferred Stock other than 1,075 shares of Series C at February 28, 2013 in the amount of 9,404 shares was exchanged for an aggregate of approximately 28,158,852 shares of Common Stock.

On March 1, 2013, 25% of related party advances and accrued consulting fees of approximately $12,146 as of February 28, 2013 were exchanged for an aggregate of 8,676,034 shares of Common Stock and all convertible notes plus interest of $3,504 and Preferred Stock holdings of non-affiliates other than 1,075 shares of Series C of Preferred Stock were exchanged for an aggregate of 17,614,655 shares of Common Stock. This issuance of shares represented substantially all of the available authorized Common Stock.

Due to an insufficient number of Common Stock authorized as of February 28, 2013, a special meeting of the stockholders of the Company was held on April 18, 2013, at which Company Stockholders voted to increase the authorized Common Stock of the Company from 30 million to 150 million shares. Following the April 18, 2013 vote of the Company's stockholders and the filing of a Certificate of Amendment to the Company's Restated Certificate of Incorporation with the Delaware Secretary of State to increase the number of authorized Common Stock from 30 million to 150 million shares, the remaining 75% of the balance of related party advances and accrued consulting fees as of February 28, 2013 was exchanged for an aggregate of 26,028,108 shares of Common Stock and all the Preferred Stock holdings of affiliates of 7,066 shares as of February 28, 2013 was exchanged for an aggregate of 20,556,569 shares of Common Stock.

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss, have been made to the previously issued condensed consolidated financial statements to conform to the current period presentation.

2.  Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination accounted for under the purchase method. Goodwill is not amortized but is tested for impairment annually during the Company’s fourth quarter, or when events and circumstance occur indicating that the asset might be impaired.  In connection with the sale of “The Well” in September 2012, the goodwill balance was written off in determining the gain from discontinued operations. As such, Salon has no goodwill as of June 30, 2013.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

3.  Borrowing Agreements

Short-term Borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%. Salon’s obligations under this agreement are guaranteed in their entirety by Salon’s Chairman. The line of credit has been fully drawn as of June 30, 2013. Deutsche Bank Securities may demand repayment of amounts borrowed at any time. Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment. As of June 30, 2013, accrued interest on short-term borrowings totaled $227.

As of June 30, 2013 and 2012, the weighted-average interest rate on the Company’s short-term borrowings was 3.7% and 3.0%, respectively.

Related Party Advances

During the three months ended June 30, 2013, Salon has received unsecured, interest-free cash advances totaling $851 to fund operations from its Chairman. During the three months ended June 30, 2012, Salon received unsecured, interest-free cash advances totaling $1,765 to fund its operations from its Chairman. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

All such cash advances from the Chairman and other investors cumulative through February 28, 2013, totaling approximately $12,000, were converted on March 1, 2013 into shares of Common Stock in the Recapitalization.

Convertible Notes Payable

Outstanding convertible notes plus interest at February 28, 2013 was approximately $3,500, all of which was exchanged for an aggregate of approximately 10.0 million shares of Common Stock. Approximately 20% of the convertible notes were held by a non-affiliate of the Company.

As of June 30, 2013, Salon has no outstanding convertible notes and does not anticipate entering into similar debt instruments during its year ending March 31, 2014.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4.  Stock Option Plans

Salon has adopted certain equity incentive plans as described in Note 8, “Employee Stock Option Plan,” of the notes to consolidated financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

The following table summarizes activity under Salon’s plans for the three months ended June 30, 2013:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of March 31, 2013	3,551,000	$0.13
Options granted under all plans	-	-
Exercised	-	-
Expired and forfeited	(41,000)	$0.36
Outstanding at June 30, 2013	3,510,000	$0.13	$202,000
Exercisable at June 30, 2013	2,021,000	$0.21	$44,000
Vested and expected to vest	2,878,000	$0.13	$78,000

There were no option shares awarded during each of the three month periods ended June 30, 2013 and 2012. The weighted-average fair value of options vested during each of the three month periods ended June 30, 2013 and 2012 was $0.05 per share and $0.43 per share, respectively. No options were exercised during the three months ended June 30, 2013.

Salon recognized stock-based compensation expense of $8 and $126 during the three months ended June 30, 2013 and 2012, respectively.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

5.     Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the period, as follows:

	Three Months Ended June 30
	2013	2012
Numerator:
Loss from continuing operations attributable to Common Stockholders	$(688)	$(1,523)
Loss from discontinued operations	-	(9)
Net loss attributable to Common Stockholders	$(688)	$(1,532)

Denominator:
Weighted-average shares used in computing Basic and diluted net loss per share attributable to Common Stockholders	66,943,000	3,283,000
Basic and diluted net loss per share:
Loss from continuing operations	$(0.01)	$(0.46)
Loss from discontinuing operations	$-	(0.01)
Net loss	$(0.01)	$(0.47)

Antidilutive securities including options, warrants and convertible notes and preferred stock not included in net loss per share calculation	4,607,000	17,847,000

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

 SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following summarizes Salon’s office lease commitments and short-term borrowings as of June 30, 2013, and the effect these commitments are expected to have on Salon’s liquidity and cash flows in future periods:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years

Corporate office	$211	$86	$125	$-
San Francisco, net of sublease	63	63	-	-
New York	124	114	10	-
Los Angeles	15	15	-	-
Total operating leases	413	278	135	-
Short-term borrowing	1,000	1,000	-	-
Interest on short-term borrowing	227	227	-	-
Related party advances	1,031	1,031	-	-
Total	$2,671	$2,536	$135	$-

7.  Preferred Stock

The conversion rate and common equivalent shares of Salon’s Preferred Stock as of June 30, 2013 are as follows:

		Per share		Common
Preferred Stock	Shares Outstanding	Purchase Price	Conversion Rate	Equivalent Shares
Series C	1,075	$800	0.785	1,096,676
Total	1,075			1,096,676

The Series C Preferred Stock conversion rate is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon securities issuances. The Company determined that the accounting for such conversion features does not require bifurcation under “Accounting for Derivative Instruments and Hedging Activities” (Accounting Standards Codification (ASC) 815) and, accordingly, the requirements of ASC 815 are not applicable.

In event of a liquidation, the holders of the Series C Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of Common Stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of June 30, 2013, no dividend has been declared to the holders of Preferred Stock.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

If, after initial preferential liquidation payments to the holders of Series C Preferred Stock, any assets remain available for distribution, such assets are to be distributed ratably among the holders of Common Stock and Preferred Stock, based on the shares of Common Stock then held by them and issuable upon conversion of the shares of Preferred Stock then held by them, until aggregate distributions per share reach $2,400 for the holders of Series C Preferred Stock. Salon has currently outstanding 1,075 shares of Series C Preferred Stock.

If, after payment has been made to the holders of Common Stock and holders of Preferred Stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of Common Stock and the holders of Series C Preferred Stock, based on the number of shares of Common Stock then held by them and issuable upon conversion of the Series C Preferred Stock then held by them. Based on available information, Salon estimates that the holders of Series C Preferred Stock account for approximately 6% of Salon Common Stock on an as converted basis.

The holders of Preferred Stock are entitled to vote together with the holders of Salon’s Common Stock as though part of that class, and are entitled to vote on all matters and to that number of votes equal to the largest number of whole shares of Common Stock into which the shares of Preferred Stock could be converted. Preferred Stockholders as a group own approximately 6% of the outstanding shares of Common Stock and Common Stock issuable upon conversion of the shares of Preferred Stock, all with voting rights.

The aggregate liquidation preferences of all Preferred Stockholders as of June 30, 2013 were $1,720 excluding the effect of undeclared dividends, and $9,682 including the effect of undeclared dividends. Salon has never declared a dividend and does not expect to declare a dividend in the future.

Neither the Series C Preferred Stock nor the underlying shares of Common Stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

8.  Discontinued Operations

The Well's declining subscriber base and aging technology led to a decision to restructure the service.  As a result, in May 2012, The Well’s staff was laid off and current subscriptions were honored and renewed through September 20, 2012, the date of the sale of the Well. All future cash inflows were thus eliminated. During the three months ended June 30, 2013, The Well has ceased to be part of the Company’s continuing operations and its financial results are reported under discontinued operations.

	Three Months Ended June 30
	2013	2012
Net revenues	$-	$78
Operating expenses	-	87
Loss from discontinued operations, net of tax	$-	$(9)

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

9.  Subsequent Events

From July 1 2013 through August 14, 2013, the Company received unsecured interest-free cash advances totaling $430 from its Chairman.

On July 2, 2013, the Board of Directors appointed Ms. Elizabeth Hambrecht to serve as the Company’s Interim Chief Financial Officer, effective immediately. Ms. Hambrecht replaced Mr. D. Alex Fernandez who had served as the Company’s Interim Chief Financial Officer since June 2012. The Company has also commenced a search for a new Chief Financial Officer.

Ms. Elizabeth Hambrecht served as a Director of the Company from 2003 to 2012, as well as Chief Executive Officer from September 2008 until May 2009.  She also previously served as the Company’s Chief Executive Officer from February 2005 until September 2007 and was the Company’s President from October 2003 until September 2007. From May 2003 through February 2005, she also served as the Company’s Chief Financial Officer and Secretary.  In her new role as Interim Chief Financial Officer, Ms. Hambrecht’s annual salary will be $100,000, effective immediately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) including, but not limited to, statements regarding our strategy, plans, objectives, expectations, forecasts, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources. In this report, the words “anticipates,” “believes,” “expects,” “estimates,” “forecast,” “projection,” “future,” and similar expressions identify forward-looking statements. Although Salon Media Group, Inc. (“Salon” or the “Company”) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, Salon gives no assurance those plans, intentions or expectations will be achieved. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth in this “Management's Discussion and Analysis of Financial Conditions and Results of Operations” and in “Risk Factors” elsewhere in this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, Salon assumes no obligation to update any forward-looking statements as circumstances change.

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

This section and other parts of this Form 10-Q should be considered in conjunction with the audited consolidated financial statements, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “Fiscal 2013 Annual Report”) filed with the Securities and Exchange Commission. Matters of interest therein include, but are not limited to, Salon’s disclosure of critical accounting policies.

Salon has a history of significant losses and expects to incur a loss from operations, based on generally accepted accounting principals, for its fiscal year ending March 31, 2014 and potentially for future years. Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2013, 2012, 2011 and 2010, included a “going-concern” audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about Salon’s ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the “going-concern” opinions, Salon’s stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Strategic Review

We continue to focus our efforts on growing revenue by expanding our product and reach.  Our expansion is underpinned by a focus on editorial excellence, investigative reporting, and breaking news; innovative, custom-built advertising solutions that align with what Salon users are looking for; and site enhancements to improve the user experience across desktop, tablet and mobile.

Highlights from First Quarter Fiscal Year 2014

●

Net revenues increased 43% to $1.2 million in the first quarter of fiscal year 2014, versus $0.8 million in the first quarter of fiscal year 2013. The increase in revenue was driven by growth in advertising revenues, and offset by the decline in subscription revenue triggered by the decision to wind down the subscription business in June 2014.

●

Network advertising revenue rose 200% compared to the first quarter of fiscal year 2013 and 20% compared to the fourth quarter of fiscal 2013. The growth in network revenue was due to an increase in unique visitors to our site, transition to Google’s industry-standard ad serving platform, an increase in the number of ad impression per page, the addition of new ad partners, and a focus on custom advertising solutions and mobile advertising products.

●

Unique visitors for the first quarter of fiscal year 2014 increased 38% to an average monthly 10.3 million versus 7.5 million as measured by Google Analytics in the first quarter of fiscal year 2013. This increase was driven largely by growth in referral traffic from social networks and other sites that direct traffic to Salon. Specifically, visits from social networks increased 140%, led by Twitter, which grew by 265%, Facebook, which grew by 187%, and Reddit, which grew by 64%.

●

Unique visitors declined 27% in the first quarter of fiscal year 2014 versus the fourth quarter of fiscal year 2013. This decline came after 6 consecutive quarters of sequential growth in average quarterly unique visitors, which peaked in the fourth quarter of fiscal year 2013. The peak traffic month was 5.7 million unique visitors in January 2013 as measured by Comscore. In April 2013, we terminated a content relationship with a third party that although bringing Salon significant traffic did not align with our company objectives. The third party content was low in social and mobile engagement and outside our high demographic profile thereby diluting our advertising opportunities. The termination of this relationship caused a decline in search traffic, resulting in a decline in overall traffic in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013, but has been offset by an increase in Salon.com only traffic during this time and a significant increase in social and mobile traffic and user engagement. In the first quarter of fiscal 2014, user engagement as measured by the bounce rate, as defined by a user leaving the site after one click, was reduced by 53% and overall time on the site increased by 27% compared to the March 2013 quarter. We believe the short-term reduction in traffic will be more than offset by stronger search, social and mobile results going forward.

●	Dave Daley stepped into the interim Editor-in-Chief role after the departure of Kerry Lauerman who held the Editor-in-Chief role since 2012.

●

Salon launched an Android mobile and tablet app at the end of April 2013, following its iPhone and iPad launch in fiscal year 2013. Mobile browser traffic increased 140% compared to the first quarter of fiscal 2013, and accounted for 33% of total traffic in the quarter, an increase from 30% in the fourth quarter of fiscal 2013.

●

Salon took steps to improve site engagement and community features on its site. Salon implemented a new Livefyre comments system on all article pages to increase usability, engagement and return visits. Salon increased its focus on comment moderation to encourage a high quality discussion with the goal of encouraging more users to join the conversation.

●

Salon significantly upgraded its security mechanisms, diversified server hosting distribution across data centers on multiple continents, and upgraded its database configuration resulting in improved site security, stability and performance.

●

Salon completed the simplification of its capital structure by increasing its authorized share capital so that there was sufficient Common Stock to exchange for all then outstanding related party advances, convertible notes, and certain accrued consulting fees as well as all but 1,075 shares of Preferred Stock, at an exchange price of $0.35 per share of Common Stock (the “Recapitalization”).

Sources of Revenue

The most significant portion of Salon’s revenues is derived from the sale of promotional space on its Website. The sale of promotional space is generally less than ninety days in duration. Advertising units sold include “rich media” streaming advertisements, as well as traditional banner and pop-up advertisements.

Salon also derives a portion of its net revenues from its Salon Premium subscription program. This source of revenue has been decreasing since Salon’s quarter ended December 31, 2004, when paid subscriptions peaked at approximately 89,100 and have since decreased to fewer than 8,000 as of June 30, 2013. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals were no longer accepted, in anticipation of winding down the Company’s subscription service in fiscal year 2014.

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

In accordance with Accounting Standards Codification (ASC) 718, “Stock Compensation” (ASC 718), Salon’s expenses include stock-based compensation expenses related to stock option and restricted stock grants to employees, non-employee Directors and consultants. These costs are included in the various departmental expenses.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon’s significant accounting policies are described in Note 2 to the consolidated financial statements of its Fiscal 2013 Annual Report. Salon believes accounting policies and estimates related to revenue recognition and stock-based compensation are the most critical to Salon’s financial statements. Future results may differ from current estimates if different assumptions or conditions were to prevail.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 94% and 79% of Salon’s revenues, respectively, for each of the three month periods ended June 30, 2013 and 2012. The duration of the advertisements is generally short-term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon’s obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Salon previously offered Salon Core, formerly known as Salon Premium, a pay-for-online content service, which provided unrestricted access to Salon’s content with or without banners, pop-ups or site pass advertisements, and often included free magazine subscriptions and other giveaways, as well as the ability to easily download content in text or PDF format, a convenience that enables readers to view Salon’s content when not connected to the Internet. Core offerings were broadened in October 2011, in an attempt to increase subscribers. The subscription duration for Salon Core was generally one year. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals were no longer accepted, in anticipation of winding down the Company’s subscription service in fiscal 2014.

Salon previously offered The Well as a monthly subscription service for access to on-line discussion forums until September 2012. Revenue was recognized ratably over the subscription period. The Well's declining subscriber base and aging technology led to a decision in June 2012 to restructure the service. As a result, The Well staff were laid off and current subscriptions were honored but not renewed upon expiration. On September 20, 2012, Salon entered into and consummated The Well Asset Sale.

Accounting for Stock-Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

Salon recognized stock-based compensation expense of $8,000 and $126,000 during the three months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, Salon had an aggregate of $30,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. Salon currently expects this stock compensation balance to be amortized as follows: $15,000 during the remainder of fiscal 2014; $9,000 during fiscal 2015; $4,000 during fiscal 2016 and $2,000 during fiscal 2017. The expected amortization reflects only outstanding stock option awards as of June 30, 2013 expected to vest. Salon expects to continue issuing stock-based awards to its employees in future periods.

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

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net revenues

Net revenues increased 43% to $1.2 million for the three months ended June 30, 2013 from $0.8 million for the three months ended June 30, 2012.

Advertising revenues increased 57% to $1.1 million for the three months ended June 30, 2013 from $0.7 million for the three months ended June 30, 2012. The increase in the current quarter stemmed primarily from a dramatic increase in network ad sales, which increased 200% to $0.6 million for the three months ended June 30, 2013 from $0.2 million for the three months ended June 30, 2012. Remnant ad sales captured approximately 55% of total advertising revenue, a 26% increase from the same quarter a year ago. The number of monthly unique Website visitors for the three months ended June 30, 2013 increased 38% to 10.3 million from 7.5 million for the same period last year, largely attributable to the Company’s efforts to expand and enrich its original editorial content. Salon’s ability to increase the number of monthly unique Website visitors is a significant factor in Salon’s strategy to attract additional advertisers on the Website. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Core subscription revenues decreased 86% to $0.01 million for the three months ended June 30, 2013 from $0.07 million for the three months ended June 30, 2012. The decrease is directly attributed to a continued decline in subscribers as the Company no longer is accepting new subscriptions and renewals as of June 2012, in anticipation of winding down the Company’s subscription service in fiscal 2014.

Revenues from all other sources were immaterial for each of the three month periods ended    June 30, 2013 and June 30, 2012.

Production and content

Production and content expenses decreased 13% to $0.8 million for the three months ended    June 30, 2013 from $0.9 million for the three months ended June 30, 2012. The $0.1 million decrease primarily resulted from eliminating costs associated with Salon Studio and The Well.

Sales and marketing

Sales and marketing expenses remained relatively flat at $0.4 million for the three months ended June 30, 2013 from a year ago. The minimal 4% decrease stemmed primarily from marketing personnel reduction savings offset by other sales recruitment costs.

Information Technology Support

Technology expenses increased 37% to $0.4 million for the three months ended June 30, 2013 from $0.3 million for the three months ended June 30, 2012. The increase stemmed primarily from costs associated with an increase in technology personnel and consulting fees for technology enhancements.

General and administrative

General and administrative expenses for the three months ended June 30, 2013 decreased 38% to $0.3 million, compared to $0.4 million for the three months ended June 30, 2012. The $0.2 million decrease resulted primarily from lower stock compensation costs offset by increases in legal and consulting costs associated with the Company’s Recapitalization and strategic studies.

Separation expenses

Salon did not incur any separation expenses for the three months ended June 30, 2013. Separation expenses were $0.2 million for the three months ended June 30, 2012, which consisted of one-time charges of approximately $0.2 million related primarily to the resignation of Salon’s former Chief Executive Officer, David Talbot, and former Chief Financial Officer, Norman Blashka, including $0.07 million in non-cash stock-based compensation from the accelerated vesting of options.

Interest expense

Interest expense for the three months ended June 30, 2013 decreased 85% to $0.01 million, compared to $0.06 million for the three months ended June 30, 2012. The decrease is primarily attributed to interest on convertible notes that was converted into shares of Common Stock in the Company’s Recapitalization.

Liquidity and capital resources

            Net cash used in operations was approximately $0.9 million for the three months ended June 30, 2013. The principal uses of cash during the three months ended June 30, 2013 were to fund the $0.7 million net loss for the period and a $0.3 million increase in accounts receivable, partially offset by a minimal decrease in accounts payable and other liabilities, and various immaterial non-cash items. The accounts receivable, net as of June 30, 2013 of $1.1 million, representing primarily advertising sales during the period, are expected to be collected within the next four months.

Net cash used in investing activities was immaterial during each of the three month periods ended June 30, 2013 and 2012.

Net cash provided by financing activities was $0.9 million for the three months ended June 30, 2013 and $1.8 million for the three months ended June 30, 2012. Net cash for both periods primarily reflects cash advances from related parties.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2014 anticipates continued but reduced operating losses. Salon estimates it will require approximately $1.6 million in additional funding to meet its operating needs for the balance of its fiscal year. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. During the current and previous fiscal years, Salon has relied on funding from related parties, whom in fiscal 2014, through August 14, 2013 provided $1.28 million in cash advances. The Company remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with outside advisors in its efforts to obtain such funding. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings and other strategic alternatives, both internal and external, on commercially reasonable terms, if at all.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes Salon’s contractual obligations as of June 30, 2013, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$413	$278	$135	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	227	227	-	-	-
Related party advances	1,031	1,031	-	-	-
Total	$2,671	$2,536	$135	$-	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25%, which subjects Salon to interest rate risk. Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2014. As of June 30, 2013, Salon has $1.0 million plus accrued interest outstanding under this agreement, payable on demand. As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (June 30, 2013), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

 PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Salon’s business faces significant risks. The risks described below may not be the only risks Salon faces. Additional risks that are not yet known or that are currently immaterial may also impair its business operations or have a negative impact on its stock price. If any of the events or circumstances described in the following risks actually occurs, its business, financial condition or results of operations could suffer, and the trading price of its Common Stock could decline. The Risk Factors set forth below have not materially changed from those included in our Fiscal 2013 Annual Report.

Salon has historically lacked significant revenues and has a history of losses

Salon has a history of significant losses and expects to incur a loss from operations, based on generally accepted accounting principles, for its fiscal year ending March 31, 2014 and potentially in future years. Even if Salon attains profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. If revenues grow slower than Salon anticipates or operating expenses exceed expectations, financial results will most likely be severely harmed and the ability of Salon to continue its operations will be seriously jeopardized.

Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2013, 2012, 2011 and 2010, included a “going-concern” audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about Salon’s ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the “going-concern” opinions, Salon’s stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

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

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions from related parties to fund operations. The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht. William Hambrecht is a Director and the father of Salon’s former CEO and current Interim Chief Financial Officer, Elizabeth Hambrecht. During the current fiscal year, through August 14, 2013 the Company’s Chairman has contributed $1.28 million in cash advances to fund Salon’s operations.

Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon’s cash availability and its ability to fund its operations.

Salon’s principal stockholders exercise a controlling influence over Salon’s business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

Approximately 59% of Salon’s voting securities is controlled, directly or indirectly by our Chairman, John Warnock, and approximately 22% is controlled directly or indirectly by William Hambrecht, a Director and the father of our interim Chief Financial Officer.  The Company remains dependent upon Mr. Warnock and Mr. Hambrecht for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. While all outstanding unsecured interest-free cash advances from Mr. Warnock and Mr. Hambrecht at February 28, 2013 were exchanged for Common Stock in the Company’s Recapitalization (described elsewhere in this Form 10-Q), Mr. Warnock has continued to make unsecured interest-free cash advances to the Company for operating expenses, which advances are are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

Future sales of significant number of shares of Salon’s Common Stock by principal stockholders could cause its stock price to decline

As Salon’s Common Stock is normally thinly traded, if Salon’s principal stockholders were to sell their shares of Common Stock, the per share price of Salon’s Common Stock may be adversely affected. Our Directors and Officers own approximately 64 million shares of Salon Common Stock.

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

Salon’s Preferred Stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over Common Stockholders if a liquidation event occurs

Salon’s Series C Preferred Stockholders have liquidation preferences over Common Stockholders of the first approximately $10 million in potential sales proceeds as of June 30, 2013, which includes the effect of undeclared dividends, if granted, of about $8 million. Salon has never declared a dividend and does not expect to declare a dividend in the future. If a liquidation event were to occur, and Preferred Stock dividends were declared, the holders of Preferred Stock would be entitled to the first $10 million of cash distributions, assuming the effect of undeclared dividends. If a liquidation event were to occur in excess of $10 million and if Preferred Stock dividends were to be declared, the holders of Preferred Stock would be entitled to receive a relatively larger distribution than the holders of Common Stock would be entitled to receive.

Salon has depended on advertising sales for much of its revenues, and its inability to maintain or increase advertising revenues could harm its business

Maintaining or increasing Salon’s advertising revenues depends upon many factors, including whether it will be able to:

●	successfully attract additional audience and Website visitors and increase brand awareness;

●	maintain a significant number of unique Website visitors and corresponding significant reach of Internet users;

●	successfully sell and market its Website or other rich media advertisements;

●	maintain a significant number of sellable impressions generated from Website visitors available to advertisers;

●	successfully sell and market its network to advertisers;

●	increase the dollar amount of the advertising orders it receives;

●	improve the technology for serving advertising on its Website;

●	handle temporary high volume traffic spikes to its Website;

●	accurately measure the number and demographic characteristics of its users; and

●	attract and retain key sales personnel.

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

Salon’s quarterly operating results are volatile and may adversely affect its Common Stock price

Salon’s future revenues and operating results, in accordance with Generally Accepted Accounting Principles (GAAP), are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside Salon’s control, and any of which could severely harm Salon’s business. These factors include:

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

Salon must promote the Salon brand to attract and retain users as well as advertisers and strategic partners

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

Salon must hire, integrate and/or retain qualified personnel to support its business plans

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

Salon’s technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website or reduced advertising revenues

Salon is constantly upgrading its technology to manage its Website and during the last year redesigned its Website homepage and vertical sections. In addition, it is creating technology for new products that Salon expects to launch during this fiscal year. If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery, its Website may not operate properly, which could harm Salon’s business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm Salon’s business. Moreover, complex software products such as its online publishing frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

We rely on third parties to provide the technologies necessary to deliver content, advertising, and services to our users, and any change in the licensing terms, costs, availability, or acceptance of these formats and technologies could adversely affect our business

We rely on third parties to provide the technologies that we use to deliver content, advertising, and services to our users. There can be no assurance that these providers will continue to license their technologies or intellectual property to us on reasonable terms, or at all. Providers may change the fees they charge users or otherwise change their business model in a manner that slows the widespread acceptance of their technologies. In order for our services to be successful, there must be a large base of users of the technologies to deliver our content, advertising, and services. We have limited or no control over the availability or acceptance of those technologies, and any change in licensing terms, costs, availability, or user acceptance of these technologies could adversely affect our business.

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

Salon’s Website must accommodate a high volume of traffic and deliver frequently updated information. It is possible that Salon will experience systems failures in the future and that such failures could harm its business. In addition, its users depend on Internet service providers, online service providers and other Website operators for access to its Website. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to its systems. Any of these system failures could harm Salon’s business.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

(a) Exhibits.

31.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Elizabeth Hambrecht, Interim Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of Elizabeth Hambrecht, Interim Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

SALON MEDIA GROUP, INC.

Dated: August 14, 2013	/s/ Cynthia Jeffers
Cynthia Jeffers
Chief Executive Officer

Dated: August 14, 2013	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht
Interim Chief Financial Officer