Form 10-Q
period 2013-09-30
SALON MEDIA GROUP INC
filed 2013-11-14
CIK 1084332

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [ X ]  No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the act.  Yes [ ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on November 1, 2013 was 76,245,442 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30, 2013	March 31, 2013 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17	$96
Accounts receivable, net of allowance of $60 and $62	1,392	720
Prepaid expenses and other current assets	200	318
Total current assets	1,609	1,134
Property and equipment, net	57	58
Other assets, principally deposits	97	107
Total assets	$1,763	$1,299
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	1,641	9,171
Accounts payable and accrued liabilities	1,158	1,128
Deferred revenues	-	15
Total current liabilities	3,799	11,314

Deferred rent	2	12
Total liabilities	3,801	11,326
Commitments and contingencies (See Note 6)

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 1,075 shares issued and outstanding at September 30, 2013 and 8,141 shares issued and outstanding at March 31, 2013 (liquidation value of $9,699 at September 30, 2013)	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,245,442 shares issued and outstanding at September 30, 2013 and 30,000,000 shares authorized, 29,573,265 shares issued and outstanding at March 31, 2013	76	30
Additional paid-in capital	115,520	106,408
Accumulated deficit	(117,634)	(116,465)
Total stockholders' deficit	(2,038)	(10,027)
Total liabilities and stockholders' deficit	$1,763	$1,299

(1)  Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Revenue, net	$1,563	$853	$2,760	$1,689

Operating expenses:
Production and content	856	747	1,666	1,681
Sales and marketing	489	369	904	802
Technology	378	349	758	627
General and administrative	311	221	582	658
Separation expenses	-	-	-	218
Total operating expenses	2,034	1,686	3,910	3,986

Loss from operations	(471)	(833)	(1,150)	(2,297)
Interest income (expense)	(10)	(69)	(19)	(128)
Loss from continuing operations	(481)	(902)	(1,169)	(2,425)
Income from discontinued operations	-	242	-	233
Net loss	$(481)	$(660)	$(1,169)	$(2,192)

Basic and diluted net loss per share
Loss from continuing operations	$(0.01)	$(0.27)	$(0.02)	$(0.74)
Income from discontinued operations	-	0.07	-	0.07
Net loss	$(0.01)	$(0.20)	$(0.02)	$(0.67)

Weighted average shares used in computing basic and diluted net loss per share	76,231	3,283	71,613	3,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss
Loss from continuing operations	$(1,169)	$(2,425)
Add income from discontinued operations	-	233
Total net loss	(1,169)	(2,192)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment, net	9	11
Depreciation	19	32
Bad debt expense and change in allowance for doubtful accounts	9	-
Stock-based compensation	49	138
Changes in assets and liabilities:
Accounts receivable	(681)	34
Prepaid expenses and other assets	128	28
Accounts payable, accrued liabilities and deferred rent	138	(552)
Deferred revenues	(15)	(85)
Net cash used in operating activities	(1,513)	(2,586)

Cash flows from investing activities:
Purchase of property and equipment	(27)	(22)
Purchase of intangible assets	-	(5)
Net cash used in investing activities	(27)	(27)

Cash flows from financing activities:
Proceeds from related party advances	1,461	2,550
Net cash provided by financing activities	1,461	2,550

Net cash provided by operating activities from discontinued operations	-	200

Net (decrease) increase in cash and cash equivalents	(79)	137
Cash and cash equivalents at beginning of period	96	130
Cash and cash equivalents at end of period	$17	$267

Supplemental schedule of non-cash financing activity:
Conversion of unsecured advances into common shares	$8,991	$-
Conversion of accounts payable into common shares	$118	$-

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

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's condensed consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2013, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the Securities and Exchange Commission on June 26, 2013. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the six month period ended September 30, 2013 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2014.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit as of September 30, 2013 of $117,634. In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2014.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2014 anticipates continued but reduced operating losses. Salon estimates it will require approximately $1,200 in additional funding to meet its operating needs for the balance of its fiscal year. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. During the current and previous fiscal years, Salon has relied on funding from related parties. In this fiscal year through November 14, 2013, the related parties have provided $2,011 in cash advances. Salon remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with its advisors in its efforts to obtain such funding, and explore strategic alternatives. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings or other strategic alternatives on commercially reasonable terms, if at all.

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

One customer accounted for approximately 11% of total revenue for the three months ended September 30, 2013, and one customer accounted for approximately 13% of total revenue for the three months ended September 30, 2012. One customer accounted for approximately 13% of total revenue for the six months ended September 30, 2013. No customer accounted for more than 10% of total revenue for the six months ended September 30, 2012. No customer accounted for more than 10% of total accounts receivable and one customer accounted for approximately 11% of total accounts receivable as of September 30, 2013 and 2012.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

A total of 3,018,347 stock options were granted during the quarter ended September 30.   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six months ended September 30,
	2013	2012
Risk-free interest rates	1.00%	0.40%
Expected term (in years)	4	4
Expected volatility	461%	459%
Dividend yield	0%	0%

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

As of September 30, 2013, the aggregate stock compensation remaining to be amortized to expense was $311. Salon expects this stock compensation balance to be amortized as follows: $75 during the remainder of fiscal 2014; $145 during fiscal 2015; $77 during fiscal 2016 and $14 during fiscal 2017. The expected amortization reflects outstanding stock option awards as of September 30, 2013 expected to vest.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The weighted average grant date fair value of the options granted under the Company’s stock plan as calculated using Black-Scholes option pricing model was $0.13 and $0.01 per share for the three months ended September 30, 2013 and September 30, 2012, respectively.  The weighted average grant date fair value of the options granted under the Company’s stock plan as calculated using the Black-Scholes option-pricing model was $0.13 and $0.01 per share for the six months ended September 30, 2013 and September 30, 2012, respectively.

Recapitalization

Salon has made significant progress in simplifying its capital structure and increasing its liquidity in an effort to make the Company a more compelling investment to current and new investors. With this goal in mind, at a meeting of the Board of Directors (“Board”) on February 1, 2013, the Board approved a private offering of Common Stock to the holders of its related party advances, convertible notes, certain accrued consulting fees and Preferred Stock in exchange for such related party advances, convertible notes, accrued consulting fees and Preferred Stock, at an exchange price of $0.35 per share of Common Stock (the “Recapitalization”). The primary purpose of this voluntary Recapitalization was to simplify the Company’s capital structure through the exchange of indebtedness and Preferred Stock, thereby increasing the Company’s potential to enter into capital transactions with new investors.  In addition, the Board believed that the Recapitalization offered holders a potentially more liquid asset in the form of the Company’s Common Stock and could also result in increased overall liquidity in the market for the Company’s Common Stock.

All of the holders of related party advances, accrued consulting fees and convertible notes and the holders of all outstanding Preferred Stock, other than the holders of 1,075 shares of Series C Preferred Stock, agreed to participate in the Recapitalization which resulted in an aggregate 72.9 million shares of Common Stock being issued, as described below.

Outstanding convertible notes plus interest at February 28, 2013 were approximately $3,504, all of which was exchanged for an aggregate of 10,012,372 shares of Common Stock.  Outstanding related party advances at February 28, 2013, including accrued consulting fees of $158, were approximately $12,146, all of which was exchanged for an aggregate of 34,704,102 shares of Common Stock. All the outstanding 9,404 shares of Preferred Stock (other than 1,075 shares of Series C) at February 28, 2013 were exchanged for an aggregate of 28,158,852 shares of Common Stock. These shares were issued as described in the following two paragraphs.

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

Due to an insufficient number of Common Stock authorized as of February 28, 2013 to complete the issuances under the Recapitalization, a special meeting of the stockholders of the Company was held on April 18, 2013, at which Company Stockholders voted to increase the authorized Common Stock of the Company from 30 million to 150 million shares. Following this vote and the filing of a Certificate of Amendment to the Company's Restated Certificate of Incorporation with the Delaware Secretary of State to effect the increase in the number of authorized shares of common stock from 30 million to 150 million shares, the remaining 75% of the balance of related party advances and accrued consulting fees as of February 28, 2013 was exchanged for an aggregate of 26,028,108 shares of Common Stock and all the 7,066 shares of Preferred Stock held by affiliates as of February 28, 2013 was exchanged for an aggregate of 20,556,569 shares of Common Stock.

 SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss, have been made to the previously issued condensed consolidated financial statements to conform to the current period presentation.

2.	Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination accounted for under the purchase method. Goodwill is not amortized but is tested for impairment annually during the Company’s fourth quarter, or when events and circumstance occur indicating that the asset might be impaired.  In connection with the sale of “The Well” in September 2012, the goodwill balance was written off in determining the gain from discontinued operations. As such, Salon has no goodwill as of September 30, 2013.

3.	Borrowing Agreements

Short-term Borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%. Salon’s obligations under this agreement are guaranteed in their entirety by Salon’s Chairman. The line of credit has been fully drawn as of September 30, 2013. Deutsche Bank Securities may demand repayment of amounts borrowed at any time. Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment. As of September 30, 2013, accrued interest on short-term borrowings totaled $236.

As of September 30, 2013 and 2012, the weighted-average interest rate on the Company’s short-term borrowings was 3.7% and 3.0%, respectively.

Related Party Advances

During the six months ended September 30, 2013 and 2012, Salon has received unsecured, interest-free cash advances totaling $1,461 and $2,550, respectively, to fund operations from its Chairman. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

All such cash advances from the Chairman and other related party investors cumulative through February 28, 2013, totaling approximately $12,000, were converted on March 1, 2013 into shares of Common Stock in the Recapitalization.

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

 SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of September 30, 2013, Salon has no outstanding convertible notes and does not anticipate entering into similar debt instruments during its fiscal year ending March 31, 2014.

4.	Stock Option Plans

Salon has certain equity incentive plans as described in Note 8, “Employee Stock Option Plan,” of the notes to consolidated financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

The following table summarizes activity under Salon’s plans for the three months ended September 30, 2013:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of March 31, 2013	4,201,000	$0.18
Options granted under all plans	3,018,000	$0.13
Exercised	(88,000)	$0.01
Expired and forfeited	(432,000)	$0.14
Outstanding at September 30, 2013	6,699,000	$0.16	$157,000
Exercisable at September 30, 2013	2,972,000	$0.23	$63,000
Vested and expected to vest	4,626,000	$0.16	$101,000

A total of 3,018,000 option shares were awarded during the six months ended September 30, 2013. A total of 1,457,000 option shares were awarded during the six months ended September 30, 2012. The weighted-average fair value of options vested during each of the six month periods ended September 30, 2013 and 2012 was $0.06 per share and $0.36 per share, respectively. Approximately 88,000 options were exercised during the six months ended September 30, 2013.

Salon recognized stock-based compensation expense of $49 and $138 during the six months ended September 30, 2013 and 2012, respectively.

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

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended September 30		Six Months Ended September 30
	2013	2012	2013	2012
Numerator:
Loss from continuing operations attributable to common stockholders	$(481)	$(902)	$(1,169)	$(2,425)
Income from discontinued operations	-	242	-	233
Net loss attributable to common stockholders	$(481)	$(660)	$(1,169)	$(2,192)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	76,231,000	3,283,000	71,613,000	3,283,000

Basic and diluted net loss per share
Loss from continuing operations	$(0.01)	$(0.27)	$(0.02)	$(0.74)
Profit from discontinued operations	-	0.07	-	0.07
Net loss	$(0.01)	$(0.20)	$(0.02)	$(0.67)
Antidilutive securities including options, warrants and convertible notes and preferred stock not included in net loss per share calculation	7,796,000	17,905,000	7,796,000	17,905,000

6.	Commitments and Contingencies

On October 17, 2012, Salon signed a new office lease agreement to relocate its San Francisco headquarters to 870 Market Street, Suite 528, San Francisco, California. The three-year lease for approximately 2,405 square feet in space, commenced on December 1, 2012 and will terminate on November 30, 2015.

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

 SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following summarizes Salon’s office lease commitments and short-term borrowings as of September 30, 2013:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years

Corporate office	$189	$86	$103	$-
San Francisco, net of sublease	40	40	-	-
New York	95	95	-	-
Los Angeles	11	11	-	-
Total operating leases	335	232	103	-
Short-term borrowing	1,000	1,000	-	-
Interest on short-term borrowing	236	236	-	-
Related party advances	1,641	1,641	-	-
Total	$3,212	$3,109	$103	$-

7.	Preferred Stock

The conversion rate and common equivalent shares of Salon’s Preferred Stock as of September 30, 2013 are as follows:

		Per share
Preferred Stock	Shares Outstanding	Purchase Price	Conversion Rate	Common Equivalent Shares
Series C	1,075	$800	0.785	1,096,676
Total	1,075			1,096,676

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

In event of a liquidation, the holders of the Series C Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of Common Stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of September 30, 2013, no dividend has been declared to the holders of Preferred Stock.

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

If, after payment has been made to the holders of Common Stock and holders of Preferred Stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of Common Stock and the holders of Series C Preferred Stock, based on the number of shares of Common Stock then held by them and issuable upon conversion of the Series C Preferred Stock then held by them. Based on available information, Salon estimates that the holders of Series C Preferred Stock account for approximately 6% of stockholders on an as converted basis.

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

The aggregate liquidation preferences of all Preferred Stockholders as of September 30, 2013 were $1,720 excluding the effect of undeclared dividends, and $9,699 including the effect of undeclared dividends. Salon has never declared a dividend and does not expect to declare a dividend in the future.

Neither the Series C Preferred Stock nor the underlying shares of Common Stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

8.	Discontinued Operations

The Well's declining subscriber base and aging technology led to a decision to restructure the service.  As a result, in May 2012, The Well’s staff was laid off and current subscriptions were honored and renewed through September 20, 2012, the date of the sale of the Well. All future cash inflows were thus eliminated. During the six months ended September 30, 2013, The Well has ceased to be part of the Company’s continuing operations and its financial results are reported under discontinued operations.

	Three Months Ended September 30		Six Months Ended September 30
	2013	2012	2013	2012
Net revenues	$-	$42	$-	$120
Operating expenses	-	-	-	87
Gain on Sale	-	200	-	200
Income (loss) from discontinued operations, net of tax	$-	$242	$-	$233

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

On September 20, 2012, Salon completed an Asset Sale Agreement by and between the Company and The Well Group, Inc., a California corporation, as reported on the Company’s Form 8-K filed on September 25, 2012. Pursuant to this Asset Sale Agreement, the Company sold to The Well Group, Inc., for a purchase price of $400, those assets of the Company related to “The Well,” an online discussion forum, including, without limitation (i) the domain name “well.com” and all associated URLs, (ii) certain contracts and agreements with certain third parties, including member agreements and (iii) other property and materials as are required to operate the business as a going concern.

9.	Subsequent Events

From October 1, 2013 through November 14, 2013, the Company received unsecured interest-free cash advances totaling $550 from its Chairman.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) including, but not limited to, statements regarding our strategy, plans, objectives, expectations, forecasts, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources. In this report, the words “anticipates,” “believes,” “expects,” “estimates,” “forecast,” “projection,” “future,” and similar expressions identify forward-looking statements. Although Salon Media Group, Inc. (“Salon” or the “Company”) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, Salon gives no assurance those plans, intentions or expectations will be achieved. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth in this “Management's Discussion and Analysis of Financial Conditions and Results of Operations” and in Risk Factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, Salon assumes no obligation to update any forward-looking statements as circumstances change.

This Management’s Discussion and Analysis of Finanical Condition and Results of Operations and other parts of this Form 10-Q should be considered in conjunction with the audited consolidated financial statements, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31,2013 (the “Fiscal 2013 Annual Report”) filed with the Securities and Exchange Commission. Matters of interest therein include, but are not limited to, Salon’s disclosure of critical accounting policies.

Overview

Salon is an online news and social networking company and an Internet publishing pioneer. Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment. Committed to interactivity, the Website also hosts an online community, Open Salon, a social network for bloggers. In editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

Salon believes that its original, award-winning content allows Salon to attract and retain users who are more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its Website a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online.

Salon has a history of significant losses and expects to incur a loss from operations, based on generally accepted accounting principles, for its fiscal year ending March 31, 2014 and potentially for future years. Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2013, 2012, 2011 and 2010, included a “going-concern” audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about Salon’s ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the “going-concern” opinions, Salon’s stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Strategic Review.

We continue to focus our efforts on growing revenue by expanding our product and reach. Our expansion is underpinned by a focus on editorial excellence, investigative reporting, and breaking news; innovative, custom-built advertising solutions that align with what Salon users are looking for; and, site enhancements to improve the user experience across desktop, tablet and mobile.

Highlights from Second Quarter Fiscal Year 2014

●

Net revenues rose 83% to $1.6 million in the second quarter of fiscal year 2014 versus $0.9 million in the same period in the prior year, and grew 31% compared to $1.2 million in the first quarter of fiscal year 2013. The increase in revenue was a result of growth in advertising revenues, in particular from an improvement in advertising sold by Salon’s internal advertising sales team.

●

Salon’s total advertising revenue in the second quarter of fiscal year 2014 was $1.4 million, an increase of 75% compared to $0.8 million in the second quarter of fiscal year 2013, and a 27% increase over $1.1 million in the first quarter of fiscal year 2014. Direct ad sales in the second quarter of fiscal year 2014 improved substantially over the first quarter of fiscal year 2014, growing 82%. Salon aims to continue to improve its advertising offering to attract new advertisers and attract new sales categories. We believe the launch of new advertising units and custom-built ad integrations, such as a sponsored video display unit, slideshows, social media feeds, and sponsored content for our advertisers, has been integral to the increase in advertising revenues. Also, the launch of a new content vertical focused on sustainability and environmental issues has increased advertiser-friendly content on the Website.

●

Unique visitors for the second quarter of fiscal year 2014 increased 8% compared to the second quarter of fiscal year 2013, and were consistent with the first quarter of fiscal year 2014, according to data compiled by Google Analytics. Unique visitors as measured by Comscore increased 2.5% compared to the second quarter of fiscal year 2013, but declined 13% compared to the first quarter of fiscal year 2014. The difference between the two sources is that Comscore uses a panel method for counting unique visitors rather than the tagging technology used by Google.

●

Unique visitors in the second quarter of fiscal 2013 included traffic to an affiliated website that has since been shut down. Excluding the traffic from the affiliated website, unique visitors to the Salon.com website in the second quarter of fiscal year 2014 increased 67% compared to the second quarter of fiscal year 2013, pointing to consistent growth in readership at the core brand.

●

Our traffic has experienced a significant shift to mobile readers. In the second quarter of fiscal year 2014, we had over 19 million visits on mobile devices, including tablets, which was an increase of 20% over the first quarter of fiscal year 2014, and a 78% increase over the same period the prior year. Excluding tablets, Salon had 13.6 million visits, which was an increase of 27% over the first quarter of fiscal year 2014, and a 90% increase over the second quarter of fiscal year 2013. As mobile browser is now 40% of Salon’s traffic, all advertising products are developed for mobile as well as for desktop and laptop.

●

Social media referral traffic grew 9% in the second quarter of fiscal year 2014 versus the first quarter of fiscal year 2014, and 88% compared to the same period in the prior year. Facebook continues to be the largest social media referral, and continued to grow at a robust rate of 83% versus the same period in fiscal year 2013, and 9% compared to the first quarter of fiscal year 2014. We also saw rapid growth in referrals from Twitter, with an increase of 152% compared to the second quarter of fiscal 2013 and 19% compared to the first quarter of fiscal 2014.

●

Salon has placed a greater focus on improving quality of comments on stories and related discussion on social media to make Salon a platform for discussion and debate. A new comments system was launched in June 2013, and a community manager and moderation team has been added in recent months to drive better informed discussions within the community. This has resulted in an 85% increase in comments in July-August, compared to May-June. We believe that increases in comments will help drive greater traffic leading to higher ad revenue.

●

Since January 2013, Salon has launched new editorial content verticals in Business, Technology and Sustainability. In just nine months, readership in these three content verticals has grown strongly and these sections have been instrumental in attracting an increase in advertisers on our Website.

●

We have also continued to put significant efforts into our site development through our technology team. In the past quarter, we have implemented a new navigation design, and upgraded the appearance of the site while maximizing our advertising potential. We have completed a Search Engine Optimization audit, and implemented changes that have resulted in an improved performance of our search engine traffic. We have added optimized re-circulation units on the site to offer more relevant content to the reader. We have also continued to upgrade our security mechanisms, diversified server hosting distribution across data centers on multiple continents, and upgraded our database configuration resulting in improved site security, stability, performance, speed and uptime.

Sources of Revenue

The most significant portion of Salon’s revenues is derived from the sale of promotional space on its Website. The sale of promotional space is generally less than ninety days in duration. Advertising units sold include “rich media” streaming advertisements, as well as traditional banner and pop-up advertisements.

Salon also derives a small portion of its net revenues from its Salon Premium subscription program. This source of revenue has been decreasing since Salon’s quarter ended December 31, 2004, when paid subscriptions peaked at approximately 89,100 and have since decreased to fewer than 8,000 as of September 30, 2013. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals were no longer accepted, in anticipation of winding down the Company’s subscription service in July 2014.

In June 2012, Salon refocused its strategy on its core Salon.com website, and made the decision to restructure and eliminate certain non-core initiatives.  As a result, Salon laid-off The Well staff associated with its online discussion forum. On September 20, 2012, Salon entered into and completed The Well Asset Sale.

Salon also generates nominal revenue from the licensing of content that previously appeared in Salon’s Website, from traffic referrals for third party Websites, for hosting links to a third party’s personals/dating Websites, and from operating its emerging e-commerce activities.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon’s significant accounting policies are described in Note 2 to the consolidated financial statements of its Fiscal 2013 Annual Report. Salon believes accounting policies and estimates related to revenue recognition and stock-based compensation are the most critical to Salon’s financial statements. Future results may differ from current estimates if different assumptions are used or different conditions were to prevail.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 93% and 89% of Salon’s revenues, respectively, for the six month periods ended September 30, 2013 and 2012. The duration of the advertisements is generally short-term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon’s obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

Salon previously offered The Well as a monthly subscription service for access to online discussion forums until September 2012. Revenue was recognized ratably over the subscription period. The Well's declining subscriber base and aging technology led to a decision in June 2012 to restructure the service. As a result, The Well staff were laid off and current subscriptions were honored but not renewed upon expiration. On September 20, 2012, Salon entered into and consummated The Well Asset Sale.

Accounting for Stock-Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

Salon recognized stock-based compensation expense of $49,000 and $138,000 during the six months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, Salon had an aggregate of $311,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. Salon currently expects this stock compensation balance to be amortized as follows: $75,000 during the remainder of fiscal 2014; $145,000 during fiscal 2015; $77,000 during fiscal 2016 and $14,000 during fiscal 2017. The expected amortization reflects only outstanding stock option awards as of September 30, 2013 expected to vest. Salon expects to continue issuing stock-based awards to its employees in future periods.

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

Results of Operations for the Three and Six Months Ended September 30, 2013 Compared to the Three and Six Months Ended September 30, 2012

Net revenue

Net revenue increased 83% to $1.6 million for the three months ended September 30, 2013 from $0.9 million for the three months ended September 30, 2012. Net revenue increased 63% to $2.8 million for the six months ended September 30, 2013 from $1.7 million for the six months ended September 30, 2012.

Advertising revenues increased 75% to $1.4 million for the three months ended September 30, 2013 from $0.8 million for the three months ended September 30, 2012. The increase in the current quarter stemmed primarily from a dramatic increase in ad sales sold directly by Salon’s ad sales team (“direct advertising”), which increased 125% to $0.9 million for the three months ended September 30, 2013 from $0.4 million for the three months ended September 30, 2012. Direct advertising sales captured approximately 64% and 50% of total advertising revenue for the three months ended September 30, 2013 and 2012, respectively. Advertising sold through by third party ad networks such as Google (“Remnant ad sales”) captured approximately 36% of total advertising revenue, consistent with the same three month period a year ago.

Advertising revenues increased 73% to $2.6 million for the six months ended September 30, 2013 from $1.5 million for the six months ended September 30, 2012. The increase in the current quarter stemmed primarily from a substantial increase in remnant ad sales, which increased 120% to $1.1 million for the six months ended September 30, 2013 from $0.5 million for the six months ended September 30, 2012. Remnant ad sales captured approximately 42% of total advertising revenue, a 9% increase from the same six month period a year ago.

The number of average monthly unique Website visitors for the three months ended September 30, 2013 increased approximately 11% to 10.3 million from 9.3 million for the same period last year. The number of average monthly unique Website visitors for the six months ended September 30, 2013 increased approximately 23% to 10.3 million from 8.4 million for the same period last year. These increases are largely attributable to the Company’s efforts to expand and enrich its original editorial content. Salon’s ability to increase the number of monthly unique Website visitors is a significant factor in Salon’s strategy to attract additional advertisers on the Website. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Core subscription revenues were immaterial for the three months ended September 30, 2013 and decreased approximately 80% to $0.02 million for the six months ended September 30, 2013 from $0.1 million for the same period last year. The decreases were directly attributed to a continued decline in subscribers as the Company no longer accepted new subscriptions and renewals as of June 2012, in anticipation of winding down the Company’s subscription service in July 2014.

Revenues from all other sources grew from immaterial for each of the three and six month periods ended September 30, 2012 to $0.1 million and $0.2 million respectively for the same periods ended September 30, 2013. The increases were attributed to increases in content recirculation revenue.

Production and content

Production and content expenses increased 15% to $0.9 million for the three months ended September 30, 2013 from $0.7 million for the three months ended September 30, 2012. The $0.1 million increase primarily resulted from costs of new ad serving services and site enhancements partially offset by savings associated with the discontinuation of Salon Studio and The Well. Production and content expenses remained relatively flat at $1.7 million for the six months ended September 30, 2013 from a year ago.

Sales and marketing

Sales and marketing expenses increased 33% to $0.5 million for the three months ended September 30, 2013 from $0.4 million for the three months ended September 30, 2012. The $0.1 million increase was mainly attributable to earned commissions from increased sales. Sales and marketing expenses were $0.9 million for the six months ended September 30, 2013, compared to $0.8 million for the six months ended September 30, 2012.  The $0.1 million or 13% increase was primarily attributable to earned commissions from increased sales.

Technology

Technology expenses remained relatively flat at $0.4 million for the three months ended September 30, 2013 from a year ago. Technology expenses increased 21% from a year ago to $0.8 million for the six months ended September 30, 2013, compared to $0.6 million for the six months ended September 30, 2012.  The $0.1 million increase was attributable to increased headcount from a year ago.

General and administrative

General and administrative expenses increased 41% to $0.3 million for the three months ended September 30, 2013 from $0.2 million a year ago. The $0.1 million increase primarily resulted from higher stock compensation costs and consultant fees, partially offset by savings from headquarter lease costs. General and administrative expenses for the six months ended September 30, 2013 were approximately $0.6 million and remained relatively flat from a year ago.

Separation expenses

Salon did not incur any separation expenses for the three and six months ended September 30, 2013 and for the three months ended September 30, 2012. Separation expenses were $0.2 million for the six months ended September 30, 2012, which consisted of one-time charges of approximately $0.2 million related primarily to the resignation of Salon’s former Chief Executive Officer and former Chief Financial Officer, including $0.07 million in non-cash stock-based compensation from the accelerated vesting of options.

Interest expense

Interest expense for the three months ended September 30, 2013 decreased 86% to $0.01 million, compared to $0.07 million for the three months ended September 30, 2012. Interest expense for the six months ended September 30, 2013 decreased 85% to $0.02 million, compared to $0.13 million for the six months ended September 30, 2012. These decreases were primarily attributable to less interest on convertible notes that were converted into shares of Common Stock in the Company’s Recapitalization.

Liquidity and capital resources

Net cash used in operations was approximately $1.5 million for the six months ended September 30, 2013. The principal uses of cash during the six months ended September 30, 2013 were to fund the $1.2 million net loss for the period and $0.7 million increase in accounts receivable, partially offset by various working capital and immaterial non-cash items. The accounts receivable, net as of September 30, 2013 of $1.4 million, representing primarily advertising sales during the period, are expected to be collected within the next four months.

Net cash used in investing activities was immaterial during each of the six month periods ended September 30, 2013 and 2012.

Net cash provided by financing activities was $1.5 million for the six months ended September 30, 2013 and $2.6 million for the six months ended September 30, 2012. Net cash for both periods primarily reflects cash advances from related parties.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2014 anticipates continued but reduced operating losses. Salon estimates it will require approximately $1.2 million in additional funding to meet its operating needs for the balance of its fiscal year. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. During the current and previous fiscal years, Salon has relied on funding from related parties. In this fiscal year through November 14, 2013, the related parties have provided $2,011 in cash advances. Salon remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with its advisors in its efforts to obtain such funding, and explore strategic alternatives. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings or other strategic alternatives on commercially reasonable terms, if at all.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes Salon’s contractual obligations as of September 30, 2013:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$335	$232	$103	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	236	236	-	-	-
Related party advances	1,641	1,641	-	-	-
Total	$3,212	$3,109	$103	$-	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which subjects Salon to interest rate risk. Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2014. As of September 30, 2013, Salon has $1.0 million plus accrued interest outstanding under this agreement, payable on demand. As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (September 30, 2013), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Salon has relied on related parties for significant investment capital

Salon has been relying on cash infusions from related parties to fund operations. The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht. William Hambrecht is a Director and the father of Salon’s former CEO and current Interim Chief Financial Officer, Elizabeth Hambrecht. During the current fiscal year, through November 14, 2013, the Company’s Chairman has contributed approximately $2.0 million in cash advances to fund Salon’s operations.

Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon’s cash availability and its ability to fund its operations.

Salon’s principal stockholders exercise a controlling influence over Salon’s business affairs and may make business decisions with which non-principal stockholders disagree and may affect the value of their investment

Approximately 58% of Salon’s voting securities is controlled, directly or indirectly by our Chairman, John Warnock, and approximately 22% is controlled directly or indirectly by William Hambrecht, a Director and the father of our interim Chief Financial Officer. The Company remains dependent upon Mr. Warnock and Mr. Hambrecht for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. While all outstanding unsecured interest-free cash advances from Mr. Warnock and Mr. Hambrecht at February 28, 2013 were exchanged for Common Stock in the Company’s Recapitalization (described elsewhere in this Form 10Q), Mr. Warnock has continued to make unsecured interest-free cash advances to the Company for operating expenses, which advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

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

Salon’s Preferred Stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over Common Stockholders in the event of a liquidation event

Salon’s Series C Preferred Stockholders have liquidation preferences over Common Stockholders of the first approximately $10 million in potential sales proceeds as of September 30, 2013, which includes the effect of undeclared dividends, if granted, of about $8 million. If a liquidation event were to occur, and Preferred Stock dividends were declared, the holders of Preferred Stock would be entitled to the first $10 million of cash distributions. If a liquidation event were to occur in excess of $10 million and if Preferred Stock dividends were to be declared, the holders of Preferred Stock would be entitled to receive a relatively larger distribution than the holders of Common Stock would be entitled to receive.

Salon has depended on advertising sales for much of its revenues, and its inability to maintain or increase advertising revenues could harm its business

Maintaining or increasing Salon’s advertising revenues depends upon many factors, including whether it will be able to:

●	attract additional audience and Website visitors and increase brand awareness;

●	maintain a significant number of unique Website visitors and corresponding significant reach of Internet users;

●	sell and market its Website or other rich media advertisements;

●	maintain a significant number of sellable impressions generated from Website visitors available to advertisers;

●	sell and market its network to advertisers;

●	increase the dollar amount of the advertising orders it receives;

●	improve the technology for serving advertising on its Website;

●	handle temporary high volume traffic spikes to its Website;

●	accurately measure the number and demographic characteristics of its users; and

●	attract and retain key sales personnel.

Hackers may attempt to penetrate Salon’s security system; online security breaches could harm its business

Consumer and supplier confidence in Salon’s Website depends on maintaining relevant security features. Security breaches also could damage its reputation and expose it to a risk of loss or litigation. Experienced programmers or “hackers” have penetrated sectors of our systems and Salon expects that these attempts will continue to occur from time to time. To our knowledge, there has been no outward harm to Salon as a result of hacking attempts. Because a hacker who is able to penetrate network security could misappropriate proprietary information or cause interruptions in our products and services, Salon may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, Salon may not have a timely remedy against a hacker who is able to penetrate its network security. Such security breaches could materially affect Salon. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose it to significant liability. Salon’s insurance policies may not be adequate to reimburse us for losses caused by security breaches. Salon also faces risks associated with security breaches affecting third parties with whom it has relationships.

With a volatile share price, Salon may be the target of securities litigation, which is costly and time-consuming to defend

In the past, following periods of market volatility in the price of a company’s securities, security holders have instituted class action litigation. Salon’s share price has in the past experienced price volatility, and may continue to do so in the future. Many companies have been subjected to this type of litigation. If the market value of our Common Stock experiences adverse fluctuations and it becomes involved in this type of litigation, regardless of the merits or outcome, Salon could incur substantial legal costs and its management’s attention could be diverted, causing its business, financial condition and operating results to suffer. To date, Salon has not been subjected to such litigation.

Salon’s quarterly operating results are volatile and may adversely affect its Common Stock price

Salon’s future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside Salon’s control, and any of which could severely harm Salon’s business. These factors include:

●	Salon’s ability to attract and retain advertisers and subscribers;

●	Salon’s ability to attract and retain a large number of users;

●	our ability to increase referrals from our social media presence;

●	the introduction of new Websites, services or products by Salon or by its competitors;

●	the timing and uncertainty of Salon’s advertising sales cycles;

●	the mix of advertisements sold by Salon or its competitors;

●	economic and business cycles;

●	Salon’s ability to attract, integrate and retain qualified personnel;

●	technical difficulties or system downtime affecting the Internet generally or the operation of Salon’s Website; and

●	the amount and timing of operating costs.

Due to the factors noted above and the other risks discussed in this section and throughout this Form 10-Q, one should not rely on quarter-to-quarter comparisons of Salon’s results of operations as an indication of future performance. It is possible that some future periods’ results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of its Common Stock may decline.

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

Our success depends on our key personnel, including our executive officers, and the loss of key personnel, including our Chief Executive Officer, could disrupt our business

Our success greatly depends on the continued contributions of our senior management and other key sales, marketing and operations personnel. While we have employment agreements with some key management, these employees may voluntarily terminate their employment at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. We do not have key person insurance policies in place for these employees.

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

We rely on third parties to provide the technologies necessary to deliver content, advertising and services to our users, and any change in the licensing terms, costs, availability, or acceptance of these formats and technologies could adversely affect our business

We rely on third parties to provide the technologies that we use to deliver content, advertising, and services to our users. There can be no assurance that these providers will continue to license their technologies or intellectual property to us on reasonable terms, or at all. Providers may change the fees they charge users or otherwise change their business model in a manner that slows the widespread acceptance of their technologies. In order for our services to be successful, there must be a large base of users of the technologies to deliver our content, advertising, and services. We have limited or no control over the availability or acceptance of those technologies, and any change in licensing terms, costs, availability, or user acceptance of these technologies could adversely affect our business.

Salon may be held liable for content or third party links on its Website or content distributed to third parties

As a publisher and distributor of content over the Internet, including user-generated content, links to third party Websites that may be accessible through Salon.com, or content that includes links or references to a third party’s Website, Salon.com faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature, content or ownership of the material that is published on or distributed from its Website. These types of claims have been brought, sometimes successfully, against online services, Websites and print publications in the past. Other claims may be based on errors or false or misleading information provided on linked Websites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on links to sexually explicit Websites. Although Salon carries general liability and media insurance, its insurance may not be adequate to indemnify Salon for all liabilities imposed. Any liability that is not covered by its insurance or is in excess of its insurance coverage could severely harm its financial condition and business. Implementing measures to reduce its exposure to these forms of liability may require Salon to spend substantial resources and limit the attractiveness of Salon’s service to users.

Salon’s systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

Salon’s Website “” and content management system run on cloud computing hosted by Amazon Web Services, which are in a facility in Herndon, Virginia. Any disruption of Amazon’s cloud computing platform could result in a service outage. Salon’s Open Salon Website “open.salon.com” and content management system is located in a facility in Sacramento, California that has been extensively retrofitted to withstand a major earthquake.  Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in its services.  Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting Salon’s Website and could cause advertisers to terminate any agreements with Salon. In addition, Salon could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, Salon’s business could be harmed. Salon’s insurance policies may not adequately compensate it for losses that may occur due to any failures of or interruptions in its systems. Salon does not presently have a formal disaster recovery plan.

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

SALON MEDIA GROUP, INC.

Dated: November 14, 2013	/s/ Cynthia Jeffers
Cynthia Jeffers Chief Executive Officer

Dated: November 14, 2013	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht Interim Chief Financial Officer