Form 10-Q
period 2013-12-31
SALON MEDIA GROUP INC
filed 2014-02-14
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Yes [ ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 1, 2014 was 76,245,442 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31, 2013	March 31, 2013 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$280	$96
Accounts receivable, net of allowance of $60 and $62	1,810	720
Prepaid expenses and other current assets	172	318
Total current assets	2,262	1,134
Property and equipment, net	53	58
Other assets, principally deposits	97	107
Total assets	$2,412	$1,299
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	2,591	9,171
Accounts payable and accrued liabilities	1,114	1,128
Deferred revenues	-	15
Total current liabilities	4,705	11,314

Deferred rent	3	12
Total liabilities	4,708	11,326
Commitments and contingencies (See Note 5)

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 1,075 shares issued and outstanding at December 31, 2013 and 8,141 shares issued and outstanding at March 31, 2013 (liquidation value of $9,717 at December 31, 2013 and $21,803 at March 31, 2013)	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,245,442 shares issued and outstanding at December 31, 2013 and 30,000,000 shares authorized, 29,573,265 shares issued and outstanding at March 31, 2013	76	30
Additional paid-in capital	115,561	106,408
Accumulated deficit	(117,933)	(116,465)
Total stockholders' deficit	(2,296)	(10,027)
Total liabilities and stockholders' deficit	$2,412	$1,299

(1)Derived from the Company’s audited consolidated financial statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Revenue, net	$1,877	$1,032	$4,637	$2,721

Operating expenses:
Production and content	887	833	2,553	2,514
Sales and marketing	473	349	1,377	1,151
Technology	377	340	1,135	967
General and administrative	430	244	1,012	902
Separation expenses	-	-	-	218
Total operating expenses	2,167	1,766	6,077	5,752

Loss from operations	(290)	(734)	(1,440)	(3,031)
Interest expense, net	(9)	(72)	(28)	(200)
Loss from continuing operations	(299)	(806)	(1,468)	(3,231)
Income from discontinued operations	-	-	-	233
Net loss	$(299)	$(806)	$(1,468)	$(2,998)

Basic and diluted net loss per share
Loss from continuing operations	$(0.00)	$(0.25)	$(0.02)	$(0.98)
Income from discontinued operations	-	-	-	0.07
Net loss	$(0.00)	$(0.25)	$(0.02)	$(0.91)

Weighted average shares used in computing basic and diluted net loss per share	76,245	3,283	73,163	3,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss
Loss from continuing operations	$(1,468)	$(2,998)
Less income from discontinued operations	-	233
Total net loss	(1,468)	(3,231)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment, net	9	9
Bad debt expense and change in allowance for doubtful accounts	9	-
Depreciation	27	45
Stock-based compensation	90	146
Accrued interest on convertible notes payable	-	233
Changes in assets and liabilities:
Accounts receivable	(1,099)	61
Prepaid expenses and other assets	156	(53)
Accounts payable, accrued liabilities and deferred rent	95	(551)
Deferred revenues	(15)	(128)
Net cash used in operating activities	(2,196)	(3,469)

Cash flows from investing activities:
Purchase of property and equipment	(31)	(23)
Purchase of intangible assets	-	(5)
Proceeds from asset sales	-	2
Net cash used in investing activities	(31)	(26)

Cash flows from financing activities:
Proceeds from related party advances	2,411	3,370
Net cash provided by financing activities	2,411	3,370

Net cash provided by operating activities from discontinued operations	-	200

Net increase in cash and cash equivalents	184	75
Cash and cash equivalents at beginning of period	96	130
Cash and cash equivalents at end of period	$280	$205

Supplemental schedule of non-cash financing activity:
Conversion of accrued interest into convertible notes payable	$-	$233
Conversion of unsecured advances into common shares	$8,991	$-
Conversion of accounts payable into common shares	$118	$-

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

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's condensed consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2013, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the Securities and Exchange Commission on June 26, 2013. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the nine month period ended December 31, 2013 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2014.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of December 31, 2013 of $117,933. In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2014.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2014 anticipates continued but reduced operating losses. Salon estimates it will require approximately $400 in additional funding to meet its operating needs in the quarter ending March 2014. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. During the current and previous fiscal years, Salon has relied on funding from related parties. In this fiscal year through February 14, 2014, Salon’s chairman has provided $2,511 in cash advances. Salon remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with its advisors in its efforts to obtain such funding, and explore strategic alternatives. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings or other strategic alternatives on commercially reasonable terms, if at all.

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

One customer accounted for approximately 10% of total revenue for the three months ended December 31, 2013, and one customer accounted for approximately 12% of total revenue for the three months ended December 31, 2012. One customer accounted for approximately 11% of total revenue for the nine months ended December 31, 2013. No customer accounted for more than 10% of total revenue for the nine months ended December 31, 2012. No customer accounted for more than 10% of total accounts receivable as of December 31, 2013 and three customers accounted for approximately 38% of total accounts receivable as of December 31, 2012.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

No stock options were granted during the quarter ended December 31, 2013. The fair value of each option grant in previous quarters was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended December 31,
	2013	2012
Risk-free interest rates	1.00%	0.41%
Expected term (in years)	4	4
Expected volatility	461%	460%
Dividend yield	0%	0%

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

As of December 31, 2013, the aggregate stock compensation remaining to be amortized to expense was $283. Salon expects this stock compensation balance to be amortized as follows: $38 during the remainder of fiscal 2014; $150 during fiscal 2015; $80 during fiscal 2016 and $15 during fiscal 2017. The expected amortization reflects outstanding stock option awards as of December 31, 2013 expected to vest.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

No stock options were granted during the quarter ended December 31, 2013. The weighted average grant date fair value of the options granted under the Company’s stock plan as calculated using Black-Scholes option pricing model was $0.06 per share for the three months ended December 31, 2012. The weighted average grant date fair value of the options granted under the Company’s stock plan as calculated using the Black-Scholes option-pricing model was $0.13 and $0.01 per share for the nine months ended December 31, 2013 and 2012, respectively.

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

On March 1, 2013, 25% of related party advances and accrued consulting fees of approximately $12,146 as of February 28, 2013 were exchanged for an aggregate of 8,676,034 shares of Common Stock and all convertible notes plus interest of $3,504 and Preferred Stock holdings of non-affiliates (other than 1,075 shares of Series C of Preferred Stock) were exchanged for an aggregate of 17,614,655 shares of Common Stock. This issuance of shares represented substantially all of the available authorized Common Stock.

Due to an insufficient number of Common Stock authorized as of February 28, 2013 to complete the issuances under the Recapitalization, a special meeting of the stockholders of the Company was held on April 18, 2013, at which Company stockholders voted to increase the authorized Common Stock of the Company from 30 million to 150 million shares. Following this vote and the filing of a Certificate of Amendment to the Company's Restated Certificate of Incorporation with the Delaware Secretary of State to effect the increase in the number of authorized shares of common stock from 30 million to 150 million shares, the remaining 75% of the balance of related party advances and accrued consulting fees as of February 28, 2013 was exchanged for an aggregate of 26,028,108 shares of Common Stock and all the 7,066 shares of Preferred Stock held by affiliates as of February 28, 2013 were exchanged for an aggregate of 20,556,569 shares of Common Stock.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss or total assets, have been made to the previously issued condensed consolidated financial statements to conform to the current period presentation.

2.       Borrowing Agreements

Short-term Borrowings

In May 2007, Salon finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000 at a rate of prime less 0.25%. Salon’s obligations under this agreement are guaranteed in their entirety by Salon’s Chairman. The line of credit has been fully drawn as of December 31, 2013. Deutsche Bank Securities may demand repayment of amounts borrowed at any time. Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment. As of December 31, 2013, accrued interest on short-term borrowings totaled $247.

As of December 31, 2013 and 2012, the weighted-average interest rate on the Company’s short-term borrowings was 3.6% and 3.0%, respectively.

Related Party Advances

During the nine months ended December 31, 2013 and 2012, Salon has received unsecured, interest-free cash advances totaling $2,411 and $3,370, respectively, to fund operations from its Chairman. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

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

As of December 31, 2013, Salon has no outstanding convertible notes and does not anticipate entering into similar debt instruments during its fiscal year ending March 31, 2014.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

3.       Stock Option Plans

Salon has an equity incentive plan as described in Note 8, “Employee Stock Option Plan,” of the notes to consolidated financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

The following table summarizes activity under Salon’s plan for the nine months ended December 31, 2013:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of March 31, 2013	4,201,000	$0.18
Options granted under all plans	3,018,000	$0.13
Exercised	(88,000)	$0.01
Expired and forfeited	(478,000)	$0.14
Outstanding at December 31, 2013	6,653,000	$0.16	$1,949,000
Vested at December 31, 2013	3,399,000	$0.21	$825,000
Vested and expected to vest	5,062,000	$0.16	$1,301,000

A total of 3,018,000 option shares were awarded during the nine months ended December 31, 2013. A total of 1,542,000 option shares were awarded during the nine months ended December 31, 2012. The weighted-average fair value of options vested during each of the nine month periods ended December 31, 2013 and 2012 was $0.07 per share and $0.30 per share, respectively. Approximately 88,000 options were exercised during the nine months ended December 31, 2013.

Salon recognized stock-based compensation expense of $90 and $146 during the nine months ended December 31, 2013 and 2012, respectively.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4.       Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common stock and common stock equivalents outstanding during the period, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Numerator:
Loss from continuing operations attributable to common stockholders	$(299)	$(806)	$(1,468)	$(3,231)
Income from discontinued operations	-	-	-	233
Net loss attributable to common stockholders	$(299)	$(806)	$(1,468)	$(2,998)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	76,245,000	3,283,000	73,163,000	3,283,000

Basic and diluted net loss per share
Loss from continuing operations	$-	$(0.25)	$(0.02)	$(0.98)
Profit from discontinued operations	-	-	-	0.07
Net loss	$-	$(0.25)	$(0.02)	$(0.91)

Antidilutive securities including options, warrants and convertible notes and preferred stock not included in net loss per share calculation	7,750,000	16,839,000	7,750,000	16,839,000

5.     Commitments and Contingencies

On October 17, 2012, Salon signed a new office lease agreement to relocate its San Francisco headquarters to 870 Market Street, Suite 528, San Francisco, California. The three-year lease for approximately 2,405 square feet in space, commenced on December 1, 2012 and will terminate on November 30, 2015.

On October 3, 2012, the Company signed a sublease agreement with a third party to occupy its existing office space located at 101 Spear Street, Suite 203, San Francisco, California, covering approximately 8,623 square feet. The sublease commenced on December 1, 2012 and will terminate on February 28, 2014. The sublease is co-terminus with existing obligations.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following summarizes Salon’s office lease commitments and short-term borrowings as of December 31, 2013:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years

Corporate office	$168	$86	$82	$-
San Francisco, net of sublease	16	16	-	-
New York	67	67	-	-
Los Angeles	7	7	-	-
Total operating leases	258	176	82	-
Short-term borrowing	1,000	1,000	-	-
Interest on short-term borrowing	247	247	-	-
Related party advances	2,591	2,591	-	-
Total	$4,096	$4,014	$82	$-

6.     Preferred Stock

The conversion rate and common equivalent shares of Salon’s Preferred Stock as of December 31, 2013 are as follows:

		Per share		Common
Preferred Stock	Shares Outstanding	Purchase Price	Conversion Rate	Equivalent Shares
Series C	1,075	$800	0.785	1,096,676
Total	1,075			1,096,676

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

In event of a liquidation, the holders of the Series C Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of Common Stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of December 31, 2013, no dividend has been declared to the holders of Preferred Stock.

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

The aggregate liquidation preferences of all Preferred Stockholders as of December 31, 2013 were $1,720 excluding the effect of undeclared dividends, and $9,717 including the effect of undeclared dividends. Salon has never declared a dividend and does not expect to declare a dividend in the future.

Neither the Series C Preferred Stock nor the underlying shares of Common Stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

7.     Discontinued Operations

The Well's declining subscriber base and aging technology led to a decision to restructure the service.  As a result, in May 2012, The Well’s staff was laid off and current subscriptions were honored and renewed through September 20, 2012, the date of the sale of the Well. All future cash inflows were thus eliminated. During the nine months ended December 31, 2012, The Well ceased to be part of the Company’s continuing operations and its financial results were reported under discontinued operations.

	Three Months Ended December 31		Nine Months Ended December 31
	2013	2012	2013	2012
Net revenues	$-	$-	$-	$120
Operating expenses	-	-	-	87
Gain on Sale	-	-	-	200
Income (loss) from discontinued operations, net of tax	$-	$-	$-	$233

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

8.     Subsequent Events

From January 1, 2014 through February 14, 2014, the Company received unsecured interest-free cash advances totaling $100 from its Chairman.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) including, but not limited to, statements regarding our strategy, plans, objectives, expectations, forecasts, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, on-line advertising, market performance, subscription service plans, and revenue sources. In this report, the words “anticipates,” “believes,” “expects,” “estimates,” “forecast,” “projection,” “future,” and similar expressions identify forward-looking statements. Although we believe our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we give no assurance those plans, intentions or expectations will be achieved. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth in this “Management's Discussion and Analysis of Financial Conditions and Results of Operations” and in “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, Salon assumes no obligation to update any forward-looking statements as circumstances change.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q should be considered in conjunction with the audited consolidated financial statements, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “Fiscal 2013 Annual Report”) filed with the Securities and Exchange Commission. Matters of interest therein include, but are not limited to, our disclosure of critical accounting policies.

Overview

Salon is an online news and social networking company and an Internet publishing pioneer. Salon’s award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written Weblogs about politics, technology, culture and entertainment. Committed to interactivity, the Website also hosts a social network for bloggers called Open Salon, and supports an active commenting system that allows readers to respond to content. In editorial product Salon balances two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

Salon believes that its original, award-winning content allows Salon to attract and retain users who are more affluent, better educated and more likely to make online purchases than typical Internet users. Salon believes its user profile makes its Website a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online.

Salon has a history of significant losses and expects to incur a loss from operations, based on generally accepted accounting principles, for its fiscal year ending March 31, 2014 and potentially for future years. Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2013, 2012, and 2011, included a “going-concern” audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about Salon’s ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the “going-concern” opinions, Salon’s stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

We continue to focus our efforts on growing revenue by expanding our product and reach. Our expansion is underpinned by a focus on editorial excellence, investigative reporting, and breaking news; innovative, custom-built advertising solutions that align with what Salon users are looking for; and site enhancements to improve the user experience across desktop, tablet and mobile.

Since January 2013, Salon has launched new editorial content verticals in Business, Technology and Sustainability, and a new content vertical focused on the theme of Innovation will launch in February 2014. Since launch, readership in Business, Technology and Sustainability content verticals has grown strongly and these sections have been instrumental in attracting an increase in advertisers on our Website.

Highlights from Quarter ended December 31, 2013

●

Net revenues rose 82% to $1.9 million in the quarter ended December 31, 2013 versus $1.0 million in the same period in the prior year, and grew 20% compared to $1.6 million in the quarter ended September 30, 2013. The increase in revenue was a result of growth in advertising revenues, driven mostly by a continued improvement in advertising sold by Salon’s internal advertising sales team.

●

Salon’s total advertising revenue in the quarter ended December 31, 2013 was $1.8 million, an increase of 80% compared to $1.0 million in the same period in the prior year, and a 29% increase over $1.4 million in the quarter ended September 30, 2013. Direct ad sales in the quarter ended December 31, 2013 improved substantially over the same quarter in the prior year, increasing by 175% to $1.1 million. The growth in direct advertising sales was a result of an increase in the average size of advertising campaigns run on our site, as well as the addition of several new advertising clients who had not advertised on Salon in the past. We believe the launch of new advertising units and custom-built ad integrations, such as a sponsored video display unit, slideshows, social media feeds, and sponsored content for our advertisers, has been integral to our ability to increase the size of advertising contracts and to attract new advertisers. Also, the launch of a new content vertical focused on sustainability and environmental issues has increased advertiser-friendly content on the Website.

●

Unique visitors to the Salon.com Website during the December 2013 quarter decreased 3% compared to the same period the prior year due to termination of a content partnership in April 2013, but increased 12% compared with the quarter ended September 30, 2013, according to data compiled by Google Analytics. Excluding the traffic from the affiliated website, unique visitors to the Salon.com website in the quarter ended December 2013 increase 43% compared to the December 2012 quarter, pointing to consistent growth in readership at the core brand. Unique visitors as measured by Comscore increased 13% compared to the quarter ended September 30, 2013, and no comparable data was available for the December quarter 2012 as the Comscore data is a new measurement that includes mobile traffic and is available only since July 2013. The difference between the two sources is that Comscore uses a panel method for counting unique visitors rather than the tagging technology used by Google.

●

Our traffic has continued to experience a significant shift to mobile readers, which in December 2013 accounted for 48% of our unique visitors. During the quarter ended December 2013, we had over 24 million visits on mobile devices, including tablets, which was an increase of 32% over the September 2013 quarter, and a 60% increase over the same period the prior year. During the quarter ended December 2013, a shift continued toward reading the site on mobile phones, which accounted for 74% while tablets were 26% of total mobile traffic, which compared to the December 2012 quarter when mobile phones were 68% and tablets 32% of total mobile traffic. As mobile browsers are now half of Salon’s traffic, all advertising products, including the launch of high impact mobile-optimized ad units in the December 2013 quarter, site features and backend systems are developed for mobile. Likewise, in order to support our mobile customers, we have implemented major user experience upgrades for both Android and iOS users.

●

Traffic growth was also fueled by social media referral traffic, which grew 18% in the December 2013 quarter versus the September 2013 quarter, and 64% compared to the December 2012 quarter. Facebook continues to be the largest social media referral, with Facebook referrals increasing 123% in the December 2013 quarter versus the December 2012 quarter, and 44% compared to the September 2013 quarter. We saw a doubling of Facebook referrals from September to December 2013, partly as a result of the increase in our mobile traffic.

●

We have focused on improving the quality of our comments and commenting platform and to make Salon a platform for discussion and debate. A new comments system was launched in June 2013, and a community manager and moderation team were added to drive better informed discussions within the community. In the December quarter we established a 24/7/365 moderation team, and achieved a 50% increase in comment volume, according to our comment platform provider Livefyre.

●

We have also continued to put significant efforts into our site development through our technology team. In the December 2013 quarter, we (i) moved to a new Content Delivery Network, improving our reliability, page response times, site responsiveness, and speed to publish; (ii) upgraded our security mechanisms; (iii) completed our move to diversified server hosting across data centers on multiple continents, greatly improving site security, stability, performance, speed and uptime; (iv) continued to improve the mobile experience, for both the mobile browser, and the native applications, by introducing higher-impact ad sizes, and features intended to boost engagement; and (v) undertook several projects as part of advertising campaigns, including the creation of custom content modules, landing pages, and high-impact site takeovers.

Sources of Revenue

The most significant portion of Salon’s revenues is derived from the sale of promotional space on its Website. The sale of promotional space is generally less than ninety days in duration. Advertising units sold include “rich media” streaming advertisements, “sponsored content” where an advertiser underwrites certain editorial offerings, as well as traditional banner and pop-up advertisements.

Salon previously derived a portion of its net revenues from its Salon Premium subscription program. This source of revenue has declined since Salon’s quarter ended December 31, 2004, when paid subscriptions peaked at approximately 89,100. As of June 2012, the costs associated with maintaining the subscription program were higher than the revenues generated, so new subscriptions and renewals were no longer accepted, and the Company’s subscription service will terminate in July 2014.

In June 2012, Salon refocused its strategy on its core Salon.com Website, and made the decision to restructure and eliminate certain non-core initiatives.  As a result, Salon laid-off The Well staff associated with its online discussion forum. On September 20, 2012, Salon sold The Well assets (see note 8 to the unaudited financial statements).

Salon also generates revenue from the licensing of content that previously appeared in Salon’s Website, from traffic referrals for third party Websites, and for hosting links to third party’s personals/dating Websites.

Expenses

Production and content expenses consist primarily of salaries and related expenses for Salon’s editorial, artistic, and production staff, online communities’ staff, payments to freelance writers and artists, bandwidth costs associated with serving pages and hosting our online communities on our Website, and ad serving costs.

Sales and marketing expenses consist primarily of salaries, commissions and related personnel costs, travel, and other costs associated with Salon’s sales force, and business development efforts. It also includes advertising, promotions and other marketing expenses.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon’s significant accounting policies are described in Note 2 to the consolidated financial statements in its Fiscal 2013 Annual Report. Salon believes accounting policies and estimates related to revenue recognition and stock-based compensation are the most critical to Salon’s financial statements. Future results may differ from current estimates if different assumptions are used or different conditions were to prevail.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 93% and 90% of Salon’s revenues, respectively, for the nine months ended December 31, 2013 and 2012. The duration of the advertisements is generally short-term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon’s obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Salon previously offered Salon Premium, a pay-for-online content service, which provided unrestricted access to Salon’s content without banners, pop-ups or site pass advertisements, and often included free magazine subscriptions and other giveaways, as well as the ability to easily download content in text or PDF format, a convenience that enabled readers to view Salon’s content when not connected to the Internet. Premium offerings were broadened in October 2011, in an attempt to increase subscribers. The subscription duration for Salon Premium was generally one year. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals were no longer accepted and the Company’s subscription service will terminate in July 2014.

Salon previously offered The Well as a monthly subscription service for access to online discussion forums until September 2012. Revenue was recognized ratably over the subscription period. The Well's declining subscriber base and aging technology led to a decision in June 2012 to restructure the service. As a result, The Well staff were laid off and current subscriptions were honored but not renewed upon expiration. On September 20, 2012, Salon sold The Well assets.

Accounting for Stock-Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

Salon recognized stock-based compensation expense of $90,000 and $146,000 during the nine months ended December 31, 2013 and 2012, respectively. As of December 31, 2013, Salon had an aggregate of $283,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. Salon currently expects this stock compensation balance to be amortized as follows: $38,000 during the remainder of fiscal 2014; $150,000 during fiscal 2015; $80,000 during fiscal 2016 and $15,000 during fiscal 2017. The expected amortization reflects only outstanding stock option awards as of December 31, 2013 expected to vest. Salon expects to continue issuing stock-based awards to its employees in future periods.

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

Results of Operations for the Three and Nine Months Ended December 31, 2013 Compared to the Three and Nine Months Ended December 31, 2012

Net revenue

Net revenue increased 82% to $1.9 million for the three months ended December 31, 2013 from $1.0 million for the three months ended December 31, 2012. Net revenue increased 70% to $4.6 million for the nine months ended December 31, 2013 from $2.7 million for the nine months ended December 31, 2012.

Advertising revenues increased 80% to $1.8 million for the three months ended December 31, 2013 from $1.0 million for the three months ended December 31, 2012. The increase in the current period stemmed primarily from a substantial increase in ads sold by Salon internal advertising team, which increased 175% to $1.1 million for the three months ended December 31, 2013 from$0.4 million for the three months ended December 31, 2012 Direct ad sales captured approximately 61% and 40% of total advertising revenue for the three months ended December 31, 2013 and 2012, respectively.

Advertising revenues increased 72% to $4.3 million for the nine months ended December 31, 2013 from $2.5 million for the nine months ended December 31, 2012. The increase in the current period stemmed primarily from a substantial increase in ads sold by Salon internal advertising sales team, which increased 86% to $2.6 million for the nine months ended December 31, 2013 from $1.4 million for the nine months ended December 31, 2012. Direct ad sales captured approximately 60% of total advertising revenue, compared to 56% during the same nine month period a year ago.

The number of average monthly unique Website visitors for the three months ended December 31, 2013 decreased approximately 3% to 11.5 million from 11.8 million for the same period last year, as the result of a termination of a content partnership in April 2013. The number of average monthly unique Website visitors for the nine months ended December 31, 2013 increased approximately 13% to 10.7 million from 9.5 million for the same period last year. Excluding the traffic from the affiliated website, unique visitors to the Salon.com website in the quarter ended December 2013 increase 43% compared to the December 2012 quarter, pointing to consistent growth in readership at the core brand. These increases are largely attributable to the Company’s efforts to expand and enrich its original editorial content. Salon’s ability to increase the number of monthly unique Website visitors is a significant factor in Salon’s strategy to attract additional advertisers on the Website. Increasing the number of unique Website visitors is critical to Salon, as they facilitate the generation of ad impressions sold to advertisers.

Salon Premium subscription revenues were immaterial for the three months ended December 31, 2013 and decreased approximately 90% to $0.02 million for the nine months ended December 31, 2013 from $0.2 million for the same period last year. The decreases were directly attributable to a continued decline in subscribers as the Company no longer accepted new subscriptions and renewals as of June 2012, and the Company’s subscription service will terminate in July 2014.

Revenues from all other sources grew from an immaterial amount for each of the three and nine month periods ended December 31, 2012 to $0.1 million and $0.3 million, respectively, for the same periods ended December 31, 2013. The increases were attributable to increases in referral fees revenue.

Expenses

Production and content

Production and content expenses increased 6% to $0.9 million for the three months ended December 31, 2013 from $0.8 million for the three months ended December 31, 2012. The $0.1 million increase primarily resulted from costs of new ad serving services and site enhancements partially offset by savings associated with the discontinuation of Salon Studio video production in May 2012. Production and content expenses remained essentially flat at $2.6 million for the nine months ended December 31, 2013 from a year ago.

Sales and marketing

Sales and marketing expenses increased 36% to $0.5 million for the three months ended December 31, 2013 from $0.3 million for the three months ended December 31, 2012. The $0.1 million increase was mainly attributable to earned commissions from increased sales. Sales and marketing expenses were $1.4 million for the nine months ended December 31, 2013, compared to $1.2 million for the nine months ended December 31, 2012.  The $0.2 million or 20% increase was primarily attributable to earned commissions from increased sales.

Technology

Technology expenses remained relatively flat at $0.4 million for the three months ended December 31, 2013 from the prior year period. Technology expenses increased 17% from the prior year period to $1.1 million for the nine months ended December 31, 2013, compared to $1.0 million for the nine months ended December 31, 2012.  The $0.2 million increase was attributable to increased headcount from the prior year period.

General and administrative

General and administrative expenses increased 76% to $0.4 million for the three months ended December 31, 2013 from $0.2 million in the prior year period. The $0.2 million increase primarily resulted from higher stock compensation costs and consultant fees, partially offset by savings from headquarter lease costs. General and administrative expenses for the nine months ended December 31, 2013 increased 12% to $1.0 million from $0.9 million a year ago.

Separation expenses

Salon did not incur any separation expenses for the three and nine months ended December 31, 2013 and for the three months ended December 31, 2012. Separation expenses were $0.2 million for the nine months ended December 31, 2012, which consisted of one-time charges of approximately $0.2 million related primarily to the resignations of Salon’s former Chief Executive Officer and former Chief Financial Officer, including $0.07 million in non-cash stock-based compensation from the accelerated vesting of options.

Interest expense

Interest expense for the three months ended December 31, 2013 was immaterial, compared to $0.07 million for the three months ended December 31, 2012. Interest expense for the nine months ended December 31, 2013 decreased 86% to $0.03 million, compared to $0.2 million for the nine months ended December 31, 2012. These decreases were primarily attributable to less interest on convertible notes, which were converted into shares of Common Stock in the Company’s Recapitalization.

Liquidity and capital resources

Net cash used in operations was approximately $2.2 million for the nine months ended December 31, 2013. The principal uses of cash during the nine months ended December 31, 2013 were to fund the $1.5 million net loss for the period and $1.1 million increase in accounts receivable, partially offset by various working capital and immaterial non-cash items. The accounts receivable, net as of December 31, 2013 of $1.8 million, representing primarily advertising sales during the period, are expected to be collected within the next four months. Net cash used in investing activities was immaterial during each of the nine month periods ended December 31, 2013 and 2012.

Net cash provided by financing activities was $2.4 million for the nine months ended December 30, 2013 and $3.4 million for the nine months ended December 31, 2012. Net cash for both periods primarily reflects cash advances from related parties.

The Company’s operating forecast for the remainder of the fiscal year ending March 31, 2014 anticipates continued but reduced operating losses. Salon estimates it will require approximately $0.4 million in additional funding to meet its operating needs for the balance of its fiscal year. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. During the current and previous fiscal years, Salon has relied on funding from related parties. In this fiscal year through February 14, 2014, Salon’s chairman has provided $2,511 in cash advances and at February 14, 2014, total advances made by related party was $2,691. Salon remains dependent upon its two largest stockholders for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. The Company is working with its advisors in its efforts to obtain such funding, and explore strategic alternatives. However, Salon does not currently have an agreement in place to provide any financing, and there is no certainty that Salon will be able to enter into definitive agreements for additional financings or other strategic alternatives on commercially reasonable terms, if at all.

Off-Balance-Sheet Arrangements

Salon has no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes Salon’s contractual obligations as of December 31, 2013:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$258	$176	$82	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	247	247	-	-	-
Related party advances	2,591	2,591	-	-	-
Total	$4,096	$4,104	$82	$-	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million at a rate of prime less 0.25% which subjects Salon to interest rate risk. Salon feels that the risk of a rate change is not material as Salon contemplates having a maximum of only $1.0 million of variable rate debt outstanding during its fiscal year ending March 31, 2014. As of December 31, 2013, Salon had $1.0 million plus accrued interest outstanding under this agreement, payable on demand. As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (December 31, 2013), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Salon has relied on related parties for significant investment capital

Salon has relied on cash infusions from related parties to fund operations for many years. The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht. William Hambrecht is a Director and the father of Salon’s former CEO and current Interim Chief Financial Officer, Elizabeth Hambrecht. During the current fiscal year, through February 14, 2014, the Company’s Chairman has made approximately $2.5 million in cash advances to fund Salon’s operations.

Curtailment of cash investments and borrowing guarantees by related parties could detrimentally impact Salon’s cash availability and its ability to fund its operations.

Salon’s principal stockholders exercise a controlling influence over Salon’s business affairs and may make business decisions with which non-principal stockholders disagree, which may affect the value of non-principal stockholders’ investments

Approximately 58% of Salon’s voting securities is controlled, directly or indirectly by our Chairman, John Warnock, and approximately 22% is controlled directly or indirectly by William Hambrecht, a Director and the father of our Interim Chief Financial Officer. The Company remains dependent upon Mr. Warnock and Mr. Hambrecht for continued financial support while it seeks external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. While all outstanding unsecured interest-free cash advances from Mr. Warnock and Mr. Hambrecht at February 28, 2013 were exchanged for Common Stock in the Company’s Recapitalization (described elsewhere in this Form 10-Q), Mr. Warnock has continued to make unsecured interest-free cash advances to the Company for operating expenses, which advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

Salon depends on advertising sales for almost all of its revenues, and its inability to maintain or increase advertising revenues could harm its business

Maintaining or increasing Salon’s advertising revenues depends upon many factors, including whether it will be able to:

●	attract additional Website visitors and increase brand awareness;

●	maintain a significant number of unique Website visitors and corresponding significant reach of Internet users;

●	sell and market its Website or other rich media advertisements;

●	maintain a significant number of sellable impressions generated from Website visitors available to advertisers;

●	increase the dollar amount of the advertising orders it receives;

●	improve the technology for serving advertising on its Website;

●	handle temporary high volume traffic spikes to its Website;

●	accurately measure the number and demographic characteristics of its users; and

●	attract and retain key sales personnel.

The Salon.com Website has significant competition for advertising, which may adversely affect our advertising revenues.

The Salon.com Website faces substantial competition for advertising revenues from numerous other Websites, most of which are larger and more well known, including major portals such as Yahoo and AOL, major search engines such as Google and Bing, major social networks such as Facebook, Twitter and LinkedIn, and major online media publications such as CNN.com, MSNBC, The Huffington Post, The New York Times, and The Washington Post. Salon also competes with many smaller news and politics–oriented Websites for staff, audience and ad sales. Competition from these Websites affects our ability to attract and retain advertisers and visitors and could adversely affect our advertising revenues.

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

Salon relies on significant referral traffic from social media Websites such as Google and Facebook, and if that traffic drops our business could be harmed, causing its revenue to decline

The growth in traffic from social media Websites such as Facebook and Google has increased Salon’s dependence on these traffic sources. Salon currently deploys its own technology to optimize Search Engine traffic, and promote links from social media sites such as Facebook. Salon will need to continue to invest and innovate to improve its users’ experience to attract, retain and expand its user base. If Salon is unable to continue to attract traffic from these social media Websites, its business could be harmed, causing revenue to decline.

Hackers may attempt to penetrate Salon’s security system and online security breaches could harm its business

Consumer and supplier confidence in Salon’s Website depends on maintaining relevant security features. Security breaches also could damage its reputation and expose it to a risk of loss or litigation. Experienced programmers or “hackers” have penetrated sectors of our systems and Salon expects that these attempts will continue to occur from time to time. To our knowledge, there has been no outward harm to Salon as a result of hacking attempts. Because a hacker who is able to penetrate network security could misappropriate proprietary information or cause interruptions in our products and services, Salon may have to expend significant capital and resources to protect against or to alleviate problems caused by hackers. Additionally, Salon may not have a timely remedy against a hacker who is able to penetrate its network security. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose it to significant liability. Salon’s insurance policies may not be adequate to reimburse us for losses caused by security breaches. Salon also faces risks associated with security breaches affecting third parties with whom it has relationships.

Salon’s technology development efforts may not be successful in improving the functionality of its network, which could result in reduced traffic on its Website or reduced advertising revenues

Salon is constantly upgrading its technology to manage its Website and during the last year redesigned its Website homepage and vertical sections. In addition, it is creating iteratively built technology for new products that Salon launches on an on-going basis. If these systems do not work as intended, or if Salon is unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery, its Website may not operate properly, which could harm Salon’s business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm Salon’s business. Moreover, complex software products such as its online publishing frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although Salon has tested and will continue to test its systems, errors or deficiencies may be found in these systems that may adversely impact its business.

Salon may be required to expend significant resources to protect its intellectual property rights or to defend claims of infringement by third parties, and if Salon is not successful it may lose rights to use significant material or be required to pay significant fees

Salon’s success and ability to compete are significantly dependent on its proprietary content. Salon relies exclusively on copyright law to protect its content. While Salon actively takes steps to protect its proprietary rights, these steps may not be adequate to prevent the infringement or misappropriation of its content, which could severely harm its business. Salon also licenses content from various freelance providers and other third-party content providers. While Salon attempts to ensure that such content may be freely licensed to it, other parties may assert claims of infringement against it relating to such content.

Salon may need to obtain licenses from others to refine, develop, market and deliver new services. Salon may not be able to obtain any such licenses on commercially reasonable terms or at all or rights granted pursuant to any licenses may not be valid and enforceable.

In April 1995, Salon acquired the Internet address www.salon.com. Because www.salon.com is the address of the main home page to its Website and incorporates Salon’s name, it is a vital part of its intellectual property assets. Salon does not have a registered trademark on the address, and therefore it may be difficult for it to prevent a third party from infringing on its intellectual property rights to the address. If Salon fails to adequately protect its rights to the Website address, or if a third party infringes its rights to the address, or otherwise dilutes the value of www.salon.com, its business could be harmed.

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

We rely on third parties to provide the technologies necessary to deliver content, advertising and services to our users, and any change in the licensing terms, costs, availability, or acceptance of these formats and technologies could adversely affect our business

We rely on third parties to provide the technologies that we use to deliver content, advertising, and services to our users. Furthermore, Salon’s Website “salon.com” and content management system run on cloud computing hosted by Amazon Web Services. There can be no assurance that these providers will continue to license their technologies or intellectual property to us on reasonable terms, or at all. Providers may change the fees they charge users or otherwise change their business model in a manner that slows the widespread acceptance of their technologies. In order for our services to be successful, there must be a large base of users of the technologies to deliver our content, advertising, and services. We have limited or no control over the availability or acceptance of those technologies, and any change in licensing terms, costs, availability, or user acceptance of these technologies could adversely affect our business.

Salon’s systems may fail due to natural disasters, telecommunications failures and other events over which Salon has no control, any of which would limit user traffic and adversely affect Salon’s revenues and business

Salon’s Website “salon.com” and content management system run on cloud computing hosted by Amazon Web Services. While Salon has sought to diversify essential infrastructure in physically widely distributed data centers on multiple continents, any disruption of Amazon’s cloud computing platform could result in a service outage. While Salon’s Open Salon Website “open.salon.com” and content management system is located in a facility in Sacramento, California that has been extensively retrofitted to withstand a major earthquake, there is no assurance that such retrofitting will be sufficient. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in its services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting Salon’s Website and could cause advertisers to terminate any agreements with Salon. In addition, Salon could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, Salon’s business could be harmed. Salon’s insurance policies may not adequately compensate it for losses that may occur due to any failures of or interruptions in its systems. Salon does not presently have a formal disaster recovery plan.

Salon’s Website must accommodate a high volume of traffic and deliver frequently updated information. In addition, its users depend on Internet service providers, online service providers and other Website operators for access to its Website. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to its systems. Any of these system failures if large enough could also indirectly harm Salon’s business.

Privacy concerns could impair Salon’s business

Salon has a policy against using personally identifiable information obtained from users of its Website and services without the user’s permission. In the past, the Federal Trade Commission (“FTC”) has investigated companies that have used personally identifiable information in violation of a stated privacy policy claiming that such use is a deceptive trade practice in violation of Section 5 of the Federal Trade Commission Act (the "FTC Act"). If Salon uses personal information in violation of its policy, Salon may face potential liability for violating Section 5 of the FTC Act. In addition, other legislative or regulatory requirements may heighten these privacy-related concerns. Other jurisdictions, such as the European Union, have adopted legislation or regulatory requirements mandating that businesses notify Internet users where data are collected via cookies and the purpose of such collection, including where data may be used to direct product advertising to the user. In the United States, the FTC has proposed a privacy framework that includes the concepts of giving consumers notice and meaningful choice for online behavioral advertising. While the framework is non-binding, the FTC has enforced its principles using its Section 5 authority. If consumer privacy concerns are not adequately addressed, Salon's business, financial condition and results of operations could be materially harmed.

Our success depends on hiring and retaining qualified editorial and senior management personnel, and the loss of key personnel, including our Chief Executive Officer, could disrupt our business

Our success greatly depends on the continuing contributions of our senior management and other key sales, marketing and operations personnel. In addition, because Salon’s users must perceive the content of Salon’s Website as having been created by credible and notable sources, Salon’s success also depends on the name recognition and reputation of its editorial staff. Due to Salon’s history of losses, Salon may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Furthermore, while we have employment agreements with some key management, these employees may voluntarily terminate their employment at any time. We may not be able to retain existing personnel or identify, hire and integrate new personnel. We do not have key person insurance policies in place for these employees.

Salon’s Preferred Stockholders are entitled to potentially significant liquidation preferences of Salon’s assets over Common Stockholders in the event of a liquidation event

Salon’s Series C Preferred Stockholders have liquidation preferences over Common Stockholders of the first approximately $10 million in potential sales proceeds as of December 31, 2013, which includes the effect of undeclared dividends, if granted, of about $8 million. If a liquidation event were to occur, and Preferred Stock dividends were declared, the holders of Preferred Stock would be entitled to the first $10 million of cash distributions. If a liquidation event were to occur in excess of $10 million and if Preferred Stock dividends were to be declared, the holders of Preferred Stock would be entitled to receive a relatively larger distribution than the holders of Common Stock would be entitled to receive.

Salon’s quarterly operating results are volatile and may adversely affect its Common Stock price

Salon’s future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside Salon’s control, and any of which could severely harm Salon’s business. These factors include:

●	Salon’s ability to attract and retain advertisers and subscribers;

●	Salon’s ability to attract and retain a large number of users;

●	Salon’s ability to increase referrals from our social media presence;

●	the introduction of new Websites, services or products by Salon or by its competitors;

●	the timing and uncertainty of Salon’s advertising sales cycles;

●	the mix of advertisements sold by Salon or its competitors;

●	general economic and business cycles;

●	Salon’s ability to attract, integrate and retain qualified personnel;

●	technical difficulties or system downtime affecting the Internet generally or the operation of Salon’s Website; and

●	the amount and timing of operating costs.

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

Salon’s certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

●

Salon’s Board is classified into three classes of directors as nearly equal in size as possible with staggered three year-terms, although Salon is proposing to declassify its Board at its annual meeting to be held on March 13, 2014; and

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

Salon’s stock has been and will likely continue to be subjected to substantial price and volume fluctuations due to a number of factors, many of which will be beyond its control and may prevent its stockholders from reselling Common Stock at a profit

Salon’s stock is thinly traded and operating results could be below the expectations of public market analysts and investors, and in response, the market price of its Common Stock could decrease significantly. In addition, the securities markets have experienced significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, have and may continue to reduce the market price of its Common Stock, regardless of its operating performance.

Future sales of significant number of shares of Salon’s Common Stock by principal stockholders could cause its stock price to decline

As Salon’s Common Stock is normally thinly traded, if Salon’s principal stockholders were to sell their shares of Common Stock, the per share price of Salon’s Common Stock could be adversely affected. Our directors and officers own approximately 66 million shares of Salon Common Stock.

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

SALON MEDIA GROUP, INC.

Dated: February 14, 2014	/s/ Cynthia Jeffers
Cynthia Jeffers
Chief Executive Officer

Dated: February 14, 2014	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht
Interim Chief Financial Officer