Form 10-K
period 2014-03-31
SALON MEDIA GROUP INC
filed 2014-06-27
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,948,000 based on the closing sale price of the registrant’s Common Stock on June 3, 2014. Shares of Common Stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon Media Group, Inc. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 3, 2014 was 76,245,442 shares.

FORM 10-K
SALON MEDIA GROUP, INC.
INDEX

FORM 10-K
SALON MEDIA GROUP, INC.
INDEX – (continued)

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	70

SIGNATURES		72

PART I

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, Internet advertising market performance, subscription service plans, social media and other non-web opportunities and revenue sources. Although Salon Media Group, Inc. (“Salon” or the “Company”) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon’s public filings. Salon assumes no obligation to update any forward-looking statements except as required by law.

Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth in “Risk Factors.” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are elsewhere in this Annual Report. In this Annual Report, the words “anticipates,” “believes,” “expects,” “estimates,” “intends,” “future,” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1. Business

OVERVIEW

We are an online news pioneer offering a fresh and progressive voice in the continually growing Internet landscape. Our award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written articles about politics, technology, culture and entertainment. We are committed to interactivity, and our Website hosts a social network for bloggers called Open Salon, and supports an active commenting system that allows readers to respond to content. Our editorial product seeks to balance two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. In 1999, we had our initial public offering. In 2001, we adopted the name Salon Media Group, Inc. Our common stock is traded in the over-the-counter market and our stock symbol is SLNM.PK.

Highlights from Fiscal Year 2014

During the fiscal year ended March 31, 2014 (“fiscal year 2014”), we continued to execute our business strategy (see “Salon Strategy” below) to broaden our editorial coverage in order to attract a larger audience, which in turn should attract more advertising, and increase our revenues. Our focus on high quality editorial, traffic growth and revenue in fiscal year 2014 drove improvements to our business, as outlined in the highlights below.

●	Total revenue in the fiscal year 2014 grew 65% to $6.0 million.

●	Net loss for the fiscal year 2014 was $2.2 million, a 44% decrease from $3.9 million in the fiscal year ended March 31, 2013 (“fiscal year 2013”).

●	We achieved our best financial results in the quarter ended December 2013 since 2008; revenues were $1.9 million and net loss was $0.3 million, moving us a step closer to our goal of profitability.

●

In fiscal year 2014, 45% of our advertising sales were generated by high value-add sponsored content with custom integrations including innovative content, slideshows, social media campaigns, dashboards, video and full-page takeovers.

●	We reached several new traffic milestones. In March 2014, we recorded our peak monthly users for Salon.com (or, the “Website”) traffic at 14.2 million users, as measured by Google Analytics.

●

For the first time, mobile browser traffic accounted for more than 50% of our browser-based traffic in fiscal year 2014. This was a result of a company-wide focus on our users’ mobile platform needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens.

●

Social media is our largest referral group and a major focus across the Company. We made significant updates to the Website to optimize content to be shared on social media with a special focus on our mobile platforms. In March 2014, we surpassed 500,000 Facebook “likes,” and 300,000 Twitter followers.

●

Executing on our goal of broadening our editorial offerings, we launched a new Sustainability content vertical in August 2013 and a new Innovation vertical in March 2014. These verticals, together with the new Business & Technology verticals, launched in January and February 2013, respectively, accounted for 16% of our traffic in the month of March 2014.

●	We made several key editorial hires in fiscal year 2014, including the popular columnist, Thomas Frank, formerly at Harper’s magazine, in February 2014.

●

We continued to develop our community by implementing a new comments platform and adding a community manager and moderation team. As a result, we saw a 17.2% increase in the number of comments in the March 2014 quarter, over the previous quarter, and overall an improvement in the quality of discussion.

●	We continued to enhance our advertising offerings by launching new and updated sales products, especially for our mobile platforms.

●

We continued to make technological updates to the platform our editors use to create and display content, including increasing our site security and stability and optimizing the site content for social media platforms, mobile and search engine optimization.

●	We increased our marketing efforts by adding key personnel, increasing broadcast media and social media outreach and hosting our first in-person events for our users.

●

We hosted five targeted in-person events during the year to test user and advertiser interest. Based on that response, we plan to undertake more regular user gatherings as a means for personal interaction and creating a new platform to attract advertising partners.

Salon Strategy

In May 2012, we adopted a strategy that has led to the most significant period of user growth in our history. In March 2014, we reached our all-time high of 14.2 million unique users as measured by Google Analytics. Our strategy focuses on growing our user base, which in turn increases our attractiveness to advertisers, leading to growth in revenue. Our strategy is predicated on the following core principals: (1) create high quality content that meets our users’ interests; (2) make strategic hires to bring in new editorial talent and online news business expertise; and (3) innovate to bring great products to our users. Our focus on these core principals during the past fiscal year has resulted in our improved financial performance, and provides opportunity for future growth.

In fiscal year 2015, our goal is to continue our mission of creating fearless journalism and making the conversation smarter. To reach our goal and to achieve profitability will require continual, rapid experimentation and innovation of our editorial, technology, sales, finance, and marketing strategies for existing and emerging platforms. We will continue to push ahead in the following areas:

●	Broadening our editorial coverage to meet user needs and accelerate our audience growth, with a unwavering commitment to high quality content and fearless journalism
●	Developing innovative, user-focused products, focusing on mobile technology
●	Integrating video throughout our Website to increase video views
●	Launching an in-house marketing team

Broaden the Salon Voice

We target an educated, culturally engaged audience interested in original thinking and reporting on the day’s big stories. We pursue that audience by featuring a diverse array of voices and perspectives, and covering a wide range of topics including News, Politics, Business, Technology, Life and Entertainment. Our site also includes two newly launched verticals. Sustainability and Innovation. Every day – 24 hours a day – Salon invites users to immerse themselves in thought-provoking content that impassions and empowers them to be the intellectual and cultural leaders of our time.

We believe a primary cause for the growth in users has been a broadening of our content. In fiscal year 2014, we expanded our breaking news coverage, after finding that our users enjoy both our award winning analysis and opinion writing and quick-take commentary on the news of the day. We analyze in real-time where our users’ interests are shifting, and respond by determining content, site layout and structure to best suit their needs in the moment. We also host dynamic content, such as video, slideshows and images, as well as have content partnerships to diversify our content offerings across various verticals. We expect to continue these activities in fiscal year 2015.

Social media has also become a key driver of readership for us, consistent with trends for other online news sites. In fiscal year 2013, we integrated social networking features into our Website, which facilitated the sharing of content on social networks. As a result, in fiscal year 2014, our Website traffic coming from social media increased 78% compared to fiscal year 2013. Traffic from Facebook alone increased 203% over the same period. The increase in Website traffic from social media was underpinned by the significant increases in the number of Facebook “likes” to more than 500,000, and monthly reach of more than 12 million (defined as a user who viewed or interacted with our content) on the Facebook platform in March 2014. Furthermore, in fiscal year 2014, for the first time there were more readers of Salon content coming from social media platforms, such as Facebook and Twitter, than coming from search engines such as Google or Yahoo Search. In fiscal year 2015, we plan to continue our efforts to build our audience on social media by continuing to optimize our Website for social media, and by more broadly supporting our writers to utilize social media.

We are dedicated to our users’ needs, and seek to grow unique visitors to our Website since the resulting page views serve as a platform for advertising impressions, a key driver of our revenue growth.

Develop innovative, user-oriented products, focused on mobile

We continually need fresh content and new ideas to attract readers to our Website.  We plan to continue to focus on developing our audience through a combination of editorial enhancements, increased dynamic content and new user-focused functionalities and products. We are continually evaluating the needs of our users and try to adjust and create new solutions to meet their needs.

Web browsers and applications on mobile platforms are a significant area of audience growth and ad revenue in the online news industry. Our users are moving to mobile at record rates. In the past fiscal year, we have seen 70% growth in mobile users, and as of March 2014, for the first time mobile browsers accounted for the majority, or 51%, of our browser-based traffic.

In fiscal year 2013, we implemented our mobile content strategy to address mobile content needs that may differ from readers’ needs on desktop computers. Specifically, we enhanced our mobile browser site, launching a responsive mobile design site, as well as Apple and Android mobile phone and tablet applications. In fiscal year 2014, we continued to optimize the mobile browser experience, deploying updates to improve load time, design and layout for small screens. In fiscal year 2015, we will be working on a Website redesign aimed at improving the user experience. As part of this effort, we will be building out new advertising products for mobile and video, continuing to expand our social media integration, adding greater and seamless video integration, improving our security and scaling capabilities, and exploring new products that meet the immediate needs of our mobile users.

Integrate video throughout our Website to increase video views

Video content is popular with our users, which has led us to explore ways to offer more video on our Website. We have agreements with video production and distribution companies to gain access to more video content, and in fiscal year 2015 we aim to offer relevant video on every article on our Website.  In order to achieve widespread video integration in our Website, we are exploring additional partnerships to gain access to premium video content, and are exploring opportunities to build out original video content as well.

Launch an in-house marketing team

In fiscal year 2015, we plan to bring our marketing efforts in-house. We will focus our marketing strategy on promoting our brand, media outreach for our writers, and expanding our events division. We believe that if we can achieve higher visibility of our brand through, among other marketing efforts, editorial talent placements in broadcast television, events targeted at readers and thought leaders, speaking opportunities at conferences, and well-placed media coverage about Salon, we will be better positioned to attract more users and advertisers to our Website.

Path to profitability

We focus on excellence in our core editorial product so we can attract a high demographic audience and deliver value to our advertising clients. Our readership consists of a global community that is demanding and engaged. According to ComScore and Nielsen’s Online @Plan media profiling, our readers are on average 36 years old, highly affluent with an average household income of $96,000, and well educated (85% college educated). They are considered influencers in public policy, culture, art, technology and fashion.

We work with our advertising clients to reach this attractive audience and tailor advertising to their needs. We have increasingly focused our ad implementations on customized editorial content, mostly in a combination of written editorial, video and slideshow, that promote an advertiser’s brand and are shown on our Website as “sponsored ads.” As a result, 45% of our advertising sales sold by our direct sales team in fiscal year 2014 were generated by high value-add rich media and sponsored content.

In fiscal years 2013 and 2014, we built out a suite of innovative advertising offerings that provide improved technical implementation so we can attract advertisers for our custom advertising solutions and expand into additional advertising categories. In fiscal year 2015, we plan to continue to expand our custom ad integration, and broaden our sponsored content offerings, with a special focus on mobile browser and video. We will also continue to expand and optimize the use of ad networks to fully monetize any unsold remnant inventory.

We made substantial strides in fiscal year 2014 to better align our production costs with our revenue potential in an effort to reach profitability. We closely monitor our operating expense, and managed an overall increase in operating expense of only 7% compared to fiscal year 2013, while achieving a 65% increase in total revenues during the same period. Additionally, we are constantly evaluating opportunities to reduce the expense of content on our site, principally by complementing our high quality staff columnists with carefully curated third-party content, and with broader syndicated content. Furthermore, we have kept any increase in administrative expense to a minimum, with an overall increase of 3% compared to fiscal year 2013.

OUR BUSINESS

We target an educated, culturally engaged audience interested in original thinking and reporting on the day’s big stories. We pursue that audience by featuring a diverse array of voices and perspectives, and covering a wide range of topics including News, Politics, Business, Technology, Life and Entertainment, as well as two recently launched verticals, Sustainability and Innovation.

Salon.com Website

News

Breaking news fast – and what it means. Whether it's the college-related shooting in Isla Vista, the Boston marathon bombing or debates over important foreign policy issues, we surround stories as they happen– with dedicated bloggers, extensive videos, and smart columnists who put important news into immediate context.

Politics

Fearless, independent and sophisticated coverage of the most important stories from Washington and around the world, delivered by big-name veterans like Joan Walsh and Tom Frank, and the brightest new analysts on the Web (Heather Digby Parton, Simon Maloy, Jim Newell and more). Our political coverage starts early in the morning with our Opening Shot columns, and is updated all day with new pieces, all designed to drive the conversation – and keep our readers ahead of it.

Arts & Culture

Our writers and critics are just as obsessed with "Mad Men," "Game of Thrones," and the coolest and hottest new books and movies as our readers are. Our entertainment coverage is edgy, exhaustive and fast, and we are just as determined to get to the latest viral video first as we are to mine the intersections between culture and politics. Our writers include Andrew O’Hehir (film), Laura Miller (books) Dan D'Addario (TV), and Mary Beth Williams and Prachi Gupta (pop culture).

Life

Our popular life essays go in-depth on the most complicated and deeply personal topics – sex, parenting, family, relationships, religion, work and so many more – and are written both by famous writers like Anne Lamott and Jennifer Egan, as well as the most daring and interesting new voices – Tracy Clark-Flory covers love and sex, and Katie McDonough writes on gender, reproductive rights and women in culture/politics.

Sustainability

We launched this vertical in 2013 and it immediately became one of our most well-read sections. Our sustainability vertical combines the personal and the political – issues of climate change, the future of energy, organic food, and the politicization of science all receive authoritative views led by editor Lindsay Abrams. The section also includes the “Dream City” column, about how we design cities of the future to meet the values of today, written by Henry Grabar.

Tech

Anchored by tech columnist (and Salon founder) Andrew Leonard, Salon Tech goes beyond just gadgets and gee-whiz stories to get at how technology is changing our lives and workplaces – in increasingly complicated ways. In addition to Leonard, the section includes content from sites like The Daily Dot, staff aggregation and AP wires.

Business

Combines coverage of labor and income inequality issues from our politics writers with high-quality regular contributors (Robert Reich, Jared Bernstein) and book excerpts, content partners (International Business Times, NewDeal 2.0), staff aggregation and AP wires.

Innovation

Our newest section is all about what's hot and cool. This is where users find the latest big ideas, the edgiest new filmmakers and bands, the most interesting advances from science, and other amazing stories designed to make readers go wow.

Revenue Sources

Advertising is our primary source of revenue. Internet advertising revenues accounted for 92% of revenues in fiscal year 2014. From June 2001 until June 2012, our other main source of revenue was from subscriptions. Due to a tepid response from readers, new subscriptions and renewals were no longer accepted as of June 2012, and the wind down of subscription service will be completed in fiscal year 2015.

Internet advertising is affected by broad economic conditions, like other forms of advertising, but overall it has continued its upward trend even through the Great Recession. According to the 2013 IAB Internet Advertising Revenue Report (the “IAB Study”) conducted by PricewaterhouseCoopers, the compound annual growth rate (“CAGR”) over the past ten years for Internet advertising in the United States was 18%, which has significantly outpaced the U.S. current dollar GDP growth of 4% over the same period. Furthermore, since 2010, Internet advertising growth was fueled by a 123% CAGR in mobile, compared to a 12% growth in non-mobile revenues. Internet advertising revenue in the United States totaled $42.8 billion in 2013, a 17% increase from $36.6 billion 2012. In the quarter ended December 2013, the sources for advertising revenues were search (41%), display advertising (30%), mobile (19%), classifieds (5%) and lead generation (4%). Within the display advertising segment, which accounts for a significant part of our revenues, banner ads accounted for 19%, digital video for 7%, rich media for 3% and sponsorship for 2% of advertising revenues.

The bulk of online advertising remains concentrated in a relatively small number of dominant Internet companies, with the top ten companies accounting for 71% of online advertising and another 10% captured by the next tier of companies ranked 11th through 25th. Therefore, we believe our market opportunity falls roughly at 19% of the online advertising market, or $8.1 billion.

The primary factor in our ability to increase our advertising revenues in future periods is growth in our audience. Attracting more unique visitors to our Website is important because users generate page views, and each page view becomes a potential platform for advertisements. Ultimately, we charge advertisers for a set number of ad impressions viewed by a Website visitor.

Overall, monthly unique visitors to our Website have grown from 4.7 million in March 31, 2009, to 14.2 million in March 31, 2014, a cumulative growth rate of 202% over the past five fiscal years. Our full year average monthly unique visitors was 5.4 million, 6.4 million, 10.6 and 11.2 million in fiscal years 2011, 2012, 2013 and 2014, respectively. This growth reflects the expansion of our Website over the same period, beginning with increased lifestyle coverage in areas such as food, film and books in fiscal year 2011, business and technology coverage in fiscal year 2013, and sustainability and innovation coverage in fiscal year 2014. The table below reflects unique monthly visitors to our Website from fiscal year 2011 through fiscal year 2014. Unique visitors in the period from February 2011 to May 2013 included traffic to an affiliated website that has since been shut down. The graph shows both total traffic, and traffic to only Salon.com, in red and blue, respectively.

Sales and Marketing

As a publisher that competes against much larger websites, we have sought to distinguish ourselves in the marketplace by offering customized, innovative and integrated advertising products that appeal to readers and seamlessly and organically incorporate our advertising clients and their objectives into our Website. Our content rich environment offers advertisers the opportunity to develop custom content programs. Using a dedicated team of writers, we collaborate closely with the advertiser to create original series, slideshows, infographics and more to bring brand content to readers in an organic way. To ensure engagement, all content is available cross-platform and supported by our promotional platforms and social profiles.

We have also built a suite of ad products that includes, among others: our “homepage spotlight” that features custom content in-stream in our editorial news feed, advertiser-sponsored articles and content verticals, custom Website “skins” that can overlay an advertisement onto the background of our Website, “pushdowns” that temporarily move the edit well below an ad while it is being served, video overlays and in-stream video modules, a multi-media content module and a social feed module. This variety of products has given our advertisers multiple options to speak to and engage with our influential audience.

Salon has sales offices in New York and Los Angeles, with ten advertising sales and operations employees as of March 31, 2014, of which four actively solicit orders.

Product Development

We recognize that readers come to the Website for online news, reporting, opinion and an engaging, active community of writers, readers and commenters. Users engage with the Website through desktop computers, mobile phones and social networking platforms. To meet users’ rapidly evolving online media needs, we are continually innovating and developing our Website, mobile Website and social media presence – by adding new features, design updates and technologies that improve the user experience, speed and search engine optimization. We have developed an internal culture of innovation where the Edit, Technology and Sales teams collaborate on product development. In fiscal year 2013, Salon implemented its mobile application strategy with the launch of its responsive mobile browser site and release of Apple and Android mobile applications. In fiscal year 2014, we continued to optimize the mobile browser experience, deploying updates to improve load time, design and layout for small screens.

In fiscal year 2015, we will be working on a Website redesign aimed at improving our users’ experience. As part of this effort, we will be building out new advertising products for mobile and video, continuing to expand our social media integration, adding greater and seamless video integration, improving our security and scaling capabilities, and exploring new products that meet the immediate needs of our mobile users.

Competition

The bulk of online advertising remains concentrated in a relatively small number of dominant Internet companies, with the top ten companies accounting for 71% of online advertising and another 10% captured by the next tier of companies ranked 11th through 25th, according to the IAB Study. We believe our market opportunity falls roughly at 19% of the online advertising market, or $8.1 billion. We compete for advertising revenues with numerous websites, including major portals such as Yahoo and AOL, major search engines such as Google and Bing, major social networks such as Facebook and Twitter, and other online large media publications such as Buzzfeed, The Huffington Post, New York Times, Washington Post, MSNBC and CNN.com. We also compete with many smaller news and politics-oriented Websites, such as Slate, Gawker, The Daily Beast, The Atlantic, Talking Points Memo, Politico and Mother Jones for staff, audience and advertising sales.

Infrastructure and Operations

We have created a flexible publishing structure that enables us to develop our content while responding quickly to news events and to take advantage of the ease of distribution provided by the Internet. Our content is deployed on our proprietary software platform and captured in a database for reuse in Web and other formats. The content on our Website has been structured to facilitate being found by search engines, a key driver in increasing traffic to our Website, and optimized for sharing on social networks. During the past two years, we have improved the look and feel of our Website to increase appeal to our audience and we will continue to ongoing changes to our Website.

Our Website is supported by a variety of servers using Linux operating systems.  Our top technical priority is the fast delivery of pages to our users. Our systems are designed to handle traffic growth by balancing the amount of traffic among multiple servers.  We rely on server redundancy and a third party Content Delivery Network to achieve our goal of 24 hours, seven-days-a-week Website availability.  Regular automated backups protect the integrity of our data.   Our servers are maintained on a third-party cloud computing platform, with some legacy equipment at a third-party colocation facility in Sacramento, California.  Continuous monitoring of the cloud systems is provided by both the cloud platform, and a third-party specialized service.  The third-party facility provides continuous monitoring of relevant servers.

Proprietary Rights

Our success and ability to compete is dependent in part on the goodwill associated with our trademarks, trade names, service marks and other proprietary rights and on its ability to use U.S. laws to protect its intellectual property, including its original content, content provided by third parties, and content provided by columnists. Salon has a registered trademark on its name and its logo.

Employees

As of March 31, 2014, Salon has 42 full-time employees, and 2 part-time employees. Salon believes its relations with its employees are good. No employees of Salon are represented by a labor union or are subject to a collective bargaining agreement. Salon’s future success is highly dependent on its ability to attract, hire, retain and motivate qualified personnel.

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

Salon has historically lacked significant revenues and has a history of losses

We have a history of significant losses and expect to incur a loss from operations, based on generally accepted accounting principles, for our fiscal year ending March 31, 2015 and potentially in future years. Even if we attain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than we anticipate or operating expenses exceed expectations, financial results will most likely be severely harmed and our ability to continue operations will be seriously jeopardized.

Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the fiscal years ended March 31, 2011 through 2014 included a “going-concern” audit opinion on the consolidated financial statements for each of those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the “going-concern” opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Salon’s projected cash flows may not meet expectations

We rely on cash projections to run our business and change such projections as new information is made available or events occur. The most significant component of our cash projections is cash to be generated from advertising sales. Forecasting advertising revenues and resulting cash receipts for an extended period of time is problematic due to the short duration of most advertising sales contracts. If projected cash inflows and outflows do not meet expectations, our ability to continue as a going concern may be adversely affected.

If we forecast or experience periods of limited, or diminishing cash resources, we may need to sell additional securities or borrow additional funds. There is no guarantee that we will be able to issue additional securities in future periods or borrow additional funds on commercially reasonable terms to meet our cash needs. Our ability to continue as a going concern will be adversely affected if we are unable to raise additional cash from sources we have relied upon in the past or new sources.

We have relied on related parties for significant investment capital

We have relied on cash infusions from related parties to fund operations for many years. The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht. William Hambrecht is a Director and the father of our former CEO and current Interim Chief Financial Officer, Elizabeth Hambrecht. During the fiscal year ended March 31, 2014, Mr. Warnock has made approximately $2.6 million in cash advances to fund our operations. Subsequent to March 31, 2014, Mr. Warnock provided an additional $860,000 to meet our working capital requirements.

Curtailment of cash investments and borrowing guarantees by related parties would detrimentally impact our cash availability and our ability to fund our operations.

Our principal stockholders exercise a controlling influence over our business affairs and may make business decisions with which non-principal stockholders disagree, which may affect the value of non-principal stockholders’ investments

Approximately 58% of our voting securities are controlled, directly or indirectly by our Chairman, John Warnock, and approximately 22% is controlled directly or indirectly by William Hambrecht, a Director and the father of our Interim Chief Financial Officer. We remain dependent upon Mr. Warnock and Mr. Hambrecht for continued financial support while we seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. While all outstanding, unsecured, interest-free cash advances from Mr. Warnock and Mr. Hambrecht at February 28, 2013 were exchanged for Common Stock in the Company’s Recapitalization (described in Note 4 to the consolidated financial statements included elsewhere in this Annual Report), Mr. Warnock has continued to make unsecured, interest-free, cash advances to cover our operating expenses. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in our next financing from non-related parties.

Future sales of significant number of shares of our Common Stock by principal stockholders could cause our stock price to decline

Our directors and officers own approximately 65 million shares, or 85% in the aggregate, of our Common Stock. As our Common Stock is normally thinly traded, if our principal stockholders were to sell their shares of Common Stock, the per share price of our Common Stock could be adversely affected.

Our stock has been, and will likely continue to be, subjected to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control and which may prevent our stockholders from reselling Common Stock at a profit

The securities markets have recently experienced significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, has reduced and may continue to reduce the market price of our Common Stock, regardless of our operating performance. In addition, our stock is thinly traded. Even a few transactions, whether in response to disappointment in our expected operating results or any other reason, could cause the market price of our Common Stock to decrease significantly.

Holders of our Series C Preferred Stock are entitled to potentially significant liquidation preferences of Salon’s assets over holders of our Common Stock in the event of a liquidation event

Holders of our Series C Preferred Stock (“Preferred Stock”) have liquidation preferences over holders of Common Stock of the first approximately $2.4 million in potential sales proceeds as of March 31, 2014, which includes the effect of undeclared dividends, if granted, of about $0.7 million. If a liquidation event were to occur, and Preferred Stock dividends were declared, the holders of Preferred Stock would be entitled to the first $10 million of cash distributions. If a liquidation event were to occur in excess of $2.4 million and if Preferred Stock dividends were to be declared, the holders of Preferred Stock would be entitled to receive a relatively larger distribution than the holders of Common Stock would be entitled to receive.

We depend on advertising sales for substantially all of our revenues, and our inability to maintain or increase advertising revenues would harm our business

Our ability to maintain or increase our advertising revenues depends upon many factors, including whether we will be able to:

●	attract and maintain additional visitors to our Website and increase brand awareness;

●	sell and market our Website or other rich media advertisements;

●	maintain a significant number of sellable impressions generated from Website visitors available to advertisers;

●	increase the dollar amount of our advertising orders;

●	improve our Website’s technology for serving advertising;

●	handle temporary high volume traffic spikes to our Website;

●	accurately measure the number and demographic characteristics of our users; and

●	attract and retain key sales personnel.

Hackers may attempt to penetrate our security system and online security breaches could harm our business

Consumer and supplier confidence in our Website depends on maintaining strong security features. Experienced programmers or “hackers” have penetrated sectors of our systems, and we expect that these attempts will continue to occur from time to time. To our knowledge, there has been no outward harm to us or our readers as a result of hacking attempts. Furthermore, Salon has engaged the services of a third-party web application security-testing company, which conducts regular comprehensive searches for any vulnerabilities that may exist, allowing us to address and fix any issues before they can be exploited. This minimizes the risk of damage; however, because a hacker who is able to penetrate network security could misappropriate proprietary information or cause interruptions in our products and services, we may have to expend significant capital and resources to protect against or to alleviate problems caused by hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such security breaches could materially affect our operations, damage our reputation and expose us to risk of loss or litigation. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties with whom we have relationships.

We must promote the Salon brand to attract and retain users, advertisers and strategic partners

The success of the Salon brand depends largely on our ability to provide high quality content and services. If Internet users do not perceive our existing content and services to be of high quality, or if we introduce new content and services or enter into new business ventures that are not favorably perceived by users, we may not be successful in promoting and maintaining the Salon brand. Any change in the focus of our operations creates a risk of diluting our brand, confusing consumers and decreasing the value of our user base to advertisers. If we are unable to maintain or grow the Salon brand, our business would be severely harmed.

We must hire, integrate and/or retain qualified personnel to support our business plans

Our success significantly depends on key personnel. In addition, because our users must perceive the content of our Website as having been created by credible and notable sources, our success also depends on the name recognition and reputation of our editorial staff. Due to our history of losses, we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. We may be unable to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business would be harmed.

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

We may expend significant resources to protect our intellectual property rights or to defend claims of infringement by third parties, and if we are not successful we may lose rights to use significant material or be required to pay significant fees

Our success and ability to compete are dependent on our proprietary content. We rely exclusively on copyright law to protect our content. While we actively take steps to protect our proprietary rights, these steps may not be adequate to prevent the infringement or misappropriation of our content, which could severely harm our business. We also license content from various freelance providers and other third-party content providers. While we attempt to ensure that such content may be freely licensed to us, other parties may assert claims of infringement against us relating to such content.

We may need to obtain licenses from others to refine, develop, market and deliver new services. We may not be able to obtain any such licenses on commercially reasonable terms or at all or rights granted pursuant to any licenses may not be valid and enforceable.

In April 1999, we acquired the Internet address www.salon.com. Because www.salon.com is the address of the main home page to our Website and incorporates Salon’s name, it is a vital part of our intellectual property assets. We do not have a registered trademark on the address, and therefore it may be difficult for us to prevent a third party from infringing on our intellectual property rights to the address. If we fail to adequately protect our rights to the Website address, or if a third party infringes our rights to the address, or otherwise dilutes the value of www.salon.com, our business could be harmed.

Our technology development efforts may not be successful in improving the functionality of our network, which could result in reduced traffic on our Website or reduced advertising revenues

We are constantly upgrading our technology to manage our Website. During the last year we redesigned our Website homepage and vertical sections. In addition, we are creating new technology for new products that we expect to launch on an ongoing basis. If these systems do not work as intended, or if we are unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery, our Website may not operate properly, which could harm our business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm our business. Moreover, complex software products such as our online publishing frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although we have tested and will continue to test our systems, errors or deficiencies may be found in these systems that could adversely impact our business.

We rely on third parties to provide the technologies necessary to deliver content, advertising and services to our users, and any change in the licensing terms, costs, availability, or acceptance of these formats and technologies could adversely affect our business

We rely on third parties to provide the technologies that we use to deliver content, advertising, and services to our users. There can be no assurance that these providers will continue to license their technologies or intellectual property to us on reasonable terms, or at all. Providers may change the fees they charge users or otherwise change their business models in a manner that slows the widespread acceptance of their technologies. In order for our services to be successful, there must be a large base of users of the technologies to deliver our content, advertising, and services. We have limited or no control over the availability or acceptance of those technologies, and any change in licensing terms, costs, availability, or user acceptance of these technologies could adversely affect our business.

We may be held liable for content or third party links on our Website or content distributed to third parties

As a publisher and distributor of content over the Internet, including user-generated content, links to third-party websites that may be accessible through our Website, or content that includes links or references to a third-party’s website, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature, content or ownership of the material that is published on or distributed from our Website. These types of claims have been brought, sometimes successfully, against online services, websites and print publications in the past. Other claims may be based on errors or false or misleading information provided on linked websites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on links to sexually explicit websites. Although we carry general liability and media insurance, our insurance may not be adequate to indemnify us for all liabilities imposed. Any liability that is not covered by our insurance or is in excess of our insurance coverage could severely harm our financial condition and business. Implementing measures to reduce our exposure to these forms of liability may require us to spend substantial resources and limit the attractiveness of our service to users.

Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

Our Website “salon.com”, and content management system run on cloud computing hosted by Amazon Web Services, which are in a facility in Herndon, Virginia. Any disruption of Amazon’s cloud computing platform could result in a service outage. Our OpenSalon Website “open.salon.com”, and content management system is located in a facility in Sacramento, California that has been extensively retrofitted to withstand a major earthquake, although we cannot assure that the retrofitting is sufficient. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our Website and could cause advertisers to terminate any agreements with us. In addition, we could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for losses that may occur due to any failures of or interruptions in our systems. We do not presently have a formal disaster recovery plan.

Our Website must accommodate a high volume of traffic and deliver frequently updated information. It is possible that we will experience systems failures in the future and that such failures could harm our business. In addition, our users depend on Internet service providers, online service providers and other website operators for access to our Website. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any of these system failures could harm our business.

Privacy concerns could impair our business

We have a policy against using personally identifiable information obtained from users of our Website and services without the user’s permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we use personal information without permission or in violation of our policy, we may face potential liability for invasion of privacy for compiling and providing information to our corporate customers and electronic commerce merchants. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Union, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements in the future. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed.

Due to the volatility of the price of our Common Stock, we may be the target of securities litigation, which is costly and time-consuming to defend

The price of our Common Stock has experienced volatility in the past, and may continue to do so in the future. In the past, following volatility in the price of a company’s securities, securities holders have instituted class action litigation against such company. Many companies have been subjected to this type of litigation. If the market value of our Common Stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the merits or outcome, we could incur substantial legal costs and our management’s attention could be diverted, causing our business, financial condition and operating results to suffer. To date, we have not been subject to such litigation.

Our quarterly operating results are volatile and may adversely affect the price of our Common Stock

Our future revenues and operating results are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could severely harm our business. These factors include:

●	Our ability to attract and retain advertisers;

●	Our ability to attract and retain a large number of users;

●	Our ability to increase referrals from our social media presence;

●	The introduction of new websites, services or products by us or by our competitors;

●	Our ability to maximize our mobile presence;

●	The timing and uncertainty of our advertising sales cycles;

●	The mix of advertisements sold by us or our competitors;

●	Economic and business cycles;

●	Our ability to attract, integrate and retain qualified personnel;

●	Technical difficulties or system downtime affecting the Internet generally or the operation of our Website; and

●	The amount and timing of operating costs.

Due to the factors noted above and the other risks discussed in this section and throughout this Annual Report, one should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that some future periods’ results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our Common Stock may decline.

Provisions in Delaware law and our charter, stock option agreements and offer letters to executive officers may prevent or delay a change of control

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent a Delaware corporation from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation’s assets unless:

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

●	on or after such date, the merger or sale is approved by the board of directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

A Delaware corporation may opt out of the Delaware anti-takeover laws if its certificate of incorporation or bylaws so provide. We have not opted out of the provisions of the anti-takeover laws. As such, these laws could prohibit or delay mergers or other takeovers or changes of control of Salon and may discourage attempts by other companies to acquire us.

Our certificate of incorporation and bylaws include a provision relating to special meetings of our shareholders that may deter or impede hostile takeovers or changes of control or management. Special meetings of stockholders may be called only by our board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors (whether or not there exist any vacancies in previously authorized directorships at the time any such resolution is presented to the Board for adoption) or by the holders of not less than 10% of all of the shares entitled to cast votes at the meeting. This provision may have the effect of delaying or preventing a change of control.

In addition, employment agreements with certain executive officers provide for the payment of severance and acceleration of the vesting of options and restricted stock in the event of termination of the executive officer following a change of control of Salon. These provisions could have the effect of discouraging potential takeover attempts.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Salon leases 2,405 square feet of office space at 870 Market Street, Suite 528, San Francisco, California, where it has been headquartered since November 2012. The lease for the San Francisco office will terminate in November 2015. In December 2012, Salon’s former office headquarters at 101 Spear Street, San Francisco, California, covering 8,623 square feet, was sub-leased to a third-party entity through February 2014. Salon also leases 4,000 square feet of office space at 260 West 36th Street, 9th Floor, New York, New York through July 2014 and leased a smaller office at 300 Manhattan Beach Blvd., Manhattan Beach, California, through May 2013. In April 2014, Salon entered into an agreement to lease 6,523 square feet of office space for its New York office at 132 West 31st Street, New York, New York through September 2019. Salon also rents minimal space to host its servers in Sacramento, California.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Information with respect to the quarterly high and low sales prices for Salon’s Common Stock, ticker symbol SLNM.PK, for its fiscal years 2014 and 2013, based on sales transactions reported by the OTC (Over-The-Counter) Bulletin Board is provided below:

	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2014		March 31, 2013
For the quarter ended	High	Low	High	Low

June 30	0.39	0.03	0.50	0.03
September 30	0.13	0.12	0.17	0.01
December 31	0.57	0.12	0.15	0.06
March 31	0.50	0.16	0.40	0.06

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

There were 100 holders of record of Salon Common Stock as of June 3, 2014. This number was derived from Salon’s stockholder records, and does not include beneficial owners of Salon’s voting Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The closing price of Salon’s Common Stock on June 3, 2014 was $0.16 per share.

Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

Salon has never repurchased any of its equity securities.

Equity Compensation Plan Information

The following table provides information about Salon’s Common Stock that may be issued upon the exercise of options and rights under all of Salon’s existing equity compensation plans as of March 31, 2014, including the Salon Media Group, Inc. 2004 Stock Plan, the Salon Media Group, Inc. 2014 Stock Incentive Plan and the Salon Media Group, Inc. Non-Plan Stock Agreement.

Plan category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
	and rights	and rights	equity compensation
plans, excluding
securities reflected in
column (a)

	(a)	(b)	(c)

Equity compensation plans	6,008,153	$0.13	33,050
approved by security
holders

Equity compensation plans	None	N/A	None
not approved by security
holders
Total	6,008,153	$0.13	33,050

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Amounts in thousands, except per share amounts
Year Ended March 31,	2014	2013	2012	2011	2010

Net revenues	$6,004	$3,641	$3,477	$4,206	$4,291
Income from discontinued operations	$-	$233	$60	$72	$-
Net loss	$(2,186)	$(3,936)	$(4,098)	$(2,584)	$(4,861)
Basic and diluted net loss per share	$(0.03)	$(0.72)	$(1.25)	$(0.84)	$(2.30)
Weighted average common shares outstanding used in computing per share amounts (thousands)	73,923	5,443	3,283	3,086	2,116
Cash and cash equivalents	$119	$96	$130	$386	$216
Total assets	$2,033	$1,299	$1,557	$1,636	$1,627
Total long-term liabilities	$2	$12	$123	$1,380	$3,030

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Salon is an online news and social networking company and an Internet publishing pioneer offering a fresh and progressive voice in the rapidly growing Internet landscape. Our award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written articles about politics, technology, culture and entertainment. Committed to interactivity, we host a social network for bloggers called Open Salon, and support an active commenting system that allows readers to respond to content. In editorial product we balance two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

Sources of Revenue

Most of Salon’s net revenues are derived from advertising from the sale of promotional space on its Website. The sale of promotional space is generally for less than ninety days in duration. Advertising units sold include “rich media”, a term commonly used to describe interactive multi-media and streaming advertisements, as well as traditional “banner” and “pop-up” advertisements. In addition, Salon generates revenue from referring users to third party websites. For fiscal year 2014, referral fees totaled $0.41 million, a significant increase from $0.05 million for fiscal year 2013. We also generated nominal revenue from the licensing of content that previously appeared in Salon.

Salon previously derived a significant portion of its net revenues from its subscription program. This source of revenue has been decreasing since 2004 when paid subscriptions peaked at approximately 89,100 and have since decreased to approximately fewer than 8,000 as of March 31, 2013. As a result, new subscriptions and renewals have no longer been accepted since June 2012 and the wind down of the subscription service will be completed in fiscal year 2015. In addition, in June 2012, Salon refocused its strategy on its core Salon.com website, and decided to restructure and eliminate certain non-core initiatives.  As a result, Salon laid-off staff associated with The Well, its online discussion forum. On September 20, 2012, Salon entered into and consummated The Well Asset Sale.

Our total net revenue and the sources thereof for the years ended March 31, 2014, 2013 and 2012 were as follows (in thousands):

	Year Ended March 31,

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Advertising	$5,534	92%	$3,320	91%	$3,010	87%
Subscription Program	27	1%	226	6%	355	10%

All Other	443	7%	95	3%	112	3%

Operating Expenses

Production and content expenses consist primarily of salaries and related expenses for Salon’s editorial and production staff, payments to freelance writers and artists, bandwidth costs associated with serving pages and hosting our online communities on our Website and ad serving costs.

Sales and marketing expenses consist primarily of salaries, commissions and related personnel costs, travel, and other costs associated with Salon’s sales force and our business development efforts. It also includes marketing promotions.

Technology expenses consist primarily of salaries and related personnel costs associated with the development, testing and enhancement of our software to manage our Website, as well as to support our marketing and sales efforts.

General and administrative expenses consist primarily of salaries and related personnel costs, accounting and legal fees, rents, and other fees associated with operating a publicly traded company. Certain shared overhead expenses are allocated to other departments.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon’s significant accounting policies are described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report. We believe accounting policies and estimates related to revenue recognition and accounting for debt and equity are the most critical to our financial statements. Future results may differ from current estimates if different assumptions or conditions were to prevail.

Stock Based Compensation

Salon recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

Salon recognized stock-based compensation expense of $134,000, $156,000 and $311,000 during the years ended March 31, 2014, 2013 and 2012, respectively. As of March 31, 2014, Salon had an aggregate of $263,000 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. Salon currently expects this stock-based compensation balance to be amortized as follows: $156,000 during fiscal year 2015; $86,000 during fiscal year 2016; $18,000 during fiscal year 2017; and $3,000 during fiscal year 2018. The expected amortization reflects only outstanding stock option awards as of March 31, 2014. We expect to continue to issue stock-based awards to our employees in future periods.

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

Liquidity

Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2014, Salon had an accumulated deficit of $118.7 million. These losses have been funded primarily through the issuance of Common Stock from Salon’s initial public offering in June 1999, issuances of Preferred Stock, bank debt, the issuance of convertible notes payable and other advances from related parties.

Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2014, 2013 and 2012 has included a paragraph in their report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

Income Taxes

Salon has not recorded a provision for federal or state income taxes since inception due to recurring operating losses. As of March 31, 2014, Salon had net operating loss carryforwards of $84.5 million for federal income tax purposes that begin to expire in March 2019, and $36.9 million for State income tax purposes. As Salon has been incurring tax losses, $1.8 million of California net operating loss carryforwards expired as of March 31, 2014, and if Salon were to incur a tax loss for the fiscal year ending March 31, 2015. Utilization of Salon’s net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California State provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets. The net valuation allowance increased $0.7 million during the year ended March 31, 2014 to $31.2 million. Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. These factors include Salon’s history of net losses since inception and expected near-term future losses.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 92%, 91% and 87% of Salon’s net revenues for the years ended March 31, 2014, 2013 and 2012 respectively. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon’s obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to the advertiser. If these “make good” impressions are not agreeable to the advertiser, no further revenue is recognized.

Salon’s subscription program, a pay-for-online content service, provides unrestricted access to Salon’s content with no banners, pop-ups or site pass advertisements, and includes free magazine subscriptions and other promotional items including books and merchandise, free access to Table Talk, an online forum, and the ability to easily download content in text or PDF format, a convenience that enables readers to view Salon’s content when not connected to the Internet. The subscription duration for Salon Premium is generally one year. Non-Salon Premium subscribers can gain access to Salon’s content after viewing some form of advertisement. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals are longer be accepted, in anticipation of winding down the Company’s subscription service in fiscal year 2015.

Salon offered the service The Well as a monthly subscription service for access to online discussion forums until September 2012. Revenue was recognized ratably over the subscription period. The Well's declining subscriber base and aging technology led to a decision in June 2012 to restructure the service. As a result, The Well staff were laid off and current subscriptions were honored but not renewed upon expiration. On September 20, 2012, Salon entered into and consummated The Well Asset Sale.

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

Results of Operations

Fiscal Years Ended March 31, 2014 and 2013

Net Revenues

Salon’s net revenue from continuing operations increased 65% to $6.0 million for the fiscal year ended March 31, 2014 from $3.6 million for the fiscal year ended March 31, 2013, primarily due to increases in direct sales and remnant advertising revenue, in addition to significant growth in referral fees.

Advertising revenues increased 67% to $5.5 million for the fiscal year ended March 31, 2014 from $3.3 million for the fiscal year ended March 31, 2013, primarily due to an increase in direct sales which increased 82% to $3.2 million for the fiscal year ended March 31, 2014 from $1.7 million for the fiscal year ended March 31, 2013.

A primary factor in increasing advertising revenues in future periods, including Salon’s typically peak third fiscal quarter ending December 31st is attracting more unique visitors to Salon’s Website. Attracting more unique Website visitors is important to Salon as they generate page views, which become a potential platform for serving advertisements. Ultimately, Salon charges advertisers based on a set number of impressions viewed by Website visitors. Due to various factors, including concerted efforts to make Salon’s content more accessible to readers, a better optimized Website to facilitate appearance in search engine results, and increasing the quantity of content, the average number of unique monthly Website grew by 5% during the fiscal year ended March 31, 2014, to approximately 11.2 million. Aiding the continued growth in unique visitors to Salon’s Website is the migration of readers to the Internet from print newspapers.

All other sources of revenue were approximately $0.5 million for the fiscal year ended March 31, 2014 and $0.3 million for the fiscal year ended March 31, 2013. This $0.2 million increase was mainly attributed to significant growth in referral fees revenue during the fiscal year ended March 31, 2014.

Production and Content Expenses

Production and content expenses increased 4% to $3.4 million for the fiscal year ended March 31, 2014 from $3.3 million for the fiscal year ended March 31, 2013. The 4% increase primarily reflects editorial staff additions and increased ad serving costs, partially offset by cost savings from the closure of Salon Studio on May 31, 2012.

Sales and Marketing Expenses

Sales and marketing expenses increased 26% to $1.9 million during the fiscal year ended March 31, 2014 compared to $1.5 million in the fiscal year ended March 31, 2013. The 26% increase was primarily attributed to commissions from increased sales.

Information Technology Support Expenses

Information technology support expenses increased 15% to approximately $1.5 million during the fiscal year ended March 31, 2014 compared to $1.3 million in the fiscal year ended March 31. 2013. The 15% increase was primarily attributed to higher consulting fees for the development and implementation of new Apple and Android mobile applications, optimization needs and an overall increase in technical staff compensation.

General and Administrative Expenses

General and administrative expenses remained flat at $1.3 million during the fiscal year ended March 31, 2014 from the fiscal year ended March 31, 2013. The overhead savings from the sublet of the Company’s former corporate office in San Francisco on December 1, 2012 and from other prior year one-time costs were partially offset by increases in executive compensation during the fiscal year ended March 31, 2014.

Separation Expenses

Separation expenses during the fiscal year ended March 31, 2014 were nil and for the fiscal year ended March 31, 2013 were $0.2 million. The 100% decrease was due to staff reductions from the prior year closure of Salon Studio on May 31, 2012, the winding down of Salon’s subscription service and the asset sale of The Well on September 20, 2012.

Gain from Discontinued Operations

Gain from discontinued operations during the fiscal year ended March 31, 2013 was $0.2 million, representing net profit from the sale of The Well, an online discussion group, on September 20, 2012 for a purchase price of $0.4 million. There was no comparable activity for the fiscal year ended March 31, 2014.

Interest Expense

Interest expense decreased 82% to approximately $0.04 million during the fiscal year ended March 31, 2014 from $0.2 million in the fiscal year ended March 31, 2013. The 82% decrease was primarily the result of the Company’s recapitalization on March 1, 2013 in which all outstanding convertible promissory notes plus interest were exchanged for Common Stock.

Fiscal Years Ended March 31, 2013 and 2012

Net Revenues

Salon’s net revenue from continuing operations increased 5% to $3.6 million for the fiscal year ended March 31, 2013 from $3.5 million for the fiscal year ended March 31, 2012, primarily due to increases in remnant revenue and referral fees.

Advertising revenues increased 10% to $3.3 million for the fiscal year ended March 31, 2013 from $3.0 million for the fiscal year ended March 31, 2012, mainly due to an increase in third party sales which increased 23% to $1.6 million for the fiscal year ended March 31, 2013 from $1.3 million for the fiscal year ended March 31, 2012.

Salon subscription revenues decreased by 36% to $0.2 million for the fiscal year ended March 31, 2013 from $0.4 million for the fiscal year ended March 31, 2012. The decline in Salon subscription revenues recognized for the fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012 was attributable to a substantial reduction in the number of new subscribers. Salon acquired approximately 860 paid one-year subscriptions for the fiscal year ended March 31, 2013 compared to approximately 5,900 for the fiscal year ended March 31, 2012. The number of paid subscribers decreased from approximately 8,100 at March 31, 2012 to less than 8,000 at March 31, 2013. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals are no longer accepted, in anticipation of winding down the Company’s subscription service in fiscal year 2015.

All other sources of revenue were collectively $0.09 million for the fiscal year ended March 31, 2013 and $0.1 million for the fiscal year ended March 31, 2012. Approximately 50% and 76% of this revenue was derived from subscriptions to The Well, an online discussion forum, for the respective fiscal year. The decrease was mainly attributed to the sale of The Well on September 20, 2012.

Production and Content Expenses

Production and content expenses increased 4% to $3.3 million for the fiscal year ended March 31, 2013 from $3.2 million for the fiscal year ended March 31, 2012. The increase primarily reflected editorial staff additions, increased ad serving and ad revenue shares costs, partially offset by reductions in freelance costs and staff reductions from the closure of Salon Studio on May 31, 2012.

Sales and Marketing Expenses

Sales and marketing expenses remained flat at approximately $1.5 million during the fiscal year ended March 31, 2013 from the fiscal year ended March 31, 2012.

Information Technology Support Expenses

Information technology support expenses increased 34% to $1.3 million during the fiscal year ended March 31, 2013 compared to $1.0 million in the fiscal year ended March 31, 2012. The 34% increase was primarily attributed to higher consulting fees for the development and implementation of new Apple and Android mobile applications, optimization needs and an overall increase in technical staff compensation.

General and Administrative Expenses

General and administrative expenses decreased 24% to $1.2 million during the fiscal year ended March 31, 2013 versus $1.6 million for the fiscal year ended March 31, 2012. The 24% decrease was primarily attributed to a reduction in compensation from the resignation of the former Chief Financial Officer on May 31, 2012, sales and franchise tax refunds and an overall overhead reduction from the sublet of the Company’s former corporate office in San Francisco on December 1, 2012. The reduction in general and administrative expense for the fiscal year ended March 31, 2013 was partially offset by increases in legal and audit fees resulting from the Company’s recapitalization and asset sale of The Well.

Separation Expenses

Separation expenses during the fiscal year ended March 31, 2013 were $0.2 million and were nil for the year ended March 31, 2012. The 100% increase was due to staff reductions for the closure of Salon Studio on May 31, 2012, the winding down of Salon’s subscription service and the asset sale of The Well on September 20, 2012.

Gain from Discontinued Operations

Gain from discontinued operations during the fiscal year ended March 31, 2013 was $0.2 million, representing net profit from the sale of The Well, an online discussion group, on September 20, 2012 for a purchase price of $0.4 million. There was no comparable activity for the fiscal year ended March 31, 2012.

Interest Expense

Interest expense decreased 39% to approximately $0.2 million during the fiscal year ended March 31, 2013 from $0.3 million in the fiscal year ended March 31, 2012. The 39% decrease was primarily the result of the Company’s recapitalization on March 1, 2013 in which all outstanding convertible promissory notes plus interest were exchanged for Common Stock, and the refund of interest on sales and franchise taxes during the year.

Liquidity and Capital Resources

Net cash used in operations was $2.6 million for the fiscal year ended March 31, 2014, $4.3 million for the fiscal year ended March 31, 2013 and $3.2 million for the fiscal year ended March 31, 2012. The principal use of cash during the fiscal years ended March 31, 2014, 2013 and 2012 was to meet the Company’s operating deficits.

Net cash used in investing activities was immaterial for each of the fiscal years ended March 31, 2014, 2013 and 2012 and was used primarily to fund the acquisition of computers and office equipment.

Net cash provided from financing activities was $2.6 million in short-term advances from related parties for the fiscal year ended March 31, 2014. For the fiscal years ended March 31, 2013 and 2012, net cash provided from financing activities was $4.1 million and $3.1 million, respectively, consisting primarily of long-term borrowings from related parties and convertible promissory notes.

Indemnification of Officers and Directors

Salon, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at Salon’s request in such capacity. The term of the indemnification period is for the officer's, or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, Salon maintains a Director and Officer Insurance Policy that limits Salon's exposure and enables Salon to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Salon believes the fair value of these indemnification agreements is minimal.

Recapitalization

On March 1, 2013, Salon completed the first tranche of its Recapitalization, with the second tranche being finalized on April 18th, 2013. Upon completion of the recapitalization, all of Salon’s outstanding convertible notes, related party advances and certain accrued consulting fees (approximately $15.7 million in the aggregate, including interest on the convertible notes payable through February 28, 2013) and substantially all shares of its convertible Preferred Stock were exchanged for an aggregate of 72.87 million shares of Common Stock at a price of $0.35 per share.

Outstanding convertible notes plus interest at February 28, 2013 were approximately $3.5 million, all of which was exchanged in the Recapitalization for an aggregate of approximately 10 million shares of common stock. Approximately 20.2% of the convertible notes were held by a non-affiliate of the Company. Outstanding related party advances at February 28, 2013, including accrued consulting fees of $158,000, were approximately $12.1 million, all of which was exchanged in the Recapitalization for approximately 34.7 million shares of Common Stock.

As of March 31, 2014, Salon has no outstanding convertible notes and capital leases and does not anticipate entering into similar debt instruments during its year ending March 31, 2015. The following summarizes Salon’s contractual obligations as of March 31, 2014, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$188	$128	$60	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	255	255	-	-	-
Related party advances	2,791	2,791	-	-	-
Total	$4,234	$4,174	$60	$-	$-

Capital requirements

Salon has a history of significant losses and expects to incur a net loss from operations for its year ending March 31, 2015. Because of past losses, an anticipated loss next year and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for the years ended March 31, 2014, 2013 and 2012 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern. During the last three years, Salon has relied on cash from bank debt, the issuance of convertible notes and related party advances to meet its cash requirements.

Based on current cash projections for fiscal year 2015, which contemplate a smaller operating loss, positive cash flow generation in the second half of the year, and takes into account $0.9 million in related party advances received subsequent to year end, Salon estimates it will require approximately $1.5 to $2.0 million in additional funding to meet its operating needs. During fiscal year 2010, in the face of reduced revenues resulting from the recession’s impact on advertising budgets, the Company implemented significant organizational changes that lowered its breakeven level. Additional general and administrative cost savings achieved in fiscal years 2011 through 2014 have further reduced fixed costs. On May 31, 2012, after a thorough analysis of operations, a total of six staff from The Well, Salon Studio and Salon subscription services were laid off. On November 1, 2012, the Company reduced the square footage of its former corporate office space in San Francisco, California by 6,218 square feet by subletting its former corporate office and leasing substantially smaller space in San Francisco. However, if planned revenues are less than expected, then Salon will not meet its operating targets and the projected cash shortfall may be higher. Salon is in discussions with potential investors, including related parties, to obtain additional funding, and has engaged an investment banker to facilitate these efforts. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements

Salon has no off-balance sheet arrangements.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists (a consensus of the FASB Emerging Issues Task Force)  (“ASU 2013-11”). The new guidance requires entities to report an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The new guidance is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The Company does not expect the new guidance to have a material impact on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ” “ASU 2014-08”, which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” The ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not representative of a substantive change in an entity’s strategy, are reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective prospectively for fiscal years, and interim periods, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the new guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and the IASB has issued IFRS 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS. The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605,  Revenue Recognition , and most industry-specific guidance.   For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted. The Company will continue to evaluate this newly issued guidance.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million, plus accrued interest, at a rate of prime less 0.25% which will subject Salon to interest rate risk. The line of credit has been fully drawn as of March 31, 2014 and is guaranteed by Salon’s Chairman. Rates remained at a constant level throughout most of fiscal year 2014. Salon feels that the impact of the risk of future rate increases will not have a material impact. As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Salon Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Salon Media Group, Inc. and its subsidiaries (“the Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salon Media Group, Inc. and its subsidiaries as of March 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $118.7 million as of March 31, 2014. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

June 25, 2014

SALON MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$119	$96
Accounts receivable, net of allowance of $60 and $62	1,475	720
Prepaid expenses and other current assets	289	318
Total current assets	1,883	1,134

Property and equipment, net	54	58
Other assets, principally deposits	96	107
Total assets	$2,033	$1,299
Liabilities and Stockholders’ Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Advances from related parties	2,791	9,171
Accounts payable and accrued liabilities	1,210	1,128
Deferred revenue	-	15
Total current liabilities	5,001	11,314

Deferred rent	2	12
Total liabilities	5,003	11,326
Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,075 shares issued and outstanding as of March 31, 2014 and 8,141 shares issued and outstanding as of March 31, 2013 (liquidation value of $2,426 as of March 31, 2014 and $21,803 as of March 31, 2013)	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,245,442 shares issued and outstanding as of March 31, 2014 and 30,000,000 shares authorized, 29,573,265 shares issued and outstanding as of March 31, 2013	76	30
Additional paid-in capital	115,605	106,408
Accumulated deficit	(118,651)	(116,465)
Total stockholders’ deficit	(2,970)	(10,027)
Total liabilities and stockholders’ deficit	$2,033	$1,299

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,
	2014	2013	2012

Net revenues	$6,004	$3,641	$3,477

Operating expenses:
Production and content	3,447	3,308	3,174
Sales and marketing	1,917	1,521	1,517
Information technology support	1,505	1,310	974
General and administrative	1,284	1,249	1,638
Separation expenses	-	218	-
Total operating expenses	8,153	7,606	7,303

Loss from operations	(2,149)	(3,965)	(3,826)
Interest expense	(37)	(204)	(332)
Loss from continuing operations	(2,186)	(4,169)	(4,158)
Gain from discontinued operations, net of tax	-	233	60
Net loss	$(2,186)	$(3,936)	$(4,098)

Basic and diluted
Continuing operations	$(0.03)	$(0.77)	$(1.27)
Discontinued operations	$-	$0.05	$0.02
Net loss	$(0.03)	$(0.72)	$(1.25)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	73,923	5,443	3,283

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except preferred stock shares)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance, March 31, 2011	9,404	$-	3,283	$3	$99,426	$(108,431)	$(9,002)

Stock-based compensation	-	-	-	-	311	-	311
Net loss	-	-	-	-	-	(4,098)	(4,098)

Balance, March 31, 2012	9,404	-	3,283	3	99,737	(112,529)	(12,789)

Shares converted from preferred stock	(1,263)	-	7,602	8	(7)	-	1
Shares converted from convertible notes	-	-	10,012	10	3,494	-	3,504
Shares converted from accrued liabilities	-	-	113	-	40	-	40
Shares converted from related party advances	-	-	8,563	9	2,988	-	2,997
Stock-based compensation	-	-	-	-	156	-	156
Net loss	-	-	-	-	-	(3,936)	(3,936)

Balance, March 31, 2013	8,141	-	29,573	30	106,408	(116,465)	(10,027)

Shares converted from preferred stock	(7,066)	-	20,556	20	(20)	-	-
Shares converted from accrued liabilities	-	-	339	-	118	-	118
Shares converted from related party advances	-	-	25,689	26	8,965	-	8,991
Shares from options exercise	-	-	88	-	-	-	-
Stock-based compensation	-	-	-	-	134	-	134
Net loss	-	-	-	-	-	(2,186)	(2,186)

Balance, March 31, 2014	1,075	$-	76,245	$76	$115,605	$(118,651)	$(2,970)

See accompanying notes to consolidated financial statements.

36
SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Loss from continuing operations	$(2,186)	$(4,169)	$(4,158)
Less gain from discontinued operations	-	233	60
Net loss	(2,186)	(3,936)	(4,098)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	9	10	-
Bad debt expense and change in allowance for doubtful accounts	9	-	-
Stock-based compensation	134	156	311
Depreciation	36	57	92
Changes in assets and liabilities:
Accounts receivable	(764)	63	(55)
Prepaid expenses, other assets	40	(68)	(156)
Accounts payable, accrued liabilities and deferred rent	190	(392)	725
Deferred revenue	(15)	(150)	(68)
Net cash used in operating activities	(2,547)	(4,260)	(3,249)

Cash flows from investing activities:
Purchase of property and equipment	(41)	(35)	(57)
Purchase of intangible assets	-	(5)	-
Proceeds from asset sales	-	2	-
Net cash used in investing activities	(41)	(38)	(57)

Cash flows from financing activities:
Proceeds from short-term borrowings and advances	2,611	4,064	3,050
Net cash provided by financing activities	2,611	4,064	3,050

Net cash provided by discontinued operations operating activities	-	200	-

Net increase (decrease) in cash and cash equivalents	23	(34)	(256)
Cash and cash equivalents at beginning of year	96	130	386
Cash and cash equivalents at end of year	$119	$96	$130

Amount paid for interest	$-	$-	$-
Supplemental schedule of non-cash investing and financing activities:
Conversion of accounts payable, preferred stock, convertible debts and unsecured advances to common stock	$9,109	$6,542	$-
Conversion of accrued interest for convertible notes payable	$-	$233	$217

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 1.     The Company

Salon Media Group, Inc. (“Salon” or “the Company”) is an Internet media company that produces a content Website with various subject-specific sections and includes an online community. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

Note 2.     Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit as of March 31, 2014 of $118,651. In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2015. During the last three years, Salon has relied on cash from the issuance of bank debt, convertible notes and preferred stock, and related-party advances to meet its cash requirements. Based on current cash projections for next year, which contemplate a smaller operating loss, positive cash flow generation in the second half of the year, and takes into account $0.9 million in related party advances received subsequent to year end, Salon estimates it will require between $1.5 to $2.0 million in additional funding to meet its operating needs. During fiscal year 2010, in the face of reduced revenues resulting from the recession’s impact on advertising budgets, the Company implemented significant organizational changes that lowered its breakeven level. General and administrative cost savings in fiscal years 2011 through 2014 have further reduced fixed costs. However, if planned revenues are less than expected, then we will not meet our operating targets and our projected cash shortfall may be higher. Salon is in discussions with potential investors, including related parties, to obtain additional funding, and has engaged an investment banker to facilitate these efforts. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation

The consolidated financial statements include the accounts of Salon and its wholly owned subsidiaries, which are not active. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Segment and enterprise-wide reporting

Salon discloses segment enterprise-wide information in accordance with Accounting Standards Codification “ASC” 280, Segment Reporting. Based upon definitions contained within ASC 280, management has determined that Salon operates in one segment. In addition, substantially all revenues are in the United States, and all of the long-lived assets are located within the United States.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit with banks and investments that are readily convertible into cash and have original maturities of three months or less. There were no cash equivalents as of March 31, 2014 and 2013.

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

Software development costs

Information technology support expenses to develop new product offerings for internal use, such as Open Salon, are capitalized as software development costs and amortized over the expected useful live. Salon had capitalized $95 of expenditures through March 31, 2009 and fully amortized it as of March 31, 2012. No expenses were capitalized in fiscal years 2010 through 2014.

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

Revenue from Salon’s subscription services from Salon Premium and The Well are recognized ratably over their respective subscription periods. Salon Premium subscriptions are generally for one year periods. Well subscriptions were generally only for one month. As a result of The Well Asset Sale on September 20, 2012, as reported on the Company's Form 8-K filed on September 25, 2012, The Well revenue is included in discontinued operations.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources. There were no differences between the net loss for the years ended March 31, 2014, 2013 and 2012 and comprehensive loss for those periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Net loss per share

Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Year Ended March 31,
	2014	2013	2012
Numerator:
Loss from continuing operations attributable to common stockholders	$(2,186)	$(4,169)	$(4,158)
Gain from discontinued operations	$-	$233	$60
Net lost attributable to common stockholders	$(2,186)	$(3,936)	$(4,098)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	73,923,000	5,443,000	3,283,000

Basic and diluted net loss per share
Loss from continuing operations	$(0.03)	$(0.77)	$(1.27)
Gain from discontinued operations	$-	$0.05	$0.02
Net loss	$(0.03)	$(0.72)	$(1.25)

Antidilutive securities including options, warrants and convertible debts and preferred stock not included in loss per share calculation	7,105,000	37,948,000	18,015,000

Financial instruments

The carrying amounts of Salon’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate fair value because of their short maturities. Fair value of capital lease obligations, if any, approximates carrying value since they bear interest at current market rates. The fair value of advances is less than book value, but due to many factors, fair value is undeterminable at this time.

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

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Concentrations of credit risk

Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral. Salon provides an allowance for credit losses that it periodically adjusts to reflect management’s expectations of future losses. One customer accounted for approximately 14% of trade accounts receivable as of March 31, 2014. One customer accounted for approximately 13% of trade accounts receivable at March 31, 2013. One customer accounted for approximately 11% of net revenue for year ended March 31, 2014. No customer accounted for 10% or more of net revenue for the fiscal year ended as of March 31, 2013.

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists (a consensus of the FASB Emerging Issues Task Force)  (“ASU 2013-11”). The new guidance requires entities to report an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The new guidance is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The Company does not expect the new guidance to have a material impact on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ” “ASU 2014-08”, which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” The ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not representative of a substantive change in an entity’s strategy, are reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective prospectively for fiscal years, and interim periods, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the new guidance to have a material impact on our consolidated financial statements.  See Note 11, Discontinued Operations.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and the IASB has issued IFRS 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS. The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605,  Revenue Recognition , and most industry-specific guidance.   For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted. The Company will continue to evaluate this newly issued guidance.

Reclassifications

Certain reclassifications, not affecting previously reported net loss, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

Note 3. Property and Equipment

	March 31,
	2014	2013
Property and equipment, net
Computer hardware and software	$1,489	$1,466
Leasehold improvements	-	82
Furniture and office equipment	287	284
	1,776	1,832
Less accumulated depreciation	(1,722)	(1,774)
	$54	$58

Depreciation expense for the years ended March 31, 2014, 2013 and 2012 was $36, $57, and $92 respectively.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 4. Borrowing Agreements

Short-term borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%. The agreement is guaranteed in its entirety by Salon’s Chairman. The line of credit has been fully drawn as of March 31, 2014 and 2013. Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman. Deutsche Bank Securities may demand repayment of amounts borrowed at any time. Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment. As of March 31, 2014 and 2013, accrued interest on bank debt totaled $255 and $217, respectively. During the fiscal years ended March 31, 2014 and 2013, the weighted average interest rate on the Company’s short-term borrowings was 3.6% and 3.7% respectively.

Convertible notes payable

On March 1, 2013, Salon, as part of the Recapitalization, exchanged all of its convertible notes, related party advances and certain accrued consulting fees (aggregating approximately $15,700 including interest on the convertible notes through February 28, 2013) and substantially all shares of its non-affiliate convertible preferred stockholdings for an aggregate of approximately 72.88 million shares of Common Stock at a price of $0.35 per share. On March 1, 2013, the Company issued an aggregate of approximately 26.29 million shares of Common Stock in respect of all the Preferred Stock participating in the Recapitalization held by non-affiliates of the Company, all of its convertible notes and 25% of its related party advances (including the accrued consulting fees). This issuance of shares represented substantially all of the available authorized Common Stock. As a result, following the stockholder approval of the increase of authorized Common Stock on April 18, 2013 from 30 million to 150 million shares, and the filing of the Certificate of Amendment with the Delaware Secretary of State all remaining related party advances and certain accrued consulting fees as of February 28, 2013, (aggregating $9,110) and all preferred stockholdings of affiliates were exchanged for approximately 46.58 million shares of Common Stock.

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

As of March 31, 2014 and 2013, Salon has no outstanding convertible notes and does not anticipate entering into similar debt instruments during its year ending March 31, 2015.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Related Party Advances

As of March 31, 2014, the Company had received $2,800 in unsecured, interest-free cash advances from the Company’s Chairman. As of March 31, 2013, the Company had received $12,200 in unsecured, interest-free cash advances, including $10,100 from the Company’s Chairman and $2,100 from the father of Salon’s Interim CFO respectively. All such cash advances through February 28, 2013 were converted into shares of Common Stock in the Recapitalization. Subsequent to year ended March 31, 2014, the Company’s Chairman advanced an additional $860 to be used for working capital. This debt is payable on demand, and is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

Note 5. Accounts Payable and Accrued Liabilities

	March 31,
	2014	2013
Accounts payable and accrued liabilities
Accounts payable	$269	$320
Salaries and wages payable	427	206
Accrued services	79	69
Accrued interest	255	217
Other accrued expenses	180	316
	$1,210	$1,128

Note 6. 401(k) Savings Plan

Salon’s 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms. Participants may contribute from 1% to 20% of compensation, subject to statutory limitations. Employer matching contributions are discretionary based on a certain percentage of a participant’s contributions as determined by management of Salon. Salon has not made any discretionary matching contributions to the 401(k) Plan through March 31, 2014.

Note 7. Employee Stock Option Plan

Salon has two stock option plans approved by stockholders: the Salon Media Group, Inc. 2004 Stock Plan (“the 2004 Plan”) that was approved by Salon’s stockholders in November 2004 and the Salon Media Group, Inc. 2014 Stock Incentive Plan (“the 2014 Plan”) that was approved by Salon’s stockholders in March 2014. The 2004 Plan and the 2014 Plan, each with an effective term of ten years following its approval by the stockholders of the Company, allow the issuance of incentive and nonstatutory options to employees and non-employees of Salon.

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

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Under the 2014 Plan, the maximum aggregate number of shares which may be issued to all awards is 10,000,000 shares, plus an annual increase to be added on the first business day of the Company’s fiscal year beginning in 2015 equal to 1% of the number of shares outstanding as of such date or a lesser number of shares determined by the administrator.

Under the 2004 Plan and the 2014 Plan, incentive and nonqualified stock options may be granted to officers, employees, directors and consultants of Salon. Options generally vest over periods of four years. Options generally become exercisable as to 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48 per month). The exercise price of options is determined by the Board of Directors and is equal to the fair market value of the stock on the grant date. Generally, Salon’s options expire, if not exercised, ten years after the date of grant.

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

As of March 31, 2014, Salon has 7,675,000 shares authorized to be issued under the 2004 Plan of which approximately 33,000 shares remain available for future grant.

Stock based compensation expense recognized for the years ended March 31, 2014, 2013 and 2012 was $134, $156 and $311, which consisted of stock-based compensation expense related to stock options and restricted stock.

As of March 31, 2014, the aggregate stock compensation remaining to be amortized to expenses was $263. Salon expects this stock-based compensation balance to be amortized as follows: $156 during fiscal year 2015; $86 during fiscal year 2016; $18 during fiscal year 2017 and $3 during fiscal year 2018. The expected amortization reflects only outstanding stock option awards as of March 31, 2014.

No amounts were recorded relating to excess tax benefits from the exercise of stock-based compensation awards during the year ended March 31, 2014, 2013 and 2012 and as a result there were no differences in net cash used in operating and financing activities.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Year Ended March 31,
	2014	2013	2012
Risk-free interest rates	1.00 – 1.10%	0.40 – 0.41%	0.65 – 1.15%
Expected lives (in years)	4	4	4
Expected volatility	442 – 461%	459 – 477%	332 – 394%
Dividend yield	0.0%	0.0%	0.0%

The expected term of the options of four years represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of Salon’s stock over the expected term. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the vesting period of the stock options, or four years. Salon has not paid dividends in the past.

The following table summarizes activity under Salon’s plans for the years ended March 31, 2012, 2013 and 2014:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of April 1, 2011	5,372,000	$0.23		$1,459
Granted	661,000	$0.35
Expired or forfeited	(944,000)	$0.20
Outstanding as of March 31, 2012	5,089,000	$0.25	6.7	$1,289
Granted	1,542,000	$0.01
Expired or forfeited	(3,080,000)	$0.32
Outstanding as of March 31, 2013	3,551,000	$0.13	7.2	$521
Granted	3,762,000	$0.13
Exercised	(88,000)	$0.01
Expired or forfeited	(1,217,000)	$0.29
Outstanding as of March 31, 2014	6,008,000	$0.13	7.8	$383
Exercisable as of March 31, 2014	3,121,000	$0.15	6.6	$202
Vested and expected to vest as of March 31, 2014	4,620,000	$0.13	7.8	$298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following table summarizes information about stock options outstanding as of March 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01 - $0.01	1,331,000	8.3	$0.01	797,000	$0.01
$0.05 - $0.06	121,000	8.2	$0.05	54,000	$0.05
$0.10 - $0.13	3,676,000	8.6	$0.13	1,491,000	$0.12
$0.16 - $0.20	133,000	8.5	$0.19	40,000	$0.16
$0.29 - $0.35	725,000	2.6	$0.35	725,000	$0.35
$0.45 - $0.45	19,000	7.6	$0.45	11,000	$0.45
$5.20 - $5.20	3,000	1.1	$5.20	3,000	$5.20
	6,008,000	7.8	$0.13	3,121,000	$0.15

The weighted average grant date fair value per share of the stock option awards granted in the years ended March 31, 2014, 2013 and 2012 was $0.13, $0.01, and $0.35, respectively. The weighted average fair value of options vested during the years ended March 31, 2014, 2013 and 2012 was $0.08, $0.26 and $0.28 per share, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2014, 2013 and 2012 were nil. A total of 88,000 options were exercised during the year ended March 31, 2014.

Note 8. Commitments and Contingencies

Salon has an operating lease agreement for its San Francisco, California office headquarters that will expire in November 2015. Operating lease agreements for its former office space in San Francisco, California has expired in February 2014, and for its current office in Manhattan Beach, California has expired in May 2014. As of filing date of this report, Salon is in the process of negotiating renewal lease terms for its Manhattan Beach, California office. In addition, Salon’s operating lease agreement for its current office space in New York will expire in July 2014. In April 2014, Salon has committed to a new lease for its new New York office that will expire in September 2019.

Rent expense under operating lease agreements was $197, $316 and $434 for the years ended March 31, 2014, 2013 and 2012 respectively.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Total future minimum payments under operating and capital leases, short-term borrowing and convertible notes in effect as of March 31, 2014 are as follows:

	Payments Due By Period
	Total	Year 1	Year 2	Year 3	Year 4
Operating leases	$188	$128	$60	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	255	255	-	-	-
Related party advances	2,791	2,791	-	-	-
Total	$4,234	$4,174	$60	$-	$-

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

Salon has entered into an employment agreement with a certain key executive under which severance payments in the aggregate amount of approximately $40 would become due and payable in the event of her termination for other than cause or as a result of a change in control.

Note 9. Income Taxes

Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurred operating losses. As of March 31, 2014, Salon has net operating loss carry-forwards of $84,526 and $36,995 for Federal and State purposes, respectively, available to reduce future taxable income, if any. During the fiscal year ended March 31, 2014, $3,437 of federal and $1,766 of California net operating loss carry-forwards expired, with the balance expiring over time thereafter if not utilized beforehand. The federal net operating loss carry-forwards begin to expire on March 31, 2019 if not utilized beforehand.

As of March 31, 2014, Salon has research and development credit carry-forward of $9 for California income tax purposes. The research and development credit carry-forward for Federal income tax purposes expired on March 31, 2012, and the California credits carry forward indefinitely.

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

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31,
	2014	2013
Net operating losses	$30,774	$29,965
Other	462	541
Total deferred tax assets	31,236	30,506
Valuation allowance	(31,236)	(30,506)
Net deferred tax asset	$-	$-

Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets. The difference between Salon’s effective income tax rate and the federal statutory (34%) rate is as follows:

	Year Ended March 31,
	2014	2013	2012
Statutory tax benefit	$(741)	$(1,333)	$(1,393)
State taxes, net of federal benefit	(58)	(229)	(239)
Permanent differences	114	99	102
Other	(46)	390	1,189
Total	(731)	(1,073)	(341)
Change in valuation allowance	731	1,073	341
	$-	$-	$-

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2010 through 2013 tax years. State income tax returns are subject to examination for the 2009 through 2013 tax years.

As of March 31, 2014, there were no uncertain tax positions. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. For the years ended March 31, 2014, 2013 and 2012, the Company did not have any interest and penalties.

Note 10. Preferred Stock

On March 1, 2013, Salon completed the Recapitalization in which all of its convertible notes, related party advances and certain accrued consulting fees (aggregating $15,700, including interest on the convertible notes through February 28, 2013) and substantially all shares of its convertible Preferred Stock were exchanged for an aggregate of approximately 72.9 million shares of Common Stock at a price of $0.35 per share. Of the approximately 72.9 million shares of Common Stock, approximately 26.3 million shares were issued on March 1, 2013. The remaining 46.6 million shares were issued immediately upon stockholder approval of an amendment to the Company’s Restated Certificate of Incorporation increasing in the Company’s total authorized Common shares from 30 million to 150 million shares on April 18, 2013 and the filing of such amendment with the Delaware Secretary of State on the same day. The amendment to the Company’s Restated Certificate of Incorporation increasing the Common shares was previously adopted by Salon’s Board on February 1, 2013.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Following the above transactions and the 20:1 reverse stock split of November 15, 2006, the conversion rate and Common equivalent shares of Salon’s Preferred Stock is as follows as of March 31, 2014:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series C	1,075	$800	0.785	1,096,676
Total	1,075			1,096,676

The Series C Preferred Stock conversion rate is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon stock issuances. As of March 31, 2014, no dividend has been declared to the holders of Preferred Stock.

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

If, after payment has been made to the holders of Common Stock and holders of Preferred Stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of Common Stock and the holders of Series C Preferred Stock, based on the number of shares of Common Stock then held by them and issuable upon conversion of the Series C Preferred Stock then held by them. Based on available information, Salon estimates that the holders of Series C Preferred Stock hold approximately 6% of this group of stockholders.

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

The aggregate liquidation preferences of all Preferred Stock holders shall include a set price for each share plus an amount equal to all accumulated and accrued dividends, whether or not declared.

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

	Year Ended
	March 31,
	2014	2013	2012

Net revenues	$-	$120	$352

Operating expenses	-	87	292

Gain on sale	-	200	-

Income from discontinued operations, net of tax	$-	$233	$60

On September 20, 2012, Salon consummated The Well Asset Sale, as reported on the Company’s Form 8-K filed on September 25, 2012.

Note 12. Subsequent Events

Subsequent to year end, the Company has received $860 in unsecured, interest-free cash advances from the Company’s Chairman. This debt is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

On April 16, 2014, Salon entered into an office lease for Salon's new corporate offices at 132 West 31st Street, New York, NY consisting of 6,523 square feet in rentable space. The lease will commence approximately on July 1, 2014 and expire on September 30, 2019. Upon execution of the lease, a deposit in the form of a letter of credit of $204 was required. The term of the lease is five years with an effective base monthly rent expense of approximately $26, and a base year of 2014 to be utilized in allocating future excess direct expenses.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (March 31, 2014), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines as set forth in Securities and Exchange Commission Release no. 33-8810, Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2014.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Salon’s executive officers and directors as of March 31, 2014 are as follows:

Name	Age	Position
Cynthia Jeffers	39	Chief Executive Officer, Chief Technology Officer and Director
Elizabeth Hambrecht(4)	50	Interim Chief Financial Officer
David Daley	43	Editor-in-Chief
Matthew Sussberg	37	Vice President Sales
Deepak Desai (1,3)	55	Director
William Hambrecht	78	Director
George Hirsch(1)	79	Director
James Rosenfield (2)	84	Director
John Warnock(2)	73	Chairman of the Board and Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Audit Committee financial expert
(4)	Elizabeth is the daughter of William Hambrecht

Cynthia Jeffers was appointed Chief Executive Officer May 31, 2012. Ms. Jeffers has also been the Company's Chief Technology Officer since May 7, 2012. She previously served for two years as Technical Director at the Huffington Post, which was acquired by AOL Inc.  Prior to this, from 2007 to 2009, Ms. Jeffers worked as a researcher at Distance Lab, a technology research lab in northern Scotland.  Ms. Jeffers’ technical background includes experience with web, mobile and new and emerging platforms and she holds both a Master’s degree from the Interactive Telecommunications Program at New York University and a B.A. from Barnard College.

Elizabeth Hambrecht was appointed Interim Chief Financial Officer on July 2, 2013, and serves as our Corporate Secretary. Ms. Hambrecht previously served as a director of the Company from 2003 to 2012, as well as Chief Executive Officer from September 2008 until May 2009. She also previously served as the Company’s Chief Executive Officer from February 2005 until September 2007 and was the Company’s President from October 2003 until September 2007. From May 2003 through February 2005 she also served as the Company’s Chief Financial Officer and Secretary. From 1999 to March 2003, she was co-founder and Director of Asiacontent.com, an online media company focused on Asian markets. From 1997 to 2000 she was co-founder, Chief Financial Officer and Director of Boom.com, a Hong Kong-based online stock trading company. From 1992 to 1995 she was Executive Director at Goldman Sachs (Hong Kong) Ltd. From 1987 to 1992 she was Assistant Director at Barings Securities (Hong Kong) Ltd. Ms. Hambrecht holds a B.A. in History from Vassar College. She currently is a member of the Board of Trustees of the San Francisco Friends School and has previously been a member of the Board of Trustees for KQED, a public broadcast company for Northern California.

David Daley was appointed Editor-in-Chief on August 15, 2013. Mr. Daley began his employment with the Company in July 2011 as Senior Culture Editor, was promoted in March 2012 to Executive Editor, and on June 5, 2013, became Interim Editor-In-Chief. He previously served for five years at the Louisville Courier-Journal as both the Lifestyles Manager and Editor-In-Chief of the weekly Velocity newspaper. Prior to the Louisville Courier-Journal, Mr. Daley served as Features Editor for one year at Details Magazine, and as Politics/Culture Reporter and Arts Editor at the Hartford Courant and (Westchester, NY) Journal News. Mr. Daley’s holds a Master’s degree in Journalism from the University of North Carolina at Chapel Hill and a Bachelor’s degree in Political Science from Boston College.

Matthew Sussberg was appointed Vice President Sales in April 2012.  He joined Salon from Us Weekly, a division of Wenner Media, where he served as Digital Advertising Manager from March 2010 through April 2012. Mr. Sussberg also served as a Senior Account Director at The Huffington Post from February 2006 through March 2010, where he helped grow annual sales. Mr. Sussberg holds a B.A. from the University of Wisconsin.

Deepak Desai has served as a Director of Salon since September 2004.  He is currently Founder and Chief Executive Officer at Global LearnEng LLC, which he founded in July 2013.  Mr. Desai served as the Chief Strategy Officer at Universal HealthCare Group Inc, from May 2011 to February 2013.  Mr. Desai joined GlobalEnglish Corporation in June 2002 as its Chief Financial Officer and from December 2005 to January 2011 he served as its President and Chief Executive Officer.  From August 1999 to June 2001, Mr. Desai was the Chief Financial Officer of Asiacontent.com Ltd.  From July 1987 to July 1999, Mr. Desai held various positions with Time Warner, Inc., including General Manager and Chief Financial Officer with Time Life Asia, Associate Business Manager, Financial Manager and Assistant Business Manager with Time Inc. and Senior Auditor with Time Warner Inc.  Mr. Desai is a Certified Public Accountant, received a Bachelor of Commerce in Accounting from the University of Mumbai, India and an M.B.A. with a Finance emphasis from the Wharton School of Business of the University of Pennsylvania.

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

George Hirsch has served as a Director of Salon since April 2003. Mr. Hirsch is the Chairman of the Board of the U.S. subsidiary of La Cucina Italiana magazine. From 1978 to 1987, he was the founding publisher and president of The Runner magazine at which time it was merged into Runner's World. From 1987 until his retirement in 2004, he held various positions with Rodale, Inc., including Worldwide Publisher of Runner’s World, Publishing Director of Men’s Health, and Director of International Magazines. In 1973, he was founding publisher of New Times magazine and served as its President through 1979. In 1967, he was the founding publisher of New York magazine and served as its President through 1971. From 1962 through 1967, he held various positions with Time Inc. Mr. Hirsch holds a M.B.A. from the Harvard University and a B.A. in History from Princeton University.

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

Code of Conduct

Salon has adopted a Code of Conduct and Policy Regarding Reporting of Possible Violations (the “Code of Conduct”). The Code of Conduct can be found at Salon’s Website at www.salon.com/about/ir.

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

Based solely on Salon’s review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with; with the exception of reports that were not filed for the following persons: Form 3 for Ms. Jeffers pursuant to Ms. Jeffers becoming a reporting person on May 30, 2012; Form 4 for Ms. Jeffers for an option to purchase 1,056,478 shares of Common Stock granted on July 25, 2012, and Form 4 for Ms. Jeffers for an option to purchase 2,970,197 shares of Common Stock granted on July 2, 2013; Form 3s for Elizabeth Hambrecht, David Daley and Matthew Sussberg upon becoming a reporting person on July 2, 2013, June 5, 2014, and April 5, 2012, respectively; Form 4 for Matthew Sussberg for an option to purchase 350,000 shares of Common Stock granted on July 25, 2012 and upon exercise of 87,500 Employee Stock Options on August 6, 2013; Form 4 for Elizabeth Hambrecht for an option to purchase 9,970 shares of Common Stock granted on February 11, 2014; Form 4s for Mr. William Hambrecht and Mr. John Warnock for the conversion of Preferred stock, Convertible Notes and related party Advances into Common Stock on March 1, 2012; and Form 4s for Mr. Deepak Desai, Mr. William Hambrecht, Mr. George Hirsch, Mr. Jim Rosenfield and Mr. John Warnock for an option to purchase 10,000 shares of Common Stock each granted on February 11, 2014.

Audit Committee

The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the adequacy of the Company’s financial reporting and disclosure controls and processes, the adequacy of the Company’s internal control policies, the selection of the Company’s independent auditors, the scope of the annual audits, fees to be paid to the Company’s registered independent public accounting firm, the performance of the Company’s registered independent public accounting firm and the accounting practices of the Company. The Audit Committee operates under a charter that is available on our website at www.salon.com/about/ir.

During the fiscal year ended March 31, 2014, the members of our Audit Committee were Messrs. Hirsch and Desai, both of whom the Board has determined are independent directors. The Board has further determined that Mr. Desai is an audit committee financial expert within the meaning of applicable SEC rules; it based this determination on Mr. Desai’s education and experience.

ITEM 11. Executive Compensation

Executive Compensation

The following table shows, for the fiscal year ended March 31, 2014, the compensation of Salon’s (i) principal executive officer; (ii) principal financial officer; and (iii) the two most highly compensated executive officers, collectively the “Named Executive Officers”:

Summary Compensation Table

					Non-Equity
				Option	Incentive Plan
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Total ($)
Cynthia Jeffers (2)	2014	225,000	100,000	115,291	-	440,291
Chief Executive Officer	2013	197,404	-	818	-	198,222

Elizabeth Hambrecht (3)	2014	75,540	-	58	-	75,598
Interim Chief Financial Officer	2013	-	-	-	-	-

D. Alex Fernandez (4)	2014	69,295	-	-	-	69,295
Former Interim Chief Financial Officer	2013	144,667	-	1,612	-	146,279

David Daley (5)	2014	137,455	-	1,228	-	138,683
Editor-in-Chief	2013	98,053	-	133	-	98,186

Matthew Sussberg	2014	215,000	119,759	752	-	335,511
Vice President Sales	2013	212,312	43,805	875	-	256,992

1.

The amounts shown are the compensation costs recognized by Salon in fiscal years 2014 and 2013 for options awards, as determined pursuant to ASC 718 Compensation – Stock Compensation, excluding any estimates of future forfeitures. For a discussion of the assumptions used to calculate the value of the option awards, see Note 8 of the Notes to the Consolidated Financial Statements.

2.	Ms. Jeffers was appointed Chief Executive Officer effective May 29, 2012 at a base annual salary of $225,000.

3.	Ms. Hambrecht was appointed Interim Financial Officer on July 2, 2013. In her role as Interim Chief Financial Officer, Ms. Hambrecht’s annual salary is $100,000.

4.	Mr. Fernandez was appointed Interim-Chief Financial Officer on July 25, 2012 and left the Company in June 2013.

5.	Mr. Daley was appointed Editor-in-Chief on August 15, 2013 with an annual salary of $150,000.

Grants of Plan-Based Awards in Fiscal Year 2014

The following table presents information on equity awards granted during the 2014 fiscal year:

GRANTS OF PLAN BASED AWARDS

All Other
					Option		Grant
					Awards:		Date
					Number of	Exercise or	Fair Value
		Estimated Future Payouts Under			Securities	Base Price	of Stock
	Grant	Equity Incentive Plan Awards			Underlying	of Option	and Option
Name	Date	Threshold	Target	Maximum	Options	Awards (1)	Awards

Cynthia Jeffers	07/02/2013				2,970,197	$0.13	$386,125
Elizabeth Hambrecht	02/11/2014				9,970	$0.20	$1,994

(1)	The exercise price per share of each restricted stock and option was equal to the fair market value of Salon’s Common Stock on the date of grant.

Outstanding Equity Awards at Fiscal 2014 Year-End

The following table sets forth the outstanding equity awards for each Named Executive Officer as of March 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
			Equity Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price ($)	Date
Cynthia Jeffers (1)	733,665	322,813		0.01	07/25/2022
	825,054	2,145,143		0.13	07/02/2023

Elizabeth Hambrecht	-	9,970		0.20	02/11/2024

D. Alex Fernandez	-	-		-	-

David Daley	4,025	2,875		0.45	10/20/2021
	5,208	4,792		0.05	02/09/2022
	3,125	6,875		0.06	12/20/2022

Matthew Sussberg	58,333	204,167		0.01	07/25/2022

(1)

Ms. Jeffers was granted an option to purchase up to 1,056,478 shares of the Company’s Common Stock on July 25, 2012, which vests as follows: 1/24 of 528,239 of the option shares vest monthly and, simultaneously, 1/36 of 528,239 of the option shares vest monthly, subject, in each case, to Ms. Jeffers’ continuous employment. Ms. Jeffers was also granted an option to purchase 2,970,197 shares of the Company’s Common Stock on July 2, 2013, which vests as follows: 1/24 of 1,485,099 of the option shares vest monthly and, simultaneously, 1/36 of 1,485,098 of the option shares vest monthly, subject, in each case, to Ms. Jeffers’ continuous employment services. At the end of each quarter in which the Company reaches a cash flow surplus, Ms. Jeffers will also be entitled to receive an additional stock option to purchase up to 105,648 shares of the Company’s common stock, which additional stock options, in each case, will be fully vested on the date of grant and will have an exercise price per share equal to the fair market value of the Company’s Common Stock as of the date of grant.

Option Exercises during Fiscal Year 2014

During the year ended March 31, 2014, Mr. Sussberg had exercised options to acquire a total of 87,500 shares of the Company’s Common Stock at an exercise price of $0.01 per share.

401(k) Savings Plan and Other Benefits

Salon has a 401(k) savings plan for its employees that allows for matching contributions and profit sharing. Due to limited cash, Salon has never made matching or profit sharing contributions and has no intention to do so in the 2015 fiscal year. Salon does not have a deferred compensation plan for any employee. None of Salon’s executive officers is covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in conjunction with retirement.

Nonqualified Deferred Compensation

Salon does not have any nonqualified deferred compensation plan.

Potential Payments Upon Termination or Change in Control

Salon’s employment agreement with Ms. Jeffers provides for certain benefits in the event of a termination of service following a change in control of Salon. Under the agreement, Ms. Jeffers may be terminated with or without cause, provided that, except in the case of death or disability, if Ms. Jeffers is terminated by the Company without cause, or if Ms. Jeffers terminates her employment arrangement for good reason (each defined in the employment agreement), and provided that Ms. Jeffers executes and delivers a full general release of all known and unknown claims, Ms. Jeffers will be entitled to a severance payment in an amount equal to two months of her then current base salary; and, if Ms. Jeffers is covered under the Company’s group health plan at the time of such a termination, the Company will reimburse her for any COBRA premiums thereafter paid, subject to certain limitations.

Compensation of Directors

The following table details the total compensation paid to Salon’s non-employee directors for its 2014 fiscal year:

	Fees Earned
	or Paid in	Option
Name	Cash	Awards (1)	Total
Deepak Desai	-	$58	$58
William Hambrecht	-	$58	$58
George Hirsch	-	$58	$58
James Rosenfield	-	$58	$58
John Warnock	-	$58	$58

(1)

On February 11, 2014, each Director received an option to purchase 10,000 shares of Common Stock. The grant date fair value of each stock option award was $2,000. The exercise price per share for the grants to all of the Directors was $0.20. The amounts shown are the compensation costs recognized by Salon in fiscal year 2014 for option awards, as determined pursuant to ASC 718, excluding any estimates of future forfeitures. For a discussion of the assumptions used to calculate the value of the option awards, see Note 8 of Notes to the Consolidated Financial Statements.

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

Cash constraints have hampered Salon in attracting new executives. Due to insufficient cash, Salon has only been able to offer its Chief Executive Officer, its Editor-in-Chief, and its Interim Chief Financial Officer only a competitive base annual salary and until this past fiscal year, has not been able to implement a non-equity incentive compensation plan, or award meaningful annual cash bonuses to these executives. As a consequence, Salon has had to rely on stock option and restricted stock awards in lieu of cash compensation for these officers. Salon has also had to rely on offering substantial equity awards to entice prospective new executives to join Salon. Besides cash constraints, Salon faces challenges in hiring and retaining executives due to a relatively small pool of available executive talent in its industry, and because it competes with more established media companies and better funded upstarts. Salon has experienced difficulties in finding and retaining suitable executives to lead its sales and technology efforts, positions in high demand. As Salon’s brand recognition has increased, so has the demand for its trained talent.

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

Bonuses and Non-Equity Incentive Plan Compensation. Certain named executives are eligible for a cash bonus. Due to limited cash, historically no meaningful cash bonuses have been granted in the past to Salon’s Chief Executive Officer, Chief Financial Officer, or Editor-in-Chief. In fiscal year 2014, because the Company achieved specified revenue targets, it paid cash bonuses of $100,000 to Ms. Jeffers, the Company’s Chief Executive Officer and $119,759 to Mr. Sussberg, the Company’s Vice President Sales. Mr. Daley did not receive a cash bonus.

In order to align corporate goals and provide incentives for its named executive officers, it is anticipated that the Compensation Committee will approve bonus plans for fiscal year 2015 consistent with those implemented in fiscal year 2014, which will specify operating and profitability targets that should increase the enterprise value of the Company.

All bonus plans and non-equity incentive plans are approved by Salon’s Compensation Committee upon consultation with the Chief Executive Officer and Interim Chief Financial Officer.

Stock Options. Salon grants stock options to newly hired executives at the next regularly scheduled meeting of the Board of Directors, and thereafter to align the executives’ interests with those of its stockholders and as incentives to remain with Salon. Salon believes that options to purchase its Common Stock, priced at the market price on the date of grant, are the best tool to motivate executives to build stockholder value. In addition, stock options have been an appealing form of compensation to Salon because they require no cash outlay. However, these grants affect Salon’s results of operations as they require Salon to record non-cash stock-based compensation. As options are not transferable, they have no value to the executive unless the price of the stock increases after the grant. Because these options typically vest over a four-year period, they are an incentive for executives to build Salon’s value over time and encourage executives to remain in the long-term employment with Salon.

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

The number of stock options Salon granted to executives has varied widely and irregularly. During fiscal year 2014, the Board granted options to acquire 2,970,197 shares to Ms. Jeffers and options to acquire 9,970 shares to Ms. Hambrecht. During fiscal year 2013, the Board granted options to acquire 1,056,478 shares to Ms. Jeffers in connection to her appointment as Chief Executive, options to acquire 350,000 shares to Mr. Sussberg and options to acquire 35,000 shares to Kerry Lauermann, our former Editor-in-Chief.

Our Board of Directors adopted the 2014 Stock Incentive Plan (the “2014 Plan”) on January 21, 2014. The 2014 Plan provides for the grant of incentive stock options to our employees and any parent and subsidiary corporations’ employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants. As of March 31, 2014, Salon’s stock option plan allows for the granting of approximately 33,000 shares of Common Stock.

Restricted Stock. The Company’s [2004 Stock Plan, as amended, and] 2014 Stock Option Plan allow for the grant of restricted stock awards. It is contemplated that such awards will vest over a period of four years and be subject to accelerated vesting in the event that the holder is terminated for reasons other than cause, or if a change in control event were to occur. Salon feels that the issuance of restricted stock will be a valuable incentive tool for its executives as this type of equity award will have immediate value upon vesting with no cash outlay by the Company.

There was no issuance of restricted stock during fiscal year ended March 31, 2014.

Perquisites. Salon does not offer any perquisites to its executive officers.

Retirement and Other Benefits. Salon has a 401(k) savings plan for its employees that allows for matching contributions and profit sharing. Due to limited cash, Salon has never made matching or profit sharing contributions and has no intention to do so in the 2015 fiscal year. Salon does not have a deferred compensation plan for any employee.

Named Executive Officer Cash Compensation

Cynthia Jeffers, who became Chief Executive Officer effective May 30, 2012, is entitled to a base salary of $225,000 per annum. Prior to her appointment, Ms. Jeffers was serving as Chief Technology Officer at a base salary of $200,000 per annum. As described above, Ms. Jeffers received a $100,000 cash bonus for fiscal 2014.

Elizabeth Hambrecht, who was appointed Interim Chief Financial Officer on July 2, 2013, was entitled to a base salary of $100,000 per annum.

David Daley, who was promoted to Editor-in-Chief in August 2013, has a base salary of $150,000 per annum.

Matthew Sussberg joined Salon in April 2012, as Vice President Sales, has a base annual salary of $215,000 per annum. As described above, Mr. Sussberg received a $119,759 cash bonus for fiscal 2014.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits deductions for executive compensation in excess of $1 million except for certain compensation which qualifies for a performance-based exception. Certain types of compensation in excess of $1 million are deductible by a company if performance criteria are specified in detail and are contingent on stockholder approval of the compensation arrangement. As Salon has been unable to award bonuses and other forms of non-equity incentive compensation to any of its Named Executive Officers due to limited cash, the $1 million limitation has not been a factor for Salon. In the future, Salon and the Compensation Committee will endeavor to structure executive compensation plans to achieve maximum deductibility under Section 162(m) with minimal effects on flexibility and corporate objectives.

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

THE COMPENSATION COMMITTEE

James Rosenfield

John Warnock

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding Equity Compensation Plans may be found in Part II, Item 5, commencing on page 27 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of June 1, 2014 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each director and nominee, (c) each executive officer named in the Summary Compensation Table, and (d) by all executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership (2)	of Class (3)
Shea Ventures LLC (4)	4,474,597	5.80%

Executive Officers and Directors
John Warnock (5)	45,227,669	59.29%
William R. Hambrecht (6)	17,231,303	22.60%
Cynthia Jeffers (7)	2,117,979	2.70%
Elizabeth Hambrecht (8)	1,965,320	2.58%
Matthew Sussberg (9)	87,500	0.11%
George Hirsch (10)	46,732	0.06%
James Rosenfield (11)	46,000	0.06%
Deepak Desai (12)	38,500	0.05%
David Daley (13)	14,599	0.02%
All executive officers and directors as a group (9 persons)	66,775,602	85.02%

(1)	The address for all beneficial owners is c/o Salon Media Group, Inc., 870 Market Street, Suite 528, San Francisco, CA 94102.

(2)

Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(3)

Calculated on the basis of 76,245,442 shares of Common Stock outstanding as of June 1, 2014, shares of Common Stock underlying options exercisable within 60 days of June 1, 2014 and shares of Common Stock that a stockholder has the right to acquire upon conversion of shares of Series C Preferred Stock.

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

(5)	Consists of 45,192,669 shares of Common Stock held by the Chairman of the Board of Salon. Includes 35,000 shares subject to options that may be exercised within 60 days of June 1, 2014.

(6)

Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”) and is the Chairman and Chief Executive Officer of those entities. The Hambrecht Entities own 17,231,303 shares of Common Stock. Elizabeth Hambrecht, Interim Chief Financial Officer, has a pecuniary ownership interest in the Hambrecht Entities. Mr. Hambrecht individually owns 17,231,303 shares of Common Stock. Includes ownership by The Sarah and William Hambrecht Foundation of 1,136,005 shares of Common Stock. William Hambrecht and Elizabeth Hambrecht are Directors and have voting rights in the Sarah and William Hambrecht Foundation. Includes ownership by HAMCO Capital Corporation, consisting of 527,068 shares of Common Stock. Mr. Hambrecht and Ms. Hambrecht both have an ownership interest in HAMCO Capital. Includes ownership by Ironstone Group, Inc., consisting of 2,006,827 shares of Common Stock. Mr. Hambrecht and Ms. Hambrecht both have an ownership interest in Ironstone Group, Inc. Mr. Hambrecht and Ms. Hambrecht disclaim beneficial ownership of the shares of Salon’s Common Stock held directly by the Hambrecht Entities, HAMCO Capital and Ironstone, other than their proportionate ownership interest.

(7)	Includes 2,117,979 shares subject to options that may be exercised within 60 days of June 1, 2014.

(8)	Ms. Hambrecht has an ownership interest in the Eu Revocable Trust, consisting of 1,965,320 Common shares.

(9)	Consists of 87,500 shares of Common Stock acquired through the exercise of options.

(10)	Consists of 732 shares of Common Stock held by the Director and 46,000 shares subject to options that may be exercised within 60 days of June 1, 2014.

(11)	Includes 46,000 shares subject to options that may be exercised within 60 days of June 1, 2014.

(12)	Includes 38,500 shares subject to options that may be exercised within 60 days of June 1, 2014.

(13)	Includes 14,599 shares subject to options that may be exercised within 60 days of June 1, 2014.

Series C Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series C Preferred Stock as of June 1, 2014 by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series C Preferred Stock.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership	of Class
Shea Ventures LLC	697	64.8%
Wenner Media LLC	250	23.3%
E&M RP Trust (Descendant’s Trust u/a Tenth)	128	11.9%

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

In May 2007, Salon entered into a line of credit with Deutsche Bank Securities, Inc. for borrowings of up to $1 million plus accrued interest. This agreement is guaranteed in its entirety by John Warnock, Salon’s Chairman. As of March 31, 2014 and March 31, 2013, the line was fully drawn. Accrued interest thereon is $255,000.

From April 2008 through October 2011 the Company sold $2.6 million of convertible promissory notes. The notes had a four year maturity, bore interest at a fixed rate of 7.5% per annum, payable annually in cash or in kind, and were convertible into Common Stock at the rate of $1.68 per share. Mr. Warnock and Mr. Hambrecht each purchased notes in the amount of $1.6 million. The maturity date was extended to October 31, 2012.

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

On March 1, 2013, Salon entered into a Purchase Agreement with certain affiliates in connection with the Recapitalization, pursuant to all of Salon’s convertible notes, related party advances and certain accrued consulting fees (aggregating $15.7 million, including interest on the convertible notes through February 28, 2013) and substantially all shares of its convertible Preferred Stock were exchanged for an aggregate of 72.9 million shares of Common Stock at a price of $0.35 per share. Of this 72.9 million shares of Common Stock, 26 million shares were issued on March 1, 2013. The remaining 47 million shares were issued immediately upon stockholder approval of an amendment to the Company’s Restated Certificate of Incorporation increasing in the Company’s total authorized Common shares on April 18, 2013 and the filing of such amendment with the Delaware Secretary of State on the same day. As a result of the Recapitalization, as of March 31, 2013, Salon has no outstanding convertible notes and aggregate advances by Mr. Warnock and Mr. Hambrecht were $7,641 and $1,530 respectively. Upon the increase in the Company’s authorized shares of Common Stock and the issuance of the remaining 47 million shares to complete the Recapitalization on April 18, 2013, aggregate advances by Mr. Warnock and Mr. Hambrecht were $320 and nil.

During fiscal 2014, Mr. Warnock provided working capital in the form of unsecured, interest free cash advances in the amounts of $2,611. As of March 31, 2014, aggregate advances by Mr. Warnock and Mr. Hambrecht were $2,611 and nil, respectively.

Subsequent to March 31, 2014, Mr. Warnock provided an additional $860 to meet Salon’s working capital requirements. These unsecured, interest-free advances are exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons

Salon has primarily relied on cash infusion from related persons to meet cash operating needs from the year ended March 31, 2003 through the year ended March 31, 2014. During this period of inadequate cash, the Board of Directors approved related person transactions after full disclosure of the interests of related parties.  Subsequent to March 31, 2007, Salon’s Audit Committee separately, or in conjunction with the full Board, excluding those related parties involved in such transactions reviewed, approved and/or ratified all related party transactions, as the Audit Committee is empowered to do under Salon's Audit Committee Charter.

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

ITEM 14. Principal Accountant Fees and Services

Burr Pilger Mayer, Inc. is Salon’s independent registered public accounting firm. The aggregate audit fees billed by Burr Pilger Mayer, Inc. for the year ended March 31, 2013 were approximately $168,000 and for the year ended March 31, 2014 are estimated to be approximately $100,000. In addition, corporate tax filing fees for the year ended March 31, 2013 were approximately $45,000. The aggregate corporate tax filing fees for the year ended March 31, 2014 are estimated to be approximately $11,000. Fiscal year 2009 was the first year Burr Pilger Mayer, Inc. was engaged to perform corporate tax filing services. Except for corporate tax filing services, Burr Pilger Mayer, Inc. did not perform any services for which Salon incurred fees for non-audit related fees, or other fees.

During the year ended March 31, 2014, all audit and tax fees were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

1.     Financial Statements

The information concerning Salon’s financial statements and the Report of Burr Pilger Mayer, Inc., Salon’s Independent Auditors required by this item are incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2.     Financial Statement Schedules

None.

3.     Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit
Number	Description of Document
3.1(1)	Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the Delaware on March 13, 2014
3.2(2)	Restated Bylaws of Salon, as amended through March 13, 2014.
10.1(3)	Salon Media Group, Inc. 2004 Stock Plan.
10.2(3)	Form of the Salon Media Group, Inc. Notice of Grant of Stock Option and Stock Option Agreement.
10.3(4)	Employment Agreement with David Talbot dated July 22, 2011.
10.4(5)	Separation Agreement between Norman Blashka and Salon Media Group, Inc. entered into on June 4, 2012.
10.5(6)	Employment Agreement with Cynthia Jeffers, dated December 3, 2012.
10.6(7)	Employment Agreement with Elizabeth Hambrecht, dated July 7, 2013.
10.7(8)	Asset Sale Agreement between the Well Group, Inc. and Salon Media Group, Inc. entered into on September 20, 2012.
10.8(9)	Form of Purchase Agreement, dated as of March 1, 2013
10.9(9)	Voting Agreement, dated as of February 28, 2013
10.10(10)	2014 Stock Incentive Plan
10.11(11)	Office Lease between 132 West 31st Street Building Investors II, LLC and Salon Media Group, Inc., dated April 16, 2014
23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.
31.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
31.2	Certification of Elizabeth Hambrecht, Interim Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Certification of Elizabeth Hambrecht, Interim Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

Footnote	Footnote Description
1	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.
2	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.
3	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on June 29, 2005.
4	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 27, 2011.
5	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 4, 2012.
6	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed December 10, 2012.
7	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed July 7, 2013.
8	Incorporated by reference to the exhibits filed with Salon’s Quarterly Report on Form 10-Q filed November 14, 2012.
9	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed March 7, 2013.
10	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.
11	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed May 14, 2014.
12	Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on May 27, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALON MEDIA GROUP, INC.

By:	/s/ Cynthia Jeffers
Cynthia Jeffers
Chief Executive Officer

Date: June 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cynthia Jeffers	Chief Executive Officer and Director	June 26, 2014
Cynthia Jeffers	(Principal Executive Officer)

/s/ Elizabeth Hambrecht	Interim Chief Financial Officer	June 26, 2014
Elizabeth Hambrecht	(Principal Financial and Accounting Officer)

/s/ Deepak Desai	Director	June 26, 2014
Deepak Desai

/s/ William Hambrecht	Director	June 26, 2014
William Hambrecht

/s/ George Hirsch	Director	June 26, 2014
George Hirsch

/s/ James H. Rosenfield	Director	June 26, 2014
James H. Rosenfield

/s/ John Warnock	Chairman of the Board, Director	June 26, 2014
John Warnock