Form 10-Q
period 2014-06-30
SALON MEDIA GROUP INC
filed 2014-08-14
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

(415) 275-3911

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 1, 2014 was 76,245,442 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I:   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30,	March 31,
	2014	2014 (1)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$139	$119
Accounts receivable, net of allowance of $60	1,264	1,475
Prepaid expenses and other current assets	183	289
Total current assets	1,586	1,883
Property and equipment, net	47	54
Other assets, principally deposits	301	96
Total assets	$1,934	$2,033
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	3,651	2,791
Accounts payable and accrued liabilities	1,079	1,210
Deferred revenues	12	-
Total current liabilities	5,742	5,001

Deferred rent	2	2
Total liabilities	5,744	5,003
Commitments and contingencies (See Note 5)

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 1,075 shares issued and outstanding as of June 30, 2014 and March 31, 2014 (liquidation value of $2,443 as of June 30, 2014 and $2,426 as of March 31, 2014)	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,245,442 shares issued and outstanding as of June 30, 2014 and March 31, 2014	76	76
Additional paid-in capital	115,651	115,605
Accumulated deficit	(119,537)	(118,651)
Total stockholders' deficit	(3,810)	(2,970)
Total liabilities and stockholders' deficit	$1,934	$2,033

(1)  Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30,
	2014	2013

Net revenues	$1,243	$1,197

Operating expenses:
Production and content	938	810
Sales and marketing	406	415
Information technology support	398	380
General and administrative	377	271
Total operating expenses	2,119	1,876

Loss from operations	(876)	(679)
Interest expense	(10)	(9)
Net loss	$(886)	$(688)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted-average shares of Common Stock used in computing basic and diluted net loss per share	76,245	66,943

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(886)	$(688)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense and change in allowance for doubtful accounts	-	9
Depreciation	8	10
Stock-based compensation	46	8
Changes in assets and liabilities:

Accounts receivable	211	(346)
Prepaid expenses and other assets	(99)	130
Accounts payable, accrued liabilities and deferred rent	(131)	(36)
Deferred revenues	12	(8)
Net cash used in operating activities	(839)	(921)

Cash flows from investing activities:
Purchase of property and equipment	(1)	(5)
Net cash used in investing activities	(1)	(5)

Cash flows from financing activities:
Proceeds from related party advances	860	851
Net cash provided by financing activities	860	851

Net increase (decrease) in cash and cash equivalents	20	(75)
Cash and cash equivalents at beginning of period	119	96
Cash and cash equivalents at end of period	$139	$21

Supplemental schedule of non-cash financing activity:
Conversion of preferred stock, unsecured advances and payables into common shares	$-	$9,129

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

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's condensed consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2014, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the Securities and Exchange Commission on June 27, 2014. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three month period ended June 30, 2014 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2015.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of June 30, 2014 of $119,537. In addition, we expect to incur a net loss from operations for the fiscal year ending March 31, 2015. Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2014, 2013, and 2012, included a “going-concern” audit opinion on the consolidated financial statements for those years.  The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability.  As a result of the “going-concern” opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Our operating forecast for the remainder of the fiscal year ending March 31, 2015 anticipates continued but reduced operating losses. We estimate we will require approximately $600 - $1,100 in additional funding to meet our operating needs for the balance of our fiscal year. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. During the current and previous fiscal years, we have relied on funding from related parties. Through August 14, 2014, our Chairman has provided an aggregate of $3,901 in cash advances since March 1, 2013. We remain dependent upon our two largest stockholders for continued financial support while we seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. We are working with our advisors in our efforts to obtain such funding, and explore strategic alternatives. However, we do not currently have an agreement in place to provide any financing, and there is no certainty that we will be able to enter into definitive agreements for additional financings or other strategic alternatives on commercially reasonable terms, if at all.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit with banks and investments that are readily convertible into cash and have original maturities of three months or less.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject Salon to concentration of credit risk consist primarily of trade accounts receivable.  We perform ongoing credit evaluations of our customers, but do not require collateral.  We provide an allowance for credit losses that we periodically adjust to reflect our management’s expectation of future losses.

One customer accounted for approximately 15% of net revenues for the three months ended June 30, 2014 and one customer accounted for approximately 10% of net revenues for the three months ended June 30, 2013. One customer accounted for approximately 11% of total accounts receivable as of June 30, 2014 and no customers accounted for more than 10% of total accounts receivable as of June 30, 2013.

Stock-Based Compensation

We account for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

Stock options totaling 29,850 were granted during the quarter ended June 30, 2014. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,
	2014	2013
Risk-free interest rates	1.25%	-
Expected term (in years)	4	-
Expected volatility	425%	-
Dividend yield	0%	-

The expected term of the options of four years represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on historical volatility of Salon’s stock over a period equal to the expected term of the options. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the service period of the stock options, or four years. We have not paid dividends in the past.

As of June 30, 2014, the aggregate stock compensation remaining to be amortized to expense was $232. Salon expects this stock compensation balance to be amortized as follows: $119 during the remainder of fiscal 2015; $89 during fiscal 2016; $20 during fiscal 2017 and $4 during fiscal 2018. The expected amortization reflects outstanding stock option awards as of June 30, 2014 expected to vest.

There were no stock options granted during the quarter ended June 30, 2013.

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss or total assets, have been made to the previously issued condensed consolidated financial statements to conform to the current period presentation.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

2.         Borrowing Agreements

Short-term Borrowings

In May 2007, we finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1,000 at a rate of prime less 0.25%. Our obligations under this agreement are guaranteed in their entirety by our Chairman. The line of credit has been fully drawn as of June 30, 2014. Deutsche Bank Securities may demand repayment of amounts borrowed at any time. Additionally, our Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment. As of June 30, 2014, accrued interest on short-term borrowings totaled approximately $265.

As of June 30, 2014 and 2013, the weighted-average interest rate on the Company’s short-term borrowings was 3.6% and 3.7%, respectively.

Related Party Advances

During the three months ended June 30, 2014 and 2013, we received unsecured, interest-free cash advances totaling $860 and $851, respectively, to fund operations from our Chairman. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

3. Stock Option Plans

We have two equity incentive plans, the Salon Media Group, Inc. 2004 Stock Plan and the Salon Media Group, Inc. 2014 Stock Incentive Plan, as described in Note 7, “Employee Stock Option Plan,” of the notes to consolidated financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

The following table summarizes activity under the Salon Media Group, Inc. 2004 Stock Plan for the three months ended June 30, 2014:

		Weighted-
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of March 31, 2014	6,008,000	$0.13
Options granted under all plans	30,000	$0.25
Exercised	-	-
Expired and forfeited	(20,000)	$0.15
Outstanding as of June 30, 2014	6,018,000	$0.13	$331,000
Vested as of June 30, 2014	3,574,000	$0.14	$209,000
Vested and expected to vest	5,025,000	$0.13	$286,000

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Options totaling 29,850 shares were awarded during the three months ended June 30, 2014. There were no options awarded during the three months ended June 30, 2013. The weighted-average fair value of options vested during each of the three month periods ended June 30, 2014 and 2013 was $0.09 per share and $0.05 per share, respectively. There were no option exercises during the three months ended June 30, 2014.

Our Board of Directors also approved a resolution on June 12, 2014 to amend the Salon Media Group, Inc. 2014 Stock Incentive Plan (the 2014 Plan) to comply with the California Code of Regulations and Internal Revenue Service regulations. As of June 30, 2014, no stock options have been awarded under the 2014 Plan.

We recognized stock-based compensation expense of $46 and $8 during the three months ended June 30, 2014 and 2013, respectively.

4.         Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the period, as follows:

	Three Months Ended
	June 30,
	2014	2013
Numerator:
Net loss attributable to common stockholders	$(886)	$(688)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	76,245,000	66,943,000

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.01)

Antidilutive securities including options, warrants and convertible notes and preferred stock not included in net loss per share calculation	7,115,000	4,607,000

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

5.         Commitments and Contingencies

On October 17, 2012, we signed a new office lease agreement to relocate our San Francisco headquarters to 870 Market Street, Suite 528, San Francisco, California. The three-year lease for approximately 2,405 square feet in space, commenced on December 1, 2012 and will terminate on November 30, 2015.

On April 16, 2014, we entered into an office lease for our new corporate offices at 132 West 31st Street, New York, New York consisting of 6,523 square feet in rentable space. The lease commenced on July 1, 2014 and will expire on September 30, 2019. Upon execution of the lease, a deposit in the form of a letter of credit of $204 was required. The term of the lease is five years with an effective base monthly rent expense of approximately $26, and a base year of 2014 to be utilized in allocating future excess direct expenses.

The following summarizes our office lease commitments and short-term borrowings as of June 30, 2014:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating leases	$1,747	$327	$671	$663	$86
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	265	265	-	-	-
Related party advances	3,651	3,651	-	-	-
Total	$6,663	$5,243	$671	$663	$86

6.         Preferred Stock

The conversion rate and common equivalent shares of our Preferred Stock as of June 30, 2014 are as follows:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series C	1,075	$800	0.785	1,096,676
Total	1,075			1,096,676

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

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In event of a liquidation, the holders of the Series C Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of Common Stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of June 30, 2014, no dividend has been declared to the holders of Preferred Stock.

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

The aggregate liquidation preferences of all Preferred Stockholders as of June 30, 2014 were $1,720 excluding the effect of undeclared dividends, and $2,443 including the effect of undeclared dividends. We have never declared a dividend and do not expect to declare a dividend in the future.

Neither the Series C Preferred Stock nor the underlying shares of Common Stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

7.        Subsequent Events

From July 1, 2014 through August 14, 2014, we received unsecured interest-free cash advances totaling $250 from our Chairman.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q should be considered in conjunction with the audited consolidated financial statements, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “Fiscal 2014 Annual Report”) filed with the Securities and Exchange Commission.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, Internet advertising market performance, subscription service plans, non-web opportunities and revenue sources.  In this report, the words “anticipates,” “believes,” “expects,” “estimates,” “intends,” “future,” and similar expressions identify forward-looking statements. Although we believe our plans, intentions and expectations reflected in such forward-looking statements are reasonable,  we can give no assurance that such plans, intentions or expectations will be achieved.  Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any forward-looking statements as circumstances change, except as required by law.

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

We focus on excellence in our core editorial product so we can attract a highly attractive and affluent audience. Our readership consists of a global community that is demanding and engaged. According to ComScore and Nielsen’s Online @Plan media profiling, our readers are on average 36 years old, highly affluent (with an average income of $96,000) and well educated (85% college educated). They are considered influencers in public policy, culture, art, technology and fashion. We believe our user profile makes our Website a valuable media property for advertisers and retailers that are allocating marketing resources to target consumers online.

We have a history of significant losses and expect to incur a loss from operations, based on generally accepted accounting principles, for our fiscal year ending March 31, 2015 and potentially for future years. Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2014, 2013, and 2012, included a “going-concern” audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the “going-concern” opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

In May 2012, we adopted a strategy that has led to the most significant period of user growth in our history. In June 2014, we reached our all-time high of 17.6 million unique users as measured by Google Analytics. Our strategy focuses on growing our user base, which in turn increases our attractiveness to advertisers, leading to growth in revenue. Our strategy is predicated on the following core principals: (1) create high quality content that meets our users’ interests; (2) make strategic hires to bring in new editorial talent and online news business expertise; and (3) innovate to bring great products to our users. We believe our focus on these core principals provides opportunity for future growth.

Highlights from Quarter ended June 30, 2014

●

Net revenues were flat at $1.2 million in the quarter ended June 30, 2014 versus $1.2 million in the same period in the prior year. The flat revenue was a result of the competitive advertising landscape for Internet media companies that have not yet reached scale.  Our revenues were also impacted by short-falls form a large brand campaign that was cancelled across all media sites. As a result, we were able to deliver and bill only $280,000 of a total $430,000 multi-month campaign, with the bulk of that impact in the June and September quarters.

●

Net loss was $0.9 million during the quarter ended June 2014, an increase from $0.7 million during the same period last year. The larger losses resulted from an increase in operating expense to $2.1 million, compared to $1.9 million in the same period last year, reflecting more investment into content, and a general increase in administrative expense.

●

Unique visitors to the Salon.com Website during the June 2014 quarter increased 60% compared to the quarter ended June 30, 2013, and increased 20% compared to the quarter ended March 31, 2014, according to data compiled by Google Analytics. Unique visitors as measured by comScore Media Metrix increased 24% compared to the March 2014 quarter, and no comparable data was available for the June 2013 quarter as the comScore data is a new measurement that has been available only since July 2013. The difference between the two sources is that comScore uses a panel-centric method for counting unique visitors rather than the tagging technology used by Google.

●	In June 2014, we experienced our highest ever number of readers, with 17.6 million unique visitors coming to our Website and 53.5 million page views during the month, according to Google Analytics.

●

Two articles reached new Salon readership records, both attracting approximately 3 million pageviews according to Google Analytics.  One of these articles was Kim Brooks' much-buzzed-about life essay on being arrested for leaving her child in the car, which was featured on Good Morning America, CBS This Morning, Anderson Cooper and other TV outlets.  The other article was a heartbreaking piece by an Atlanta mom whose son was nearly killed in an unnecessary and possibly unlawful SWAT raid of the home where she was staying. Both articles were widely posted on social media sites like Facebook, Reddit and Twitter.

●

Our writer, Heather “Digby” Parton, won a Hillman Prize for Opinion and Analysis writing. We were also a 2014 honoree by the Webby Awards for best writing. Both are a high honor and goes right to the heart of what we do best:  fearless journalism, brilliant writing and essential analysis.

●

A continued focus on our mobile platforms and social media reach led to gains in these areas. Our shift to mobile readers continues, growing to 56% of unique visitors in June 2014 compared to 35% in June 2013 according to Google Analytics. During the June 2014 quarter, overall traffic from the mobile platforms increased 122% compared to the quarter ended June 2013 and 21% compared to the quarter ended March 2014, mostly due to the top articles going viral on Facebook mobile and tablet platforms.

●

Social media traffic grew 37% in the quarter ended June 2014 according to Google Analytics compared to the March 2014 quarter, and 121% compared to the June quarter in 2013. Facebook continues to be the largest social media referrer, with Facebook referrals increasing 42% in the June 2014 quarter versus the March 2014 quarter, and 231% compared to the June 2013 quarter. Twitter and Reddit also grew strongly in the June 2014 quarter, increasing 34% and 133% respectively compared to the quarter ended March 2014.

●

We launched a new mobile-friendly in-stream ad unit that runs in the story well as well as between paragraphs to better integrate the video into the article. This ad treatment has been popular with our advertisers. We launched this unit with an AT&T campaign, and others such as National Geographic have since used it.

Sources of Revenue

Most of our net revenues are derived from advertising from the sale of promotional space on our Website. The sale of promotional space is generally less than ninety days in duration. Advertising units sold include “rich media”, a term commonly used to describe interactive multi-media and streaming advertisements, as well as traditional banner and pop-up advertisements.

We previously derived a portion of our net revenues from our Salon Premium subscription program. This source of revenue has declined since our quarter ended December 31, 2004, when paid subscriptions peaked at approximately 89,100. As of June 2012, the costs associated with maintaining the subscription program were higher than the revenues generated, so new subscriptions and renewals were no longer accepted, and the wind down of our subscription service will be completed in fiscal year 2015.

We also generate revenue from the licensing of content that previously appeared in our Website, and from traffic referrals to third party Websites.

Expenses

Production and content expenses consist primarily of salaries and related expenses for our editorial and production staff, payments to freelance writers and artists, bandwidth costs associated with serving pages and ad serving costs.

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and related personnel costs, travel, and other costs associated with our sales force, and business development efforts. They also include marketing promotions.

Technology expenses consist primarily of salaries and related personnel costs associated with the development, testing and enhancement of our software to manage our Website, as well as our marketing and sales efforts.

General and administrative expenses consist primarily of salaries and related personnel costs, accounting and legal fees, rents, and other fees associated with operating a publicly traded company. Certain shared overhead expenses are allocated to other departments.

Interest expense includes accrued interest on our outstanding debt.

In accordance with Accounting Standards Codification (ASC) 718, “Stock Compensation” (ASC 718), our expenses include stock-based compensation expenses related to stock option and restricted stock grants to employees, non-employee directors and consultants. These costs are included in the various departmental expenses.

Critical Accounting Policies

The preparation of financial statements in conformity with Generally accepted accounting principles (GAAP) requires us to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Our significant accounting policies are described in Note 2 to the consolidated financial statements in our Fiscal 2014 Annual Report. We believe accounting policies and estimates related to revenue recognition and stock-based compensation are the most critical to our financial statements. Future results may differ from current estimates if different assumptions are used or different conditions were to prevail.

Revenue Recognition

We recognize revenues once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Revenues are recognized ratably over the period in which our obligations are fulfilled. Payments received before our obligations are fulfilled are classified as “Deferred revenues” in our consolidated balance sheet.

Advertising revenues, derived from the sale of promotional space on our Website, comprised 90% and 94% of our revenues, respectively, for the three months ended June 30, 2014 and 2013. The duration of the advertisements is generally short-term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Our obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, we defer recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

We previously offered a pay-for-online content service called Salon Premium, which provided unrestricted access to our Website with no advertisements, as well as other giveaways and benefits. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals were no longer accepted and the wind down of our subscription service will be completed in fiscal year 2015.

Accounting for Stock-Based Compensation

We account for stock-based compensation under ASC 718 and recognize the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based compensation expense of $46,000 and $8,000 during the three months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had an aggregate of $232,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $119,000 during the remainder of fiscal 2015; $89,000 during fiscal 2016; $20,000 during fiscal 2017 and $4,000 during fiscal 2018. The expected amortization reflects only outstanding stock option awards as of June 30, 2014 expected to vest. We expect to continue issuing stock-based awards to our employees in future periods.

The full impact of stock-based compensation in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of new long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, achievement of specific goals for performance-based grants, the fair value of the stock awards at the time of grant and the tax benefit that we may or may not receive from stock-based expenses. Additionally, stock-based compensation requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards.

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net revenue

Net revenue remained flat at $1.2 million for the three months ended June 30, 2014 from a year ago.

Advertising revenues remained flat at $1.1 million for the three months ended June 30, 2014 from a year ago. Direct ad sales captured approximately 45% and network ad sales captured approximately 55% of total advertising revenue for each of the three months ended June 30, 2014 and 2013.

The number of average monthly unique Website visitors for the three months ended June 30, 2014 increased approximately 45% to 14.9 million from 10.3 million for the same period last year. The increase is largely attributable to our efforts to expand and enrich our original editorial content. Our ability to increase the number of monthly unique Website visitors is a significant factor in our strategy to attract additional advertisers on our Website. Increasing the number of unique Website visitors is critical to our business, as they facilitate the generation of ad impressions sold to advertisers.

Salon Premium subscription revenues were immaterial for the three months ended June 30, 2014 as we no longer accepted new subscriptions and renewals as of June 2012, and the wind down of our subscription service will be completed in fiscal year 2015.

Revenues from all other sources grew from an immaterial amount for the three months ended June 30, 2013 to $0.1 million for the same period ended June 30, 2014. The increase was attributable to increases in referral fees revenue.

Expenses

Production and content

Production and content expenses increased 16% to approximately $0.9 million for the three months ended June 30, 2014 from approximately $0.8 million for the three months ended June 30, 2013. The $0.1 million increase primarily resulted from costs of freelance writer contributions and news wires.

Sales and marketing

Sales and marketing expenses remained flat at approximately $0.4 million for the three months ended June 30, 2014 from a year ago.

Technology

Technology expenses remained flat at approximately $0.4 million for the three months ended June 30, 2014 from a year ago.

General and administrative

General and administrative expenses increased 39% to approximately $0.4 million for the three months ended June 30, 2014 from approximately $0.3 million for the three months ended June 30, 2013. The $0.1 million increase primarily resulted from higher stock compensation costs and consultant fees, partially offset by savings from headquarter lease costs.

Interest expense

Interest expense for the three months ended June 30, 2014 remained flat and immaterial at $0.01 million from a year ago.

Liquidity and capital resources

Net cash used in operations was approximately $0.8 million for the three months ended June 30, 2014. The principal uses of cash during the three months ended June 30, 2014 were to fund the $0.9 million net loss for the period, partially offset by $0.2 million decrease in net accounts receivable and various working capital and immaterial non-cash items. The accounts receivable, net as of June 30, 2014 of $1.3 million represent primarily advertising sales during the period, and are expected to be collected within the next four months. Net cash used in investing activities was immaterial during each of the three months ended June 30, 2014 and 2013.

Net cash provided by financing activities was $0.9 million for each of the three months ended June 30, 2014 and 2013, reflecting cash advances from related parties.

Our operating forecast for the remainder of the fiscal year ending March 31, 2015 anticipates continued but reduced operating losses. We estimate we will require approximately $0.6 - $1.1 million in additional funding to meet our operating needs for the balance of our fiscal year. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. During the current and previous fiscal years, we have relied on funding from related parties. In this fiscal year through August 14, 2014, our chairman has provided $1.1 million in cash advances. We remain dependent upon our two largest stockholders for continued financial support while we seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. We are working with our advisors in our efforts to obtain such funding, and explore strategic alternatives. However, we do not currently have an agreement in place to provide any financing, and there is no certainty that we will be able to enter into definitive agreements for additional financings or other strategic alternatives on commercially reasonable terms, if at all.

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2014:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,747	$327	$671	$663	$86
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	265	265	-	-	-
Related party advances	3,651	3,651	-	-	-
Total	$6,663	$5,243	$671	$663	$86

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain all of our cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, we entered into a credit agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1.0 million at a rate of prime less 0.25% which subjects us to interest rate risk. We feel that the risk of a rate change is not material as we contemplate having a maximum of only $1.0 million of variable rate debt outstanding during our fiscal year ending March 31, 2015. As of June 30, 2014, we had $1.0 million plus accrued interest outstanding under this agreement, payable on demand. As we conduct all of our business in the United States, we are not subject to foreign exchange risk.

Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (June 30, 2014), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Salon’s business faces significant risks. The risks described below may not be the only risks Salon faces. Additional risks that are not yet known or that are currently immaterial may also impair its business operations or have a negative impact on its stock price. If any of the events or circumstances described in the following risks actually occurs, its business, financial condition or results of operations could suffer, and the trading price of its Common Stock could decline. The Risk Factors set forth below have not materially changed from those included in our Fiscal 2014 Annual Report.

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

We have relied on related parties for significant investment capital

We have relied on cash infusions from related parties to fund operations for many years. The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht. William Hambrecht is a Director and the father of our former CEO and current Interim Chief Financial Officer, Elizabeth Hambrecht. During the fiscal quarter ended June 30, 2014, Mr. Warnock has made approximately $860,000 in cash advances to fund our operations. Subsequent to June 30, 2014, Mr. Warnock provided an additional $250,000 to meet our working capital requirements.

Curtailment of cash investments and borrowing guarantees by related parties would detrimentally impact our cash availability and our ability to fund our operations.

Our principal stockholders exercise a controlling influence over our business affairs and may make business decisions with which non-principal stockholders disagree, which may affect the value of non-principal stockholders’ investments

Approximately 58% of our voting securities are controlled, directly or indirectly by our Chairman, John Warnock, and approximately 22% is controlled directly or indirectly by William Hambrecht, a Director and the father of our Interim Chief Financial Officer. We remain dependent upon Mr. Warnock and Mr. Hambrecht for continued financial support while we seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. While all outstanding, unsecured, interest-free cash advances from Mr. Warnock and Mr. Hambrecht at February 28, 2013 were exchanged for Common Stock in the Company’s Recapitalization (described in Note 4 to the consolidated financial statements included in the 2014 Annual Report), Mr. Warnock has continued to make unsecured, interest-free, cash advances to cover our operating expenses. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in our next financing from non-related parties.

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

Holders of our Series C Preferred Stock are entitled to potentially significant liquidation preferences of Salon’s assets over holders of our Common Stock in the event of a liquidation event

Holders of our Series C Preferred Stock (“Preferred Stock”) have liquidation preferences over holders of Common Stock of the first approximately $2.4 million in potential sales proceeds as of June 30, 2014, which includes the effect of undeclared dividends, if granted, of about $0.7 million. If a liquidation event were to occur, and Preferred Stock dividends were declared, the holders of Preferred Stock would be entitled to the first $2.4 million of cash distributions. If a liquidation event were to occur in excess of $2.4 million and if Preferred Stock dividends were to be declared, the holders of Preferred Stock would be entitled to receive a relatively larger distribution than the holders of Common Stock would be entitled to receive.

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

We must hire, integrate and/or retain qualified editorial and other personnel to support our business plans

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

Our quarterly operating results are volatile and may adversely affect the price of our Common Stock

Our future revenues and operating results are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could severely harm our business. These factors include:

●	Our ability to attract and retain advertisers;

●	Our ability to attract and retain a large number of users;

●	Our ability to increase referrals from our social media presence;

●	The introduction of new websites, services or products by us or by our competitors;

●	Our ability to maximize our mobile presence;

●	The timing and uncertainty of our advertising sales cycles;

●	The mix of advertisements sold by us or our competitors;

●	Economic and business cycles;

●	Our ability to attract, integrate and retain editorial and other qualified personnel;

●	Technical difficulties or system downtime affecting the Internet generally or the operation of our Website; and

●	The amount and timing of operating costs.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

(a) Exhibits.

10.1	Amended 2014 Stock Incentive Plan, Amended by the Board of Directors on June 12, 2014

31.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Elizabeth Hambrecht, Interim Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of Elizabeth Hambrecht, Interim Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

SALON MEDIA GROUP, INC.

Dated: August 14, 2014	/s/ Cynthia Jeffers
Cynthia Jeffers
Chief Executive Officer

Dated: August 14, 2014	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht
Interim Chief Financial Officer