Form 10-Q
period 2014-09-30
SALON MEDIA GROUP INC
filed 2014-11-14
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes [ ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on November 1, 2014 was 76,245,442 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30,	March 31,
	2014	2014 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$175	$119
Accounts receivable, net of allowance of $60	987	1,475
Prepaid expenses and other current assets	189	289
Total current assets	1,351	1,883
Property and equipment, net	59	54
Other assets, principally deposits	301	96
Total assets	$1,711	$2,033
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	4,276	2,791
Accounts payable and accrued liabilities	1,304	1,210
Deferred revenues	9	-
Total current liabilities	6,589	5,001

Deferred rent	83	2
Total liabilities	6,672	5,003
Commitments and contingencies (See Note 5)Stockholders’ deficit:

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 1,075 shares issued and outstanding as of September 30, 2014 and March 31, 2014 (liquidation value of $2,460 as of September 30, 2014 and $2,426 as of March 31, 2014)	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,245,442 shares issued and outstanding as of September 30, 2014 and March 31, 2014	76	76
Additional paid-in capital	115,696	115,605
Accumulated deficit	(120,733)	(118,651)
Total stockholders' deficit	(4,961)	(2,970)
Total liabilities and stockholders' deficit	$1,711	$2,033

(1)Derived from the Company’s audited consolidated financial statements. .

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue, net	$1,024	$1,563	$2,267	$2,760

Operating expenses:
Production and content	977	856	1,915	1,666
Sales and marketing	459	489	865	904
Technology	267	378	665	758
General and administrative	508	311	885	582
Total operating expenses	2,211	2,034	4,330	3,910

Loss from operations	(1,187)	(471)	(2,063)	(1,150)
Interest income (expense)	(9)	(10)	(19)	(19)
Net loss	$(1,196)	$(481)	$(2,082)	$(1,169)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares used in computing basic and diluted net loss per share	76,245	76,231	76,245	71,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,082)	$(1,169)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment, net	-	9
Depreciation	17	19
Bad debt expense and change in allowance for doubtful accounts	-	9
Stock-based compensation	91	49
Changes in assets and liabilities:
Accounts receivable	488	(681)
Prepaid expenses and other assets	(105)	128
Accounts payable, accrued liabilities and deferred rent	175	138
Deferred revenues	9	(15)
Net cash used in operating activities	(1,407)	(1,513)

Cash flows from investing activities:
Purchase of property and equipment	(22)	(27)
Net cash used in investing activities	(22)	(27)

Cash flows from financing activities:
Proceeds from related party advances	1,485	1,461
Net cash provided by financing activities	1,485	1,461

Net increase (decrease) in cash and cash equivalents	56	(79)
Cash and cash equivalents at beginning of period	119	96
Cash and cash equivalents at end of period	$175	$17

Supplemental schedule of non-cash financing activity:
Conversion of unsecured advances and payables into common shares	$-	$9,109

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1.	The Company and Significant Accounting Policies

The Company

Salon Media Group, Inc. (“Salon”, the “Company” or “We”) is an internet news and social networking company that produces Salon.com, a content Website, and related online communities. Salon was originally incorporated in July 1995 in California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's condensed consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2014, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the Securities and Exchange Commission on June 27, 2014. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and six month periods ended September 30, 2014 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2015.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of September 30, 2014 of $120,733. In addition, we expect to incur a net loss from operations for the fiscal year ending March 31, 2015. Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2014, 2013, and 2012, included a “going-concern” audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the “going-concern” opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

Our operating forecast for the remainder of the fiscal year ending March 31, 2015 anticipates continued operating losses. We estimate we will require approximately $800 - $1,400 in additional funding to meet our operating needs for the balance of our fiscal year. If planned revenues continue to be less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. During the current and previous fiscal years, we have relied on funding from related parties. Through November 14, 2014, our chairman has provided $4,826 in outstanding cash advances that have not yet been exchanged into our Common Stock. We remain dependent upon our two largest stockholders for continued financial support while we seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. We are working with our advisors in our efforts to obtain such funding, and explore strategic alternatives. In September 2014, we began the solicitation of potential investors in accordance with Rule 506(c) of Regulation D under the Securities Act of 1033, as amended. However, we do not currently have any agreements in place to provide any financing, and there is no certainty that we will be able to enter into definitive agreements for additional financings or other strategic alternatives on commercially reasonable terms, if at all.

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

Two customers accounted for approximately 12% and 19% of total revenue for the three months ended September 30, 2014. One customer accounted for approximately 11% of total revenue for the three months ended September 30, 2013. One customer accounted for approximately 16% of total revenue for the six months ended September 30, 2014. One customer accounted for approximately 13% of total revenue for the six months ended September 30, 2013. One customer accounted for approximately 15% of total accounts receivable as of September 30, 2014 and no customer accounted for more than 10% of total accounts receivable as of September 30, 2013.

Stock-Based Compensation

We account for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

We granted options to acquire a total of 4,655 shares during the quarter ended September 30, 2014. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six months ended September 30,
	2014	2013
Risk-free interest rates	1.25%	1.00%
Expected term (in years)	4	4
Expected volatility	425%	461%
Dividend yield	0%	0%

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

As of September 30, 2014, the aggregate stock compensation remaining to be amortized to expense was $196. Salon expects this stock compensation balance to be amortized as follows: $80 during the remainder of fiscal 2015; $91 during fiscal 2016; $21 during fiscal 2017 and $4 during fiscal 2018. The expected amortization reflects outstanding stock option awards as of September 30, 2014 expected to vest.

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

Short-term Borrowings

In May 2007, we finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1,000 at a rate of prime less 0.25%. Our obligations under this agreement are guaranteed in their entirety by our Chairman. The line of credit has been fully drawn as of September 30, 2014. Deutsche Bank Securities may demand repayment of amounts borrowed at any time. Additionally, our Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment. As of September 30, 2014, accrued interest on short-term borrowings totaled approximately $274.

As of September 30, 2014 and 2013, the weighted-average interest rate on the Company’s short-term borrowings was 3.6% and 3.7%, respectively.

Related Party Advances

During the six months ended September 30, 2014 and 2013, we received unsecured, interest-free cash advances totaling $1,485 and $1,461, respectively, to fund operations from our Chairman. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

3.	Stock Option Plans

We have two equity incentive plans, the Salon Media Group, Inc. 2004 Stock Plan and the Salon Media Group, Inc. 2014 Stock Incentive Plan, as described in Note 7, “Employee Stock Option Plan,” of the notes to consolidated financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

The following table summarizes activity under the Salon Media Group, Inc. 2004 Stock Plan for the six months ended September 30, 2014:

		Weighted-
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of March 31, 2014	6,008,000	$0.13
Options granted under all plans	35,000	$0.24
Exercised	-	-
Expired and forfeited	(38,000)	$0.14
Outstanding as of September 30, 2014	6,005,000	$0.13	$1,563,000
Vested as of September 30, 2014	3,984,000	$0.14	$1,007,000
Vested and expected to vest as of September 30, 2014	5,325,000	$0.13	$1,365,000

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Options totaling 35,000 shares were awarded during the six months ended September 30, 2014. Options totaling 3,018,000 shares were awarded during the six months ended September 30, 2013. The weighted-average fair value of options granted during each of the six month periods ended September 30, 2014 and 2013 was $0.24 per share and $0.13 per share, respectively. The weighted-average fair value of options vested during each of the six month periods ended September 30, 2014 and 2013 was $0.10 per share and $0.06 per share, respectively. There were no option exercises during the six months ended September 30, 2014.

Our Board of Directors also approved a resolution on June 12, 2014 to amend the Salon Media Group, Inc. 2014 Stock Incentive Plan (the 2014 Plan) to comply with certain California Code of Regulations and Internal Revenue Service regulations. As of September 30, 2014, no stock options have been awarded under the 2014 Plan.

We recognized stock-based compensation expense of $91 and $49 during the six months ended September 30, 2014 and 2013, respectively.

4.	Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net loss attributable to common stockholders	$(1,196)	$(481)	$(2,082)	$(1,169)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	76,245,000	76,231,000	76,245,000	71,613,000

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Antidilutive securities including options, warrants and convertible notes and preferred stock not included in net loss per share calculation	7,101,000	7,796,000	7,101,000	7,796,000

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

On April 16, 2014, we entered into an office lease for our new corporate offices at 132 West 31st Street, New York, New York consisting of 6,523 square feet in rentable space. The lease commenced on July 1, 2014 and will expire on September 30, 2019. Upon execution of the lease, a deposit in the form of a letter of credit of $204 was required. The term of the lease is five years with an effective base monthly rent expense of approximately $26, and a 2014 base year to be utilized in allocating future excess direct expenses. The rent expense associated with the office lease is straight-lined over the term of the agreement.  As a result, deferred rent increased to $83 as of September 30, 2014 from $2 as of June 30, 2014.

The following summarizes our office lease commitments and short-term borrowings as of September 30, 2014:

	Payments Due By Period
		1 Year			More Than 5
	Total	or Less	1 - 3 Years	3 - 5 Years	Years

Operating leases	$1,716	$397	$652	$667	$-
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	274	274	-	-	-
Related party advances	4,276	4,276	-	-	-
Total	$7,266	$5,947	$652	$667	$-

6.	Preferred Stock

The conversion rate and common equivalent shares of our Preferred Stock as of September 30, 2014 are as follows:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series C	1,075	$800	0.785	1,096,676
Total	1,075			1,096,676

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

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In event of a liquidation, the holders of the Series C Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of Common Stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of September 30, 2014, no dividend has been declared to the holders of Preferred Stock.

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

If, after payment has been made to the holders of Common Stock and holders of Preferred Stock mentioned above, any assets remain available for distribution, such assets are to be distributed ratably among the holders of Common Stock and the holders of Series C Preferred Stock, based on the number of shares of Common Stock then held by them and issuable upon conversion of the Series C Preferred Stock then held by them. Based on available information, Salon estimates that the Series C Preferred Stock would account for approximately 1% of outstanding shares on an as converted basis.

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

The aggregate liquidation preferences of all Preferred Stockholders as of September 30, 2014 were $1,720 excluding the effect of undeclared dividends, and $2,460 including the effect of undeclared dividends. We have never declared a dividend and do not expect to declare a dividend in the future.

Neither the Series C Preferred Stock nor the underlying shares of Common Stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

7.	Subsequent Events

From October 1, 2014 through November 14, 2014, we received unsecured interest-free cash advances totaling $550 from our Chairman.

On November 7, 2014, our board of directors approved option grants to all employees, officers and directors, which, if fully exercised, would equal a total of 2.3 million shares of common stock.  The exercise price of the option grants was $0.24 per share, the closing bid/ask, on the date of grant.

On November 11, 2014, our Board appointed Elizabeth Hambrecht as Chief Financial Officer.  Since July 2013, Ms. Hambrecht has served as Interim Chief Financial Officer.   Ms. Hambrecht has an annual salary of $100,000.  On November 7, 2014, she was granted options to acquire 910,000 shares of common stock that vest in two tranches:  options for 330,000 shares that vest ratably over 12 months, and options for 580,000 shares that vest 25% one year from the date of grant and then ratably over the following 36 months (1/48 per month).  Both tranches have an exercise price of $0.24.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, Internet advertising market performance, subscription service plans, non-web opportunities and revenue sources. Although Salon Media Group, Inc. (“Salon”, the “Company” or “We”) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon’s public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors That May Affect Salon’s Future Results and Market Price of Stock." In this report, the words “anticipates,” “believes,” “expects,” “estimates,” “intends,” “future,” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Overview

Salon is an online news website committed to fearless journalism and to making the conversation smarter.  Our award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written articles about politics, culture, entertainment, sustainability, innovation, technology, and business.

               We focus on excellence in our core editorial product so we can attract a high demographic audience and deliver value to our advertising clients. Our readership consists of a global community that is demanding and engaged. According to ComScore and Nielsen’s Online @Plan media profiling, our readers are on average 36 years old, highly affluent with an average income of $96,000, and well educated (85% college educated). They are considered influencers in public policy, culture, art, technology and fashion. We believe our user profile makes our Website a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online.

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

In May 2012, we adopted a strategy that has led to the most significant period of user growth in our history. Since that time, unique visitors have grown to our all-time high of 18.9 million as measured by Google Analytics. Our strategy focuses on growing our user base, which in turn increases our attractiveness to advertisers, leading to growth in revenue. Our strategy is predicated on the following core principals: (1) create high quality content that meets our users’ interests; (2) make strategic hires to bring in new editorial talent and online news business expertise; and (3) innovate to bring great products to our users. Our focus on these core principals provides opportunity for future growth.

Highlights from Quarter ended September 30, 2014

●

Net revenues fell 34% to $1.0 million in the quarter ended September 30, 2014 versus $1.6 million in the same period in the prior year, and fell 18% to $2.3 million for the six months ended September 30, 2014 versus $2.8 million in the same period the prior year. The drop in revenue was a result of the competitive advertising landscape for smaller Internet media companies, and difficulty monetizing our rapidly growing mobile traffic. The period was also impacted by several unexpected events: the cancellation of a large brand campaign across all media sites that resulted in $0.2 million in lost revenue in the September quarter, the delay of several advocacy-related campaigns from September into October in order to better align with the mid-term election, and a short-term decline in third-party ad sales during the quarter due to internal restructuring of our third-party ad sales.

●

Net losses were $1.2 million during the quarter ended September 30, 2014, and $2.1 million for the six months period ended September 30, 2014, an increase from $0.5 million and $0.9 million, respectively, during the same periods last year. The larger losses resulted from the decrease in revenues while operating expense increased approximately 10% for each period compared to the prior year. The increase in operating expense was primarily due to adding analytics capabilities, both in terms of software services and an employee, to analyze our traffic, higher rental expenses in our new offices in New York, and higher stock compensation charges.

●

Unique visitors to the Salon.com Website during the September 2014 quarter averaged 16.5 million per month according to GoogleAnalytics, which is our best quarter on record, an increase of 61% compared to the quarter ended September 30, 2013, and increased 11% compared to the quarter ended June 30, 2014. Unique visitors as measured by ComScore increased 79% compared to the September 2013 quarter, and 9% compared to the June 2014 quarter. The difference between the two sources is that ComScore uses a panel-centric method for counting unique visitors in the U.S. market rather than the tagging technology used by Google to measure global readers.

●

Since quarter-end, in October 2014, we experienced our highest ever number of readers, with 18.9 million unique visitors coming to our Website and 57.7 million page views during the month, according to Google Analytics.

●

We have entered into new partnerships to extend our brand to new readers. In the September quarter, we entered into editorial partnerships with Whisper, an social network that allows people to make anonymous public confessions, with Tango, a popular direct messaging and mobile video platform with over 250 million users, and with The Washington Post.

●

In September 2014, we partnered with Happy Ending to host a live, ticketed event featuring readings by authors Zadie Smith, Leslie Jamison and Matthew Thomas and a musical performance by Emily Wells. During the readings, artist Edwina White created collages, which were projected onto the stage next to the authors. We will be hosting another Happy Ending live event in December with a reading by Lena Dunham.

●

A continued focus on our mobile platforms and social media reach led to gains in these areas. Our shift to mobile readers continues, growing to 57% of unique visitors in September 2014, compared to 39% in September 2013. During the September 2014 quarter, overall traffic from the mobile platforms increased 132% compared to the September 2013 quarter, mostly due to the top articles going viral over the Facebook mobile and tablet platforms.

●

Social media traffic grew 18% in the quarter ended September 30, 2014 compared to the June 2014 quarter, and 142% compared to the September quarter in 2013. Facebook continues to be the largest social media referrer, with Facebook referrals increasing 30% in the September 2014 quarter versus the June 2014 quarter, and 296% compared to the September 2013 quarter. Twitter also grew strongly in the September 2014 quarter, increasing 13% compared to the quarter ended June 30, 2014.

●

Salon provides brands with a dynamic platform for sharing an array of video assets through our native advertising products. Native advertising was 21% of all of our direct sales during the six months ended September 2014. Video products are in high demand with our advertisers, and in the past six months about 50% of all our direct advertising included video assets. Our video advertisers have included companies such as Siemens, AT&T, Amazon, Adobe, Cadillac, Infiniti, Lexus, Cole Haan, Warner Brothers, MSNBC, HBO, Showtime, FX, IFC, AMC, and National Geographic.

●

In our ongoing efforts to grow our suite of advertising products, we continue to build upon our video advertising products. In the last two years we have launched mobile-friendly video products that are integrated in our homepage story feed, a homepage spotlight and a video unit within the article.

Sources of Revenue

Most of our net revenues are derived from advertising from the sale of promotional space on our Website. The sale of promotional space is generally less than ninety days in duration. Advertising units sold include “rich media”, a term commonly used to describe interactive multi-media and streaming advertisements, as well as traditional banner and pop-up advertisements.

We previously derived a portion of our net revenues from our Salon Premium subscription program. This source of revenue declined from its peak in the quarter ended December 31, 2004, when paid subscriptions peaked at approximately 89,100. As of June 2012, the costs associated with maintaining the subscription program were higher than the revenues generated, so new subscriptions and renewals were no longer accepted, and the wind down of our subscription service was completed in September 2014.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Our significant accounting policies are described in Note 2 to the consolidated financial statements in our Fiscal 2014 Annual Report. We believe accounting policies and estimates related to revenue recognition and stock-based compensation are the most critical to our financial statements. Future results may differ from current estimates if different assumptions are used or different conditions were to prevail.

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

Advertising revenues, derived from the sale of promotional space on our Website, comprised 91% and 93% of our revenues, respectively, for the six months ended September 30, 2014 and 2013. The duration of the advertisements is generally short-term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Our obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, we defer recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

We previously offered a pay-for-online content service called Salon Premium, which provided unrestricted access to our Website with no advertisements, as well as other giveaways and benefits. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals were no longer accepted and the wind down of our subscription service was completed in September 2014.

Accounting for Stock-Based Compensation

We account for stock-based compensation under ASC 718 and recognize the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based compensation expense of $91,000 and $49,000 during the six months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had an aggregate of $196,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $80,000 during the remainder of fiscal 2015; $91,000 during fiscal 2016; $21,000 during fiscal 2017 and $4,000 during fiscal 2018. The expected amortization reflects only outstanding stock option awards as of September 30, 2014 expected to vest. We expect to continue issuing stock-based awards to our employees in future periods.

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

Results of Operations for the Three and Six Months Ended September 30, 2014 Compared to the Three and Six Months Ended September 30, 2013

Net revenue

Net revenue decreased 34% to $1.0 million for the three months ended September 30, 2014 from $1.6 million for the three months ended September 30, 2013. Net revenue decreased 18% to $2.3 million for the six months ended September 30, 2014 from $2.8 million for the six months ended September 30, 2013.

The drop in revenue was a result of the competitive advertising landscape for smaller Internet media companies, and the difficulty monetizing our rapidly growing mobile traffic. The period was also impacted by several unexpected events: the cancellation of a large automobile brand campaign across all media sites that resulted in $0.2 million in lost revenue in the September quarter, the delay of several advocacy-related campaigns from September into October in order to better align with the mid-term election, and a short-term decline in third-party ad sales during the quarter due to internal restructuring of our third-party ad sales.

Advertising revenues decreased 36% to $0.9 million for the three months ended September 30, 2014 from $1.4 million for the three months ended September 30, 2013. Direct ad sales captured approximately 45% and network ad sales captured approximately 55% of total advertising revenue for the three months ended September 30, 2014.

Advertising revenues decreased 19% to $2.1 million for the six months ended September 30, 2014 from $2.6 million for the six months ended September 30, 2013. Direct ad sales captured approximately 45% and network ad sales captured approximately 55% of total advertising revenue for the six months ended September 30, 2014.

Salon Premium subscription revenues were immaterial for the three and six months ended September 30, 2014 as we completed the wind down our subscription service in September 2014.

Revenues from all other sources remained flat and immaterial for each of the three and six months ended September 30, 2014.

Expenses

Production and content

Production and content expenses increased 14% to approximately $1.0 million for the three months ended September 30, 2014 from approximately $0.9 million for the three months ended September 30, 2013. Production and content expenses increased 15% to approximately $1.9 million for the six months ended September 30, 2014 from approximately $1.7 million for the six months ended September 30, 2013. The $0.1 million and $0.2 million respective increase primarily resulted from the costs of subscription to optimization software and freelance writer contributions.

Sales and marketing

Sales and marketing expenses remained relatively flat at approximately $0.5 million and $0.9 million for the respective three and six months ended September 30, 2014.

Technology

Technology expenses remained relatively flat from a year ago at approximately $0.3 million and $0.7 million for the respective three and six months ended September 30, 2014.

General and administrative

General and administrative expenses increased 63% to approximately $0.5 million for the three months ended September 30, 2014 from approximately $0.3 million for the three months ended September 30, 2013. The $0.2 million increase primarily resulted from higher stock compensation costs and legal fees and increased monthly rents for our relocated New York office. General and administrative expenses increased 52% to approximately $0.9 million for the six months ended September 30, 2014 from approximately $0.6 million for the six months ended September 30, 2013. The $0.3 million increase primarily resulted from higher stock compensation costs and legal fees and increased monthly rents for our relocated New York office.

Interest expense

Interest expense for the three and six months ended September 30, 2014 and 2013 remained flat and immaterial at $0.01 million and $0.02 million, respectively.

Liquidity and capital resources

Net cash used in operations was approximately $1.4 million for the six months ended September 30, 2014. The principal uses of cash during the six months ended September 30, 2014 were to fund the $2.1 million net loss for the period, partially offset by $0.5 million decrease in net accounts receivable and various working capital and immaterial non-cash items. The accounts receivable, net as of September 30, 2014 of approximately $1.0 million, represent primarily advertising sales during the period, and are expected to be collected within the next four months. Net cash used in investing activities was immaterial during each of the six months ended September 30, 2014 and 2013.

Net cash provided by financing activities was $1.5 million for each the six months ended September 30, 2014 and 2013, reflecting cash advances from related parties.

Our operating forecast for the remainder of the fiscal year ending March 31, 2015 anticipates continued operating losses. We estimate we will require approximately $0.8 - $1.4 million in additional funding to meet our operating needs for the balance of our fiscal year. This is an increase from our prior estimate in our June quarter because of the unanticipated decreases in revenue described above under "Results of Operations". If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. During the current and previous fiscal years, we have relied on funding from related parties. In this fiscal year through November 14, 2014, our chairman has provided $2.0 million in cash advances. We remain dependent upon our two largest stockholders for continued financial support while we seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. We are working with our advisors in our efforts to obtain such funding, and explore strategic alternatives. However, we do not currently have an agreement in place to provide any financing, and there is no certainty that we will be able to enter into definitive agreements for additional financings or other strategic alternatives on commercially reasonable terms, if at all.

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2014:

	Payments Due By Period
		1 Year or			More than 5
	Total	Less	1 - 3 Years	3 - 5 Years	Years
Operating leases	$1,716	$397	$652	$667	$-
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	274	274	-	-	-
Related party advances	4,276	4,276	-	-	-
Total	$7,266	$5,947	$652	$667	$-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We maintain all of our cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, we entered into a credit agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1.0 million at a rate of prime less 0.25% which subjects us to interest rate risk. We feel that the risk of a rate change is not material as we contemplate having a maximum of only $1.0 million of variable rate debt outstanding during our fiscal year ending March 31, 2015. As of September 30, 2014, we had $1.0 million plus accrued interest outstanding under this agreement, payable on demand. As we conduct all of our business in the United States, we are not subject to foreign exchange risk.

Item 4.	Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (September 30, 2014), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

PART II: OTHER INFORMATION

Item1.	Legal Proceedings.

Not applicable.

Item1A.	Risk Factors.

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

Salon has historically lacked significant revenues and has a history of losses

We have a history of significant losses and expect to incur a loss from operations, based on generally accepted accounting principles, for our fiscal year ending March 31, 2015 and to be determined in future years. Even if we attain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than we anticipate, or continue to decline as we saw in the quarter ended September 30, 2014, or operating expenses exceed expectations, financial results will most likely be severely harmed and our ability to continue operations will be seriously jeopardized.

Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the fiscal years ended March 31, 2012 through 2014 included a “going-concern” audit opinion on the consolidated financial statements for each of those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the “going-concern” opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

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

We have relied on related parties for significant investment capital

We have relied on cash infusions from related parties to fund operations for many years. The related parties are primarily John Warnock, Chairman of the Board of Salon, and, to a lesser extent in recent years, William Hambrecht. William Hambrecht is a Director and the father of our former CEO and current Chief Financial Officer, Elizabeth Hambrecht. During the current fiscal year, through November 14, 2014, Mr. Warnock has contributed approximately $2,035,000 in cash advances to fund our operations.

Curtailment of cash investments and borrowing guarantees by related parties would detrimentally impact our cash availability and our ability to fund our operations.

Our principal stockholders exercise a controlling influence over our business affairs and may make business decisions with which non-principal stockholders disagree, which may affect the value of non-principal stockholders’ investments

Approximately 58% of our voting securities are controlled, directly or indirectly by our Chairman, John Warnock, and approximately 22% is controlled, directly or indirectly, by William Hambrecht, a Director and the father of our Chief Financial Officer. We remain dependent upon Mr. Warnock and Mr. Hambrecht for continued financial support while we seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. While all outstanding, unsecured, interest-free cash advances from Mr. Warnock and Mr. Hambrecht at February 28, 2013 were exchanged for Common Stock in the Company’s Recapitalization (described in Note 4 to the consolidated financial statements included in the 2014 Annual Report), Mr. Warnock has continued to make unsecured, interest-free, cash advances to cover our operating expenses. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in our next financing from non-related parties.

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

Our stock has been, and will likely continue to be, subjected to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control and which may prevent our stockholders from reselling Common Stock at a profit

The securities markets can experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could affect the market price of our Common Stock, regardless of our operating performance. In addition, our stock is thinly traded. Even a few transactions, whether in response to disappointment in our expected operating results or any other reason, could cause the market price of our Common Stock to decrease significantly.

Holders of our Series C Preferred Stock are entitled to potentially significant liquidation preferences of Salon’s assets over holders of our Common Stock in the event of a liquidation event

Holders of our Series C Preferred Stock (“Preferred Stock”) have liquidation preferences over holders of Common Stock of the first approximately $2.5 million in potential sales proceeds as of September 30, 2014, which includes the effect of undeclared dividends, if granted, of about $0.7 million. If a liquidation event were to occur, and Preferred Stock dividends were declared, the holders of Preferred Stock would be entitled to the first $2.5 million of cash distributions. If a liquidation event were to occur in excess of $2.5 million and if Preferred Stock dividends were to be declared, the holders of Preferred Stock would be entitled to receive a relatively larger distribution than the holders of Common Stock would be entitled to receive.

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

Due to the factors noted above and the other risks discussed in this section and in our Annual Report, one should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. If future periods’ results of operations are below the expectations of public market analysts and investors, the price of our Common Stock could decline.

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

On November 11, 2014, our Board appointed Elizabeth Hambrecht as Chief Financial Officer. Since July 2013, Ms. Hambrecht has served as Interim Chief Financial Officer. Ms. Hambrecht has an annual salary of $100,000. On November 7, 2014, she was granted options to acquire 910,000 shares of common stock that vest in two tranches: options for 330,000 shares that vest ratably over 12 months, and options for 580,000 shares that vest 25% one year from the date of grant and then ratably over the following 36 months (1/48 per month). Both tranches have an exercise price of $0.24.

Item 6.	Exhibits

(a) Exhibits.

31.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Elizabeth Hambrecht, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Cynthia Jeffers, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of Elizabeth Hambrecht, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

 SALON MEDIA GROUP, INC.

Dated: November 14, 2014	/s/ Cynthia Jeffers
Cynthia Jeffers
Chief Executive Officer

Dated: November 14, 2014	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht
Chief Financial Officer