Form 10-Q
period 2014-12-31
SALON MEDIA GROUP INC
filed 2015-02-13
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Yes [  ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 1, 2015 was 76,245,442 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31,	March 31,
	2014	2014 (1)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$102	$119
Accounts receivable, net of allowance of $60	1,181	1,475
Prepaid expenses and other current assets	112	289
Total current assets	1,395	1,883
Property and equipment, net	62	54
Other assets, principally deposits	302	96
Total assets	$1,759	$2,033
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	5,126	2,791
Accounts payable and accrued liabilities	1,239	1,210
Total current liabilities	7,365	5,001

Deferred rent	73	2
Total liabilities	7,438	5,003
Commitments and contingencies (See Note 5)

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 1,075 shares issued and outstanding as of December 31, 2014 and March 31, 2014 (liquidation value of $2,478 as of December 31, 2014 and $2,426 as of March 31, 2014)	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,245,442 shares issued and outstanding as of December 31, 2014 and March 31, 2014	76	76
Additional paid-in capital	115,781	115,605
Accumulated deficit	(121,536)	(118,651)
Total stockholders' deficit	(5,679)	(2,970)
Total liabilities and stockholders' deficit	$1,759	$2,033

(1) Derived from the Company’s audited consolidated financial statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenue, net	$1,473	$1,877	$3,740	$4,637

Operating expenses:
Production and content	1,022	887	2,937	2,553
Sales and marketing	477	473	1,342	1,377
Technology	298	377	963	1,135
General and administrative	469	430	1,354	1,012
Total operating expenses	2,266	2,167	6,596	6,077

Loss from operations	(793)	(290)	(2,856)	(1,440)
Interest expense	(10)	(9)	(29)	(28)
Net loss	$(803)	$(299)	$(2,885)	$(1,468)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.04)	$(0.02)

Weighted average shares used in computing basic and diluted net loss per share	76,245	76,245	76,245	73,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,885)	$(1,468)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment, net	-	9
Bad debt expense and change in allowance for doubtful accounts	-	9
Depreciation	25	27
Stock-based compensation	176	90
Changes in assets and liabilities:
Accounts receivable	294	(1,099)
Prepaid expenses and other assets	(29)	156
Accounts payable, accrued liabilities and deferred rent	100	95
Deferred revenues	-	(15)
Net cash used in operating activities	(2,319)	(2,196)

Cash flows from investing activities:
Purchase of property and equipment	(33)	(31)
Net cash used in investing activities	(33)	(31)

Cash flows from financing activities:
Proceeds from related party advances	2,335	2,411
Net cash provided by financing activities	2,335	2,411

Net (decrease) increase in cash and cash equivalents	(17)	184
Cash and cash equivalents at beginning of period	119	96
Cash and cash equivalents at end of period	$102	$280

Supplemental schedule of non-cash financing activity:
Conversion of unsecured advances and payables into common shares	$-	$9,109

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

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's condensed consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2014, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the Securities and Exchange Commission on June 27, 2014. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and nine month periods ended December 31, 2014 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2015.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of December 31, 2014 of $121,536. In addition, we expect to incur a net loss from operations for the fiscal year ending March 31, 2015. The Company has operated principally with the assistance of interest free advances from related parties. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our operating forecast for the remainder of the fiscal year ending March 31, 2015 anticipates continued operating losses. We estimate we will require approximately $700 - $800 in additional funding to meet our operating needs for the remaining three months ending March 31, 2015. If planned revenues continue to be less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. During the current and previous fiscal years, we have relied on funding from related parties. Through February 13, 2015, our chairman has provided $5,676 in outstanding cash advances. We remain dependent upon our two largest stockholders for continued financial support while we seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. We are working with our advisors in our efforts to obtain such funding, and explore strategic alternatives. In September 2014, we began the solicitation of potential investors in accordance with Rule 506(c) of Regulation D under the Securities Act of 1033, as amended. However, we do not currently have any agreements in place to provide any financing, and there is no certainty that we will be able to enter into definitive agreements for additional financings or other strategic alternatives on commercially reasonable terms, if at all.

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

Two customers each accounted for approximately 25% of total revenue for the three months ended December 31, 2014. One customer accounted for approximately 10% of total revenue for the three months ended December 31, 2013. Two customers accounted for approximately 20% and 13% of total revenue for the nine months ended December 31, 2014. One customer accounted for approximately 11% of total revenue for the nine months ended December 31, 2013. Three customers accounted for approximately 10%, 13% and 23%, respectively, of total accounts receivable as of December 31, 2014 and one customer accounted for approximately 14% of total accounts receivable as of March 31, 2014.

Stock-Based Compensation

We account for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

We granted options to acquire a total of 2,340,442 shares during the quarter ended December 31, 2014. During the nine months ended December 31, 2014, we granted options to acquire a total of 2,374,947 shares. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

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

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of December 31, 2014, the aggregate stock compensation remaining to be amortized to expense was $550. Salon expects this stock compensation balance to be amortized as follows: $101 during the remainder of fiscal 2015; $261 during fiscal 2016; $84 during fiscal 2017; $67 during fiscal 2018 and $37 during fiscal 2019. The expected amortization reflects outstanding stock option awards as of December 31, 2014 expected to vest.

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss or total assets, have been made to the previously issued condensed consolidated financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

2. Borrowing Agreements

Short-term Borrowings

In May 2007, we finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1,000 at a rate of prime less 0.25%. Our obligations under this agreement are guaranteed in their entirety by our Chairman. The line of credit has been fully drawn as of December 31, 2014. Deutsche Bank Securities may demand repayment of amounts borrowed at any time. Additionally, our Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment. As of December 31, 2014, accrued interest on short-term borrowings totaled approximately $286.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of December 31, 2014 and March 31, 2014, the weighted-average interest rate on the Company’s short-term borrowings remained constant at 3.6%.

Related Party Advances

During the nine months ended December 31, 2014 and 2013, we received unsecured, interest-free cash advances totaling $2,335 and $2,411, respectively, to fund operations from our Chairman. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

3. Stock Option Plans

We have two equity incentive plans, the Salon Media Group, Inc. 2004 Stock Plan and the Salon Media Group, Inc. 2014 Stock Incentive Plan, as described in Note 7, “Employee Stock Option Plan,” of the notes to consolidated financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. The Salon Media Group, Inc. 2004 Stock Plan expired on November 17, 2014 and no additional options may be issued under this Plan.

The following table summarizes activities under the Salon Media Group, Inc. 2004 Stock Plan and the Salon Media Group, Inc. 2014 Stock Incentive Plan for the nine months ended December 31, 2014:

		Weighted-
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of March 31, 2014	6,008,000	$0.13
Options granted under all plans	2,375,000	$0.24
Exercised	-	-
Expired and forfeited	(111,000)	$0.19
Outstanding as of December 31, 2014	8,272,000	$0.16	$176
Vested as of December 31, 2014	4,379,000	$0.14	$144
Vested and expected to vest as of December 31, 2014	6,440,000	$0.16	$170

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Options totaling 2,375,000 shares were awarded during the nine months ended December 31, 2014. Options totaling 3,018,000 shares were awarded during the nine months ended December 31, 2013. The weighted-average fair value of options granted during each of the nine month periods ended December 31, 2014 and 2013 was $0.24 per share and $0.13 per share, respectively. The weighted-average fair value of options vested during each of the nine month periods ended December 31, 2014 and 2013 was $0.11 per share and $0.07 per share, respectively. There were no option exercises during the nine months ended December 31, 2014.

Our Board of Directors also approved a resolution on June 12, 2014 to amend the Salon Media Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) to comply with certain California Code of Regulations and Internal Revenue Service regulations. For the nine months ended December 31, 2014, options totaling 2,340,000 were awarded under the 2014 Plan.

For the nine months ended December 31, 2014, options totaling 35,000 were awarded under the Salon Media Group, Inc. 2004 Stock Plan which expired on November 17, 2014.

We recognized stock-based compensation expense of $176 and $90 during the nine months ended December 31, 2014 and 2013, respectively.

4.     Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Numerator:
Net loss attributable to common stockholders	$(803)	$(299)	$(2,885)	$(1,468)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	76,245,000	76,245,000	76,245,000	73,163,000

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.00)	$(0.04)	$(0.02)

Antidilutive securities including options, warrants and convertible notes and preferred stock not included in net loss per share calculation	9,369,000	7,750,000	9,369,000	7,750,000

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

5.     Commitments and Contingencies

On October 17, 2012, we signed an office lease agreement to relocate our San Francisco headquarters to 870 Market Street, Suite 528, San Francisco, California. The five-year lease for approximately 2,405 square feet, commenced on December 1, 2012 and will terminate on November 30, 2017.

On April 16, 2014, we entered into an office lease for our new corporate offices at 132 West 31st Street, New York, New York consisting of 6,523 square feet in rentable space. The lease commenced on July 1, 2014 and will expire on September 30, 2019. Upon execution of the lease, a deposit in the form of a letter of credit of $204 was required. The term of the lease is five years with an effective base monthly rent expense of approximately $26, and a 2014 base year to be utilized in allocating future excess direct expenses. The rent expense associated with the office lease is straight-lined over the term of the agreement. As a result, deferred rent increased to $73 as of December 31, 2014 from $2 as of March 31, 2014.

The following summarizes our office lease commitments and short-term borrowings as of December 31, 2014:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating leases	$1,791	$399	$807	$585	$-
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	286	286	-	-	-
Related party advances	5,126	5,126	-	-	-
Total	$8,203	$6,811	$807	$585	$-

6. Preferred Stock

The conversion rate and common equivalent shares of our Preferred Stock as of December 31, 2014 are as follows:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series C	1,075	$800	0.785	1,096,676
Total	1,075			1,096,676

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

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In event of a liquidation, the holders of the Series C Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of Common Stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of December 31, 2014, no dividend has been declared to the holders of Preferred Stock.

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

The aggregate liquidation preferences of all Preferred Stockholders as of December 31, 2014 were $1,720 excluding the effect of undeclared dividends, and $2,478 including the effect of undeclared dividends. We have never declared a dividend and do not expect to declare a dividend in the future.

Neither the Series C Preferred Stock nor the underlying shares of Common Stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

7. Subsequent Events

From January 1, 2015 through February 13, 2015, we received unsecured interest-free cash advances totaling $550 from our Chairman.

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

We have a history of significant losses and expect to incur a loss from operations, based on generally accepted accounting principles, for our fiscal year ending March 31, 2015 and potentially for future years. Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2014, 2013, and 2012, included a “going-concern” audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. Our stock price and investment prospects have been and could continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

In May 2012, we adopted a strategy that has led to the most significant period of user growth in our history. In October 2014, we reached our all-time high of 18.9 million unique users as measured by Google Analytics. Our strategy focuses on growing our user base, which in turn increases our attractiveness to advertisers, leading to growth in revenue. Our strategy is predicated on the following core principals: (1) create high quality content that meets our users’ interests; (2) make strategic hires to bring in new editorial talent and online news business expertise; and (3) innovate to bring great products to our users. Our focus on these core principals provides opportunity for future growth.

Highlights from Quarter ended December 31, 2014

●

Net revenues fell 22% to $1.5 million in the three months ended December 31, 2014 versus $1.9 million in the same period in the prior year, and fell 19% to $3.7 million for the nine months ended December 31, 2014 versus $4.6 million in the same period in the prior year. The drop in revenue was a result of the competitive advertising landscape for smaller Internet media companies, the shift by advertisers from direct advertising to programmatic advertising, and an ongoing shift by users to reading Salon’s Website on mobile devices. The rapid move by our users to mobile devices has depressed our advertising revenue, as most advertisers continue to prefer to advertise on desktop computers and are willing to pay only highly discounted CPMs (cost per million impressions) for mobile ad placement. The nine month period was also impacted by the cancellation of a large brand campaign across all media sites that resulted in $0.2 million in lost revenue in the September 2014 quarter, and a short-term decline in third party ad sales during the September 2014 quarter due to our internal restructuring of our third-party ad sales.

●

Net losses were $0.8 million during the three months ended December 31, 2014, and $2.9 million for the nine months ended December 31, 2014, an increase from $0.3 million and $1.5 million, respectively, during the same periods last year. The larger losses resulted from the decrease in revenues while operating expenses increased approximately 5% for the three months and 9% for the nine months ended December 31, 2014 compared to the prior year. The increase in operating expenses was primarily due to adding analytics capabilities to analyze our traffic, higher rental expenses in our new office in New York, and higher stock compensation charges.

●

We have been working on strategies to better monetize the Website and increase advertising revenues, including entering into agreements with additional mobile and website ad providers, expanding our representation in Canada, which is our second largest market, and seeking to increase the breadth of our advertiser base rather than just the amount of revenues from our larger advertisers. We believe these strategies should help us to increase our revenues in calendar 2015.

●

Our agenda-setting and conversation driven stories about Islam, the state of the Democratic Party, Charlie Hebdo, Bill Cosby, fast food strikes, and Stephen Colbert were widely followed by our readers and recognized and applauded by the New York Times, CNN, MSNBC, The New Yorker, the Washington Post, Los Angeles Times, Politico and many others. Our timely, topical interview with Bill Maher, Elizabeth Warren and others made news that other major publications chose to follow.

●

Driven by our compelling editorial coverage, unique visitors to the Salon.com Website during the December 2014 quarter averaged 18.0 million per month according to Google Analytics, which is our best quarter on record, an increase of 56% compared to the quarter ended December 30, 2013, and an increase of 9% compared to the quarter ended September 30, 2014.

●

During calendar year 2014, Salon’s traffic grew 82% to 12.23 million unique visitors at December 31, 2014, as measured by ComScore (U.S. only, includes mobile), which placed us second among our online news peers in traffic growth. Only four other companies were above 50% growth, and the average growth for our competitive set was 37%. Notably, our desktop traffic growth was the highest amongst our competitive set, growing 52% compared to 4% for the group as a whole.

●

In October 2014, we experienced our highest ever number of readers, with 18.9 million unique visitors coming to our Website and 57.7 million page views during the month, according to Google Analytics, and 13.75 million readers according to ComScore.

●

Mobile and social media continues to be a major driver of our user growth. Our mobile readers accounted for 57% of unique visitors in December 2014, which was up slightly compared to September 2014, but a significant increase compared to 48% in December 2013. During the December 2014 quarter, overall traffic from the mobile platforms increased 104% compared to the December 2013 quarter, mostly due to the top articles going viral over the Facebook mobile platform.

●

Social media traffic grew 127% in the quarter ended December 30, 2014 compared to the December quarter in 2013. Facebook continues to be the largest social media referrer, with Facebook referrals increasing 216% in the December 2014 quarter versus the December 2013 quarter. Twitter also grew strongly in the December 2014 quarter, increasing 29% compared to the quarter ended December 30, 2013.

●

We have been developing a strategy to produce Salon editorial video content. In 2015, we plan to roll out original video programming focused on news, politics and entertainment, in order to add high quality diversified content to our Website, and to attract premium video advertising that command higher CPMs as compared to display advertising.

●

Salon provides brands with a dynamic platform for sharing an array of video assets through our traditional display as well as our native advertising products. Video products are in high demand with our advertisers, and in the past nine months about 50% of all our direct advertising included video assets. Our video advertisers have included companies such as Siemens, AT&T, Amazon, Adobe, Cadillac, Infiniti, Lexus, Cole Haan, Warner Brothers, MSNBC, HBO, Showtime, FX, IFC, AMC, and National Geographic.

●

In December 2014, we partnered with Happy Ending to host a live, ticketed event featuring readings by authors Lena Dunham and Andrew Solomon and a musical performance by Lucius. During the readings, artist Shantell Martin sketched images that were projected onto the stage next to the authors. We will continue to host live events focused on our editorial team and join with outside partners like Happy Ending to provide live events for Salon users.

●

We were a proud winner of the Folio Award for General Consumer Website "design and uncompromising journalism," and a Finalist in Editor & Publisher’s EPPY awards for the category “Best News Site with one million unique monthly visitors and over.”

Sources of Revenue

Most of our net revenues are derived from advertising from the sale of promotional space on our Website. The sale of promotional space is generally less than ninety days in duration. Advertising units sold include “rich media”, a term commonly used to describe interactive multi-media and streaming advertisements, as well as traditional banner and pop-up advertisements.

We previously derived a portion of our net revenues from our Salon Premium subscription program. This source of revenue declined from its peak in the quarter ended December 31, 2004, when paid subscriptions were approximately 89,100. As of June 2012, the costs associated with maintaining the subscription program were higher than the revenues generated, so new subscriptions and renewals were no longer accepted, and the wind down of this subscription service was completed in September 2014.

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

In accordance with Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (ASC 718), our expenses include stock-based compensation expenses related to stock option and restricted stock grants to employees, non-employee directors and consultants. These costs are included in the various departmental expenses.

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

Advertising revenues, derived from the sale of promotional space on our Website, comprised 92% and 93% of our revenues, respectively, for the nine months ended December 31, 2014 and 2013. The duration of the advertisements is generally short-term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Our obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, we defer recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

We previously offered a pay-for-online content service called Salon Premium, which provided unrestricted access to our Website with no advertisements, as well as other giveaways and benefits. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals were no longer accepted and the wind down of this subscription service was completed in September 2014.

Accounting for Stock-Based Compensation

We account for stock-based compensation under ASC 718 and recognize the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based compensation expense of $176,000 and $90,000 during the nine months ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had an aggregate of $550,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $101,000 during the remainder of fiscal 2015; $261,000 during fiscal 2016; $84,000 during fiscal 2017 $67,000 during fiscal 2018 and $37,000 during fiscal 2019. The expected amortization reflects only outstanding stock option awards as of December 31, 2014 expected to vest. We expect to continue issuing stock-based awards to our employees in future periods.

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

Results of Operations for the Three and Nine Months Ended December 31, 2014 Compared to the Three and Nine Months Ended December 31, 2013

Net revenue

Net revenue decreased 22% to approximately $1.5 million for the three months ended December 31, 2014 from approximately $1.9 million for the three months ended December 31, 2013. Net revenue decreased 19% to approximately $3.7 million for the nine months ended December 31, 2014 from approximately $4.6 million for the nine months ended December 31, 2013.

Advertising revenues decreased 22% to approximately $1.4 million for the three months ended December 31, 2014 from approximately $1.8 million for the three months ended December 31, 2013. Direct ad sales captured approximately 48% and network ad sales captured approximately 52% of total advertising revenue for the three months ended December 31, 2014. The drop in revenue was a result of the competitive advertising landscape for smaller Internet media companies, the shift by advertisers from direct advertising to programmatic advertising, and an ongoing shift by users to reading Salon’s Website on mobile devices. The rapid move by our users to mobile devices has depressed our advertising revenue, as most advertisers continue to prefer to advertise on desktop computers and are willing to pay only highly discounted CPMs (cost per million impressions) for mobile ad placement.  The nine month period was also impacted by the cancellation of a large brand campaign across all media sites that resulted in $0.2 million in lost revenue in the September 2014 quarter, and a short-term decline in third party ad sales during the September 2014 quarter due to our internal restructuring of our third-party ad sales.

Advertising revenues decreased 21% to approximately $3.4 million for the nine months ended December 31, 2014 from approximately $4.3 million for the nine months ended December 31, 2013. Direct ad sales captured approximately 47% and network ad sales captured approximately 53% of total advertising revenue for the nine months ended December 31, 2014.

Salon Premium subscription revenues were immaterial for the three and nine months ended December 31, 2014 as we completed the wind down of this subscription service in September 2014.

Revenues from all other sources, mostly referral fees, remained flat and immaterial for each of the three and nine months ended December 31, 2014 at $0.1 million and $0.3 million, respectively.

Expenses

Production and content

Production and content expenses increased 15% to approximately $1.0 million for the three months ended December 31, 2014 from approximately $0.9 million for the three months ended December 31, 2013. Production and content expenses increased 15% to approximately $2.9 million for the nine months ended December 31, 2014 from approximately $2.6 million for the nine months ended December 31, 2013. The $0.1 million and $0.3 million respective increases primarily resulted from the costs of a subscription to optimization software and freelance writer contributions.

Sales and marketing

Sales and marketing expenses remained relatively flat from a year ago at approximately $0.5 million and $1.3 million for the respective three and nine months ended December 31, 2014.

Technology

Technology expenses remained relatively flat from a year ago at approximately $0.3 million and $1.0 million for the respective three and nine months ended December 31, 2014.

General and administrative

General and administrative expenses increased 9% to approximately $0.5 million for the three months ended December 31, 2014 from approximately $0.4 million for the three months ended December 31, 2013. The $0.04 million increase primarily resulted from higher stock compensation costs, recruiting fees and increased monthly rents for our relocated New York office. General and administrative expenses increased 34% to approximately $1.4 million for the nine months ended December 31, 2014 from approximately $1.0 million for the nine months ended December 31, 2013. The $0.3 million increase primarily resulted from higher stock compensation costs and increased monthly rents for our relocated New York office.

Interest expense

Interest expense for the three and nine months ended December 31, 2014 and 2013 remained flat and immaterial at $0.01 million and $0.03 million, respectively.

Liquidity and capital resources

Net cash used in operations was approximately $2.3 million for the nine months ended December 31, 2014. The principal uses of cash during the nine months ended December 31, 2014 were to fund the $2.9 million net loss for the period, partially offset by approximately $0.3 million decrease in net accounts receivable and various working capital and immaterial non-cash items. The accounts receivable, net as of December 31, 2014 of approximately $1.2 million, represent primarily advertising sales during the period, and are expected to be collected within the next four months. Net cash used in investing activities was immaterial during each of the nine months ended December 31, 2014 and 2013.

Net cash provided by financing activities was $2.3 million and $2.4 million for the nine months ended December 31, 2014 and 2013, respectively, reflecting cash advances from related parties.

Our operating forecast for the remainder of the fiscal year ending March 31, 2015 anticipates continued operating losses. We estimate we will require approximately $0.7 - $0.8 million in additional funding to meet our operating needs for the remaining three months ending March 31, 2015. This is an increase from our prior estimate in our June quarter because of revenue decreases. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing. During the current and previous fiscal years, we have relied on funding from related parties. In this fiscal year through February 13, 2014, our chairman has provided $2.9 million in cash advances. We remain dependent upon our two largest stockholders for continued financial support while we seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. We are working with our advisors in our efforts to obtain such funding, and explore strategic alternatives. However, we do not currently have an agreement in place to provide any financing, and there is no certainty that we will be able to enter into definitive agreements for additional financings or other strategic alternatives on commercially reasonable terms, if at all.

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2014:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,791	$399	$807	$585	$-
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	286	286	-	-	-
Related party advances	5,126	5,126	-	-	-
Total	$8,203	$6,811	$807	$585	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain all of our cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, we entered into a credit agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1.0 million at a rate of prime less 0.25% which subjects us to interest rate risk. We feel that the risk of a rate change is not material as we contemplate having a maximum of only $1.0 million of variable rate debt outstanding during our fiscal year ending March 31, 2015. As of December 31, 2014, we had $1.0 million plus accrued interest outstanding under this agreement, payable on demand. As we conduct all of our business in the United States, we are not subject to foreign exchange risk.

Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (December 31, 2014), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Salon has historically lacked significant revenues and has a history of losses

We have a history of significant losses and expect to incur a loss from operations, based on generally accepted accounting principles, for our fiscal year ending March 31, 2015 and to be determined in future years. Even if we attain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than we anticipate, or continue to decline as we saw in the quarter ended December 31, 2014, or operating expenses exceed expectations, financial results will most likely be severely harmed and our ability to continue operations will be seriously jeopardized.

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

We have relied on related parties for significant investment capital

We have relied on cash infusions from related parties to fund operations for many years. The related parties are primarily John Warnock, Chairman of the Board of Salon, and, to a lesser extent in recent years, William Hambrecht. William Hambrecht is a Director and the father of our former CEO and current Chief Financial Officer, Elizabeth Hambrecht. During the current fiscal year, through February 13, 2015, Mr. Warnock has contributed $2,885,000 in cash advances to fund our operations.

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

Future sales of significant number of shares of our Common Stock by principal stockholders could cause our stock price to decline

Our directors and officers own approximately 65 million shares, or 83% in the aggregate, of our Common Stock. As our Common Stock is normally thinly traded, if our principal stockholders were to sell their shares of Common Stock, the per share price of our Common Stock could be adversely affected.

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

Holders of our Series C Preferred Stock are entitled to potentially significant liquidation preferences of Salon’s assets over holders of our Common Stock in the event of a liquidation event

Holders of our Series C Preferred Stock (“Preferred Stock”) have liquidation preferences over holders of Common Stock of the first approximately $2.5 million in potential sales proceeds as of December 31, 2014, which includes the effect of undeclared dividends, if granted, of about $0.8 million. If a liquidation event were to occur, and Preferred Stock dividends were declared, the holders of Preferred Stock would be entitled to the first $2.5 million of cash distributions. If a liquidation event were to occur in excess of $2.5 million and if Preferred Stock dividends were to be declared, the holders of Preferred Stock would be entitled to receive a relatively larger distribution than the holders of Common Stock would be entitled to receive.

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

 SALON MEDIA GROUP, INC.

Dated: February 13, 2015	/s/ Cynthia Jeffers
Cynthia Jeffers
Chief Executive Officer

Dated: February 13, 2015	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht
Chief Financial Officer