Form 10-K
period 2015-03-31
SALON MEDIA GROUP INC
filed 2015-06-19
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-26395

SALON MEDIA GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3228750
(State of Incorporation)	(IRS Employer Identification No.)

870 Market Street

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

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,606,000 based on the closing sale price of the registrant’s Common Stock on June 1, 2015. Shares of Common Stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon Media Group, Inc. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 1, 2015 was 76,245,442 shares.

FORM 10-K

SALON MEDIA GROUP, INC.

FORM 10-K

SALON MEDIA GROUP, INC.

INDEX – (continued)

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	71

SIGNATURES		73

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

ITEM 1. Business

OVERVIEW

Salon is an online news website committed to fearless journalism and to making the conversation smarter.  Our award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written articles about politics, culture, entertainment, sustainability, innovation, technology and business.

Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. In 1999, we had our initial public offering. In 2001, we adopted the name Salon Media Group, Inc. Our common stock is traded in the over-the-counter market and our stock symbol is SLNM.PK.

Highlights from Fiscal Year 2015

During the fiscal year ended March 31, 2015 (“fiscal year 2015”), we continued to execute our business strategy (see “Salon Strategy” below) to broaden our editorial coverage in order to attract a larger audience, which in turn should attract more advertising, and increase our revenues. Our focus on high quality editorial drove significant traffic growth in fiscal year 2015, and we regularly reached new traffic milestones throughout the year. However, we faced increased competition from both new and larger websites for online advertising campaigns, while industry trends shifted toward increased use of agency and software-based approaches to buying online advertising. As a result, our direct ad sales have declined, and we have increasingly relied on third-party agencies to sell ads on our Website through programmatic advertising on open marketplaces. The highlights of our fiscal year 2015 are listed below:

●

Total revenue in the fiscal year 2015 decreased 18% to $4.9 million. Net loss for the fiscal year 2015 was $3.9 million, an 80% increase from $2.2 million in the fiscal year ended March 31, 2014 (“fiscal year 2014”).

●

We have been working on strategies to better monetize our Website and increase advertising revenues, including entering into agreements with additional mobile and website ad providers, expanding our representation in Canada, the UK and Australia, which are our largest overseas markets, and seeking to increase the breadth of our advertiser base as well as increase the size of each advertising order. We believe these strategies should help us to increase our revenues in fiscal year 2016.

●

We have been developing a strategy to produce Salon editorial video content. In the September quarter of 2015, we plan to roll out original video programming focused on news, politics and entertainment, in order to add high quality diversified content to our Website, and to attract premium video advertising that commands higher cost-per-thousand-impression (CPMs) as compared to display advertising. These videos will complement Salon’s brand of fearless journalism that makes the conversation smarter, and be designed for maximum share-ability on social media sites.

●

We reached several new traffic milestones. Our peak monthly users for Salon.com (or, the “Website”) traffic in fiscal year 2015 was in October when we recorded 18.9 million users, as measured by Google Analytics. In April 2015, we have subsequently reached a new peak of 19.3 million users.

●

We have been proud to be honored for our excellence in journalism. During the fiscal year, our writer, Heather “Digby” Parton, won a Hillman Prize for Opinion and Analysis writing. We were also a 2014 honoree by the Webby Awards for best writing. We were a winner of the Folio Award for General Consumer Website "design and uncompromising journalism," and a Finalist in Editor & Publisher’s EPPY awards for the category “Best News Site with one million unique monthly visitors and over.”

●

Our agenda-setting and conversation driven stories about racism in the United States, Islam, the state of the Democratic Party, Charlie Hebdo, among many others, were widely followed by our readers -- and recognized widely for their role as thought leaders by publications including the New York Times, CNN, MSNBC, the Wall Street Journal, The New Yorker, the Washington Post, Los Angeles Times, and Politico, among others. The attention led to even greater visibility for Salon and Salon writers on TV, as Thomas Frank earned our first appearance on “Meet the Press” in at least a decade, and other writers appeared on “The Today Show,” CNN, MSNBC and many other broadcast and cable outlets.

●

Driven by our compelling editorial coverage, unique visitors to the Website during the fiscal year 2015 averaged 17.0 million per month according to Google Analytics, which is a 52% increase from an 11.2 million average in fiscal year 2014. Unique visitors as measured by comScore (U.S. desktop) reached an all-time high of 5.25 million in February 2014 and for the fiscal year ended March 2015 averaged 4.5 million, an increase of 24% compared to 3.6 million average in fiscal 2014. The difference between the two sources is that comScore uses a panel-centric method for counting unique visitors in the U.S. market rather than the tagging technology used by Google to measure global users.

●

Mobile continued to drive Salon’s growth with mobile browser users accounting for 58.7% of all users in March 2015, an increase of 59.1% from March 2014. This was a result of a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens. In the 2015 fiscal year we redesigned our mobile applications (“apps”) and iteratively integrated native advertising solutions to better monetize them. In April 2015 Salon entered the Internet of Things space with the launch of the Salon app for Apple Watch. The Apple Watch app pairs with our iPhone app and provides a timely and discrete experience. It increases the number of interactions with our users and provides a new platform for us to interact with our users.

●

Social media continues to be our largest referral group and a major focus across the Company. We make regular updates to the Website to optimize content to be shared on social media with a special focus on our mobile platforms. In March 2015, we surpassed 718,000 Facebook “likes,” and 479,000 Twitter followers, and during the year launched on visual platforms Tumblr, Instagram and Snapchat.

●

In fiscal year 2015, there was a significant industry shift in online advertising from advertising sold by a direct sales team to advertising increasingly being sold through software based “programmatic” technology. As a result, our advertising sales have made a similar shift, resulting in a decline in direct advertising and an increase in advertising sold through networks that access these programmatic buys.

●

Salon provides brands with custom advertising products that are in demand by our advertisers. In fiscal year 2015, 75% of our direct advertising included video and more than 50% was generated by high value-added sponsored content with these custom integrations. Our custom integrations include innovative content, video, slideshows, social media campaigns, dashboards and full-page takeovers. Our video advertisers have included companies such as Siemens, AT&T, Amazon, Adobe, Cadillac, Infiniti, Lexus, Cole Haan, Warner Brothers, MSNBC, HBO, Showtime, FX, IFC, AMC, and National Geographic.

●

Finance companies were a new area of growth for our direct advertising sales, while tune-in television and movie advertising remained an area of strong demand. We continued to enhance our advertising offerings by launching new and updated sales products, especially for our mobile platforms.

●

We continued to make technological updates to our browser, tablet and mobile platforms with a focus on video presentation, mobile, advertising technologies and analytics integrations. We continued to make updates to our site recirculation and integrated with messaging app platforms such as Whatsapp and Tango. We optimized the site content for social media platforms, mobile and search engine optimization.

●

We increased our site security and stability, by adding internal tools that provide powerful new techniques for site management, troubleshooting, and internal analytics. We began the process of shifting our browser site to utilize an application programming interface (API) that provides comprehensive data source for all platforms. For the debut of the Salon app for Apple Watch, we launched a user notification system that allows editors to send breaking news alerts to users on our Apple Watch, iPhone and Android apps, and other emerging platforms.

●

We hosted five events during the year to test user and advertiser interest. This included a partnership with Happy Ending to host live, ticketed events featuring readings, music and artists. Well-known writers such as Lena Dunham, Zadie Smith and Andrew Solomon were featured together with musicians (Lucius, Emily Wells) and artists (Shantell Martin) to create provocative, lively events that were fully sold-out. We will continue to host live events focused on our editorial team and join with outside partners like Happy Ending to provide live events for Salon users.

Salon Strategy

In May 2012, we adopted a strategy that has led to the most significant period of user growth in our history. In March 2015, we reached 18.1 million unique users as measured by Google Analytics, a 27.3% increase from March 2014 of 14.2 million unique users. And, subsequent to our fiscal yearend, our all-time high of 19.3 million unique users was reached in April 2015. Our strategy focuses on growing our user base, which in turn increases our number of impressions that can be sold to our to advertisers, and offers opportunities to develop business relationships with companies that want access to our attractive user base. Our strategy is predicated on the following core principals: (1) create high quality content that meets our users’ interests; (2) make strategic hires to bring in the best possible talent; and (3) innovate to bring great products to our users. Our focus on these core principals during the past fiscal year has resulted in our rapidly growing user base, and led to new strategies around Website monetization that provide opportunity for future growth.

In fiscal year 2016, our goal is to continue our mission of creating fearless journalism and making the conversation smarter, while reacting to the shifts in the online advertising market to better monetize our Website. To reach our goals, and to achieve profitability, will require continual, rapid experimentation and innovation of our editorial, technology, sales, finance, and marketing strategies for existing and emerging platforms. We will push ahead in the following areas:

●	Broaden our editorial coverage to meet user needs and accelerate our audience growth, with a unwavering commitment to high quality content and fearless journalism
●	Develop original editorial video product and continue to integrate video throughout our Website, increase video views and generate higher CPM video advertising
●	Integrate into our advertising approach a deeper focus on new advertising products such as pre-roll video ads, private market programmatic advertising and first party data
●	Develop innovative, user-focused products, focusing on mobile and emerging platforms

Broaden the Salon Voice

We target an educated, culturally engaged audience interested in original thinking and reporting on the hour’s big stories. We pursue that audience by featuring a diverse array of voices and perspectives, and covering a wide range of topics including News, Politics, Business, Technology, Life, Entertainment, Sustainability and Innovation. 24 hours a day, 365 days per year, Salon invites users to immerse themselves in thought-provoking content that impassions and empowers them to be the intellectual and cultural leaders of our time.

We believe a primary cause for the growth in users has been a focus on reporting news on an hourly basis. In fiscal year 2015, we continued to expand our breaking news coverage. We analyze in real-time where our users’ interests are shifting, and respond by determining content, site layout and structure to best suit their needs in the moment. We also host dynamic content, such as video, slideshows and images, as well as have content partnerships to diversify our content offerings across various verticals. We expect to continue these activities in fiscal year 2016.

Social media has also become a key driver of users for us, consistent with trends for other online news sites. In fiscal year 2013, we integrated social networking features into our Website, which facilitated the sharing of content on social networks. As a result, our Website traffic coming from social media increased 85% in fiscal year 2014 compared to fiscal year 2013, and 109% in fiscal year 2015 compared to 2014. Traffic from Facebook alone increased 148% and 184% respectively over the same periods. The increase in Website traffic from social media was underpinned by the significant increases in the number of Facebook “likes” to more than 700,000, and monthly reach of more than 12 million (defined as a user who viewed or interacted with our content) on the Facebook platform in March 2015. In fiscal year 2016, we plan to continue our efforts to build our audience on social media through a continuation of the strategies we have employed in the past two years.

We are dedicated to our users’ needs, and seek to grow unique visitors to our Website since the resulting page views serve as a platform for advertising impressions, a key driver of our revenue growth. In addition, in fiscal year 2016 we will be incorporating a new approach whereby we focus traffic growth in key demographic areas that we have identified as having potential to build deeper relationships with our partners.

Develop innovative, user-oriented products, focused on mobile

We continually need fresh content and new ideas to attract readers to our Website.  We plan to continue to focus on developing our audience through a combination of editorial enhancements, increased dynamic content and new user-focused functionalities and products. We are continually evaluating the needs of our users and trying to adjust and create new solutions to meet their needs.

Web browsers and applications on mobile platforms are a significant area of audience growth and ad revenue in the online news industry. Our users continue to move to mobile at record rates. In the past fiscal year, we have seen 59.1% growth in mobile users, and as of March 2015, mobile browsers accounted for 58.7%, of our browser-based traffic.

In fiscal year 2013, we implemented our mobile content strategy to address mobile content needs that may differ from readers’ needs on desktop computers. Specifically, we enhanced our mobile browser site, launching a responsive mobile design site, as well as Apple and Android mobile phone and tablet applications. In fiscal year 2014 and fiscal year 2015, we continued to optimize the mobile browser experience, deploying updates to improve responsiveness, load time, design and layout for small screens. In April 2015, Salon entered the Internet of Things space with the launch of the Salon app for Apple Watch. The Apple Watch app increases the number of interactions with our users and provides a new platform for us to interact with our users and ad partners.

In fiscal year 2016, we will be working on a Website redesign aimed at improving the user experience. As part of this effort, we will continue exploring new products that meet the immediate needs of our mobile users, building out new advertising products for video, mobile, and Apple Watch, and improving our security and scaling capabilities.

Integrate video throughout our Website to increase video views

Video content is some of our most popular content with our users, which has led us to explore ways to offer more video on our Website. In fiscal year 2016 we aim to expand our video content.  In order to achieve widespread video integration, we are exploring additional partnerships to gain access to premium video content and are also to launch original Salon branded video content. Video is in high demand with our advertisers. In the last year 74% of our direct advertisers incorporated video into their campaigns. We plan to monetize video through sale of advertising pre-roll via direct and indirect ad partners, programmatic partnerships, and through syndication of our video content.

Path to profitability

Although we had a setback in our effort to reach profitability in fiscal year 2015, we are making adjustments to our revenue model in order to increase advertising revenues. We have taken increasing advantage of the shift in online advertising to programmatic marketplaces that are driven by software to purchase digital advertising space. In fiscal year 2015, our programmatic advertising revenues increased 8% compared to fiscal 2014, and accounted for 56% of our advertising revenues as compared to 43% in fiscal year 2014. We believe the adjustments we have made to our advertising sales approach will allow further growth in programmatic advertising revenues in fiscal year 2016.

We continue to believe that our focus on excellence in our core editorial product can attract a high demographic audience and deliver value to our advertising clients. Our users consist of a global community that is demanding and engaged. They are considered influencers in public policy, culture, art, technology and fashion. Advertisers evaluate a website based on its scale (number of impressions), and the type of ads that are offered (high impact, such as video, sponsored content and content that may be otherwise tied to nearby ads, versus display only). Advertisers typically seek to attract a specified demographic age, gender, socio-economic background, and education. We believe our user profile makes our Website a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online who have our demographic profile.

We work with our advertising clients to reach this attractive audience and tailor advertising to their needs. Through our direct sales team, we have increasingly focused our ad implementations on customized editorial content, mostly in a combination of written editorial, video and slideshows, that promote an advertiser’s brand and are shown on our Website as “sponsored.” As a result, 47% of our advertising campaigns in fiscal year 2015 included high-impact rich media and sponsored content. In fiscal year 2016, we plan to continue to expand our custom ad integration, and broaden our sponsored content offerings, with a special focus on video and mobile products.

Due to an industry shift in advertising dollars toward programmatic and video advertising, our direct ad sales declined 38% and led to total revenues declining 18% in fiscal year 2015. At the same time, our production costs increased by 8% compared to fiscal year 2014, leading to increased losses. To reverse this trend, we will continue to drive revenue growth as described above, while closely monitoring our operating expenses, and re-evaluate costs where we do not see clear productivity gains. As a result, we have discontinued spending in marketing that we felt was not generating sufficient revenue opportunity, and made changes to the structure of our sales team. Given these changes, we anticipate that fiscal year 2016 will better align production costs with our revenue potential in an effort to reach profitability.

OUR BUSINESS

We target an educated, culturally engaged audience interested in original thinking and reporting on the day’s big stories. We pursue that audience by featuring a diverse array of voices and perspectives, and covering a wide range of topics including News, Politics, Business, Technology, Life and Entertainment, as well as two more recently launched verticals, Sustainability and Innovation.

Salon.com Website

News

Breaking news fast – and what it means. Whether it's Charlie Hebdo, Ferguson, the Josh Duggar and Bill Cosby scandals, or debates over important foreign policy issues, we surround stories people want to talk about as they happen– with dedicated bloggers, extensive videos, and smart columnists who put important news into immediate context.

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

Arts & Culture

Our writers and critics are just as obsessed with "Mad Men," "Game of Thrones," and the coolest and hottest new books and movies as our readers are. Our entertainment coverage is edgy, exhaustive and fast, and we are just as determined to get to the latest viral video first as we are to mine the intersections between culture and politics. Our writers include Andrew O’Hehir (film), Laura Miller (books), Sonia Saraiya (TV), and Mary Beth Williams, Scott Timberg and Anna Silman (pop culture).

Life

Our popular life essays go in-depth on the most complicated and deeply personal topics – sex, parenting, family, relationships, religion, work and so many more – and are written both by famous writers like Anne Lamott and Jennifer Egan, as well as the most daring and interesting new voices that include Katie McDonough who writes on gender, reproductive rights and women in culture/politics.

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

Tech

Salon Tech goes beyond just gadgets and gee-whiz stories to get at how technology is changing our lives and workplaces – in increasingly complicated ways. In addition to the staff writers and book excerpts from the hottest and newest titles, the section includes content from sites like The Daily Dot, staff aggregation and AP wires.

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

Revenue Sources

Advertising is our primary source of revenue. Internet advertising revenues accounted for 91% of revenues in fiscal year 2015. From June 2001 until June 2012, our other main source of revenue was from subscriptions. Due to a tepid response from users, new subscriptions and renewals were no longer accepted as of June 2012, and the wind down of our subscription service was completed in fiscal year 2015.

Internet advertising is affected by broad economic conditions, like other forms of advertising, but overall it has continued its upward trend even through the Great Recession. According to the 2014 IAB Internet Advertising Revenue Report (the “IAB Study”) conducted by PricewaterhouseCoopers, the compound annual growth rate (“CAGR”) over the past ten years for Internet advertising in the United States was 17%, which has significantly outpaced the U.S. current dollar GDP growth of 3% over the same period. Furthermore, since 2010, Internet advertising growth was fueled by a 110% CAGR in mobile, compared to a 10% growth in non-mobile revenues. Internet advertising revenue in the United States totaled $49.5 billion in 2014, a 15.6% increase from $42.8 billion 2013. In the quarter ended December 2014, the sources for advertising revenues were non-mobile search (37%), mobile (including search, display and video formats) (28%), non-mobile display advertising (27%), classifieds (5%) and lead generation (3%). Notably, mobile advertising grew 76% in 2014, jumping to the second largest ad format. Within the non-mobile display advertising segment, which accounts for a significant part of our revenues, banner ads accounted for 16%, digital video for 7%, rich media for 3% and sponsorship for 2% of advertising revenues.

The bulk of online advertising remains concentrated in a relatively small number of dominant Internet companies, with the top ten companies accounting for 71% of online advertising in the December 2014 quarter, and another 11% captured by the next tier of companies ranked 11th through 25th. Therefore, we believe our market opportunity falls roughly at 18% of the online advertising market, or $8.9 billion.

The primary factor in our ability to increase our advertising revenues in future periods is growth in our audience. Attracting more unique visitors to our Website is important because these users generate additional page views, and each page view becomes a potential platform for advertisements. Advertising comprises video, banners, rich media, and other interactive ads across our desktop, tablet, mobile browser and apps platforms. Advertisers pay for advertising based on a cost-per-thousand-impression, and different platforms attract different costs-per-thousand impressions. CPM varies by platform and CPMs for mobile have been less than for desktop. Videos and sponsored content on mobile devices continue to grow in popularity and can demand a higher CPM. We believe that continuing to add videos and sponsored content to our mobile platform and improving and optimizing the platform’s design will help increase revenues from our mobile platform.

Overall, monthly unique visitors to our Website have grown from 6.3 million in March 31, 2011, to over 18 million in March 31, 2015, a cumulative growth rate of 186% over the past five fiscal years. Our full year average monthly unique visitors was 5.4 million, 6.4 million, 10.6 million, 11.2 million and 17 million in fiscal years 2011, 2012, 2013, 2014 and 2015, respectively. This growth reflects the expansion of our Website over the same period, beginning with increased lifestyle coverage in areas such as food, film and books in fiscal year 2011, business and technology coverage in fiscal year 2013, and sustainability and innovation coverage in fiscal year 2014. The table below reflects unique monthly visitors to our Website from fiscal year 2011 through fiscal year 2015. Unique visitors in the period from March 2011 to May 2013 included traffic to an affiliated website that has since been shut down.

Source: Google Analytics

Sales and Marketing

As a media website that competes against much larger websites, we have sought to distinguish ourselves in the marketplace by offering customized, innovative and integrated advertising products that appeal to users and seamlessly and organically incorporate our advertising clients and their objectives into our Website. Our content rich environment offers advertisers the opportunity to develop custom content programs, including video-rich implementations. Using a dedicated team of content producers, we collaborate closely with the advertiser to create original series, slideshows, infographics and more to bring brand content to users in an organic way. To ensure engagement, all content is available cross-platform and supported by our promotional platforms and social profiles.

We have also built a suite of ad products that includes, among others: our “homepage spotlight” that features custom content in-stream in our editorial news feed, advertiser-sponsored articles and content verticals, custom Website “skins” that can overlay an advertisement onto the background of our Website, “pushdowns” that temporarily move the editorial content below an ad while it is being served, video overlays and in-stream video modules, a multi-media content module and a social feed module. This variety of products has given our advertisers multiple options to speak to and engage with our influential audience.

Our sales office is located in New York, with seven advertising sales and operations employees as of March 31, 2015, of which four actively solicit orders.

Product Development

We recognize that users come to the site for online news, reporting, opinion and an engaging, active community of writers, users and commenters. Users engage with the site through desktop computers, mobile phones and social networking platforms and other referral partners. To meet users’ rapidly evolving online media needs, we are continually innovating and developing our Website, mobile Website and social media presence – by adding new features, design updates and technologies that improve the user experience, speed and search engine optimization. We have developed an internal culture of innovation where the Edit, Technology and Sales teams collaborate on product development. In fiscal year 2013, Salon implemented its mobile application strategy with the launch of its responsive mobile browser site and release of Apple and Android mobile applications. In fiscal year 2014, we continued to optimize the mobile browser experience, deploying updates to improve load time, design and layout for small screens.

In fiscal year 2015 we continued to make technological updates to our browser, tablet and mobile platforms with a focus on video presentation, mobile, advertising technologies and analytics integrations. We continued to make updates to our site recirculation and integrated with messaging app platforms such as Whatsapp and Tango. We optimized the site content for social media platforms, mobile and search engine optimization.

We increased our site security and stability, by adding internal tools that provide powerful new techniques for site management, troubleshooting, and internal analytics. We began the process of shifting our browser site to utilize an API that provides comprehensive data source for all platforms. For the debut of the Salon App for Apple Watch, we launched a user notification system that allows editors to send breaking news alerts to users on our Apple Watch, iPhone and Android apps, and other emerging platforms.

In fiscal year 2016, we will be working on a Website redesign aimed at improving our users’ experience. As part of this effort, we will continue building out new advertising products for video and mobile, expanding our social media integration, improving our security and scaling capabilities, and exploring new products that meet the immediate needs of our mobile users.

Competition

The bulk of online advertising remains concentrated in a relatively small number of dominant Internet companies, with the top ten companies accounting for 71% of online advertising in the December 2014 quarter, and another 11% captured by the next tier of companies ranked 11th through 25th. Therefore, we believe our market opportunity falls roughly at 18% of the online advertising market, or $8.9 billion. We compete for advertising revenues with numerous websites, including major portals such as Yahoo and AOL, major search engines such as Google and Bing, major social networks such as Facebook and Twitter, and other online large media publications such as Buzzfeed, The Huffington Post, New York Times, Washington Post, MSNBC and CNN.com. We also compete with many smaller news and politics-oriented Websites, such as Slate, Gawker, The Daily Beast, The Atlantic, Talking Points Memo, Politico and Mother Jones for staff, audience and advertising sales.

Infrastructure and Operations

We have created a flexible publishing structure that enables us to develop our content while responding quickly to news events and to take advantage of the ease of distribution provided by the Internet. Our content is deployed on our proprietary software platform and captured in a database for reuse in Web and other formats. The content on our Website has been structured to facilitate being found by search engines, a key driver in increasing traffic to our Website, and optimized for sharing on social networks. During the past three years, we have improved the look and feel of our Website to increase appeal to our audience and we will continue to ongoing changes to our Website.

Our Website is hosted on cloud-based virtual servers running open-source Linux operating systems and various open-source web and network software packages. Our top technical priority is the fast and reliable delivery of pages to our users. Our systems are designed to handle traffic growth and network failures by balancing the requests among several pools of servers across the globe that automatically scale to match traffic demands. We rely on multiple tiers of redundancy/failover and third-party Content Delivery Network to achieve our goal of 24 hours, seven-days-a-week Website uptime. Regular automated backups protect the integrity of our data. Our servers are continuously monitored by numerous third-party and open-source monitoring and alerting tools.

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

Employees

As of March 31, 2015, Salon has 47 full-time employees, and 2 part-time employees. Salon believes its relations with its employees are good. No employees of Salon are represented by a labor union or are subject to a collective bargaining agreement. Salon’s future success is highly dependent on its ability to attract, hire, retain and motivate talented personnel.

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

Salon has historically lacked significant revenues and has a history of losses

We have a history of significant losses and expect to incur a loss from operations, based on accounting principles generally accepted in the United States of America, for our fiscal year ending March 31, 2016 and potentially in future years. Even if we attain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than we anticipate or operating expenses exceed expectations, financial results will most likely be severely harmed and our ability to continue operations will be seriously jeopardized.

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

We have relied on related parties for significant investment capital

We have relied on cash infusions from related parties to fund operations for many years. The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht. William Hambrecht is a Director and the father of our former CEO and current Chief Financial Officer, Elizabeth Hambrecht. During the fiscal year ended March 31, 2015, Mr. Warnock has made approximately $3.0 million in cash advances to fund our operations. Subsequent to March 31, 2015, Mr. Warnock provided an additional $750,000 to meet our working capital requirements.

Curtailment of cash investments and borrowing guarantees by related parties would detrimentally impact our cash availability and our ability to fund our operations.

Our principal stockholders exercise a controlling influence over our business affairs and may make business decisions with which non-principal stockholders disagree, which may affect the value of non-principal stockholders’ investments

Approximately 58% of our voting securities are controlled, directly or indirectly by our Chairman, John Warnock, and approximately 22% is controlled directly or indirectly by William Hambrecht, a Director and the father of our Chief Financial Officer. We remain dependent upon Mr. Warnock and Mr. Hambrecht for continued financial support while we seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. While all outstanding, unsecured, interest-free cash advances from Mr. Warnock and Mr. Hambrecht at February 28, 2013 were exchanged for Common Stock in the Company’s Recapitalization, details of which were described elsewhere in this Annual Report, Mr. Warnock has continued to make unsecured, interest-free, cash advances to cover our operating expenses. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in our next financing from non-related parties.

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

Holders of our Series C Preferred Stock are entitled to potentially significant liquidation preferences of Salon’s assets over holders of our Common Stock in the event of a liquidation event

Holders of our Series C Preferred Stock (“Preferred Stock”) have liquidation preferences over holders of Common Stock of the first approximately $2.5 million in potential sales proceeds as of March 31, 2015, which includes the effect of undeclared dividends, if granted, of about $0.8 million. If a liquidation event were to occur, and Preferred Stock dividends were declared, the holders of Preferred Stock would be entitled to the first $10 million of cash distributions. If a liquidation event were to occur in excess of $2.5 million and if Preferred Stock dividends were to be declared, the holders of Preferred Stock would be entitled to receive a relatively larger distribution than the holders of Common Stock would be entitled to receive.

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

If we cannot increase referrals from social media platforms, our ability to attract new unique visitors and maintain the engagement of existing unique visitors could be adversely affected.

As the behavior of internet consumers continues to change, distribution of our content, products and services via traditional methods may become less effective, and new distribution strategies may need to be developed. Consumers are increasingly using social networking sites such as Facebook and Twitter, to communicate and to acquire and disseminate information. As consumers migrate towards social networks, we continue to build social elements into our content, products and services in order to make them available on social networks and to attract and engage consumers on our Website and mobile platforms. There is no guarantee that we will be able to successfully integrate our content with such social networking or other new consumer trends. Even if we are able to distribute our content, products and services effectively through social networking or other new or developing distribution channels, this does not assure that we will be able to attract new unique visitors.

Hackers may attempt to penetrate our security system and online security breaches could harm our business

Consumer and supplier confidence in our Website depends on maintaining strong security features. Experienced programmers or “hackers” have penetrated sectors of our systems, and we expect that these attempts will continue to occur from time to time. To our knowledge, there has been no outward harm to us or our users as a result of hacking attempts. Furthermore, Salon has engaged the services of a third-party web application security-testing company, which conducts regular comprehensive searches for any vulnerabilities that may exist, allowing us to address and fix any issues before they can be exploited. This minimizes the risk of damage; however, because a hacker who is able to penetrate network security could misappropriate proprietary information or cause interruptions in our products and services, we may have to expend significant capital and resources to protect against or to alleviate problems caused by hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such security breaches could materially affect our operations, damage our reputation and expose us to risk of loss or litigation. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties with whom we have relationships.

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

Our technology development efforts may not be successful in improving the functionality of our network, which could result in reduced traffic on our Website or reduced advertising revenues

We are constantly upgrading our technology to manage our Website. We create new products that we expect to launch on an ongoing basis. If these systems do not work as intended, or if we are unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery, our Website may not operate properly, which could harm our business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm our business. Moreover, complex software products such as our online publishing platform frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although we have tested and will continue to test our systems, errors or deficiencies may be found in these systems that could adversely impact our business.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Salon leases 2,405 square feet of office space at 870 Market Street, Suite 528, San Francisco, California, where it has been headquartered since November 2012. The San Francisco office lease will expire in November 2017. Salon also leases 6,523 square feet of office space for its New York office at 132 West 31st Street, New York, New York through September 2019. As of January 15 and 23, 2015, Salon no longer leases a small office at 300 Manhattan Beach Blvd., Manhattan Beach, California and rents minimal space to host its servers in Sacramento, California, respectively. Salon believes that its existing properties are in good condition and are suitable for the conduct of its business.

ITEM 3. Legal Proceedings

Salon is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Information with respect to the quarterly high and low sales prices for Salon’s Common Stock, ticker symbol SLNM.PK, for its fiscal years 2015 and 2014, based on sales transactions reported by the OTC (Over-The-Counter) Bulletin Board is provided below:

	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2015		March 31, 2014
For the quarter ended	High	Low	High	Low
June 30	$0.25	$0.16	$0.39	$0.03
September 30	0.40	0.16	0.13	0.12
December 31	0.45	0.13	0.57	0.12
March 31	$0.20	$0.13	$0.50	$0.16

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

There were 75 top stockholders of record of Salon Common Stock as of June 1, 2015. This number was derived from Salon’s stockholder records, and does not include beneficial owners of Salon’s voting Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The closing price of Salon’s Common Stock on June 1, 2015 was $0.13 per share.

Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

Salon has never repurchased any of its equity securities.

Equity Compensation Plan Information

The following table provides information about Salon’s Common Stock that may be issued upon the exercise of options and rights under all of Salon’s existing equity compensation plans as of March 31, 2015, including the Salon Media Group, Inc. 2004 Stock Plan and the Salon Media Group, Inc. 2014 Stock Incentive Plan.

Plan category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
	and rights	and rights	equity compensation
plans, excluding
securities reflected in
column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,101,099	$0.16	7,664,433
Equity compensation plans not approved by security holders	None	N/A	None
Total	8,101,099	$0.16	7,664,433

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 6. Selected Consolidated Financial Data

	Amounts in thousands, except per share amounts
Year Ended March 31,	2015	2014	2013	2012	2011

Net revenues	$4,946	$6,004	$3,641	$3,477	$4,206
Gain from discontinued operations	$-	$-	$233	$60	$72
Net loss	$(3,940)	$(2,186)	$(3,936)	$(4,098)	$(2,584)
Basic and diluted net loss per share	$(0.05)	$(0.03)	$(0.72)	$(1.25)	$(0.84)
Weighted average common shares outstanding used in computing per share amounts (thousands)	76,245	73,923	5,443	3,283	3,086
Cash and cash equivalents	$229	$119	$96	$130	$386
Total assets	$1,605	$2,033	$1,299	$1,557	$1,636
Total long-term liabilities	$73	$2	$12	$123	$1,380

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Salon is an online media company and a unique voice in the Internet landscape. Our award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary and staff-written articles about politics, technology, culture and entertainment. In our editorial product we balance two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

Sources of Revenue

Most of Salon’s net revenues are derived from advertising from the sale of promotional space on its Website. The sale of promotional space is generally for less than ninety days in duration. The primary factor in our ability to increase our advertising revenues in future periods is growth in our audience. Attracting more unique visitors to our Website is important because these returning users generate additional page views, and each page view becomes a potential platform for advertisements. Advertising comprises banners, video, rich media and other interactive ads. Advertisers pay for advertising based on a cost-per-thousand-impression (“CPM”). CPM varies by platform and CPMs for mobile have been less than for desktop, however in the recent quarter they have been increasing. Videos and sponsored content on mobile devices continue to grow in popularity and can demand a higher CPM. We believe that continuing to add videos and sponsored content to our mobile platform and improving and optimizing the platform’s design will help increase revenues from our mobile platform.

In addition, Salon generates revenue from referring users to third party websites. For fiscal year 2015, referral fees totaled $0.39 million, an immaterial decrease from $0.41 million for fiscal year 2014. We also generated nominal revenue from the licensing of content that previously appeared in Salon.

Salon previously derived a significant portion of its net revenues from its subscription program. This source of revenue had been decreasing since 2004 when paid subscriptions peaked at approximately 89,100 and further decreased to approximately fewer than 8,000 as of March 31, 2013. As a result, new subscriptions and renewals have no longer been accepted since June 2012 and the wind down of the subscription service was completed in fiscal year 2015 with an immaterial $0.01 million in recognized revenue.

Our total net revenue and the sources thereof for the years ended March 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended March 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Advertising	$4,518	91%	$5,534	92%	$3,320	91%
Subscription Program	12	<1%	27	<1%	226	6%
All Other	416	8%	443	7%	95	3%

Operating Expenses

Production and content expenses consist primarily of salaries and related expenses for Salon’s editorial and production staff, payments to freelance writers and artists, bandwidth costs associated with serving pages on our Website and ad serving costs.

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

Salon recognized stock-based compensation expense of $285,000, $134,000 and $156,000 during the years ended March 31, 2015, 2014 and 2013, respectively. As of March 31, 2015, Salon had an aggregate of $463,000 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. Salon currently expects this stock-based compensation balance to be amortized as follows: $267,000 during fiscal year 2016; $87,000 during fiscal year 2017; $70,000 during fiscal year 2018; and $39,000 during fiscal year 2019. The expected amortization reflects only outstanding stock option awards as of March 31, 2015. We expect to continue to issue stock-based awards to our employees in future periods.

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

Liquidity

Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2015, Salon had an accumulated deficit of $122.6 million. These losses have been funded primarily through the issuance of Common Stock from Salon’s initial public offering in June 1999, issuances of Preferred Stock, bank debt, the issuance of convertible notes payable and other advances from related parties.

Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2015, 2014 and 2013 has included a paragraph in their report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

Income Taxes

Salon has not recorded a provision for federal or state income taxes since inception due to recurring operating losses. As of March 31, 2015, Salon had net operating loss carryforwards of $88.1 million for federal income tax purposes that begin to expire in March 2016, and $20.8 million for California income tax purposes. As Salon has been incurring tax losses, $1.1 million of California net operating loss carryforwards expired as of March 31, 2015, and if Salon were to incur a tax loss for the fiscal year ending March 31, 2016, an additional $1.0 million of California net operating loss carryforwards will expire. Utilization of Salon’s net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California State provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets. The net valuation allowance increased $1.0 million during the year ended March 31, 2015 to $32.3 million. Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. These factors include Salon’s history of net losses since inception and expected near-term future losses.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 91%, 92% and 91% of Salon’s net revenues for the fiscal years ended March 31, 2015, 2014 and 2013 respectively. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon’s obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to the advertiser. If these “make good” impressions are not agreeable to the advertiser, no further revenue is recognized.

Results of Operations

Fiscal Years Ended March 31, 2015 and 2014

Net Revenues

Salon’s net revenue from continuing operations decreased 18% to $4.9 million for the fiscal year ended March 31, 2015 from $6.0 million for the fiscal year ended March 31, 2014, primarily due to a decline in direct sales advertising and referral fees.

Advertising revenues decreased 18% to $4.5 million for the fiscal year ended March 31, 2015 from $5.5 million for the fiscal year ended March 31, 2014, primarily due to a decline in direct sales which decreased 38% to $2.0 million for the fiscal year ended March 31, 2015 from $3.2 million for the fiscal year ended March 31, 2014.

A primary factor in our ability to increase advertising revenues in future periods is growth in our audience. Attracting more unique visitors to our Website is important because these users generate additional page views, and each page view becomes a potential platform for serving advertisements. Advertisers pay for advertising based on a cost-per-thousand-impression, and different platforms attract different costs-per-thousand impressions. Due to various factors, including concerted efforts to make Salon’s content more accessible to users, a better optimized Website to facilitate appearance in search engine results, and increasing the quantity of content, the average number of monthly unique Website visitors grew by 52% during the fiscal year ended March 31, 2015, to approximately 17 million. Aiding the continued growth in unique visitors to Salon’s Website is the migration of users to the Internet from print newspapers.

All other sources of revenue were approximately $0.4 million for the fiscal year ended March 31, 2015 and $0.5 million for the fiscal year ended March 31, 2014. This $0.1 million decrease was mainly attributed to a decline in referral fees revenue during the fiscal year ended March 31, 2015.

Production and Content Expenses

Production and content expenses increased 14% to $3.9 million for the fiscal year ended March 31, 2015 from $3.4 million for the fiscal year ended March 31, 2014. The 14% increase was primarily attributed to increased ad serving costs and new media software subscriptions.

Sales and Marketing Expenses

Sales and marketing expenses decreased 7% to $1.8 million during the fiscal year ended March 31, 2015 compared to $1.9 million in the fiscal year ended March 31, 2014. The 7% decrease was primarily attributed to reduced sales commissions from direct sales decline.

Information Technology Support Expenses

Information technology support expenses decreased 13% to approximately $1.3 million during the fiscal year ended March 31, 2015 compared to $1.5 million in the fiscal year ended March 31. 2014. The 13% decrease was primarily attributed to savings from departmental personnel changes.

General and Administrative Expenses

General and administrative expenses increased 41% to approximately $1.8 million during the fiscal year ended March 31, 2015 compared to $1.3 million in the fiscal year ended March 31, 2014. The 41% increase was primarily attributed to higher new office rents, personnel costs and stock-based compensation expense.

Interest Expense

Interest expense remained flat at approximately $0.04 million during the fiscal years ended March 31, 2015 and 2014.

Fiscal Years Ended March 31, 2014 and 2013

Net Revenues

Salon’s net revenue from continuing operations increased 65% to $6.0 million for the fiscal year ended March 31, 2014 from $3.6 million for the fiscal year ended March 31, 2013, primarily due to increases in direct ad sales and programmatic ad sales through an open marketplace, in addition to significant growth in referral fees.

Advertising revenues increased 67% to $5.5 million for the fiscal year ended March 31, 2014 from $3.3 million for the fiscal year ended March 31, 2013, primarily due to an increase in direct sales which increased 82% to $3.2 million for the fiscal year ended March 31, 2014 from $1.7 million for the fiscal year ended March 31, 2013.

A primary factor in increasing advertising revenues in future periods, including Salon’s typically peak third fiscal quarter ending December 31st is attracting more unique visitors to Salon’s Website. Attracting more unique Website visitors is important to Salon as they generate page views, which become a potential platform for serving advertisements. Ultimately, Salon charges advertisers based on a set number of impressions viewed by Website visitors. Due to various factors, including concerted efforts to make Salon’s content more accessible to users, a better optimized Website to facilitate appearance in search engine results, and increasing the quantity of content, the average number of unique monthly Website grew by 5% during the fiscal year ended March 31, 2014, to approximately 11.2 million. Aiding the continued growth in unique visitors to Salon’s Website is the migration of users to the Internet from print newspapers.

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

Liquidity and Capital Resources

Net cash used in operations was $2.9 million for the fiscal year ended March 31, 2015, $2.6 million for the fiscal year ended March 31, 2014 and $4.3 million for the fiscal year ended March 31, 2013. The principal use of cash during the fiscal years ended March 31, 2015, 2014 and 2013 was to meet the Company’s operating deficits.

Net cash used in investing activities was immaterial for each of the fiscal years ended March 31, 2015, 2014 and 2013 and was used primarily to fund the acquisition of computer equipment and leasehold improvements to our New York office.

Net cash provided from financing activities was $3.0 million, $2.6 million and $4.1 million in short-term advances from related parties for the fiscal years ended March 31, 2015, 2014 and 2013 respectively.

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

As of March 31, 2015, Salon has no outstanding convertible notes and capital leases and does not anticipate entering into similar debt instruments during its year ending March 31, 2016. The following summarizes Salon’s contractual obligations as of March 31, 2015, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,692	$400	$1,122	$170	$-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	294	294	-	-	-
Related party advances	5,826	5,826	-	-	-
Total	$8,812	$7,520	$1,122	$170	$-

Capital requirements

Salon has a history of significant losses and expects to incur a net loss from operations for its year ending March 31, 2016. Because of past losses, an anticipated loss next year and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for the years ended March 31, 2015, 2014 and 2013 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern. During the last three years, Salon has relied on cash from related party advances to meet its cash requirements.

Based on current cash projections for fiscal year 2016, which contemplate a smaller operating loss and takes into account $0.8 million in related party advances received subsequent to year end, Salon estimates it will require approximately $1.5 to $2.0 million in additional funding to meet its operating needs. During fiscal year 2010, in the face of reduced revenues resulting from the recession’s impact on advertising budgets, the Company implemented significant organizational changes that lowered its breakeven level. Additional general and administrative cost savings achieved in fiscal years 2011, 2013 and 2014 have further reduced fixed costs. On May 31, 2012, after a thorough analysis of operations, a total of six staff from The Well, Salon Studio and Salon subscription services were laid off. On November 1, 2012, the Company reduced the square footage of its former corporate office space in San Francisco, California by 6,218 square feet by subletting its former corporate office and leasing substantially smaller space in San Francisco. However, if planned revenues are less than expected, then Salon will not meet its operating targets and the projected cash shortfall may be higher. Salon is in discussions with potential investors, including related parties, to obtain additional funding, and has engaged an investment banker to facilitate these efforts. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all.

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

In June 2014, the FASB Emerging Issues Task issued Update No.2014-12, Compensation —Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015, an entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million, plus accrued interest, at a rate of prime less 0.25% which will subject Salon to interest rate risk. The line of credit has been fully drawn as of March 31, 2015 and is guaranteed by Salon’s Chairman. Rates remained at a constant level throughout most of fiscal year 2015. Salon feels that the impact of the risk of future rate increases will not have a material impact. As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

ITEM 8. Consolidated Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Salon Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Salon Media Group, Inc. and its subsidiaries (“the Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salon Media Group, Inc. as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $122.6 million as of March 31, 2015. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

June 19, 2015

SALON MEDIA GROUP, INC. CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$229	$119
Accounts receivable, net of allowance of $55 and $60	874	1,475
Prepaid expenses and other current assets	141	289
Total current assets	1,244	1,883

Property and equipment, net	60	54
Other assets, principally deposits	301	96
Total assets	$1,605	$2,033
Liabilities and Stockholders’ Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Advances from related parties	5,826	2,791
Accounts payable and accrued liabilities	1,331	1,210
Total current liabilities	8,157	5,001

Deferred rent	73	2
Total liabilities	8,230	5,003
Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,075 shares issued and outstanding as of March 31, 2015 and March 31, 2014 (liquidation value of $2,495 as of March 31, 2015 and $2,426 as of March 31, 2014)	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,245,442 shares issued and outstanding as of March 31, 2015 and 2014	76	76
Additional paid-in capital	115,890	115,605
Accumulated deficit	(122,591)	(118,651)
Total stockholders’ deficit	(6,625)	(2,970)
Total liabilities and stockholders’ deficit	$1,605	$2,033

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,
	2015	2014	2013

Net revenues	$4,946	$6,004	$3,641

Operating expenses:
Production and content	3,942	3,447	3,308
Sales and marketing	1,783	1,917	1,521
Information technology support	1,309	1,505	1,310
General and administrative	1,813	1,284	1,249
Separation expenses	-	-	218
Total operating expenses	8,847	8,153	7,606

Loss from operations	(3,901)	(2,149)	(3,965)
Interest expense	(39)	(37)	(204)
Loss from continuing operations	(3,940)	(2,186)	(4,169)
Gain from discontinued operations, net of tax	-	-	233
Net loss	$(3,940)	$(2,186)	$(3,936)

Basic and diluted
Continuing operations	$(0.05)	$(0.03)	$(0.77)
Discontinued operations	$-	$-	$0.05
Net loss	$(0.05)	$(0.03)	$(0.72)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	76,245	73,923	5,443

See accompanying notes to consolidated financial statements.

 SALON MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except preferred stock shares)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit

Balance, March 31, 2012	9,404	$-	3,283	$3	$99,737	$(112,529)	$(12,789)

Shares converted from preferred stock	(1,263)	-	7,602	8	(7)	-	1
Shares converted from convertible notes	-	-	10,012	10	3,494	-	3,504
Shares converted from accrued liabilities	-	-	113	-	40	-	40
Shares converted from related party advances	-	-	8,563	9	2,988	-	2,997
Stock-based compensation	-	-	-	-	156	-	156
Net loss	-	-	-	-	-	(3,936)	(3,936)

Balance, March 31, 2013	8,141	-	29,573	30	106,408	(116,465)	(10,027)

Shares converted from preferred stock	(7,066)	-	20,556	20	(20)	-	-
Shares converted from accrued liabilities	-	-	339	-	118	-	118
Shares converted from related party advances	-	-	25,689	26	8,965	-	8,991
Shares from options exercise	-	-	88	-	-	-	-
Stock-based compensation	-	-	-	-	134	-	134
Net loss	-	-	-	-	-	(2,186)	(2,186)

Balance, March 31, 2014	1,075	-	76,245	76	115,605	(118,651)	(2,970)

Stock-based compensation	-	-	-	-	285	-	285
Net loss	-	-	-	-	-	(3,940)	(3,940)

Balance, March 31, 2015	1,075	$-	76,245	$76	$115,890	$(122,591)	$(6,625)

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Loss from continuing operations	$(3,940)	$(2,186)	$(4,169)
Less gain from discontinued operations	-	-	233
Net loss	(3,940)	(2,186)	(3,936)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	-	9	10
Bad debt expense and change in allowance for doubtful accounts	14	9	-
Stock-based compensation	285	134	156
Depreciation	35	36	57
Changes in assets and liabilities:
Accounts receivable	587	(764)	63
Prepaid expenses and other assets	(57)	40	(68)
Accounts payable, accrued liabilities and deferred rent	192	190	(392)
Deferred revenue	-	(15)	(150)
Net cash used in operating activities	(2,884)	(2,547)	(4,260)

Cash flows from investing activities:
Purchase of property and equipment	(41)	(41)	(35)
Purchase of intangible assets	-	-	(5)
Proceeds from asset sales	-	-	2
Net cash used in investing activities	(41)	(41)	(38)

Cash flows from financing activities:
Proceeds from short-term borrowings and advances	3,035	2,611	4,064
Net cash provided by financing activities	3,035	2,611	4,064

Net cash provided by discontinued operations operating activities	-	-	200

Net increase (decrease) in cash and cash equivalents	110	23	(34)
Cash and cash equivalents, beginning of year	119	96	310
Cash and cash equivalents, end of year	$229	$119	$96

Supplemental schedule of non-cash investing and financing activities:
Conversion of accounts payable, preferred stock, convertible debts and unsecured advances to common stock	$-	$9,109	$6,542
Conversion of accrued interest for convertible notes payable	$-	$-	$233

See accompanying notes to consolidated financial statements.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 1.  The Company

Salon Media Group, Inc. (“Salon” or “the Company”) is an Internet media company that produces a content Website with various subject-specific sections. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

Note 2.  Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit as of March 31, 2015 of $122,591. In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2016. During the last three years, Salon has relied on cash from related-party advances to meet its cash requirements. Based on current cash projections for next year, which contemplate a smaller operating loss and takes into account $0.8 million in related party advances received subsequent to year end, Salon estimates it will require between $1.5 to $2.0 million in additional funding to meet its operating needs. During fiscal year 2010, in the face of reduced revenues resulting from the recession’s impact on advertising budgets, the Company implemented significant organizational changes that lowered its breakeven level. General and administrative cost savings in fiscal years 2011 through 2015 have further reduced fixed costs. However, if planned revenues are less than expected, then we will not meet our operating targets and our projected cash shortfall may be higher. Salon is in discussions with potential investors, including related parties, to obtain additional funding, and has engaged an investment banker to facilitate these efforts. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit with banks and investments that are readily convertible into cash and have original maturities of three months or less. There were no cash equivalents as of March 31, 2015 and 2014.

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

Software development costs

Information technology support expenses to develop new product offerings for internal use, such as Open Salon, are capitalized as software development costs and amortized over the expected useful live. No amounts were capitalized in fiscal years 2010 through 2015. As of March 31, 2015, Open Salon was closed.

Revenue recognition

Salon’s revenues are primarily from the sale of advertising space on its Website. Salon recognizes revenue once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Revenues are recognized ratably in the period over which Salon’s obligations are fulfilled. Payments received before Salon’s obligations are fulfilled are classified as “Deferred revenue” in Salon’s consolidated balance sheets.

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

Revenue from Salon’s subscription services from Salon Premium and The Well are recognized ratably over their respective subscription periods. Salon Premium subscriptions are generally for one year periods. Well subscriptions were generally only for one month. As a result of The Well Asset Sale on September 20, 2012, as reported on the Company's Form 8-K filed on September 25, 2012, The Well revenue is included in discontinued operations for the year ended March 31, 2013. Due to a tepid response from readers, new Premium subscriptions and renewals were no longer accepted as of June 2012, and the wind down of subscription service was completed in fiscal year 2015.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources. There were no differences between the net loss for the years ended March 31, 2015, 2014 and 2013 and comprehensive loss for those periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Net loss per share

Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Year Ended March 31,
	2015	2014	2013
Numerator:
Loss from continuing operations attributable to common stockholders	$(3,940)	$(2,186)	$(4,169)
Gain from discontinued operations	$-	$-	$233
Net loss attributable to common stockholders	$(3,940)	$(2,186)	$(3,936)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	76,245,000	73,923,000	5,443,000

Basic and diluted net loss per share
Loss from continuing operations	$(0.05)	$(0.03)	$(0.77)
Gain from discontinued operations	$-	$-	$0.05
Net loss	$(0.05)	$(0.03)	$(0.72)

Antidilutive securities including options, warrants and convertible debts and preferred stock not included in loss per share calculation	9,198,000	7,105,000	37,948,000

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

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Concentrations of credit risk

Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral. Salon provides an allowance for credit losses that it periodically adjusts to reflect management’s expectations of future losses. Two customers accounted for approximately 20% and 19% of trade accounts receivable as of March 31, 2015. One customer accounted for approximately 14% of trade accounts receivable as of March 31, 2014. One customer accounted for approximately 23% of net revenue for year ended March 31, 2015. One customer accounted for approximately 11% of net revenue for year ended as of March 31, 2014. No customer accounted for 10% or more of net revenue for the year ended as of March 31, 2013.

Recent accounting pronouncements

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

In June 2014, the FASB Emerging Issues Task issued Update No.2014-12, Compensation —Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015, an entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

Note 3.  Property and Equipment

	March 31,
	2015	2014
Property and equipment, net
Computer hardware and software	$1,269	$1,489
Leasehold improvements	15	-
Furniture and office equipment	297	287
	1,581	1,776
Less accumulated depreciation	(1,521)	(1,722)
	$60	$54

Depreciation expense for the years ended March 31, 2015, 2014 and 2013 was $35, $36, and $57 respectively.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 4.  Borrowing Agreements

Short-term borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%. The agreement is guaranteed in its entirety by Salon’s Chairman. The line of credit has been fully drawn as of March 31, 2015 and 2014. Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman. Deutsche Bank Securities may demand repayment of amounts borrowed at any time. Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment. As of March 31, 2015 and 2014, accrued interest on bank debt totaled $294 and $255, respectively. During the fiscal years ended March 31, 2015 and 2014, the weighted average interest rate on the Company’s short-term borrowings was 3.5% and 3.6% respectively.

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

As of March 31, 2015 and 2014, Salon has no outstanding convertible notes and does not anticipate entering into similar debt instruments during its year ending March 31, 2016.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Advances from Related Parties

As of March 31, 2015, the Company had received $5,800 in unsecured, interest-free cash advances from the Company’s Chairman. As of March 31, 2014, the Company had received $2,800 in unsecured, interest-free cash advances from the Company’s Chairman. As of March 31, 2013, the Company had received $12,200 in unsecured, interest-free cash advances, including $10,100 from the Company’s Chairman and $2,100 from the father of Salon’s CFO respectively. All such cash advances through February 28, 2013 were converted into shares of Common Stock in the Recapitalization. Subsequent to the fiscal year ended March 31, 2015, the Company’s Chairman advanced an additional $750 to be used for working capital. This debt is payable on demand, and is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

Note 5.  Accounts Payable and Accrued Liabilities

	March 31,
	2015	2014
Accounts payable and accrued liabilities
Accounts payable	$437	$269
Salaries and wages payable	396	427
Accrued services	29	79
Accrued interest	294	255
Other accrued expenses	175	180
	$1,331	$1,210

Note 6.  401(k) Savings Plan

Salon’s 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms. Participants may contribute from 1% to 20% of compensation, subject to statutory limitations. Employer matching contributions are discretionary based on a certain percentage of a participant’s contributions as determined by management of Salon. Salon has not made any discretionary matching contributions to the 401(k) Plan through March 31, 2015.

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

In October 2005, Salon’s stockholders approved an amendment to the 2004 Plan to increase the maximum number of shares of common stock that may be issued under the plan by 800,000 to 2,300,000 shares. In October 2007, Salon’s stockholders approved another amendment to the 2004 Plan to increase the maximum number of shares of common stock that may be issued under the plan by 875,000 to a total of 3,175,000 shares and to allow for grants of restricted stock awards. In May 2009, Salon’s Board of Directors further approved an amendment to the 2004 Plan to increase the maximum number of shares of Common Stock that may be issued under the plan by 4,500,000 to 7,675,000 shares. The 2004 Plan expired in November 2014 after which no further options are allowed to be granted.

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

Salon has granted options pursuant to plans not approved by stockholders. These grants included an option to purchase 25,000 shares of common stock issued in December 2006 and an option to purchase 50,000 shares of common stock issued in June 2006, both granted to Salon’s then Senior Vice President – Publisher, and an option to purchase 50,000 shares of common stock issued in February 2005 to Salon’s former Chairman. The 75,000 options granted to the then Senior Vice President – Publisher have been forfeited following the departure of the executive.

As of March 31, 2015, Salon has 10,000,000 shares authorized to be issued under the 2014 Plan of which approximately 7,664,000 shares remain available for future grant.

Stock based compensation expense recognized for the years ended March 31, 2015, 2014 and 2013 was $285, $134 and $156, which consisted of stock-based compensation expense related to stock options and restricted stock.

As of March 31, 2015, the aggregate stock compensation remaining to be amortized to expenses was $463. Salon expects this stock-based compensation balance to be amortized as follows: $267 during fiscal year 2016; $87 during fiscal year 2017; $70 during fiscal year 2018 and $39 during fiscal year 2019. The expected amortization reflects only outstanding stock option awards as of March 31, 2015.

No amounts were recorded relating to excess tax benefits from the exercise of stock-based compensation awards during the year ended March 31, 2015, 2014 and 2013 and as a result there were no differences in net cash used in operating and financing activities.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Year Ended March 31,
	2015			2014			2013
Risk-free interest rates	0.12	–	1.25%	1.00	–	1.10%	0.40	–	0.41%
Expected lives (in years)		4			4			4
Expected volatility	354	–	425%	442	–	461%	459	–	477%
Dividend yield		0.0%			0.0%			0.0%

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

The following table summarizes activity under Salon’s plans for the years ended March 31, 2013, 2014 and 2015:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of April1, 2012	5,089,000	$0.25	6.7	$1,289
Granted	1,542,000	$0.01
Expired or forfeited	(3,080,000)	$0.32
Outstanding as of March 31, 2013	3,551,000	$0.13	7.2	$521
Granted	3,762,000	$0.13
Exercised	(88,000)	$0.01
Expired or forfeited	(1,217,000)	$0.29
Outstanding as of March 31, 2014	6,008,000	$0.13	7.8	$383
Granted	2,388,000	$0.24
Expired or forfeited	(295,000)	$0.27
Outstanding as of March 31, 2015	8,101,000	$0.16	7.8	$328
Exercisable as of March 31, 2015	4,830,000	$0.13	6.9	$270
Vested and expected to vest as of March 31, 2015	6,780,000	$0.16	7.8	$318

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following table summarizes information about stock options outstanding as of March 31, 2015:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number of	Remaining	Average	Number of	Average
Range of			Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices			Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	-	$0.01	1,322,000	7.3	$0.01	1,146,000	$0.01
$0.05	-	$0.06	117,000	7.2	$0.05	82,000	$0.05
$0.10	-	$0.13	3,644,000	7.6	$0.13	2,711,000	$0.13
$0.16	-	$0.24	2,444,000	9.5	$0.24	337,000	$0.23
$0.25	-	$0.35	557,000	2.4	$0.35	539,000	$0.35
$0.45	-	$0.45	14,000	6.6	$0.45	12,000	$0.45
$5.20	-	$5.20	3,000	0.1	$5.20	3,000	$5.20
			8,101,000	7.8	$0.16	4,830,000	$0.13

The weighted average grant date fair value per share of the stock option awards granted in the years ended March 31, 2015, 2014 and 2013 was $0.24, $0.13, and $0.01, respectively. The weighted average fair value of options vested during the years ended March 31, 2015, 2014 and 2013 was $0.12, $0.08 and $0.26 per share, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2015, 2014 and 2013 were nil. No options were exercised during the years ended March 31, 2015 and 2013. A total of 88,000 options were exercised during the year ended March 31, 2014.

Note 8.  Commitments and Contingencies

Salon has an operating lease agreement for its San Francisco, California office headquarters that will expire in November 2017. In addition, Salon has an operating lease agreement for its office space in New York, New York that will expire in September 2019. Operating lease for its office in Manhattan Beach, California was terminated in January 2015.

Rent expense under operating lease agreements was $412, $197 and $316 for the years ended March 31, 2015, 2014 and 2013 respectively.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Total future minimum payments under operating and capital leases, short-term borrowing and convertible notes in effect as of March 31, 2015 are as follows:

	Payments Due By Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5
Operating leases	$1,692	$400	$405	$384	$333	$170
Short-term borrowing	1,000	1,000	-	-	-	-
Short-term borrowing interest	294	294	-	-	-	-
Related party advances	5,826	5,826	-	-	-	-
Total	$8,812	$7,520	$405	$384	$333	$170

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

Note 9.  Income Taxes

Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurred operating losses. As of March 31, 2015, Salon has net operating loss carry-forwards of $88,100 and $20,800 for federal and California state purposes, respectively, available to reduce future taxable income, if any. During the fiscal year ended March 31, 2015, none of federal and $1,138 of California State net operating loss carry-forwards expired, with the balance expiring over time thereafter if not utilized beforehand. The federal net operating loss carry-forwards begin to expire on March 31, 2019 if not utilized beforehand.

As of March 31, 2015, Salon has research and development credit carry-forward of $9 for California income tax purposes. The research and development credit carry-forward for Federal income tax purposes expired on March 31, 2012, and the California credits carry forward indefinitely.

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

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31,
	2015	2014
Net operating losses	$31,760	$30,774
Other	522	462
Total deferred tax assets	32,282	31,236
Valuation allowance	(32,282)	(31,236)
Net deferred tax asset	$-	$-

Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets. The difference between Salon’s effective income tax rate and the federal statutory (34%) rate is as follows:

	Year Ended March 31,
	2015	2014	2013
Statutory tax benefit	$(1,339)	$(741)	$(1,333)
State taxes, net of federal benefit	238	(58)	(229)
Permanent differences	55	114	99
Other	-	46	390
Total	(1,046)	(731)	(1,073)
Change in valuation allowance	1,046	731	1,073
	$-	$-	$-

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for all years given losses reported on returns.

As of March 31, 2015, there were no uncertain tax positions. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. For the years ended March 31, 2015, 2014 and 2013, the Company did not have any interest and penalties.

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

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Following the above transactions and the 20:1 reverse stock split of November 15, 2006, the conversion rate and Common equivalent shares of Salon’s Preferred Stock is as follows as of March 31, 2015:

		Per share		Common
Preferred Stock	Shares Outstanding	Purchase Price	Conversion Rate	Equivalent Shares
Series C	1,075	$800	0.785	1,096,676
Total	1,075			1,096,676

The Series C Preferred Stock conversion rate is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon stock issuances. As of March 31, 2015, no dividend has been declared to the holders of Preferred Stock.

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

	Year Ended
	March 31,
	2015	2014	2013

Net revenues	$-	$-	$120
Operating expenses	-	-	87
Gain on sale	-	-	200
Income from discontinued operations, net of tax	$-	$-	$233

On September 20, 2012, Salon consummated The Well Asset Sale, as reported on the Company’s Form 8-K filed on September 25, 2012.

Note 12.  Subsequent Events

Subsequent to year end, the Company has received $750 in unsecured, interest-free cash advances from the Company’s Chairman. This debt is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

SALON MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (March 31, 2015), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines as set forth in Securities and Exchange Commission Release no. 33-8810, Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2015.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Salon’s executive officers and directors as of March 31, 2015 are as follows:

Name	Age	Position
Cynthia Jeffers	40	Chief Executive Officer, Chief Technology Officer and Director
Elizabeth Hambrecht(4)	51	Chief Financial Officer
David Daley	44	Editor-in-Chief
Matthew Sussberg	38	Vice President Sales
Deepak Desai (1,3)	56	Director
William Hambrecht	79	Director
George Hirsch(1)	80	Director
James Rosenfield (2)	85	Director
John Warnock(2)	74	Chairman of the Board and Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Audit Committee financial expert
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

Elizabeth Hambrecht was appointed Chief Financial Officer on November 11, 2014.  Since July 2, 2013, Ms. Hambrecht has served as our Interim Chief Financial Officer and Corporate Secretary. Ms. Hambrecht previously served as a director of the Company from 2003 to 2012, as well as Chief Executive Officer from September 2008 until May 2009. She also previously served as the Company’s Chief Executive Officer from February 2005 until September 2007 and was the Company’s President from October 2003 until September 2007. From May 2003 through February 2005 she also served as the Company’s Chief Financial Officer and Secretary. From 1999 to March 2003, she was co-founder and Director of Asiacontent.com, an online media company focused on Asian markets. From 1997 to 2000 she was co-founder, Chief Financial Officer and Director of Boom.com, a Hong Kong-based online stock trading company. From 1992 to 1995 she was Executive Director at Goldman Sachs (Hong Kong) Ltd. From 1987 to 1992 she was Assistant Director at Barings Securities (Hong Kong) Ltd. Ms. Hambrecht holds a B.A. in History from Vassar College. She currently is a member of the Board of Trustees of the San Francisco Friends School and has previously been a member of the Board of Trustees for KQED, a public broadcast company for Northern California.

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

Deepak Desai has served as a Director of Salon since September 2004. He is currently Founder and Chief Executive Officer at Global LearnEng LLC, which he founded in July 2013. Mr. Desai served as the Chief Strategy Officer at Universal HealthCare Group Inc, from May 2011 to February 2013. Mr. Desai joined GlobalEnglish Corporation in June 2002 as its Chief Financial Officer and from December 2005 to January 2011 he served as its President and Chief Executive Officer. From August 1999 to June 2001, Mr. Desai was the Chief Financial Officer of Asiacontent.com Ltd. From July 1987 to July 1999, Mr. Desai held various positions with Time Warner, Inc., including General Manager and Chief Financial Officer with Time Life Asia, Associate Business Manager, Financial Manager and Assistant Business Manager with Time Inc. and Senior Auditor with Time Warner Inc. Mr. Desai is a Certified Public Accountant, received a Bachelor of Commerce in Accounting from the University of Mumbai, India and an M.B.A. with a Finance emphasis from the Wharton School of Business of the University of Pennsylvania

William Hambrecht has served as a Director of Salon since February 2012. Mr. Hambrecht founded the San Francisco-based financial services firm WR Hambrecht + Co in 1998 and serves as its Chairman and Co-Chief Executive Officer. Prior to WR Hambrecht + Co, he co-founded and led Hambrecht & Quist, which specialized in investing in Silicon Valley companies. Mr. Hambrecht has served as a director for numerous private and public corporations. He is also the Founder of the United Football League, a new professional outdoor football league, which premiered in October 2009. In October 2006, Mr. Hambrecht was inducted into the American Academy of Arts and Sciences. He also was appointed to the board of the Presidio Trust by President Barack Obama in 2010. Mr. Hambrecht graduated from Princeton University in 1957.

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

Audit Committee

The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the adequacy of the Company’s financial reporting and disclosure controls and processes, the adequacy of the Company’s internal control policies, the selection of the Company’s independent registered public accounting firm, the scope of the annual audits, fees to be paid to the Company’s independent registered public accounting firm, the performance of the Company’s independent registered public accounting firm and the accounting practices of the Company. The Audit Committee operates under a charter that is available on our website at www.salon.com/about/ir.

During the fiscal year ended March 31, 2015, the members of our Audit Committee were Messrs. Hirsch and Desai, both of whom the Board has determined are independent directors. The Board has further determined that Mr. Desai is an audit committee financial expert within the meaning of applicable SEC rules; it based this determination on Mr. Desai’s education and experience.

ITEM 11. Executive Compensation

Executive Compensation

The following table shows, for the fiscal year ended March 31, 2015, the compensation of Salon’s (i) principal executive officer; (ii) principal financial officer; and (iii) the two most highly compensated executive officers, collectively the “Named Executive Officers”:

SUMMARY COMPENSATION TABLE

		Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)
Cynthia Jeffers (2)	2015	225,000	-	170,752	-	395,752
Chief Executive Officer	2014	225,000	100,000	115,291	-	440,291
Elizabeth Hambrecht (3)	2015	100,720	-	41,368	-	142,088
Chief Financial Officer	2014	75,540	-	58	-	75,598
David Daley (4)	2015	150,120	-	6,608	-	156,728
Editor-in-Chief	2014	137,455	-	1,228	-	138,683
Matthew Sussberg (5)	2015	215,317	56,680	1,229	-	273,226
Vice President Sales	2014	215,000	119,759	752	-	335,511

1.

The amounts shown are the compensation costs recognized by Salon in fiscal years 2015 and 2014 for options awards, as determined pursuant to ASC 718 Compensation – Stock Compensation, excluding any estimates of future forfeitures. For a discussion of the assumptions used to calculate the value of the option awards, see Note 7 of the Notes to the Consolidated Financial Statements.

2.	Ms. Jeffers was appointed Chief Executive Officer effective May 29, 2012 at a base annual salary of $225,000.

3.

Ms. Hambrecht was appointed Chief Financial Officer on November 11, 2014.  Since July 2, 2013, Ms. Hambrecht has served as Interim Chief Financial Officer.  Ms. Hambrecht has an annual salary of $100,000.

4.	Mr. Daley was appointed Editor-in-Chief on August 15, 2013 with an annual salary of $150,000.

5.	Mr. Sussberg was appointed Vice President of Sales in April 2012 with a base annual salary of $215,000.

Grants of Plan-Based Awards in Fiscal Year 2015

The following table presents information on equity awards granted during the 2015 fiscal year:

GRANTS OF PLAN BASED AWARDS

					All Other
					Option Awards:		Grant Date
					Number of	Exercise or	Fair Value
		Estimated Future Payouts Under			Securities	Base Price	of Stock
	Grant	Equity Incentive Plan Awards			Underlying	of Option	and Option
Name	Date	Threshold	Target	Maximum	Options	Awards (1)	Awards

Cynthia Jeffers	11/07/2014				150,000	$0.24	$36,000

Elizabeth Hambrecht	11/07/2014				910,000	$0.24	$218,400

David Daley	11/07/2014				350,000	$0.24	$84,000

Matthew Sussberg	11/07/2014				21,500	$0.24	$5,160

(1)	The exercise price per share of each restricted stock and option was equal to the fair market value of Salon’s Common Stock on the date of grant.

Outstanding Equity Awards at Fiscal 2015 Year-End

The following table sets forth the outstanding equity awards for each Named Executive Officer as of March 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
			Equity Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price ($)	Date
Cynthia Jeffers (1)	997,784	58,694		0.01	07/25/2022
	2,062,636	907,561		0.13	07/02/2023
	-	150,000		0.24	11/07/2024

Elizabeth Hambrecht (2)	2,700	7,270		0.20	02/11/2024
	109,999	800,001		0.24	11/07/2024

David Daley	5,750	1,150		0.45	10/20/2021
	7,708	2,292		0.05	02/09/2022
	5,625	4,375		0.06	12/20/2022
	-	350,000		0.24	11/07/2024

Matthew Sussberg	145,833	116,667		0.01	07/25/2022
	-	21,500		0.24	11/07/2024

(1)

Ms. Jeffers was granted an option to purchase up to 1,056,478 shares of the Company’s Common Stock on July 25, 2012, which vests as follows: 1/24 of 528,239 of the option shares vest monthly and, simultaneously, 1/36 of 528,239 of the option shares vest monthly, subject, in each case, to Ms. Jeffers’ continuous employment. Ms. Jeffers was also granted an option to purchase 2,970,197 shares of the Company’s Common Stock on July 2, 2013, which vests as follows: 1/24 of 1,485,099 of the option shares vest monthly and, simultaneously, 1/36 of 1,485,098 of the option shares vest monthly, subject, in each case, to Ms. Jeffers’ continuous employment services. In addition, Ms. Jeffers was granted an option to purchase 150,000 shares of Company’s Common Stock on November 7, 2014, which vests as follows: 1/4 of 150,000 of the option shares vest one year after grant date and 1/36 of 150,000 of the option shares vest monthly, subject , in each case, to Ms. Jeffers’ continuous employment services. At the end of each quarter in which the Company reaches a cash flow surplus, Ms. Jeffers will also be entitled to receive an additional stock option to purchase up to 105,648 shares of the Company’s Common Stock, which additional stock options, in each case, will be fully vested on the date of grant and will have an exercise price per share equal to the fair market value of the Company’s Common Stock as of the date of grant.

(2)

Ms. Hambrecht was granted an option to purchase 330,000 shares of Company’s Common Stock on November 7, 2014, which vests as follows: 1/12 of 330,000 of the option shares vest monthly, subject to Ms. Hambrecht’s continuous employment. Upon termination of service, all 330,000 option shares will immediately vest. Ms. Hambrecht was also granted an option to purchase 580,000 shares of Company’s Common Stock on November 7, 2014, which vests as follows: 1/4 of 580,000 of the option shares vest one year after grant date and 1/36 of 580,000 of the option shares vest monthly, subject, in each case, to Ms. Hambrecht’s continuous employment services.

Option Exercises during Fiscal Year 2015

During the year ended March 31, 2015, no stock options were exercised.

401(k) Savings Plan and Other Benefits

Salon has a 401(k) savings plan for its employees that allows for matching contributions and profit sharing. Due to limited cash, Salon has never made matching or profit sharing contributions and has no intention to do so in the 2016 fiscal year. Salon does not have a deferred compensation plan for any employee. None of Salon’s executive officers is covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in conjunction with retirement.

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

Compensation of Directors

The following table details the total compensation paid to Salon’s non-employee directors for its 2015 fiscal year:

	Fees Earned or
Name	or Paid in Cash	Option Awards (1)	Total
Deepak Desai	-	$9,754	$9,754
William Hambrecht	-	$9,754	$9,754
George Hirsch	-	$9,754	$9,754
James Rosenfield	-	$9,754	$9,754
John Warnock	-	$9,754	$9,754

(1)

On November 7, 2014, each Director received an option to purchase 100,000 shares of Common Stock. The grant date fair value of each stock option award was $24,000. The exercise price per share for the grants to all of the Directors was $0.24. Each stock option grant vests over a twelve month period and will immediately vest if Director leaves the company prior to end of such period. The amounts shown are the compensation costs recognized by Salon in fiscal year 2015 for option awards, as determined pursuant to ASC 718, excluding any estimates of future forfeitures. For a discussion of the assumptions used to calculate the value of the option awards, see Note 7 of Notes to the Consolidated Financial Statements.

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

Cash constraints have hampered Salon in attracting new executives. Due to insufficient cash, Salon has only been able to offer its Chief Executive Officer, its Editor-in-Chief, and its Chief Financial Officer only a competitive base annual salary and until this past fiscal year, has not been able to implement a non-equity incentive compensation plan, or award meaningful annual cash bonuses to these executives. As a consequence, Salon has had to rely on stock option and restricted stock awards in lieu of cash compensation for these officers. Salon has also had to rely on offering substantial equity awards to entice prospective new executives to join Salon. Besides cash constraints, Salon faces challenges in hiring and retaining executives due to a relatively small pool of available executive talent in its industry, and because it competes with more established media companies and better funded upstarts. Salon has experienced difficulties in finding and retaining suitable executives to lead its sales and technology efforts, positions in high demand. As Salon’s brand recognition has increased, so has the demand for its trained talent.

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

Bonuses and Non-Equity Incentive Plan Compensation. Certain named executives are eligible for a cash bonus. Due to limited cash, historically no meaningful cash bonuses have been granted in the past to Salon’s Chief Executive Officer, Chief Financial Officer, or Editor-in-Chief. In fiscal year 2014, because the Company achieved specified revenue targets, we paid cash bonuses of $100,000 to Ms. Jeffers, the Company’s Chief Executive Officer and $119,759 to Mr. Sussberg, the Company’s Vice President Sales. Mr. Daley did not receive a cash bonus. In fiscal year 2015, we paid a cash bonus of $56,680 to Mr. Sussberg.

In order to align corporate goals and provide incentives for its named executive officers, it is anticipated that the Compensation Committee will approve bonus plans for fiscal year 2016 consistent with those implemented in fiscal year 2015, which will specify operating and profitability targets that should increase the enterprise value of the Company.

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

The number of stock options Salon granted to executives has varied widely and irregularly. During fiscal year 2015, the Board granted options to acquire 150,000 shares to Ms. Jeffers, 910,000 shares to Ms. Hambrecht, 350,000 shares to Mr. Daley and 21,500 shares to Mr. Sussberg. During fiscal year 2014, the Board granted options to acquire 2,970,197 shares to Ms. Jeffers and 9,970 shares to Ms. Hambrecht.

The Salon Media Group, Inc. 2004 Stock Plan expired on November 17, 2014 and no additional options may be issued under this Plan.

Our Board of Directors adopted the 2014 Stock Incentive Plan (the “2014 Plan”) on January 21, 2014 and also approved a resolution on June 12, 2014 to amend the 2014 Plan to comply with certain California Code of Regulations and Internal Revenue Service regulations. The 2014 Plan provides for the grant of incentive stock options to our employees and any parent and subsidiary corporations’ employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants. As of March 31, 2015, Salon’s 2014 Plan allows for the granting of approximately 7,664,000 shares of Common Stock.

Restricted Stock. The Company’s 2014 Plan allows for the grant of restricted stock awards. It is contemplated that such awards will vest over a period of four years and be subject to accelerated vesting in the event that the holder is terminated for reasons other than cause, or if a change in control event were to occur. Salon feels that the issuance of restricted stock will be a valuable incentive tool for its executives as this type of equity award will have immediate value upon vesting with no cash outlay by the Company.

There was no issuance of restricted stock during fiscal year ended March 31, 2015.

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

Named Executive Officer Cash Compensation

Cynthia Jeffers, who became Chief Executive Officer effective May 30, 2012, is entitled to a base salary of $225,000 per annum. Prior to her appointment, Ms. Jeffers was serving as Chief Technology Officer at a base salary of $200,000 per annum. As described above, Ms. Jeffers received a $100,000 cash bonus in fiscal year 2014.

Elizabeth Hambrecht, who was appointed Chief Financial Officer on November 11, 2014, is entitled to a base salary of $100,000 per annum. Prior to her appointment, Ms. Hambrecht has served as Interim Chief Financial Officer and Secretary since July 2, 2013.

David Daley, who was promoted to Editor-in-Chief in August 2013, has a base salary of $150,000 per annum.

Matthew Sussberg joined Salon in April 2012, as Vice President Sales, has a base annual salary of $215,000 per annum. As described above, Mr. Sussberg received cash bonuses of $119,759 in fiscal year 2014 and $56,680 in fiscal year 2015.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding Equity Compensation Plans may be found in Part II, Item 5, commencing on page 27 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of June 1, 2015 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each director and nominee, (c) each executive officer named in the Summary Compensation Table, and (d) by all executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership (2)	of Class (3)
Shea Ventures LLC (4)	4,474,597	5.80%

Executive Officers and Directors
John Warnock (5)	45,272,876	59.32%
William R. Hambrecht (6)	17,301,510	22.67%
Cynthia Jeffers (7)	3,531,641	4.43%
Elizabeth Hambrecht (8)	2,188,850	2.86%
Matthew Sussberg (9)	262,500	0.34%
George Hirsch (10)	84,439	0.11%
James Rosenfield (11)	83,707	0.11%
Deepak Desai (12)	83,707	0.11%
David Daley (13)	21,324	0.03%
All executive officers and directors as a group (9 persons)	68,830,554	85.41%

(1)	The address for all beneficial owners is c/o Salon Media Group, Inc., 870 Market Street, Suite 528, San Francisco, CA 94102.

(2)

Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(3)

Calculated on the basis of 76,245,442 shares of Common Stock outstanding as of June 1, 2015, shares of Common Stock underlying options exercisable within 60 days of June 1, 2015 and shares of Common Stock that a stockholder has the right to acquire upon conversion of shares of Series C Preferred Stock.

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

(5)	Consists of 45,192,669 shares of Common Stock held by the Chairman of the Board of Salon. Includes 80,207 shares subject to options that may be exercised within 60 days of June 1, 2015.

(6)

Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”) and is the Chairman and Chief Executive Officer of those entities. The Hambrecht Entities own 17,231,303 shares of Common Stock. Elizabeth Hambrecht, Chief Financial Officer, has a pecuniary ownership interest in the Hambrecht Entities. Mr. Hambrecht individually owns 17,231,303 shares of Common Stock. Includes ownership by The Sarah and William Hambrecht Foundation of 1,136,005 shares of Common Stock. William Hambrecht and Elizabeth Hambrecht are Directors and have voting rights in the Sarah and William Hambrecht Foundation. Includes ownership by HAMCO Capital Corporation, consisting of 527,068 shares of Common Stock. Mr. Hambrecht and Ms. Hambrecht both have an ownership interest in HAMCO Capital. Includes ownership by Ironstone Group, Inc., consisting of 2,006,827 shares of Common Stock. Mr. Hambrecht has an ownership interest in Ironstone Group, Inc. Mr. Hambrecht and Ms. Hambrecht disclaim beneficial ownership of the shares of Salon’s Common Stock held directly by the Hambrecht Entities, HAMCO Capital and Ironstone, other than their proportionate ownership interest. Also includes 70,207 shares subject to options that may be exercised within 60 days of June 1, 2015.

(7)	Includes 3,531,641 shares subject to options that may be exercised within 60 days of June 1, 2015.

(8)	Ms. Hambrecht has an ownership interest in the Eu Revocable Trust, consisting of 1,965,320 Common shares and 223,530 shares subject to options that may be exercised within 60 days of June 1, 2015.

(9)	Consists of 87,500 shares of Common Stock acquired through the exercise of options and 175,000 shares subject to options that may be exercised within 60 days of June 1, 2015.

(10)	Consists of 732 shares of Common Stock held by the Director and 83,707 shares subject to options that may be exercised within 60 days of June 1, 2015.

(11)	Includes 83,707 shares subject to options that may be exercised within 60 days of June 1, 2015.

(12)	Includes 83,707 shares subject to options that may be exercised within 60 days of June 1, 2015.

(13)	Includes 21,324 shares subject to options that may be exercised within 60 days of June 1, 2015.

Series C Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series C Preferred Stock as of June 1, 2015 by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series C Preferred Stock.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership	of Class
Shea Ventures LLC	697	64.8%
Wenner Media LLC	250	23.3%
E&M RP Trust (Descendant’s Trust u/a Tenth)	128	11.9%

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

In May 2007, Salon entered into a line of credit with Deutsche Bank Securities, Inc. for borrowings of up to $1 million plus accrued interest. This agreement is guaranteed in its entirety by John Warnock, Salon’s Chairman. As of March 31, 2015 and March 31, 2014, the line was fully drawn. Accrued interest thereon is $294,000.

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

On March 1, 2013, Salon entered into a Purchase Agreement with certain affiliates in connection with the Recapitalization, pursuant to all of Salon’s convertible notes, related party advances and certain accrued consulting fees (aggregating $15.7 million, including interest on the convertible notes through February 28, 2013) and substantially all shares of its convertible Preferred Stock were exchanged for an aggregate of 72.9 million shares of Common Stock at a price of $0.35 per share. Of this 72.9 million shares of Common Stock, 26 million shares were issued on March 1, 2013. The remaining 47 million shares were issued immediately upon stockholder approval of an amendment to the Company’s Restated Certificate of Incorporation increasing in the Company’s total authorized Common shares on April 18, 2013 and the filing of such amendment with the Delaware Secretary of State on the same day. As a result of the Recapitalization, as of March 31, 2013, Salon has no outstanding convertible notes and aggregate advances by Mr. Warnock and Mr. Hambrecht were $7,641,000 and $1,530,000 respectively. Upon the increase in the Company’s authorized shares of Common Stock and the issuance of the remaining 47 million shares to complete the Recapitalization on April 18, 2013, aggregate advances by Mr. Warnock and Mr. Hambrecht were $320,000 and nil.

During fiscal 2015, Mr. Warnock provided working capital in the form of unsecured, interest free cash advances in the amounts of $3,035,000. As of March 31, 2015, aggregate advances by Mr. Warnock and Mr. Hambrecht were $5,826,000 and nil, respectively.

Subsequent to March 31, 2015, Mr. Warnock provided an additional $750,000 to meet Salon’s working capital requirements. These unsecured, interest-free advances are exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons

Salon has primarily relied on cash infusion from related persons to meet cash operating needs from the year ended March 31, 2003 through the year ended March 31, 2015. During this period of inadequate cash, the Board of Directors approved related person transactions after full disclosure of the interests of related parties.  Subsequent to March 31, 2007, Salon’s Audit Committee separately, or in conjunction with the full Board, excluding those related parties involved in such transactions reviewed, approved and/or ratified all related party transactions, as the Audit Committee is empowered to do under Salon's Audit Committee Charter.

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

ITEM 14. Principal Accountant Fees and Services

Burr Pilger Mayer, Inc. is Salon’s independent registered public accounting firm. The aggregate audit fees billed by Burr Pilger Mayer, Inc. for the year ended March 31, 2014 were approximately $77,000 and for the year ended March 31, 2015 are estimated to be approximately $133,000. In addition, corporate tax filing fees for the year ended March 31, 2014 were approximately $15,000. The aggregate corporate tax filing fees for the year ended March 31, 2015 are estimated to be approximately $19,000. Fiscal year 2009 was the first year Burr Pilger Mayer, Inc. was engaged to perform corporate tax filing services. Except for corporate tax filing services, Burr Pilger Mayer, Inc. did not perform any services for which Salon incurred fees for non-audit related fees, or other fees.

During the year ended March 31, 2015, all audit and tax fees were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services.

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

Date: June 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cynthia Jeffers	Chief Executive Officer and Director	June 19, 2015
Cynthia Jeffers	(Principal Executive Officer)

/s/ Elizabeth Hambrecht	Chief Financial Officer	June 19, 2015
Elizabeth Hambrecht	(Principal Financial and Accounting Officer)

/s/ Deepak Desai	Director	June 19, 2015
Deepak Desai

/s/ William Hambrecht	Director	June 19, 2015
William Hambrecht

/s/ George Hirsch	Director	June 19, 2015
George Hirsch

/s/ James H. Rosenfield	Director	June 19, 2015
James H. Rosenfield

/s/ John Warnock	Chairman of the Board, Director	June 19, 2015
John Warnock