Form 10-Q
period 2015-06-30
SALON MEDIA GROUP INC
filed 2015-08-14
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-26395

SALON MEDIA GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3228750
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes [ ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 1, 2015 was 76,245,442 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

 i

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,	March 31,
	2015	2015 (1)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$536	$229
Accounts receivable, net of allowance of $55	1,197	874
Prepaid expenses and other current assets	127	141
Total current assets	1,860	1,244
Property and equipment, net	59	60
Other assets, principally deposits	301	301
Total assets	$2,220	$1,605
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	6,926	5,826
Accounts payable and accrued liabilities	1,374	1,331
Deferred revenue	5	-
Total current liabilities	9,305	8,157

Deferred rent	73	73
Total liabilities	9,378	8,230
Commitments and contingencies (See Note 5)
Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 1,075 shares issued and outstanding as of June 30, 2015 and March 31, 2015 (liquidation value of $2,512 as of June 30, 2015 and $2,495 as of March 31, 2015)	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,245,442 shares issued and outstanding as of June 30, 2015 and March 31, 2015	76	76
Additional paid-in capital	116,001	115,890
Accumulated deficit	(123,235)	(122,591)
Total stockholders' deficit	(7,158)	(6,625)
Total liabilities and stockholders' deficit	$2,220	$1,605

(1)Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2015	2014

Net revenues	$1,694	$1,243

Operating expenses:
Production and content	976	938
Sales and marketing	446	406
Information technology support	366	398
General and administrative	540	377
Total operating expenses	2,328	2,119

Loss from operations	(634)	(876)
Interest expense	(10)	(10)
Net loss	$(644)	$(886)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted-average shares of Common Stock used in computing basic and diluted net loss per share	76,245	76,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(644)	$(886)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	6	-
Depreciation	8	8
Stock-based compensation	111	46
Changes in assets and liabilities:

Accounts receivable	(329)	211
Prepaid expenses and other assets	14	(99)
Accounts payable, accrued liabilities and deferred rent	43	(131)
Deferred revenue	5	12
Net cash used in operating activities	(786)	(839)

Cash flows from investing activities:
Purchase of property and equipment	(7)	(1)
Net cash used in investing activities	(7)	(1)

Cash flows from financing activities:
Proceeds from related party advances	1,100	860
Net cash provided by financing activities	1,100	860

Net increase in cash and cash equivalents	307	20
Cash and cash equivalents as of beginning of period	229	119
Cash and cash equivalents as of end of period	$536	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1.	The Company and Significant Accounting Policies

The Company

Salon Media Group, Inc. (“Salon”, the “Company”, “We”, “Our”, or “Us”) is an internet news and social networking company that produces Salon.com, a content Website, and related online communities. Salon was originally incorporated in July 1995 in California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's condensed consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2015, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the Securities and Exchange Commission on June 19, 2015. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. The results for the three month period ended June 30, 2015 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2016.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of June 30, 2015 of $123,235. In addition, we expect to incur a net loss from operations for the fiscal year ending March 31, 2016. The Company has operated principally with the assistance of interest free advances from related parties. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our operating forecast for the remainder of the fiscal year ending March 31, 2016 anticipates continued operating losses. We estimate we will require approximately $700 - $800 in additional funding to meet our operating needs for the balance of our fiscal year; however, we expect to commence collective bargaining with the Writers Guild of America, East, Inc. and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget.  If planned revenues continue to be less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

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

One customer accounted for approximately 31% of net revenues for the three months ended June 30, 2015 and one customer accounted for approximately 15% of net revenues for the three months ended June 30, 2014. Two customers accounted for approximately 21% and 19% of total accounts receivable as of June 30, 2015. Two customers accounted for approximately 20% and 19% of total accounts receivable as of March 31, 2015.

Stock-Based Compensation

We account for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

We granted options to acquire a total of 28,065 shares during the quarter ended June 30, 2015. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,
	2015	2014
Risk-free interest rates	1.36%	1.25%
Expected term (in years)	4	4
Expected volatility	388%	425%
Dividend yield	0%	0%

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

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of June 30, 2015, the aggregate stock compensation remaining to be amortized to expense was $364. Salon expects this stock compensation balance to be amortized as follows: $166 during the remainder of fiscal 2016; $88 during fiscal 2017; $71 during fiscal 2018 and $39 during fiscal 2019. The expected amortization reflects outstanding stock option awards as of June 30, 2015 expected to vest.

Reclassifications

Certain reclassifications, not affecting previously reported net loss or total assets, have been made to the previously issued condensed consolidated financial statements to conform to the current period presentation.

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

This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance and does not believe adoption will have a material impact on its consolidated financial statements.

In June 2014, the FASB Emerging Issues Task issued Update No.2014-12, Compensation —Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015, an entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. The Company is currently evaluating the new guidance and does not believe adoption will have a material impact on its consolidated financial statements.

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

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

2. Borrowing Agreements

Short-term Borrowings

In May 2007, we finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1,000 at a rate of prime less 0.25%. Our obligations under this agreement are guaranteed in their entirety by our Chairman. The line of credit has been fully drawn as of June 30, 2015. Deutsche Bank Securities may demand repayment of amounts borrowed at any time. Additionally, our Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment. As of June 30, 2015, accrued interest on short-term borrowings totaled approximately $304.

As of June 30, 2015 and March 31, 2015, the weighted-average interest rate on the Company’s short-term borrowings remained constant at 3.5%.

Related Party Advances

During the three months ended June 30, 2015 and 2014, we received unsecured, interest-free cash advances totaling $1,100 and $860, respectively, to fund operations from our Chairman. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

3. Stock Option Plans

We have two equity incentive plans, the Salon Media Group, Inc. 2004 Stock Plan and the Salon Media Group, Inc. 2014 Stock Incentive Plan, as described in Note 7, “Employee Stock Option Plan,” of the notes to consolidated financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. The Salon Media Group, Inc. 2004 Stock Plan expired on November 17, 2014 and no additional options may be issued under this Plan.

The following table summarizes activities under the Salon Media Group, Inc. 2004 Stock Plan and the Salon Media Group, Inc. 2014 Stock Incentive Plan for the three months ended June 30, 2015:

		Weighted-
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of March 31, 2015	8,101,000	$0.16
Options granted under all plans	28,000	$0.16
Exercised	-	-
Expired and forfeited	(169,000)	$0.34
Outstanding as of June 30, 2015	7,960,000	$0.15	$176
Vested as of June 30, 2015	5,326,000	$0.13	$161
Vested and expected to vest as of June 30, 2015	7,088,000	$0.15	$174

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Options totaling 28,065 shares were awarded during the three months ended June 30, 2015. Options totaling 29,850 shares were awarded during the three months ended June 30, 2014. The weighted-average fair value of options granted during each of the three month periods ended June 30, 2015 and 2014 was $0.16 per share and $0.25 per share, respectively. The weighted-average fair value of options vested during each of the three month periods ended June 30, 2015 and 2014 was $0.15 per share and $0.09 per share, respectively. There were no option exercises during the three months ended June 30, 2015.

Our Board of Directors also approved a resolution on June 12, 2014 to amend the Salon Media Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) to comply with certain California Code of Regulations and Internal Revenue Service regulations. For the three months ended June 30, 2015, options totaling 28,065 were awarded under the 2014 Plan.

We recognized stock-based compensation expense of $111 and $46 during the three months ended June 30, 2015 and 2014, respectively.

4.     Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the period, as follows:

	Three Months Ended
	June 30,
	2015	2014
Numerator:
Net loss attributable to common stockholders	$(644)	$(886)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	76,245,000	76,245,000

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.01)

Antidilutive securities including options and preferred stock not included in net loss per share calculation	9,056,000	7,115,000

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

On April 16, 2014, we entered into an office lease for our new corporate offices at 132 West 31st Street, New York, New York consisting of 6,523 square feet in rentable space. The lease commenced on July 1, 2014 and will expire on September 30, 2019. Upon execution of the lease, a deposit in the form of a letter of credit of $204 was required. The term of the lease is five years with an effective base monthly rent expense of approximately $26, and a 2014 base year to be utilized in allocating future excess direct expenses. The rent expense associated with the office lease is straight-lined over the term of the agreement. As a result, deferred rent increased to approximately $73 as of March 31, 2015 and has remained constant as of June 30, 2015.

The following summarizes our office lease commitments and short-term borrowings as of June 30, 2015:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating leases	$1,593	$401	$1,106	$86	$-
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	304	304	-	-	-
Related party advances	6,926	6,926	-	-	-
Total	$9,823	$8,631	$1,106	$86	$-

6. Preferred Stock

The conversion rate and common equivalent shares of our Preferred Stock as of June 30, 2015 are as follows:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series C	1,075	$800	0.785	1,096,676
Total	1,075			1,096,676

The Series C Preferred Stock conversion rate is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon securities issuances. The Company determined that the accounting for such conversion features does not require bifurcation under “Accounting for Derivative Instruments and Hedging Activities” (Accounting Standards Codification ASC 815) and, accordingly, the requirements of ASC 815 are not applicable.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In event of a liquidation, the holders of the Series C Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of Common Stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of June 30, 2015, no dividend has been declared to the holders of Preferred Stock.

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

The aggregate liquidation preferences of all Preferred Stockholders as of June 30, 2015 were $1,720 excluding the effect of undeclared dividends, and $2,512 including the effect of undeclared dividends. We have never declared a dividend and do not expect to declare a dividend in the future.

Neither the Series C Preferred Stock nor the underlying shares of Common Stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

7. Subsequent Events

From July 1, 2015 through August 14, 2015, we received unsecured interest-free cash advances totaling $215 from our Chairman.

On August 3, 2015, we announced that approximately twenty-five of our editorial employees have agreed that the Writers Guild of America, East, Inc. will serve as the collective bargaining representative of these editorial employees. We expect to commence negotiations of a collective bargaining agreement in the near future.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, Internet advertising market performance, non-web opportunities and revenue sources. Although Salon Media Group, Inc. (“Salon”, the “Company” or “We”) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon’s public filings. Salon assumes no obligation to update any forward-looking statements except as required by law.

Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth in "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In this report, the words “anticipates,” “believes,” “expects,” “estimates,” “intends,” “future,” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q should be considered in conjunction with the audited consolidated financial statements, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “Fiscal 2015 Annual Report”) filed with the Securities and Exchange Commission. Matters of interest therein include, but are not limited to, our disclosure of critical accounting policies.

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

We have a history of significant losses and expect to incur a loss from operations, based on generally accepted accounting principles, for our fiscal year ending March 31, 2015 and potentially for future years. Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2015, 2014, and 2013, included a “going-concern” audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. Our stock price and investment prospects have been and could continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

In May 2012, we adopted a strategy that has led to the most significant period of user growth in our history. In June 2015, we reached our all-time high of 19.6 million unique users as measured by Google Analytics. Our strategy focuses on growing our user base, which in turn increases our attractiveness to advertisers, leading to growth in revenue. Our strategy is predicated on the following core principals: (1) create high quality content that meets our users’ interests; (2) make strategic hires to bring in new editorial talent and online news business expertise; and (3) innovate to bring great products to our users. Our focus on these core principals provides opportunity for future growth.

Highlights from Quarter ended June 30, 2015

●

Net revenues increased 36% to $1.7 million in the quarter ended June 30, 2015 versus $1.2 million in the same period in 2014. The increase in revenue was a result of stronger programmatic advertising revenues. In the past year, there was a significant industry shift in online advertising from advertising sold by a direct sales team to advertising increasingly being sold through software based “programmatic” technology. As a result, our advertising sales have made a similar shift, resulting in a decline in direct advertising and an increase in advertising sold through networks that access these programmatic buys. The increase in revenue was also a result of new agreements with additional mobile and website ad providers, expanding our representation in Canada, the UK and Australia, which are our largest overseas markets, and seeking to increase the breadth of our advertiser base as well as increase the size of each advertising order. We believe these strategies should help us to increase our revenues in fiscal year 2016.

●

Net losses were $0.6 million during the quarter ended June 30, 2015, a decrease from $0.9 million during the same period last year. The decrease in losses resulted from an increase in revenues and a corresponding smaller increase in operating expenses to $2.3 million, compared to $2.1 million in the same period last year.

●	Average unique visitors to the Salon.com Website during the quarter ended June 30, 2015 increased 30% compared to the quarter ended June 30, 2014, and increased 5% compared to the quarter ended March 31, 2015, according to data compiled by Google Analytics. Unique visitors as measured by comScore increased 45% compared to the quarter ended June 30, 2014 and increased 8% compared to the quarter ended March 31, 2015. The difference between the two sources is that comScore uses a panel-centric method for counting unique visitors in the U.S. market rather than the tagging technology used by Google to measure global users.

●	In June 2015, we experienced our highest ever number of readers, with 19.6 million unique visitors coming to our Website and 61.5 million page views during the month, according to Google Analytics. As measured by comScore MediaMetrix (includes mobile), June 2015 monthly uniques were 13.8 million.

●

We have been developing a strategy to produce Salon editorial video content. We have begun to roll out original video programming focused on news, politics and entertainment, in order to add high quality diversified content to our Website, and to attract premium video advertising that commands higher cost-per-thousand-impression (CPMs) as compared to display advertising. These videos will complement Salon’s brand of fearless journalism that makes the conversation smarter, and be designed for maximum share-ability on social media sites.

●

The June 2015 quarter included three of the biggest traffic months in Salon's 20-year history. We reached these new heights with great journalism focused on the most compelling stories. Race, religion and politics led the way: Salon's exceptional coverage of the Baltimore unrest, the Duggar family scandal, Rachel Dolezal, and the rise of Bernie Sanders and Donald Trump surrounded the stories with an array of breaking news, media criticism, personal essays, political analysis, interviews and historical context, all of it pushed aggressively on social media. Our essays tying these complicated issues of race, sex and identity together, written by diverse voices, were widely read, shared, and set the agenda for commentary in other publications. We also mourned and celebrated with our readers as Mad Men and David Letterman left the stage.  Salon also broke the well-covered story about New York Times columnist David Brooks, discovering that he fabricated studies and numbers in his new best-selling book on morality and character. Also, an exclusive article by former Pink Floyd singer, Roger Waters, on why he won't play in Israel also ricocheted around the world and started many conversations after it was shared by Pink Floyd's Facebook page. We launched a new series with the goal of interviewing every former "Saturday Night Live" staffer. Lena Dunham and Wil Wheaton were among the many celebrities to tweet about our work this quarter.

●

Salon's life editor, Sarah Hepola, hit the New York Times best-seller list with her memoir Blackout, itself based on several Salon essays. And Lindsay Abrams was honored by the Audubon Society as one of its "Women Greening Journalism" at their annual Women in Conservation luncheon. The event recognized "a select group of outstanding women whose work has advanced public awareness of environmental issues," selected from a pool of nearly one hundred finalists.

●

On August 3, 2015, we announced that approximately twenty-five of our editorial employees have agreed that the Writers Guild of America, East, Inc. will serve as the collective bargaining representative of these editorial employees. The Company expects to commence negotiations of a collective bargaining agreement in the near future.

●

Social media continues to be a major source of referral traffic and a significant focus across the Company, although growth from this traffic source has slowed in the past year. We make regular updates to the Website to optimize content to be shared on social media with a special focus on our mobile platforms. In June 2015, we surpassed 750,000 Facebook “likes,” and 500,000 Twitter followers, and continued to expand on visual platforms Tumblr, Instagram and Snapchat.

●

Mobile browser users accounted for an average 58% of all users in June 2015 quarter, which is an increase from the 51% average in the June 2014 quarter. We continue to have a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens. In the 2015 fiscal year we redesigned our mobile applications (“apps”) and iteratively integrated native advertising solutions to better monetize them. In April 2015 Salon entered the Internet of Things space with the launch of the Salon app for Apple Watch. The Apple Watch app pairs with our iPhone app and provides a timely and discrete experience. It increases the number of interactions with our users and provides a new platform for us to interact with our users.

●

Our direct advertising team continued to focus on high value-added campaigns that incorporated seamless video integrations, and as a result more than 75% of our direct ad campaigns included some video component. More than 90% of our advertising campaigns fell in three categories: branded consumer, “tune-in” television, and financial services. Advertisers included Mercedes, Panera, HBO, MSNBC, CNN, Google Droid, Ally Bank and ESPN.

●

We continued to make technological updates to our browser, tablet and mobile platforms with a focus on video presentation, mobile, advertising technologies and analytics integrations. Recent updates included the implementation of homepage rearchitecture of templating and layout that allowed us to improve website display across all devices and greatly improved the speed of the site.

●

We maintained 100% uptime for the site throughout the quarter, which was the longest period of uptime in Salon's history. We shifted parts of our browser site to utilize an application programming interface (API) that provides one comprehensive data source for all platforms, increases our site security and data protection and will make future development quicker and flexible, while helping to ensure that all supported platforms are in sync. We upgraded our Web server software and simplified our server setup, which improved both site performance and site security. We finalized migration of remaining hosted servers onto one cloud-based server and hosting provider and eliminated remaining legacy systems.

Sources of Revenue

Most of Salon’s net revenues are derived from advertising from the sale of promotional space on its Website. The sale of promotional space is generally for less than ninety days in duration. Advertisers pay for advertising based on a cost-per-thousand-impression (“CPM”). The primary factors in our ability to increase our advertising revenues in future periods are growth in our audience and the addition of higher CPM ad products such as pre-roll video. Attracting more unique visitors to our Website is important because these returning users generate additional page views, and each page view becomes a potential platform for advertisements. Advertising comprises banners, video, rich media and other interactive ads. CPM varies by platform and CPMs for mobile have been less than for desktop, however in the recent quarter they have been increasing. Videos and sponsored content on mobile devices continue to grow in popularity and can demand a higher CPM. We believe that continuing to add videos and sponsored content to our mobile platform and improving and optimizing the platform’s design will help increase revenues from our mobile platform.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Our significant accounting policies are described in Note 2 to the consolidated financial statements in our Fiscal 2015 Annual Report. We believe accounting policies and estimates related to revenue recognition and stock-based compensation are the most critical to our financial statements. Future results may differ from current estimates if different assumptions are used or different conditions were to prevail.

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

Advertising revenues, derived from the sale of promotional space on our Website, comprised 82% and 90% of our revenues, respectively, for the three months ended June 30, 2015 and 2014. The duration of the advertisements is generally short-term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Our obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, we defer recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

We previously offered a pay-for-online content service called Salon Premium, which provided unrestricted access to our Website with no advertisements, as well as other giveaways and benefits. As a result of the continued decline in subscribers, as of June 2012, new subscriptions and renewals were no longer accepted and the wind down of this subscription service was completed in fiscal year 2015.

Accounting for Stock-Based Compensation

We account for stock-based compensation under ASC 718 and recognize the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based compensation expense of $111,000 and $46,000 during the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an aggregate of $364,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $166,000 during the remainder of fiscal 2016; $88,000 during fiscal 2017; $71,000 during fiscal 2018 and $39,000 during fiscal 2019. The expected amortization reflects only outstanding stock option awards as of June 30, 2015 expected to vest. We expect to continue issuing stock-based awards to our employees in future periods.

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

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net revenue

Net revenue increased 36% to approximately $1.7 million for the three months ended June 30, 2015 from approximately $1.2 million for the three months ended June 30, 2014.

Advertising revenues increased 27% to approximately $1.4 million for the three months ended June 30, 2015 from approximately $1.1 million for the three months ended June 30, 2014. Direct ad sales captured approximately 33% and programmatic ad sales captured approximately 67% of total advertising revenue for the three months ended June 30, 2015. The increase in total advertising revenue was a result of stronger programmatic ad sales revenues due to an industry shift by advertisers from direct advertising to programmatic advertising, as well as improved mobile monetization due to newly launched mobile advertising products.

Revenues from all other sources, mostly referral fees, remained immaterial for the three months ended June 30, 2015 and 2014 at $0.3 million and $0.1 million, respectively.

Expenses

Production and content

Production and content expenses remained relatively flat from a year ago at approximately $1.0 million for the three months ended June 30, 2015.

Sales and marketing

Sales and marketing expenses remained relatively flat from a year ago at approximately $0.4 million for the three months ended June 30, 2015.

Technology

Technology expenses remained relatively flat from a year ago at approximately $0.4 million for the three months ended June 30, 2015.

General and administrative

General and administrative expenses increased 43% to approximately $0.5 million for the three months ended June 30, 2015 from approximately $0.4 million for the three months ended June 30, 2014. The approximately $0.1 million increase primarily resulted from higher costs from personnel, stock compensation and monthly rents for our relocated New York office.

Interest expense

Interest expense for the three months ended June 30, 2015 and 2014 remained flat and immaterial at $0.01 million.

Liquidity and capital resources

Net cash used in operations was approximately $0.8 million for the three months ended June 30, 2015. The principal uses of cash during the three months ended June 30, 2015 were to fund the $0.6 million net loss and the net activities from various working capital and immaterial non-cash items for the period. The accounts receivable, net as of June 30, 2015 of approximately $1.2 million, represent primarily advertising sales during the period, and are expected to be collected within the next four months. Net cash used in investing activities was immaterial during each of the three months ended June 30, 2015 and 2014.

Net cash provided by financing activities was $1.1 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, reflecting cash advances from related parties.

We estimate we will require approximately $0.7 - $0.8 million in additional funding to meet our operating needs for the remaining nine months ending March 31, 2016;  however, we are commencing collective bargaining with the Writers Guild of America, East, Inc. and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, we have relied on funding from related parties.  In this fiscal year through August 14, 2015, our chairman has provided $1.3 million in cash advances.

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2015:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,593	$401	$1,106	$86	$-
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	304	304	-	-	-
Related party advances	6,926	6,926	-	-	-
Total	$9,823	$8,631	$1,106	$86	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain all of our cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, we entered into a credit agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1.0 million at a rate of prime less 0.25% which subjects us to interest rate risk. We feel that the risk of a rate change is not material as we contemplate having a maximum of only $1.0 million of variable rate debt outstanding during our fiscal year ending March 31, 2016. As of June 30, 2015, we had $1.0 million plus accrued interest outstanding under this agreement, payable on demand. As we conduct all of our business in the United States, we are not subject to foreign exchange risk.

Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (June 30, 2015), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Salon’s business faces significant risks. The risks described below may not be the only risks Salon faces. Additional risks that are not yet known or that are currently immaterial may also impair its business operations or have a negative impact on its stock price. If any of the events or circumstances described in the following risks actually occurs, its business, financial condition or results of operations could suffer, and the trading price of its Common Stock could decline. The Risk Factors set forth below have not materially changed from those included in our Fiscal 2015 Annual Report.

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

Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the fiscal years ended March 31, 2012 through 2015 included a “going-concern” audit opinion on the consolidated financial statements for each of those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the “going-concern” opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

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

We have relied on related parties for significant investment capital

We have relied on cash infusions from related parties to fund operations for many years. The related parties are primarily John Warnock, Chairman of the Board of Salon, and, to a lesser extent in recent years, William Hambrecht. William Hambrecht is a Director and the father of our former CEO and current Chief Financial Officer, Elizabeth Hambrecht. During the current fiscal year, through August 14, 2015, Mr. Warnock has contributed $1.315 million in cash advances to fund our operations.

Curtailment of cash investments and borrowing guarantees by related parties would detrimentally impact our cash availability and our ability to fund our operations.

Our principal stockholders exercise a controlling influence over our business affairs and may make business decisions with which non-principal stockholders disagree, which may affect the value of non-principal stockholders’ investments

Approximately 58% of our voting securities are controlled, directly or indirectly by our Chairman, John Warnock, and approximately 22% is controlled, directly or indirectly, by William Hambrecht, a Director and the father of our Chief Financial Officer. We remain dependent upon Mr. Warnock and Mr. Hambrecht for continued financial support while we seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. While all outstanding, unsecured, interest-free cash advances from Mr. Warnock and Mr. Hambrecht at February 28, 2013 were exchanged for Common Stock in the Company’s Recapitalization (described in Note 4 to the consolidated financial statements included in the 2015 Annual Report), Mr. Warnock has continued to make unsecured, interest-free, cash advances to cover our operating expenses. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in our next financing from non-related parties.

We are entering a collective bargaining with our editorial employees, and the results of this process are uncertain

On August 3, 2015, we announced that approximately twenty-five of our editorial employees have agreed that Writers Guild of America, East, Inc. will serve as the collective bargaining representative of these editorial employees.  We expect to commence negotiations of a collective bargaining agreement in the near future.  Should this collective bargaining process result in an agreement that would not permit us to obtain additional funding, there can be no assurance that we will be able to continue our current business.

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

Holders of our Series C Preferred Stock are entitled to potentially significant liquidation preferences of Salon’s assets over holders of our Common Stock in the event of a liquidation event

Holders of our Series C Preferred Stock (“Preferred Stock”) have liquidation preferences over holders of Common Stock of the first approximately $2.5 million in potential sales proceeds as of June 30, 2015, which includes the effect of undeclared dividends, if granted, of about $0.8 million. If a liquidation event were to occur, and Preferred Stock dividends were declared, the holders of Preferred Stock would be entitled to the first $2.5 million of cash distributions. If a liquidation event were to occur in excess of $2.5 million and if Preferred Stock dividends were to be declared, the holders of Preferred Stock would be entitled to receive a relatively larger distribution than the holders of Common Stock would be entitled to receive.

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

SALON MEDIA GROUP, INC.

Dated: August 14, 2015	By:	/s/ Cynthia Jeffers
Cynthia Jeffers
Chief Executive Officer

Dated: August 14, 2015	By:	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht
Chief Financial Officer