Form 10-Q
period 2015-09-30
SALON MEDIA GROUP INC
filed 2015-11-13
CIK 1084332

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes [ ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on November 1, 2015 was 76,245,442 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I:	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30,	March 31,
	2015	2015 (1)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$231	$229
Accounts receivable, net of allowance of $45 and $55	1,294	874
Prepaid expenses and other current assets	111	141
Total current assets	1,636	1,244
Property and equipment, net	57	60
Other assets, principally deposits	301	301
Total assets	$1,994	$1,605

Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	7,266	5,826
Accounts payable and accrued liabilities	1,224	1,331
Total current liabilities	9,490	8,157

Deferred rent	71	73
Total liabilities	9,561	8,230
Commitments and contingencies (See Note 5)

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 1,075 shares issued and outstanding as of September 30, 2015 and March 31, 2015 (liquidation value of $2,529 as of September 30, 2015 and $2,495 as of March 31, 2015)	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,245,442 shares issued and outstanding as of September 30, 2015 and March 31, 2015	76	76
Additional paid-in capital	116,088	115,890
Accumulated deficit	(123,731)	(122,591)
Total stockholders' deficit	(7,567)	(6,625)
Total liabilities and stockholders' deficit	$1,994	$1,605

(1)	Derived from the Company’s audited consolidated financial statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue, net	$1,685	$1,024	$3,379	$2,267

Operating expenses:
Production and content	933	977	1,909	1,915
Sales and marketing	412	459	858	865
Technology	361	267	727	665
General and administrative	465	508	1,005	885

Total operating expenses	2,171	2,211	4,499	4,330

Loss from operations	(486)	(1,187)	(1,120)	(2,063)
Interest expense, net	(10)	(9)	(20)	(19)
Net loss	$(496)	$(1,196)	$(1,140)	$(2,082)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted average shares used in computing basic and diluted net loss per share	76,245	76,245	76,245	76,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,140)	$(2,082)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense and change in allowance for doubtful accounts	36	-
Depreciation	16	17
Stock-based compensation	198	91
Changes in assets and liabilities:

Accounts receivable	(456)	488
Prepaid expenses and other assets	30	(105)
Accounts payable, accrued liabilities and deferred rent	(109)	175
Deferred revenues	-	9
Net cash used in operating activities	(1,425)	(1,407)

Cash flows from investing activities:
Purchase of property and equipment	(13)	(22)
Net cash used in investing activities	(13)	(22)

Cash flows from financing activities:
Proceeds from related party advances	1,440	1,485
Net cash provided by financing activities	1,440	1,485

Net increase in cash and cash equivalents	2	56
Cash and cash equivalents at beginning of period	229	119
Cash and cash equivalents at end of period	$231	$175

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

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's condensed consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2015, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the Securities and Exchange Commission ("SEC") on June 19, 2015. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and six month periods ended September 30, 2015 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2016.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of September 30, 2015 of $123,731. In addition, we expect to incur a net loss from operations for the fiscal year ending March 31, 2016. The Company has operated principally with the assistance of interest free advances from related parties. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our operating forecast for the remainder of the fiscal year ending March 31, 2016 anticipates continued operating losses. We estimate we will require approximately $500 - $600 in additional funding to meet our operating needs for the balance of our fiscal year; however, we expect to commence collective bargaining with the Writers Guild of America, East, Inc. and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget.  If planned revenues continue to be less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

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

Two customers accounted for approximately 25% and 11% of total revenue for the three months ended September 30, 2015. Two customers accounted for approximately 12% and 19% of total revenue for the three months ended September 30, 2014. One customer accounted for approximately 28% of total revenue for the six months ended September 30, 2015. One customer accounted for approximately 16% of total revenue for the six months ended September 30, 2014. Four customers individually accounted for more than 10% of total accounts receivable as of September 30, 2015 ranging from approximately 11% to 15%. One customer accounted for approximately 15% of total accounts receivable as of September 30, 2014.

Stock-Based Compensation

We account for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

We granted options to acquire a total of 6,685 shares during the quarter ended September 30, 2015. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six months ended September 30,
	2015	2014
Risk-free interest rates	1.40%	1.25%
Expected term (in years)	4	4
Expected volatility	388%	425%
Dividend yield	0%	0%

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

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of September 30, 2015, the aggregate stock compensation remaining to be amortized to expense was $288. Salon expects this stock compensation balance to be amortized as follows: $85 during the remainder of fiscal 2016; $90 during fiscal 2017; $72 during fiscal 2018 and $41 during fiscal 2019. The expected amortization reflects outstanding stock option awards as of September 30, 2015 expected to vest.

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

This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued Update No. 2014-12, Compensation —Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015, an entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements - Going Concern. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its consolidated financial statements.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In April 2015, the FASB issued ASU 2015-03 as part of its initiative to reduce complexity in accounting standards (Simplification Initiative.) This ASU requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. For public business entities, the standard is effective for the fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. An entity should apply the new guidance on a retrospective basis. This guidance however does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.

In August 2015, the FASB issued ASU 2015-15 to amend paragraphs contained in ASU 2015-03. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequent amortizing the deferred debt issuance costs ratably over the life of the line-of-credit arrangement regardless of whether there are any outstanding borrowings. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 as part of its Simplification Initiative. This ASU adds guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, whether it includes the sale or license of software. The guidance will not change GAAP for a customer’s accounting for service contracts. For public entities, the standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the standard either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its consolidated financial statements.

2.	Borrowing Agreements

Short-term Borrowings

In May 2007, we finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1,000 at a rate of prime less 0.25%. Our obligations under this agreement are guaranteed in their entirety by our Chairman. The line of credit has been fully drawn as of September 30, 2015. Deutsche Bank Securities may demand repayment of amounts borrowed at any time. Additionally, our Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment. As of September 30, 2015, accrued interest on short-term borrowings totaled approximately $314.

As of September 30, 2015 and 2014, the weighted-average interest rate on the Company’s short-term borrowings was constant at 3.5% and 3.6%, respectively.

Related Party Advances

During the six months ended September 30, 2015 and 2014, we received unsecured, interest-free cash advances totaling $1,440 and $1,485, respectively, to fund operations from our Chairman. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

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

The following table summarizes activities under the Salon Media Group, Inc. 2004 Stock Plan and the Salon Media Group, Inc. 2014 Stock Incentive Plan for the six months ended September 30, 2015:

		Weighted-
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of March 31, 2015	8,101,000	$0.16
Options granted under all plans	35,000	$0.17
Exercised	-	-
Expired and forfeited	(269,000)	$0.28
Outstanding as of September 30, 2015	7,867,000	$0.15	$175
Vested as of September 30, 2015	5,721,000	$0.13	$164
Vested and expected to vest as of September 30, 2015	7,281,000	$0.15	$174

Options totaling 34,750 shares were awarded during the six months ended September 30, 2015. Options totaling 34,505 shares were awarded during the six months ended September 30, 2014. The weighted-average fair value of options granted during each of the six month periods ended September 30, 2015 and 2014 was $0.17 per share and $0.24 per share, respectively. The weighted-average fair value of options vested during each of the six month periods ended September 30, 2015 and 2014 was $0.16 per share and $0.10 per share, respectively. There were no option exercises during the six months ended September 30, 2015.

Our Board of Directors also approved a resolution on June 12, 2014 to amend the Salon Media Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) to comply with certain California Code of Regulations and Internal Revenue Service regulations. For the six months ended September 30, 2015, options totaling 34,750 were awarded under the 2014 Plan.

We recognized stock-based compensation expense of $198 and $91 during the six months ended September 30, 2015 and 2014, respectively.

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

Basic net loss per share is computed using the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to common stockholders	$(496)	$(1,196)	$(1,140)	$(2,082)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	76,245,000	76,245,000	76,245,000	76,245,000

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Antidilutive securities including options and preferred stock not included in net loss per share calculation	8,963,000	7,101,000	8,963,000	7,101,000

5.	Commitments and Contingencies

On October 17, 2012, we signed an office lease agreement to relocate our San Francisco headquarters to 870 Market Street, San Francisco, California. The five-year lease for approximately 2,405 square feet, commenced on December 1, 2012 and will terminate on November 30, 2017.

On April 16, 2014, we entered into an office lease for our new corporate offices at 132 West 31st Street, New York, New York consisting of 6,523 square feet in rentable space. The lease commenced on July 1, 2014 and will expire on September 30, 2019. Upon execution of the lease, a deposit in the form of a letter of credit of $204 was required. The term of the lease is five years with an effective base monthly rent expense of approximately $26, and a 2014 base year to be utilized in allocating future excess direct expenses. The rent expense associated with the office lease is straight-lined over the term of the agreement. As a result, deferred rent increased to approximately $73 as of March 31, 2015 and has since decreased to approximately $71 as of September 30, 2015.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following summarizes our office lease commitments and short-term borrowings as of September 30, 2015:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating leases	$1,492	$402	$1,090	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	314	314	-	-	-
Related party advances	7,266	7,266	-	-	-
Total	$10,072	$8,982	$1,090	$-	$-

6.	Preferred Stock

The conversion rate and common equivalent shares of our Preferred Stock as of September 30, 2015 are as follows:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series C	1,075	$800	0.785	1,096,676
Total	1,075			1,096,676

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

In event of a liquidation, the holders of the Series C Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of Common Stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of September 30, 2015, no dividend has been declared to the holders of Preferred Stock.

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

The aggregate liquidation preferences of all Preferred Stockholders as of September 30, 2015 were $1,720 excluding the effect of undeclared dividends, and $2,529 including the effect of undeclared dividends. We have never declared a dividend and do not expect to declare a dividend in the future.

Neither the Series C Preferred Stock nor the underlying shares of Common Stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

7.	Subsequent Events

From October 1, 2015 through November 13, 2015, we received unsecured interest-free cash advances totaling $225 from our Chairman.

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

We have a history of significant losses and expect to incur a loss from operations, based on generally accepted accounting principles, for our fiscal year ending March 31, 2016 and potentially for future years. Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2015, 2014, and 2013, included a “going-concern” audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. Our stock price and investment prospects have been and could continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

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

Highlights from Quarter ended September 30, 2015

●

Net revenues increased 65% to $1.7 million in the quarter ended September 30, 2015 versus $1.0 million in the same period in 2014. For the six month period ended September 30, 2015, net revenues increased 49% to $3.4 million, versus $2.3 million in the same period in 2014. The increase in revenue as compared to a year ago was a result of stronger programmatic advertising revenues and a larger portion of higher cost-per-thousand (CPM) video advertising. In the past year, there has been a significant industry shift in online advertising to higher CPM video advertising, and to advertising increasingly being sold through software based “programmatic” technology. As a result, our advertising sales have made a similar shift, resulting in improved CPMs and an increase in advertising sold through networks that access these programmatic buys. We believe a continuation of this trend should help us increase our revenues in fiscal year 2016.

●

Net losses were $0.5 million for the quarter ended September 2015, and $1.1 million for the six month period ended September 30, 2015, a decrease from $1.2 million and $2.1 million, respectively, for the same periods last year. The decrease in net losses was a result of an increase in net revenues and stable operating expenses at $2.2 million and $4.5 million respectively for the three and six month periods ended September 30, 2015.

●

Average unique visitors to our Salon.com Website during the quarter ended September 30, 2015 totaled 15.1 million, a decrease of 9% compared to the quarter ended September 30, 2014, and a decrease of 22% compared to the quarter ended June 30, 2015, according to data compiled by Google Analytics. Unique visitors as measured by comScore decreased 14% compared to the quarter ended September 30, 2014 and decreased 25% compared to the quarter ended June 30, 2015. The difference between the two sources is that comScore uses a panel-centric method for counting unique visitors in the U.S. market rather than the tagging technology used by Google Analytics to measure global users. We attribute this drop in traffic to our Website to a lower volume of articles by our writers during the summer months and a larger than typical number of employees taking holiday and sick leave during this period. Subsequent to the quarter ended September 30, 2015, we have returned to higher traffic levels, recording 17.4 million unique users in October 2015.

●

In June 2015, we experienced our highest ever number of readers, with 19.6 million unique visitors coming to our Website and 61.5 million page views during the month, according to Google Analytics. As measured by comScore MediaMetrix (US, desktop traffic), June 2015 monthly unique visitors were 5.2 million.

●

On August 3, 2015, the Writers Guild of America, East, Inc. ("WGAE") became the collective bargaining representative of our non-supervisory editorial employees. We will commence collective bargaining with the WGAE in November 2015.

●

We have begun executing a strategy to produce Salon editorial video content focused on news, politics and entertainment, in order to add high quality diversified content to our Website, and to attract premium video advertising that commands higher CPMs as compared to display advertising. Over sixty original videos were produced during the quarter ended September 30, 2015, delivering approximately 250,000 video views, with a goal to assess and refine the video product based on user adoption. These videos complement Salon’s brand of fearless journalism that makes the conversation smarter, and are designed for maximum share-ability on social media sites.

●	The quarter ended September 30, 2015 continued to feature great journalism focused on the intersection of race, culture and politics -- stories about Sandra Bland, Kim Davis, Taylor Swift versus Nicki Minaj, and the controversy over the Confederate flag all connected with our readers. Our analyses of Stephen Colbert’s return to late-night TV and Trevor Noah’s first week at the helm of “The Daily Show” were another highlight, as was on the ground reporting from the Toronto International Film Festival, where the Oscar run-up season traditionally begins in earnest, which included popular interviews with Kate Winslet, Liam Hemsworth, Susan Sarandon and the creators of the Holocaust film “Son of Saul". A three-part interview with reclusive but brilliant thinker Camille Paglia was broadly linked to by other publications, while smart coverage of the first GOP debate and the Donald Trump/Megyn Kelly after-story also took center stage. Our Life Editor Sarah Hepola's memoir, Blackout, which began as a Salon series, spent three weeks on the New York Times (NYT) best-seller list and was promoted heavily on other media such as "Fresh Air" and the NYT, while columnist Brittney Cooper was identified as part of the "emerging black intelligentsia" by The New Republic in September. J. K. Rowlings was among the celebrities to tweet about our work this quarter.

●

Social media continues to be a major source of referral traffic and a significant focus across the Company, although users from this traffic source have declined in the past quarter. We make regular updates to the Website to optimize content to be shared on social media with a special focus on our mobile platforms. In September 2015, we had approximately 790,000 Facebook “likes,” and 500,000 Twitter followers, and continued to expand on visual platforms Tumblr and Instagram.

●

Mobile users accounted for 54.7% of all users in September 2015, which is down slightly from 54.8% in June 2015 and 56.7% in September 2014. We continue to have a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens. In the 2015 fiscal year we redesigned our mobile applications (“apps”) and iteratively integrated native advertising solutions to better monetize them.

●

Our direct advertising team continued to focus on high value-added campaigns that incorporated seamless video integrations, especially pre-roll ad units, and sponsored content. Advertisers included Panera, Hulu, Showtime, Amazon, Daily Show, MSNBC and ESPN.

●

We continually work towards leaner, more efficient technological systems through automation, improved architecture and adoption of emerging best practices. Throughout the quarter, we made technological updates to our browser, tablet, mobile, app and watch platforms with a focus on video, mobile and advertising.

●

Recent improvements also included an editorial Content Management System (“CMS”) update which made the CMS accessible on any device, enhanced editing features, improved media handling, and made the content creation process faster and more efficient. Additional benefits include tighter security; greater speed, stability, and performance of both the Website and the CMS powering it; and simplified future development efforts. As a result of these changes, our error rate for both the Website and the CMS decreased to less than 1%.

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

Advertising revenues, derived from the sale of promotional space on our Website, comprised 85% and 91% of our revenues, respectively, for the six months ended September 30, 2015 and 2014. The duration of the advertisements is generally short-term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Our obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, we defer recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

We recognized stock-based compensation expense of $198,000 and $91,000 during the six months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an aggregate of $288,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $85,000 during the remainder of fiscal 2016; $90,000 during fiscal 2017; $72,000 during fiscal 2018 and $41,000 during fiscal 2019. The expected amortization reflects only outstanding stock option awards as of September 30, 2015 expected to vest. We expect to continue issuing stock-based awards to our employees in future periods.

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

Results of Operations for the Three and Six Months Ended September 30, 2015 Compared to the Three and Six Months Ended September 30, 2014

Net revenue

Net revenue increased 65% to approximately $1.7 million for the three months ended September 30, 2015 from approximately $1.0 million for the three months ended September 30, 2014. Net revenue increased 49% to $3.4 million for the six months ended September 30, 2015 from $2.3 million for the six months ended September 30, 2014.

Advertising revenues increased 67% to approximately $1.5 million for the three months ended September 30, 2015 from approximately $0.9 million for the three months ended September 30, 2014. Direct ad sales captured approximately 41% and programmatic ad sales captured approximately 59% of total advertising revenue for the three months ended September 30, 2015.

Advertising revenues increased 38% to approximately $2.9 million for the six months ended September 30, 2015 from approximately $2.1 million for the six months ended September 30, 2014. Direct ad sales captured approximately 37% and programmatic ad sales captured approximately 63% of total advertising revenue for the six months ended September 30, 2015. The increase in total advertising revenue was a result of stronger programmatic ad sales revenues due to an industry shift by advertisers from direct advertising to programmatic advertising, as well as improved mobile monetization due to newly launched mobile advertising products.

Revenues from all other sources increased 184% to approximately $0.2 million for the three months ended September 30, 2015, and increased 168% to approximately $0.5 million for the six months ended September 30, 2015. The increases were attributed to higher revenues from a renewed referral fee customer agreement.

Expenses

Production and content

Production and content expenses remained relatively flat from a year ago at approximately $0.9 million and $1.9 million for the respective three and six months ended September 30, 2015.

Sales and marketing

Sales and marketing expenses remained relatively flat from a year ago at approximately $0.4 million and $0.9 million for the respective three and six months ended September 30, 2015.

Technology

Technology expenses remained relatively flat from a year ago at approximately $0.4 million and $0.7 million for the respective three and six months ended September 30, 2015.

General and administrative

General and administrative expenses remained relatively flat from a year ago at approximately $0.5 million for the three months ended September 30, 2015. General and administrative expenses increased 14% to approximately $1.0 million for the six months ended September 30, 2015 from approximately $0.9 million for the six months ended September 30, 2014. The approximately $0.1 million increase was primarily attributed to higher stock compensation costs.

Interest expense, net

Interest expense for the three and six months ended September 30, 2015 remained flat and immaterial at $0.01 million and $0.02 million, respectively.

Liquidity and capital resources

Net cash used in operations was approximately $1.4 million for the six months ended September 30, 2015. The principal uses of cash during the six months ended September 30, 2015 were to fund the $1.1 million net loss and the net activities from various working capital and immaterial non-cash items for the period. The accounts receivable, net as of September 30, 2015 of approximately $1.3 million, represent primarily advertising sales during the period, and are expected to be collected within the next four months. Net cash used in investing activities was immaterial during each of the six months ended September 30, 2015 and 2014.

Net cash provided by financing activities was $1.4 million and $1.5 million for the six months ended September 30, 2015 and 2014, respectively, reflecting cash advances from related parties.

We estimate we will require approximately $0.5 - $0.6 million in additional funding to meet our operating needs for the remaining six months ending March 31, 2016; however, we are commencing collective bargaining with the Writers Guild of America, East, Inc. and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, we have relied on funding from related parties.  In this fiscal year through November 13, 2015, our chairman has provided $1.67 million in cash advances.

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2015:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,492	$402	$1,090	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	314	314	-	-	-
Related party advances	7,266	7,266	-	-	-
Total	$10,072	$8,982	$1,090	$-	$-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We maintain all of our cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, we entered into a credit agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1.0 million at a rate of prime less 0.25% which subjects us to interest rate risk. We feel that the risk of a rate change is not material as we contemplate having a maximum of only $1.0 million of variable rate debt outstanding during our fiscal year ending March 31, 2016. As of September 30, 2015, we had $1.0 million plus accrued interest outstanding under this agreement, payable on demand. As we conduct all of our business in the United States, we are not subject to foreign exchange risk.

Item4.	Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (September 30, 2015), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

We have relied on related parties for significant investment capital

We have relied on cash infusions from related parties to fund operations for many years. The related parties are primarily John Warnock, Chairman of the Board of Salon, and, to a lesser extent in recent years, William Hambrecht. William Hambrecht is a Director and the father of our former CEO and current Chief Financial Officer, Elizabeth Hambrecht. During the current fiscal year, through November 13, 2015, Mr. Warnock has contributed $1.67 million in cash advances to fund our operations.

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

We are entering a collective bargaining with our non-supervisory editorial employees, and the results of this process are uncertain

On August 3, 2015, we announced the Writers Guild of America, East, Inc. became the collective bargaining representative of our non-supervisory editorial employees. We expect to commence negotiations of a collective bargaining agreement in the near future. Should this collective bargaining process result in an agreement that would not permit us to obtain additional funding, there can be no assurance that we will be able to continue our current business.

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

Holders of our Series C Preferred Stock are entitled to potentially significant liquidation preferences of Salon’s assets over holders of our Common Stock in the event of a liquidation event

Holders of our Series C Preferred Stock (“Preferred Stock”) have liquidation preferences over holders of Common Stock of the first approximately $2.5 million in potential sales proceeds as of September 30, 2015, which includes the effect of undeclared dividends, if granted, of about $0.8 million. If a liquidation event were to occur, and Preferred Stock dividends were declared, the holders of Preferred Stock would be entitled to the first $2.5 million of cash distributions. If a liquidation event were to occur in excess of $2.5 million and if Preferred Stock dividends were to be declared, the holders of Preferred Stock would be entitled to receive a relatively larger distribution than the holders of Common Stock would be entitled to receive.

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

As more of our users access our Website using mobile devices rather than PCs, if we do not continue to grow our mobile users and revenue, our business will be adversely impacted.

Internet users increasingly use mobile devices rather than PCs to access the Internet.  Over 50% of our monthly users are now visiting our Website on mobile devices.  As mobile platforms encompass a larger share of our readers, our ability to grow advertising revenue is increasingly dependent on our ability to generate revenue from ads displayed on mobile devices.  While we plan to continue to devote technology resources to support our mobile browser product, apps and advertising products, if our mobile browser product, apps, and advertising products for mobile devices do not attract and retain users and advertisers to generate mobile revenue, our operating and financial results will be adversely impacted. We are dependent upon our products operating on mobile operating systems we do not control. The mobile phone manufacturer and its operating systems might block access to our Website or make it hard for users to find our Website through their devices, or block certain ads or charge us for delivery of ads, all of which would harm our operations and suppress revenue potential.

Technologies and software applications could block our advertisements, which could harm our operating results.

Technologies and software applications have been developed for PC and mobile devices that can block or allow users to opt out of display advertising, delete or block cookies used to deliver advertising, or move advertising to less optimal placements to suppress view-ability. Most of our advertising revenue is derived from display or video advertisements on our Website. As a result, ad-blocking technologies or software could reduce the number of display or video advertisements that we are able to deliver and, in turn, reduce our advertising revenue and operating results.

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

SALON MEDIA GROUP, INC.

Dated: November 13, 2015	/s/ Cynthia Jeffers
Cynthia Jeffers
Chief Executive Officer

Dated: November 13, 2015	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht
Chief Financial Officer