Form 10-Q
period 2015-12-31
SALON MEDIA GROUP INC
filed 2016-02-12
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 1, 2016 was 76,245,442 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I:	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31, 2015	March 31, 2015 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$160	$229
Accounts receivable, net of allowance of $30 and $55	1,446	874
Prepaid expenses and other current assets	104	141
Total current assets	1,710	1,244
Property and equipment, net	69	60
Other assets, principally deposits	301	301
Total assets	$2,080	$1,605
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	7,491	5,826
Accounts payable and accrued liabilities	1,274	1,331
Total current liabilities	9,765	8,157

Deferred rent	69	73
Total liabilities	9,834	8,230
Commitments and contingencies (See Note 5)

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 1,075 shares issued and outstanding as of December 31, 2015 and March 31, 2015 (liquidation value of $2,546 as of December 31, 2015 and $2,495 as of March 31, 2015)	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,245,442 shares issued and outstanding as of December 31, 2015 and March 31, 2015	76	76
Additional paid-in capital	116,152	115,890
Accumulated deficit	(123,982)	(122,591)
Total stockholders' deficit	(7,754)	(6,625)
Total liabilities and stockholders' deficit	$2,080	$1,605

(1)	Derived from the Company’s audited consolidated financial statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Revenue, net	$1,950	$1,473	$5,329	$3,740

Operating expenses:
Production and content	996	1,022	2,905	2,937
Sales and marketing	394	477	1,252	1,342
Technology	342	298	1,069	963
General and administrative	459	469	1,464	1,354

Total operating expenses	2,191	2,266	6,690	6,596

Loss from operations	(241)	(793)	(1,361)	(2,856)
Interest expense, net	(10)	(10)	(30)	(29)
Net loss	$(251)	$(803)	$(1,391)	$(2,885)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Weighted average shares used in computing basic and diluted net loss per share	76,245	76,245	76,245	76,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SALON MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,391)	$(2,885)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	39	-
Depreciation	25	25
Stock-based compensation	262	176
Changes in assets and liabilities:

Accounts receivable	(611)	294
Prepaid expenses and other assets	37	(29)
Accounts payable, accrued liabilities and deferred rent	(61)	100
Net cash used in operating activities	(1,700)	(2,319)

Cash flows from investing activities:
Purchase of property and equipment	(34)	(33)
Net cash used in investing activities	(34)	(33)

Cash flows from financing activities:
Proceeds from related party advances	1,665	2,335
Net cash provided by financing activities	1,665	2,335

Net decrease in cash and cash equivalents	(69)	(17)
Cash and cash equivalents at beginning of period	229	119
Cash and cash equivalents at end of period	$160	$102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1.	The Company and Significant Accounting Policies

The Company

Salon Media Group, Inc. (“Salon”, the “Company” or “We”) is an internet news and social networking company that produces Salon.com, a content Website. Salon was originally incorporated in July 1995 in California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's condensed consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2015, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on June 19, 2015. Pursuant to the rules of the SEC, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and nine month periods ended December 31, 2015 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2016.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of December 31, 2015 of $123,982. In addition, we expect to incur a net loss from operations for the fiscal year ending March 31, 2016. The Company has operated principally with the assistance of interest free advances from related parties. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our operating forecast for the remainder of the fiscal year ending March 31, 2016 anticipates continued operating losses. We estimate we will require approximately $200 - $300 in additional funding to meet our operating needs for the balance of our fiscal year; however, we commenced collective bargaining with the Writers Guild of America, East, Inc. (“WGAE”) and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget.  If planned revenues continue to be less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

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

One customer accounted for approximately 24% of total revenue for the three months ended December 31, 2015. Two customers each accounted for approximately 25% of total revenue for the three months ended December 31, 2014. One customer accounted for approximately 26% of total revenue for the nine months ended December 31, 2015 and two customers accounted for 20% and 13% of total revenue for the nine months ended December 31, 2014. Four customers accounted for approximately 11%, 12%, 13% and 14%, respectively, of total accounts receivable as of December 31, 2015. Three customers accounted for approximately 10%, 13% and 23%, respectively, of total accounts receivable as of December 31, 2014.

Stock-Based Compensation

We account for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock.

We granted options to acquire a total of 37,265 shares during the quarter ended December 31, 2015. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

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

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of December 31, 2015, the aggregate stock compensation remaining to be amortized to expense was $239. Salon expects this stock compensation balance to be amortized as follows: $26 during the remainder of fiscal 2016; $93 during fiscal 2017; $76 during fiscal 2018; $43 during fiscal 2019 and $1 during fiscal 2020. The expected amortization reflects outstanding stock option awards as of December 31, 2015 expected to vest.

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

Short-term Borrowings

In May 2007, we finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1,000 at a rate of prime less 0.25%. Our obligations under this agreement are guaranteed in their entirety by our Chairman. The line of credit has been fully drawn as of December 31, 2015. Deutsche Bank Securities, Inc. may demand repayment of amounts borrowed at any time. Additionally, our Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment. As of December 31, 2015, accrued interest on short-term borrowings totaled approximately $326.

As of December 31, 2015 and 2014, the weighted-average interest rate on the Company’s short-term borrowings was constant at 3.5% and 3.6%, respectively.

Related Party Advances

During the nine months ended December 31, 2015 and 2014, we received unsecured, interest-free cash advances totaling $1,665 and $2,335, respectively, to fund operations from our Chairman. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in the next financing raised by the Company from non-related parties.

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

The following table summarizes activities under the Salon Media Group, Inc. 2004 Stock Plan and the Salon Media Group, Inc. 2014 Stock Incentive Plan for the nine months ended December 31, 2015:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of March 31, 2015	8,101,000	$0.16
Options granted under all plans	72,000	$0.17
Exercised	-	-
Expired and forfeited	(350,000)	$0.26
Outstanding as of December 31, 2015	7,823,000	$0.15	$124
Vested as of December 31, 2015	6,331,000	$0.14	$119
Vested and expected to vest as of December 31, 2015	7,539,000	$0.15	$124

Options totaling 72,015 shares were awarded during the nine months ended December 31, 2015. Options totaling 2,374,947 shares were awarded during the nine months ended December 31, 2014. The weighted-average fair value of options granted during each of the nine month periods ended December 31, 2015 and 2014 was $0.17 per share and $0.24 per share, respectively. The weighted-average fair value of options vested during each of the nine month periods ended December 31, 2015 and 2014 was $0.18 per share and $0.11 per share, respectively. There were no option exercises during the nine months ended December 31, 2015.

Our Board of Directors also approved a resolution on June 12, 2014 to amend the Salon Media Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) to comply with certain California Code of Regulations and Internal Revenue Service regulations. As of December 31, 2015, options totaling 2,425,082 were awarded to date under the 2014 Plan.

We recognized stock-based compensation expense of $262 and $176 during the nine months ended December 31, 2015 and 2014, respectively.

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

Basic net loss per share is computed using the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the period, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Net loss attributable to common stockholders	$(251)	$(803)	$(1,391)	$(2,885)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	76,245,000	76,245,000	76,245,000	76,245,000

Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Antidilutive securities including options and preferred stock not included in net loss per share calculation	8,920,000	9,369,000	8,920,000	9,369,000

5.	Commitments and Contingencies

On October 17, 2012, we signed an office lease agreement to relocate our San Francisco headquarters to 870 Market Street, San Francisco, California. The five-year lease for approximately 2,405 square feet, commenced on December 1, 2012 and will terminate on November 30, 2017.

On April 16, 2014, we entered into an office lease for our new corporate offices at 132 West 31st Street, New York, New York consisting of 6,523 square feet in rentable space. The lease commenced on July 1, 2014 and will expire on September 30, 2019. Upon execution of the lease, a deposit in the form of a letter of credit of $204 was required. The term of the lease is five years with an effective base monthly rent expense of approximately $26, and a 2014 base year to be utilized in allocating future excess direct expenses. The rent expense associated with the office lease is straight-lined over the term of the agreement. As a result, deferred rent increased to approximately $73 as of March 31, 2015 and has since decreased to approximately $69 as of December 31, 2015.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following summarizes our office lease commitments and short-term borrowings as of December 31, 2015:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating leases	$1,403	$408	$995	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	326	326	-	-	-
Related party advances	7,491	7,491	-	-	-
Total	$10,220	$9,225	$995	$-	$-

6.	Preferred Stock

The conversion rate and common equivalent shares of our Preferred Stock as of December 31, 2015 are as follows:

		Per share		Common
Preferred Stock	Shares Outstanding	Purchase Price	Conversion Rate	Equivalent Shares
Series C	1,075	$800	0.785	1,096,676
Total	1,075			1,096,676

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

In event of a liquidation, the holders of the Series C Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of Common Stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of December 31, 2015, no dividend has been declared to the holders of Preferred Stock.

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

The aggregate liquidation preferences of all Preferred Stockholders as of December 31, 2015 were $1,720 excluding the effect of undeclared dividends, and $2,546 including the effect of undeclared dividends. We have never declared a dividend and do not expect to declare a dividend in the future.

Neither the Series C Preferred Stock nor the underlying shares of Common Stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

7.	Subsequent Events

From January 1, 2016 through February 12, 2016, we received unsecured interest-free cash advances totaling $300 from our Chairman.

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

We focus on excellence in our core editorial product so we can attract a highly educated and affluent demographic audience and deliver value to our advertising clients. Our readership consists of a global community that is demanding and engaged. They are considered influencers in public policy, culture, art, technology and fashion. We believe our user profile makes our Website a valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online.

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

Highlights from Quarter ended December 31, 2015

●

Net revenues increased 32% to $2.0 million in the quarter ended December 31, 2015 versus $1.5 million in the same period in 2014, and increased 42% to $5.3 million for the nine months ended December 31, 2015 versus $3.7 million in the same period in the prior year. The increase in revenue as compared to a year ago was a result of stronger programmatic advertising revenues that for the first time exceeded $1.0 million for the quarter, and a larger portion of higher cost-per-thousand-impression ("CPM") video advertising. In the past year, there has been a significant industry shift in online advertising to higher CPM video advertising, and to advertising increasingly being sold through software based “programmatic” technology. As a result, our advertising sales have made a similar shift, resulting in improved CPMs and an increase in advertising sold through networks that access these programmatic buys. We believe a continuation of this trend should help us increase our revenues in fiscal year 2016.

●

Net losses were $0.3 million during the three months ended December 31, 2015, and $1.4 million for the nine months ended December 31, 2015, a decrease from $0.8 million and $2.9 million, respectively, during the same periods last year. The decrease in losses resulted from an increase in revenues and relatively stable operating expenses of $2.2 million and $6.7 million for the corresponding periods.

●

Average unique visitors to the Salon.com Website during the December 2015 quarter was 15.7 million, a decrease of 13% compared to the quarter ended December 31, 2014, and an increase of 4% compared to the quarter ended September 30, 2015, according to data compiled by Google Analytics. Peak traffic for the quarter was in October, with 17.4 million unique visitors and 57.6 million page views. Unique visitors as measured by comScore decreased 5% compared to the quarter ended December 2014 and increased 11% compared to the September 2015 quarter. The difference between the two sources is that comScore uses a panel-centric method for counting unique visitors in the U.S. market rather than the tagging technology used by Google to measure global users. We attribute this drop in traffic to our Website to a lower volume of articles by our writers.

●

In August, Salon recognized the Writers Guild of America, East, Inc. (“WGAE”) as the collective bargaining representative of our non-supervisory editorial staff. We commenced collective bargaining with the WGAE in December 2015.

●

We have continued our strategy to produce original video content focused on news, politics and entertainment. Our goal is to add high quality diversified content to our Website, and to attract premium video advertising that commands higher CPMs as compared to display advertising. Nearly 200 original videos were produced during the quarter -- delivering a 42% increase in video views compared to the September 2015 quarter. One original video, Asha Parker’s mash up of Donald Trump and scenes from the Big Lebowski, went viral on Facebook and has been viewed more than 10 million times. We will continue to assess and refine the video product based on user adoption. These videos complement Salon’s brand of fearless journalism that makes the conversation smarter, and be designed for maximum share-ability on social media sites.

●

Other editorial highlights from this quarter included conversation-defining coverage of key news events including the terrorist attacks in Paris, shootings in the U.S. and abroad; commentary on race and cultural conversations and coverage of the Democratic and Republican campaigns for presidency. Other notable stories included the Oregon Shooting, Paris, and Amanda Marcotte on our “obsession with the female Paris bomber.” A David Spade excerpt (on his decades-long feud with Eddie Murphy) had 350,000 reads and earned Salon mention in Rolling Stone, CBS, The Today Show, Entertainment Weekly and other outlets. Roger Waters' open letter to Jon Bon Jovi was widely shared and linked to with credit to Salon by dozens of publications. We were also proud that Chauncey DeVega's piece on race, terrorism and the Planned Parenthood shooting was named among most essential writing by a person of color in 2015 by the HuffingtonPost.

●

Social media continues to be a major source of referral traffic, at approximately 37% of Website visits, and a significant focus across the Company. We make regular updates to the Website to optimize content to be shared on social media with a special focus on our mobile platforms. In December 2015, we had approximately 815,000 Facebook “likes,” and 575,000 Twitter followers.

●

Mobile users accounted for 59.4% of all users in December 2015, which is up slightly from 54.7% in September 2015 and 57.1% in December 2014. We continue to have a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens. In the 2015 fiscal year, we redesigned our mobile applications (“apps”) and iteratively integrated native advertising solutions to better monetize them.

●

Our direct advertising team continued to focus on native advertising campaigns that incorporated custom creative applications, pre-roll video advertising and seamless video integrations. More than 90% of our advertising campaigns fell in two categories: branded consumer, and “tune-in” television. Major advertising clients included MSNBC, Comedy Central, Audible, and Hulu, for which we created an interactive crossword and advent calendar to promote “Seinfeld.”

●

We continually work toward leaner, more efficient technological systems through automation, improved architecture and adoption of emerging best practices. Throughout the quarter, we made technological updates to our browser, tablet, mobile and watch platforms with a focus on video, mobile and advertising and ad blocking.

Sources of Revenue

Most of Salon’s net revenues are derived from advertising from the sale of promotional space on its Website. The sale of promotional space is generally for less than ninety days in duration. Advertisers pay for advertising based on a CPM. The primary factors in our ability to increase our advertising revenues in future periods are growth in our audience and the addition of higher CPM ad products such as pre-roll video. Attracting more unique visitors to our Website is important because these returning users generate additional page views, and each page view becomes a potential platform for advertisements. Advertising comprises banners, video, rich media and other interactive ads. CPM varies by platform and CPMs for mobile have been less than for desktop; however, in the recent quarter they have been increasing. Videos and sponsored content on mobile devices continue to grow in popularity and can demand a higher CPM. We believe that continuing to add videos and sponsored content to our mobile platform and improving and optimizing the platform’s design will help increase revenues from our mobile platform.

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

Advertising revenues, derived from the sale of promotional space on our Website, comprised 86% and 92% of our revenues, respectively, for the nine months ended December 31, 2015 and 2014. The duration of the advertisements is generally short-term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Our obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, we defer recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

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

We recognized stock-based compensation expense of $262,000 and $176,000 during the nine months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had an aggregate of $239,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $26,000 during the remainder of fiscal 2016; $93,000 during fiscal 2017; $76,000 during fiscal 2018; $43,000 during fiscal 2019 and $1,000 during fiscal 2020. The expected amortization reflects only outstanding stock option awards as of December 31, 2015 expected to vest. We expect to continue issuing stock-based awards to our employees in future periods.

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

Results of Operations for the Three and Nine Months Ended December 31, 2015 Compared to the Three and Nine Months Ended December 31, 2014

Net revenue

Net revenue increased 32% to approximately $2.0 million for the three months ended December 31, 2015 from approximately $1.5 million for the three months ended December 31, 2014. Net revenue increased 42% to $5.3 million for the nine months ended December 31, 2015 from $3.7 million for the nine months ended December 31, 2014.

Advertising revenues increased 21% to approximately $1.7 million for the three months ended December 31, 2015 from approximately $1.4 million for the three months ended December 31, 2014. Direct ad sales captured approximately 31% and programmatic ad sales captured approximately 69% of total advertising revenue for the three months ended December 31, 2015.

Advertising revenues increased 35% to approximately $4.6 million for the nine months ended December 31, 2015 from approximately $3.4 million for the nine months ended December 31, 2014. Direct ad sales captured approximately 35% and programmatic ad sales captured approximately 65% of total advertising revenue for the nine months ended December 31, 2015. The increase in total advertising revenue was a result of an increase in higher CPM video ad products and stronger programmatic ad sales revenues due to an industry shift by advertisers from direct advertising to programmatic advertising.

Revenues from all other sources increased 200% from a year ago to approximately $0.3 million for the three months ended December 31, 2015, and increased 133% from a year ago to approximately $0.7 million for the nine months ended December 31, 2015. The increases were attributed to higher revenues from a renewed referral fee customer agreement.

Expenses

Production and content

Production and content expenses remained relatively flat from a year ago at approximately $1.0 million and $2.9 million for the respective three and nine months ended December 31, 2015.

Sales and marketing

Sales and marketing expenses decreased minimally from a year ago to approximately $0.4 million and remained relatively flat from a year ago at approximately $1.3 million for the respective three and nine months ended December 31, 2015.

Technology

Technology expenses remained relatively flat from a year ago at approximately $0.3 million and $1.0 million for the respective three and nine months ended December 31, 2015.

General and administrative

General and administrative expenses remained relatively flat from a year ago at approximately $0.5 million for the three months ended December 31, 2015. General and administrative expenses increased 8% to approximately $1.5 million for the nine months ended December 31, 2015 from approximately $1.4 million for the nine months ended December 31, 2014. The approximately $0.1 million increase was primarily attributed to higher stock compensation costs.

Interest expense, net

Interest expense for the three and nine months ended December 31, 2015 remained flat and immaterial at $0.01 million and $0.03 million, respectively.

Liquidity and capital resources

Net cash used in operations was approximately $1.7 million for the nine months ended December 31, 2015. The principal uses of cash during the nine months ended December 31, 2015 were to fund the $1.4 million net loss and the net activities from various working capital and immaterial non-cash items for the period. The accounts receivable, net as of December 31, 2015 of approximately $1.4 million, represent primarily advertising sales during the period, and are expected to be collected within the next four months. Net cash used in investing activities was immaterial during each of the nine months ended December 31, 2015 and 2014.

Net cash provided by financing activities was $1.7 million and $2.3 million for the nine months ended December 31, 2015 and 2014, respectively, reflecting cash advances from related parties.

We estimate we will require approximately $0.2 - $0.3 million in additional funding to meet our operating needs for the remaining three months ending March 31, 2016; however, we commenced collective bargaining with the WGAE and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, we have relied on funding from related parties.  In this fiscal year through February 12, 2016, our Chairman has provided $1.97 million in cash advances. If we were not able to obtain additional funding from related parties or others, we would be required to curtail or discontinue operations, or consider other alternatives.

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2015:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,403	$408	$995	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	326	326	-	-	-
Related party advances	7,491	7,491	-	-	-
Total	$10,220	$9,225	$995	$-	$-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We maintain all of our cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, we entered into a credit agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1.0 million at a rate of prime less 0.25% which subjects us to interest rate risk. We feel that the risk of a rate change is not material as we contemplate having a maximum of only $1.0 million of variable rate debt outstanding during our fiscal year ending March 31, 2016. As of December 31, 2015, we had $1.0 million plus accrued interest outstanding under this agreement, payable on demand. As we conduct all of our business in the United States, we are not subject to foreign exchange risk.

Item 4.	Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (December 31, 2015), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

We have relied on related parties for significant investment capital

We have relied on cash infusions from related parties to fund operations for many years. The related parties are primarily John Warnock, Chairman of the Board of Salon, and, to a lesser extent in recent years, William Hambrecht. William Hambrecht is a Director and the father of our former CEO and current Chief Financial Officer, Elizabeth Hambrecht. During the current fiscal year, through February 12, 2016, Mr. Warnock has contributed $1.97 million in cash advances to fund our operations.

Curtailment of cash investments and borrowing guarantees by related parties would detrimentally impact our cash availability and our ability to fund our operations.

We started collective bargaining with our non-supervisory editorial employees, and the results of this process are uncertain

On August 3, 2015, WGAE became the collective bargaining representative of Salon’s non-supervisory editorial employees. We commenced collective bargaining with WGAE in December 2015. Should this collective bargaining process result in an agreement that would not permit us to obtain additional funding, there can be no assurance that we will be able to continue our current business.

Our principal stockholders exercise a controlling influence over our business affairs and may make business decisions with which non-principal stockholders disagree, which may affect the value of non-principal stockholders’ investments

Approximately 45% of our voting securities are controlled, directly or indirectly by our Chairman, John Warnock, and approximately 36% is controlled, directly or indirectly, by William Hambrecht, a Director and the father of our Chief Financial Officer. We remain dependent upon Mr. Warnock and Mr. Hambrecht for continued financial support while we seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. While all outstanding, unsecured, interest-free cash advances from Mr. Warnock and Mr. Hambrecht at February 28, 2013 were exchanged for Common Stock in the Company’s Recapitalization (described in Note 4 to the consolidated financial statements included in the 2015 Annual Report), Mr. Warnock has continued to make unsecured, interest-free, cash advances to cover our operating expenses. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in our next financing from non-related parties. We were advised by Mr. Warnock and Mr. Hambrecht that they executed a stock transaction that has the effect of equalizing their stock ownership. The corresponding Forms 4 and Form 8-K were filed with the SEC on November 24 and November 25, 2015.

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

Holders of our Series C Preferred Stock are entitled to potentially significant liquidation preferences of Salon’s assets over holders of our Common Stock in the event of a liquidation event

Holders of our Series C Preferred Stock (“Preferred Stock”) have liquidation preferences over holders of Common Stock of the first approximately $2.5 million in potential sales proceeds as of December 31, 2015, which includes the effect of undeclared dividends, if granted, of about $0.8 million. If a liquidation event were to occur, and Preferred Stock dividends were declared, the holders of Preferred Stock would be entitled to the first $2.5 million of cash distributions. If a liquidation event were to occur in excess of $2.5 million and if Preferred Stock dividends were to be declared, the holders of Preferred Stock would be entitled to receive a relatively larger distribution than the holders of Common Stock would be entitled to receive.

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

We may be held liable for content or third party links on our Website or content distributed to third parties

As a publisher and distributor of content over the Internet, including links to third-party websites that may be accessible through our Website, or content that includes links or references to a third-party’s website, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature, content or ownership of the material that is published on or distributed from our Website. These types of claims have been brought, sometimes successfully, against online services, websites and print publications in the past. Other claims may be based on errors or false or misleading information provided on linked websites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on links to sexually explicit websites. Although we carry general liability and media insurance, our insurance may not be adequate to indemnify us for all liabilities imposed. Any liability that is not covered by our insurance or is in excess of our insurance coverage could severely harm our financial condition and business. Implementing measures to reduce our exposure to these forms of liability may require us to spend substantial resources and limit the attractiveness of our service to users.

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

 SALON MEDIA GROUP, INC.

Dated: February 12, 2016	/s/ Cynthia Jeffers
Cynthia Jeffers
Chief Executive Officer

Dated: February 12, 2016	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht
Chief Financial Officer