Form 10-K
period 2016-03-31
SALON MEDIA GROUP INC
filed 2016-06-24
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

(415) 870-7566

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,055,000 based on the closing sale price of the registrant’s Common Stock on June 1, 2016. Shares of Common Stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon Media Group, Inc. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 1, 2016 was 76,245,442 shares.

FORM 10-K

SALON MEDIA GROUP, INC.

PART I

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, Internet advertising market performance, subscription service plans, social media and other non-web opportunities and revenue sources. Although Salon Media Group, Inc. (“Salon”, the “Company”, “we”, “our” or “our”) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon’s public filings. Salon assumes no obligation to update any forward-looking statements except as required by law.

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

Highlights from Fiscal Year 2016

During the fiscal year ended March 31, 2016 (“fiscal year 2016”), we continued to execute our business strategy (see “Salon Strategy” below) to broaden our editorial coverage in order to attract a larger audience, which in turn should attract more advertising, and increase our revenues. Our focus on high quality editorial attracted a continued robust audience to our Website in fiscal year 2016, and we regularly reached new traffic milestones throughout the year. However, we faced increased competition from both new and larger websites for online advertising campaigns, while industry trends shifted toward increased use of agency and software-based approaches to buying online advertising. As a result, our direct ad sales have declined, and we have increasingly relied on third-party agencies to sell ads on our Website through programmatic advertising open marketplaces. The highlights of our fiscal year 2016 are listed below:

●

Total revenue in the fiscal year 2016 increased 41% to $7.0 million. We have been working on strategies to better monetize our Website and increase advertising revenues. The digital advertising landscape has shifted considerably over the past year, and as advertisers have increasingly focused their attention on video and programmatic selling, we have increased our efforts in those areas. In fiscal year 2016, 67% of our advertising revenue was generated by programmatic selling, and 33% by our direct sales team which continues to focus mostly on high impact and higher cost-per-thousand-impression (“CPM”) video advertising. With the recent launch of Facebook’s ad sharing program, we will begin to monetize Salon content that is posted away from our website. We believe these strategies should help us to increase our revenues in fiscal year 2017.

●

Net loss for the fiscal year 2016 was $2.0 million, a 50% decrease from $3.9 million in the fiscal year ended March 31, 2015 (“fiscal year 2015”). The decrease in losses resulted from an increase in revenues and relatively stable operating expenses of $8.9 million for the corresponding periods.

●

The launch of our editorial video production department was a highlight of fiscal year 2016. In September 2015, we launched original video content focused on news, politics and entertainment. Our goal is to add high quality diversified content to our Website, and to attract premium video advertising that commands higher CPMs as compared to display advertising. More than 250 original videos were produced during the March quarter. A number of original videos went viral on Facebook: Patrice Waite’s story about Donald Trump contradicting himself about violence at his rallies garnered more than 14 million views on Facebook, Asha Parker’s mash up of Donald Trump and scenes from the Big Lebowski has been viewed more than 16 million times, and Janet Upadhye’s story about the political apathy of American youth got more than 40 million views. In total, more than 10 videos were viewed in excess of 1 million times, and many more were viewed more than 100,000 times. We will continue to assess and refine the video product based on user adoption. These videos complement Salon’s brand of fearless journalism that makes the conversation smarter, and are designed for maximum share-ability on social media sites.

●

We reached several new traffic milestones. Our peak monthly users for Salon.com (or, the “Website”) traffic in fiscal year 2016 was in June 2015 when we recorded 19.6 million users, as measured by Google Analytics. In total, the average number of monthly users in fiscal year 2016 was 16.6 million, compared to 16.9 million in fiscal year 2015, a decrease of 2%. Unique visitors as measured by comScore (U.S. desktop) reached a high of 5.2 million in June 2015 and for the fiscal year ended March 2016 averaged 4.1 million, a decrease of 8% compared to 4.5 million average in fiscal year 2015. The difference between the two sources is that comScore uses a panel-centric method for counting unique visitors in the U.S. market rather than the tagging technology used by Google to measure global users.

●

In August, Salon recognized the Writers Guild of America, East, Inc. (“WGAE”) as the collective bargaining representative of our non-supervisory editorial staff. We commenced collective bargaining with the WGAE in November 2015.

●

We were proud to be honored for our excellence in journalism during the fiscal year. Salon was an honoree for the 2016 Webby Awards for its Online Film & Video, Video Remixes and Mashups category, for our Donald Trump/Big Lebowski mashup. Lindsay Abrams was honored by the Audubon Society as one of its "Women Greening Journalism" at their annual Women in Conservation luncheon. Columnist Brittney Cooper was identified as part of the "emerging black intelligentsia" by The New Republic in September. Damon Tweedy's "Being Black Can Be Bad for Your Health" named as part of "The 13 Biggest Health Stories of 2015" by Healthline. We were also proud that Chauncey DeVega's piece on race, terrorism and the Planned Parenthood shooting was named among most essential writing by a person of color in 2015 by the HuffingtonPost.

●

Mobile users accounted for 61.8% of all users in March 2016, which is up slightly from 59.4% in December 2015 and 58.7% in March 2015. We continue to have a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens. In the 2015 fiscal year, we redesigned our mobile applications (“apps”) and iteratively integrated native advertising solutions to better monetize them.

●

Social media continues to be a major source of referral traffic, at approximately 38.5% of Website visitors as of March 31, 2016, and a significant focus across the Company. We make regular updates to the Website to optimize content to be shared on social media with a special focus on our mobile platforms. In March 2016, we had approximately 881,000 Facebook “likes,” and 576,000 Twitter followers.

●

Our direct advertising team continued to focus on high value campaigns that incorporated custom creative applications, pre-roll video advertising and seamless video integrations. More than 75% of our advertising campaigns fell in two categories: branded consumer and entertainment. Major advertising clients in fiscal year 2016 included Amazon, Panera, Ally Bank, Cadillac, PBS, Audible, and Hulu, for which we created an interactive crossword and advent calendar to promote “Seinfeld.” which won an OMMA award for best integrated entertainment online campaign.

●

We continually work toward leaner, more efficient technological systems through automation, improved architecture and adoption of emerging best practices. Throughout the year, we made technological updates to our browser, tablet, mobile, app and watch platforms with a focus on video, mobile and advertising and ad blocking.

Salon Strategy

In May 2016, we adopted a new strategy alongside the appointment of Jordan Hoffner as Chief Executive Officer. Our strategy focuses on improving monetization of our user base by innovating our ad technology in order to better match our highly educated and affluent users with advertisers. In the past few years, we have successfully grown our user base, which in fiscal year 2016 averaged 16.6 million users per month, and reached an all-time high of 19.6 million unique users in June 2015. Our number of users translates to our number of viewer impressions that can be sold to our advertisers, and offers opportunities to develop business relationships with companies that want access to our attractive user base. We currently sell our impressions to advertisers programmatically based on Run of Site private marketplaces, or at times, based on editorial content that falls in a particular vertical such as “Movies” or “Innovation.” The CPM is driven by market demand for our content, and the general demographics of our audience. Going forward, the CPM that we can charge our advertisers will increasingly be based on our ability to deliver highly targeted and defined users to our advertiser, and we expect to achieve higher CPMs as we can deliver more detailed information about our users.

Our strategy is predicated on the following core principles: (1) create high quality diversified content that meets our users’ and advertisers’ interests; (2) hire the best possible talent to create centers of excellence and (3) innovate to bring great products to our users and advertisers. Our focus on these core principals underpins our goal to continue to grow our user base, and to develop new strategies around Website monetization that will provide opportunity for future growth.

In fiscal year 2017, our goal is to continue our mission of creating fearless journalism and making the conversation smarter, while anticipating continued shifts in the online advertising market to better monetize our Website. To reach our goals, and to achieve profitability, we will push ahead in the following areas:

●	Develop a broader mix of provocative content in addition to the core areas of news and politics, building off the original definition of a “salon” as a center of intellectual discussion
●

Deepen our editorial coverage by adopting a broader array of story telling methods, such as expanding our video content, and adding audio and other visual products, with a unwavering commitment to high quality content and fearless journalism

●	Integrate into our advertising approach a deeper focus on new advertising products that match our high quality user with appropriate advertisers using data and innovative ad products

Develop a Broader Mix of Provocative Content

We target an educated, culturally engaged audience interested in original thinking and smart commentary. We pursue that audience by featuring a diverse array of voices and perspectives, and covering a wide range of topics including News, Politics, Business, Technology, Life, Entertainment, Sustainability and Innovation. Twenty-four hours a day, 365 days per year, Salon invites users to immerse themselves in thought-provoking content that impassions and empowers them to be the intellectual and cultural leaders of our time.

In fiscal year 2016, we continued to expand our breaking news coverage with a focus on politics ahead of the 2016 Presidential Election. Using data analytics in real-time, we can assess where our users’ interests are shifting, and respond by determining content, site layout and structure to best suit their needs in the moment. In fiscal year 2017, we intend to respond to users’ interests by hosting more dynamic content, such as video, slideshows and images, as well as by expanding into content areas such as business and lifestyle. We will expand into new content areas by reallocating internal resources, as well as continue to have content partnerships to diversify our content offerings across various verticals.

As we continue to focus our editorial to our users’ needs, we seek to grow unique visitors to our Website since the resulting page views serve as a platform for advertising impressions, a key driver of our revenue growth.

Develop Innovative, User-Oriented Products

We continually need fresh content and new ideas to attract readers to our Website. We plan to continue to focus on developing our audience through a combination of editorial enhancements, increased dynamic content and new user-focused functionalities and products. We are continually evaluating the needs of our users and trying to adjust and create new solutions to meet their needs.

Video is popular with our users, and as a result in fiscal year 2016 we launched Salon branded video content. The success of this launch has led us to explore ways to offer more video and integrate it more seamlessly into our Website. In fiscal year 2017, in order to achieve widespread video integration, we are expanding our video editorial team, exploring additional partnerships to gain access to premium video content, and implementing new technology to improve viewability. Video is in high demand with our advertisers. In fiscal year 2016, 85% of our direct advertisers incorporated video into their campaigns. We plan to monetize video through sale of advertising pre-roll via direct and programmatic advertising partnerships, and through syndication of our video content.

Web browsers and applications on mobile platforms are a significant area of audience growth and ad revenue in the online news industry, in particular as social media users have increasingly adopted usage on their mobile phones. Our users continue to move to mobile at record rates, and as of March 2016, mobile browsers accounted for 61.8%, of our unique visitors. Social media has also become a key driver of users for us, consistent with trends for other online news sites. Traffic from Facebook alone grew by over 32% since March 2014. The increase in Website traffic from social media was underpinned by the significant increases in the number of Facebook “likes” to more than 881,000, and monthly reach of more than 80 million (defined as a user who viewed or interacted with our content) on the Facebook platform in March 2016. In fiscal year 2017, we plan to continue our efforts to build our audience on social media, and place more emphasis on other emerging platforms, through a continuation of the strategies we have employed in the past two years.

In fiscal year 2017, we are working on a Website and advertising architecture redesign aimed at improving the user experience. As part of this effort, we will continue exploring new products that meet the immediate needs of our mobile users, building out new advertising products for video and mobile and improving our security and scaling capabilities.

A Deeper Focus on New Advertising Products that Match our User with Appropriate Advertisers

In order to expand our base of advertisers and increase our advertising revenues, we plan to integrate into our advertising approach a deeper focus on new advertising products that match our high quality user with appropriate advertisers using data and innovative ad products. This includes adding software and data capabilities to better understand our users and match their interests with advertisers more closely.

Path to Profitability

Although we reduced our losses in fiscal year 2016 compared to fiscal year 2015, we did not achieve our goal of profitability so will continue to make adjustments to our revenue model in order to increase advertising revenues. We have taken advantage of the shift in online advertising to programmatic marketplaces that are driven by software to purchase digital advertising space. In fiscal year 2016, our programmatic advertising revenues increased 59% compared to fiscal year 2015, and accounted for 67% of our advertising revenues as compared to 56% in fiscal year 2015. We will be re-architecting our programmatic platform to improve the match between advertisers and users, and will invest greater resources into this business area to optimize further our advertising capabilities. We believe the adjustments we are making to our advertising sales approach will allow further growth in programmatic advertising revenues in fiscal year 2017.

We continue to believe that our focus on excellence in our core editorial product can attract a high demographic audience and deliver value to our advertising clients. Our users consist of a global community that is demanding and engaged. They are considered influencers in public policy, culture, art, technology and fashion. Advertisers evaluate a website based on its scale (number of impressions), and the type of ads that are offered (high impact, such as video, sponsored content and content that may be otherwise tied to nearby ads, versus display only.) Advertisers typically seek to attract a specified demographic age, gender, socio-economic background, and education. We believe that improved information and targeting of our user profile will make our Website a more valuable media property for advertisers and retailers who are allocating marketing resources to target consumers online who have our demographic profile.

We work with our advertising clients to reach this attractive audience and tailor advertising to their needs. Through our direct sales team, we have increasingly focused our ad implementations on customized editorial content, mostly in a combination of written editorial, video and slideshows, that promote an advertiser’s brand and are shown on our Website as “sponsored.” As a result, nearly 90% of our advertising campaigns in fiscal year 2016 included high-impact rich media and sponsored content. In fiscal year 2017, we plan to continue to expand our custom ad integration, and broaden our sponsored content offerings, with a special focus on video and mobile products.

Due to an industry shift in advertising dollars toward programmatic and video advertising, our direct advertising declined 2% and programmatic advertising increased 59% leading to total advertising revenues increasing 33% in fiscal year 2016. At the same time, our production costs remained constant from a year ago, leading to decreased losses. To maintain this trend, we will continue to drive revenue growth as described above, while closely monitoring our operating expenses, and re-evaluate costs where we do not see clear productivity gains. As a result, we have discontinued spending in marketing that we felt was not generating sufficient revenue opportunity, streamlined our editorial workforce and made changes to the structure of our sales team. Given these changes, we anticipate that fiscal year 2017 will better align production costs with our revenue potential in an effort to reach profitability.

OUR BUSINESS

We target an educated, culturally engaged audience interested in original thinking and reporting on the day’s big stories. We pursue that audience by featuring a diverse array of voices and perspectives, and covering a wide range of topics including politics, race, religion, culture, entertainment, sustainability, innovation, technology and business.

Salon.com Website

News

Breaking news fast – and what it means. Whether it's Charlie Hebdo, Ferguson, the Josh Duggar and Bill Cosby scandals, or debates over important foreign policy issues, we surround stories people want to talk about as they happen– with dedicated bloggers, extensive videos, and smart columnists who put important news into immediate context.

Politics

Fearless, independent and sophisticated coverage of the most important stories from Washington and around the world, delivered by big-name veterans like Amanda Marcotte and Andrew O’Hehir, and the brightest new analysts on the Web (Heather Digby Parton, Simon Maloy, Ben Norton and more). Our political coverage starts early in the morning with our Opening Shot columns, and is updated all day with new pieces, all designed to drive the conversation – and keep our readers ahead of it.

Arts & Culture

Our writers and critics are just as obsessed with "The Americans," "Girls,” “Game of Thrones," and the coolest and hottest new books and movies as our readers are. Our entertainment coverage is edgy, exhaustive and fast, and we are just as determined to get to the latest viral video first as we are to mine the intersections between culture and politics. Our writers include Andrew O’Hehir (film), Sonia Saraiya (TV), and Mary Beth Williams, Scott Timberg (pop culture).

Life

Our popular life essays go in-depth on the most complicated and deeply personal topics – sex, parenting, family, relationships, religion, work and so many more – and are written both by famous writers like Anne Lamott and Jennifer Egan, as well as daring and interesting new voices.

Sustainability and Innovation

We launched these verticals in 2013 and it immediately became one of our most well-read sections. Our sustainability and innovation verticals combine the personal and the political – issues of climate change, the future of energy, organic food, and the politicization of science all receive authoritative. The section also includes the “Dream City” column, about how we design cities of the future to meet the values of today, written by Henry Grabar.

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

Revenue Sources

Advertising is our primary source of revenue. Internet advertising revenues accounted for 86% of revenues in fiscal year 2016. From June 2001 until June 2012, our other main source of revenue was from subscriptions. Due to a tepid response from users, new subscriptions and renewals were no longer accepted as of June 2012, and the wind down of our subscription service was completed in fiscal year 2015. Revenue from referring users to third party websites primarily accounted for the remainder 14% of revenues in fiscal year 2016.

Internet advertising is affected by broad economic conditions, like other forms of advertising, but overall it has continued its upward trend even through the Great Recession. According to the 2015 IAB Internet Advertising Revenue Report (the “IAB Study”) conducted by PricewaterhouseCoopers, the compound annual growth rate (“CAGR”) over the past ten years for Internet advertising in the United States was 17%, which has significantly outpaced the U.S. current dollar GDP growth of 3% over the same period. Furthermore, since 2010, Internet advertising growth was fueled by a 100% CAGR in mobile, compared to a 9% growth in non-mobile revenues. Internet advertising revenue in the United States totaled $59.6 billion in 2015, a 20.4% increase from $49.5 billion 2014. In the quarter ended December 2015, the sources for advertising revenues were non-mobile search (32%), mobile (including search, display and video formats) (40%), non-mobile display advertising (22%), classifieds (4%) and lead generation (2%). Notably, mobile advertising grew 77% in 2015, jumping to the largest ad format. Within the non-mobile display advertising segment, which accounts for a significant part of our revenues, banner ads accounted for 12%, digital video for 7%, rich media for 2% and sponsorship for 1% of advertising revenues.

The bulk of online advertising remains concentrated in a relatively small number of dominant Internet companies, with the top ten companies accounting for 75% of online advertising in the December 2015 quarter, and another 9% captured by the next tier of companies ranked 11th through 25th. Therefore, we believe our market opportunity falls roughly at 16% of the online advertising market, or $9.5 billion.

The primary factor in our ability to increase our advertising revenues in future periods is growth in our audience. Attracting more unique visitors to our Website is important because these users generate additional page views, and each page view becomes a potential platform for advertisements. Advertising comprises video, banners, rich media, and other interactive ads across our desktop, tablet, mobile browser and apps platforms. Advertisers pay for advertising based on a cost-per-thousand-impression (“CPM”), and different platforms attract different CPMs. CPMs for mobile have been less than for desktop. Videos and sponsored content on mobile devices continue to grow in popularity and can demand a higher CPM. We believe that continuing to add videos and sponsored content to our mobile platform and improving and optimizing the platform’s design will help increase revenues from our mobile platform.

Overall, monthly unique visitors to our Website have grown from 6.3 million in March 31, 2011, to 17.7 million in March 31, 2016, a cumulative growth rate of 181% over the past six fiscal years. Our full year average monthly unique visitors was 5.4 million, 6.4 million, 10.6 million, 11.2 million, 16.9 million and 16.6 million in fiscal years 2011, 2012, 2013, 2014, 2015 and 2016, respectively. This growth reflects an increase in content areas on our Website over the same period, as well as improved search engine optimization and social media outreach. The table below reflects unique monthly visitors to our Website from fiscal year 2011 through fiscal year 2016. Unique visitors in the period from March 2011 to May 2013 included traffic to an affiliated website that has since been shut down.

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

Our sales office is located in New York, with six advertising sales and operations employees as of March 31, 2016, of which four actively solicit orders.

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

In fiscal year 2016, we worked on a Website redesign aimed at improving our users’ experience. As part of this effort, we continued building out new advertising products for video and mobile, expanding our social media integration, improving our security and scaling capabilities, and exploring new products that meet the immediate needs of our mobile users.

Competition

The bulk of online advertising remains concentrated in a relatively small number of dominant Internet companies, with the top ten companies accounting for 75% of online advertising in the December 2015 quarter, and another 9% captured by the next tier of companies ranked 11th through 25th. Therefore, we believe our market opportunity falls roughly at 16% of the online advertising market, or $9.5 billion. We compete for advertising revenues with numerous websites, including major portals such as Yahoo and AOL, major search engines such as Google and Bing, major social networks such as Facebook and Twitter, and other online large media publications such as Buzzfeed, The Huffington Post, New York Times, Washington Post, MSNBC and CNN.com. We also compete with many smaller news and politics-oriented Websites, such as Slate, Gawker, The Daily Beast, The Atlantic, Talking Points Memo, Politico and Mother Jones for staff, audience and advertising sales.

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

Proprietary Rights

Our success and ability to compete is dependent in part on the goodwill associated with our trademarks, trade names, service marks and other proprietary rights and on our ability to use U.S. laws to protect our intellectual property, including our original content, content provided by third parties, and content provided by columnists. We have a registered trademark on our Salon name and logo.

Employees

As of March 31, 2016, Salon has 50 full-time employees, and 3 part-time employees. We believe our relations with our employees are good. We started collective bargaining with our non-supervisory editorial employees in November 2015, and the results of this process are uncertain. Our future success is highly dependent on our ability to attract, hire, retain and motivate talented personnel.

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

Salon has historically lacked significant revenues and has a history of losses

We have a history of significant losses and expect to incur a loss from operations, based on accounting principles generally accepted in the United States of America, for our fiscal year ending March 31, 2017 and to be determined in future years. Even if we attain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than we anticipate or operating expenses exceed expectations, financial results will most likely be severely harmed and our ability to continue operations will be seriously jeopardized.

Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the fiscal years ended March 31, 2012 through 2016 included a “going-concern” audit opinion on the financial statements for each of those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the “going-concern” opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

The Company has operated principally with the assistance of interest free advances from related parties. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We have relied on related parties for significant investment capital

We have relied on cash infusions from related parties to fund operations for many years. The related parties are primarily John Warnock, Chairman of the Board of Salon, and William Hambrecht. William Hambrecht is a Director and the father of our former CEO and current Chief Financial Officer, Elizabeth Hambrecht. During the fiscal year ended March 31, 2016, Mr. Warnock made approximately $2.2 million in cash advances to fund our operations. Subsequent to March 31, 2016, Mr. Warnock provided an additional $350,000 to meet our working capital requirements.

Curtailment of cash investments and borrowing guarantees by related parties would detrimentally impact our cash availability and our ability to fund our operations.

We started collective bargaining with our non-supervisory editorial employees, and the results of this process are uncertain

On August 3, 2015, the Writers Guild of America, East, Inc. (“WGAE”) became the collective bargaining representative of Salon’s non-supervisory editorial employees. We commenced collective bargaining with the WGAE in November 2015. Should this collective bargaining process result in an agreement that would not permit us to obtain additional funding, there can be no assurance that we will be able to continue our current business.

Our principal stockholders exercise a controlling influence over our business affairs and may make business decisions with which non-principal stockholders disagree, which may affect the value of non-principal stockholders’ investments

Approximately 45% of our voting securities are controlled, directly or indirectly by our Chairman, John Warnock, and approximately 36% is controlled directly or indirectly by William Hambrecht, a Director and the father of our Chief Financial Officer. We remain dependent upon Mr. Warnock and Mr. Hambrecht for continued financial support while we seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. While all outstanding, unsecured, interest-free cash advances from Mr. Warnock and Mr. Hambrecht at February 28, 2013 were exchanged for Common Stock in the Company’s Recapitalization, details of which were described in Note 4 to the financial statements included in the 2015 Annual Report, Mr. Warnock has continued to make unsecured, interest-free, cash advances to cover our operating expenses. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in our next financing from non-related parties. We were advised by Mr. Warnock and Mr. Hambrecht that they executed a stock transaction that has the effect of equalizing their stock ownership. The corresponding Forms 4 and Form 8-K were filed with the SEC on November 24 and November 25, 2015, respectively.

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

Holders of our Series C Preferred Stock are entitled to potentially significant liquidation preferences of Salon’s assets over holders of our Common Stock in the event of a liquidation event

Holders of our Series C Preferred Stock (“Preferred Stock”) have liquidation preferences over holders of Common Stock of the first approximately $2.6 million in potential sales proceeds as of March 31, 2016, which includes the effect of undeclared dividends, if granted, of about $0.8 million. If a liquidation event were to occur, and Preferred Stock dividends were declared, the holders of Preferred Stock would be entitled to the first $2.6 million of cash distributions. If a liquidation event were to occur in excess of $2.6 million and if Preferred Stock dividends were to be declared, the holders of Preferred Stock would be entitled to receive a relatively larger distribution than the holders of Common Stock would be entitled to receive.

We depend on advertising sales for substantially all of our revenues, and our inability to maintain or increase advertising revenues would harm our business

Our ability to maintain or increase our advertising revenues depends upon many factors, including whether we will be able to:

●	attract and maintain additional visitors to our Website and increase brand awareness;

●	sell and market our Website or other rich media advertisements;

●	maintain a significant number of sellable impressions generated from Website visitors available to advertisers;

●	increase the dollar amount of our advertising orders;

●	improve our Website’s technology for serving advertising;

●	handle temporary high volume traffic spikes to our Website;

●	measure accurately the number and demographic characteristics of our users; and

●	attract and retain key sales personnel.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Salon leases 2,405 square feet of office space at 870 Market Street, San Francisco, California, where it has been headquartered since November 2012. The San Francisco office lease will expire in November 2017. Salon also leases 6,523 square feet of office space for its New York office at 132 West 31st Street, New York, New York through September 2019. Salon believes that its existing properties are in good condition and are suitable for the conduct of its business.

ITEM 3. Legal Proceedings

Salon is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Information with respect to the quarterly high and low sales prices for Salon’s Common Stock, ticker symbol SLNM.PK, for its fiscal years 2016 and 2015, based on sales transactions reported by the OTC (Over-The-Counter) Bulletin Board is provided below:

	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2016		March 31, 2015
For the quarter ended	High	Low	High	Low
June 30	$0.16	$0.13	$0.25	$0.16
September 30	0.20	0.13	0.40	0.16
December 31	0.19	0.10	0.45	0.13
March 31	$0.16	$0.10	$0.20	$0.13

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

There were 76 top stockholders of record of Salon Common Stock as of June 1, 2016. This number was derived from Salon’s stockholder records, and does not include beneficial owners of Salon’s voting Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The closing price of Salon’s Common Stock on June 1, 2016 was $0.24 per share.

Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

Salon has never repurchased any of its equity securities.

Equity Compensation Plan Information

The following table provides information about Salon’s Common Stock that may be issued upon the exercise of options and rights under all of Salon’s existing equity compensation plans as of March 31, 2016, including the Salon Media Group, Inc. 2004 Stock Plan and the Salon Media Group, Inc. 2014 Stock Incentive Plan.

Plan category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
	and rights	and rights	equity compensation
plans, excluding
securities reflected in
column (a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	7,241,623	$0.15	8,446,840

Equity compensation plans not approved by security holders	None	N/A	None

Total	7,241,623	$0.15	8,446,840

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 6. Selected Financial Data

	Amounts in thousands, except per share amounts
Year Ended March 31,	2016	2015	2014	2013	2012

Net revenues	$6,959	$4,946	$6,004	$3,641	$3,477
Gain from discontinued operations	$-	$-	$-	$233	$60
Net loss	$(1,960)	$(3,940)	$(2,186)	$(3,936)	$(4,098)
Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.03)	$(0.72)	$(1.25)
Weighted average common shares outstanding used in computing per share amounts (thousands)	76,245	76,245	73,923	5,443	3,283
Cash and cash equivalents	$189	$229	$119	$96	$130
Total assets	$2,034	$1,605	$2,033	$1,299	$1,557
Total long-term liabilities	$69	$73	$2	$12	$123

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

In addition, Salon generates revenue from referring users to third party websites. For fiscal year 2016, referral fees totaled $0.94 million, a 141% increase from $0.39 million in fiscal year 2015. We also generated nominal revenue from the licensing of content that previously appeared in Salon.

Our total net revenue and the sources thereof for the years ended March 31, 2016, 2015 and 2014 were as follows (in thousands):

	Year Ended March 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Advertising	$5,988	86%	$4,518	91%	$5,534	92%
Subscription Program	7	<1%	12	<1%	27	<1%
All Other	964	13%	416	8%	443	7%
Total	$6,959	100%	$4,946	100%	$6,004	100%

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon’s significant accounting policies are described in Note 2 to the financial statements included elsewhere in this Annual Report. We believe accounting policies and estimates related to revenue recognition and accounting for debt and equity are the most critical to our financial statements. Future results may differ from current estimates if different assumptions or conditions were to prevail.

Stock Based Compensation

Salon recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

Salon recognized stock-based compensation expense of $302,000, $285,000 and $134,000 during the years ended March 31, 2016, 2015 and 2014, respectively. As of March 31, 2016, Salon had an aggregate of $211,000 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. Salon currently expects this stock-based compensation balance to be amortized as follows: $87,000 during fiscal year 2017; $78,000 during fiscal year 2018; $45,000 during fiscal year 2019; and $1,000 during fiscal year 2020. The expected amortization reflects only outstanding stock option awards as of March 31, 2016. We expect to continue to issue stock-based awards to our employees in future periods.

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

Liquidity

Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2016, Salon had an accumulated deficit of $124.6 million. These losses have been funded primarily through the issuance of Common Stock from Salon’s initial public offering in June 1999, issuances of Preferred Stock, bank debt, the issuance of convertible notes payable and other advances from related parties.

Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2016, 2015 and 2014 has included a paragraph in their report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

Income Taxes

Salon has not recorded a provision for federal or state income taxes since inception due to recurring operating losses. As of March 31, 2016, Salon had net operating loss carryforwards of $89.8 million for federal income tax purposes that begin to expire in March 2019, and $20.1 million for California income tax purposes. As Salon has been incurring tax losses, $0.9 million of California net operating loss carryforwards expired as of March 31, 2016, and if Salon were to incur a tax loss for the fiscal year ending March 31, 2017, an additional $1.3 million of California net operating loss carryforwards will expire. Utilization of Salon’s net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California State provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets. The net valuation allowance increased $0.4 million during the year ended March 31, 2016 to $32.7 million. Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. These factors include Salon’s history of net losses since inception and expected near-term future losses.

Revenue Recognition

Salon recognizes revenues once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Revenues are recognized ratably over the period which Salon’s obligations are fulfilled. Payments received before Salon’s obligations are fulfilled are classified as “deferred revenue” in Salon’s balance sheets.

Advertising revenues, derived from the sale of promotional space on its Website, comprised 86%, 91% and 92% of Salon’s net revenues for the fiscal years ended March 31, 2016, 2015 and 2014 respectively. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon’s obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to the advertiser. If these “make good” impressions are not agreeable to the advertiser, no further revenue is recognized.

Results of Operations

Fiscal Years Ended March 31, 2016 and 2015

Net Revenues

Salon’s net revenue from continuing operations increased 41% to $7.0 million for the fiscal year ended March 31, 2016 from $4.9 million for the fiscal year ended March 31, 2015, primarily due to a significant increase in programmatic advertising revenue and referral fees.

Advertising revenues increased 33% to $6.0 million for the fiscal year ended March 31, 2016 from $4.5 million for the fiscal year ended March 31, 2015, primarily due to an increase in programmatic advertising which grew 60% to $4.0 million for the fiscal year ended March 31, 2016 from $2.5 million for the fiscal year ended March 31, 2015. Direct advertising sales for the fiscal year ended March 31, 2016 remained constant at approximately $2.0 million from a year ago.

A primary factor in our ability to increase advertising revenues in future periods is growth in our audience. Attracting more unique visitors to our Website is important because these users generate additional page views, and each page view becomes a potential platform for serving advertisements. Advertisers pay for advertising based on a cost-per-thousand-impression, and different platforms attract different costs-per-thousand impressions. Due to various factors, including concerted efforts to make Salon’s content more accessible to users, a better optimized Website to facilitate appearance in search engine results, and increasing the quantity of content, the annual average number of monthly unique Website visitors during fiscal year ended March 31, 2016 remained constant from a year ago at approximately 17 million. Aiding the continued growth in unique visitors to Salon’s Website is the migration of users to the Internet from print newspapers.

All other sources of revenue were approximately $1.0 million for the fiscal year ended March 31, 2016 and $0.4 million for the fiscal year ended March 31, 2015. This $0.6 million increase was mainly attributed to a growth of approximately 150% in referral fees revenue during the fiscal year ended March 31, 2016.

Production and Content Expenses

Production and content expenses for the fiscal year ended March 31, 2016 remained constant at $3.9 million from a year ago.

Sales and Marketing Expenses

Sales and marketing expenses decreased 6% to $1.7 million during the fiscal year ended March 31, 2016 compared to $1.8 million for the fiscal year ended March 31, 2015. This 6% net decrease was primarily attributed to savings from the elimination of social media advertising spend.

Information Technology Support Expenses

Information technology support expenses increased 8% to approximately $1.4 million during the fiscal year ended March 31, 2016 compared to $1.3 million in the fiscal year ended March 31. 2015. The increase was primarily attributed to departmental personnel changes.

General and Administrative Expenses

General and administrative expenses increased 3% to approximately $1.9 million during the fiscal year ended March 31, 2016 compared to $1.8 million in the fiscal year ended March 31, 2015. The increase was primarily attributed to departmental personnel changes.

Interest Expense

Interest expense remained constant at approximately $0.04 million during the fiscal years ended March 31, 2016 and 2015.

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

Liquidity and Capital Resources

Net cash used in operations was $2.2 million for the fiscal year ended March 31, 2016, $2.9 million for the fiscal year ended March 31, 2015 and $2.6 million for the fiscal year ended March 31, 2014. The principal use of cash during the fiscal years ended March 31, 2016, 2015 and 2014 was to meet the Company’s operating deficits.

Net cash used in investing activities was immaterial for each of the fiscal years ended March 31, 2016, 2015 and 2014 and was used primarily to fund the acquisition of computer equipment and leasehold improvements to our New York office.

Net cash provided from financing activities was $2.2 million, $3.0 million and $2.6 million in short-term advances from related parties for the fiscal years ended March 31, 2016, 2015 and 2014 respectively.

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

Contractual Obligations

As of March 31, 2016, Salon has no outstanding convertible notes and capital leases and does not anticipate entering into similar debt instruments during its year ending March 31, 2017. The following summarizes Salon’s contractual obligations as of March 31, 2016, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1 Year or less	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$1,302	$411	$722	$169	$-
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	335	335	-	-	-
Related party advances	7,991	7,991	-	-	-
Total	$10,628	$9,737	$722	$169	$-

Capital requirements

Salon has a history of significant losses and expects to incur a net loss from operations for its year ending March 31, 2017. Because of past losses, an anticipated loss next year and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for the years ended March 31, 2016, 2015 and 2014 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern. During the last three years, Salon has relied on cash from related party advances to meet its cash requirements.

Based on current cash projections, which contemplate a smaller operating loss and take into account $0.4 million in related party advances received subsequent to year end, Salon estimates it will require approximately $1.0 to $1.5 million in additional funding to meet operating needs. Operating costs in fiscal year 2016 were stable compared to fiscal year 2015. Subsequent to the end of fiscal year 2016, we took steps to reduce our operating expenses by reducing headcount and not rehiring positions in which we had attrition, and ending certain non-core contracts. However, if planned revenues are less than expected, then we will not meet our operating targets and the projected cash shortfall may be higher. Salon is in discussions with potential investors, including related parties, to obtain additional funding. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements

Salon has no off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03 as part of its initiative to reduce complexity in accounting standards (Simplification Initiative.) This ASU requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. For public business entities, the standard is effective for the fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. An entity should apply the new guidance on a retrospective basis. This guidance however does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its financial statements.

In April 2015, the FASB issued ASU 2015-05 as part of its Simplification Initiative. This ASU adds guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, whether it includes the sale or license of software. The guidance will not change generally accepted accounting principles for a customer’s accounting for service contracts. For public entities, the standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the standard either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its financial statements.

In August 2015, the FASB issued ASU 2015-15 to amend paragraphs contained in ASU 2015-03. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequent amortizing the deferred debt issuance costs ratably over the life of the line-of-credit arrangement regardless of whether there are any outstanding borrowings. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its financial statements.

In November 2015, the FASB issued ASU 2015-17 to simplify the presentation of deferred income taxes, requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-09 as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU affect all entities that issue share-based payment awards to their employees and are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million, plus accrued interest, at a rate of prime less 0.25% which will subject Salon to interest rate risk. The line of credit has been fully drawn as of March 31, 2016 and is guaranteed by Salon’s Chairman. Rates remained at a constant level throughout most of fiscal year 2016. Salon feels that the impact of the risk of future rate increases will not have a material impact. As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

ITEM 8. Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Salon Media Group, Inc.

We have audited the accompanying balance sheets of Salon Media Group, Inc. (“the Company”) as of March 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salon Media Group, Inc. as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $124.6 million as of March 31, 2016. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

June 24, 2016

SALON MEDIA GROUP, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,
	2016	2015
Assets
Current assets:
Cash	$189	$229
Accounts receivable, net of allowance of $20 and $55	1,348	874
Prepaid expenses and other current assets	127	141
Total current assets	1,664	1,244

Property and equipment, net	69	60
Other assets, principally deposits	301	301
Total assets	$2,034	$1,605
Liabilities and Stockholders’ Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Advances from related parties	7,991	5,826
Accounts payable and accrued liabilities	1,257	1,331
Total current liabilities	10,248	8,157

Deferred rent	69	73
Total liabilities	10,317	8,230
Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,075 shares issued and outstanding as of March 31, 2016 and 2015 (liquidation value of $2,564 as of March 31, 2016)	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,245,442 shares issued and outstanding as of March 31, 2016 and 2015	76	76
Additional paid-in capital	116,192	115,890
Accumulated deficit	(124,551)	(122,591)
Total stockholders’ deficit	(8,283)	(6,625)
Total liabilities and stockholders’ deficit	$2,034	$1,605

See accompanying notes to financial statements.

SALON MEDIA GROUP, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2016	2015	2014

Net revenues	$6,959	$4,946	$6,004

Operating expenses:
Production and content	3,927	3,942	3,447
Sales and marketing	1,672	1,783	1,917
Information technology support	1,417	1,309	1,505
General and administrative	1,862	1,813	1,284
Total operating expenses	8,878	8,847	8,153

Loss from operations	(1,919)	(3,901)	(2,149)
Interest expense, net	(41)	(39)	(37)
Net loss	$(1,960)	$(3,940)	$(2,186)

Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.03)

Weighted average shares used in computing basic and diluted net loss per share	76,245	76,245	73,923

See accompanying notes to financial statements.

SALON MEDIA GROUP, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except preferred stock shares)

	Preferred		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance, March 31, 2013	8,141	$-	29,573	$30	$106,408	$(116,465)	$(10,027)

Shares converted from preferred stock	(7,066)	-	20,556	20	(20)	-	-
Shares converted from accrued liabilities	-	-	339	-	118	-	118
Shares converted from related party advances	-	-	25,689	26	8,965	-	8,991
Shares from options exercise	-	-	88	-	-	-	-
Stock-based compensation	-	-	-	-	134	-	134
Net loss	-	-	-	-	-	(2,186)	(2,186)
Balance, March 31, 2014	1,075	-	76,245	76	115,605	(118,651)	(2,970)

Stock-based compensation	-	-	-	-	285	-	285
Net loss	-	-	-	-	-	(3,940)	(3,940)
Balance, March 31, 2015	1,075	-	76,245	76	115,890	(122,591)	(6,625)

Stock-based compensation	-	-	-	-	302	-	302
Net loss	-	-	-	-	-	(1,960)	(1,960)
Balance, March 31, 2016	1,075	$-	76,245	$76	$116,192	$(124,551)	$(8,283)

See accompanying notes to financial statements.

SALON MEDIA GROUP, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(1,960)	$(3,940)	$(2,186)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	-	-	9
Bad debt expense and change in allowance for doubtful accounts	35	14	9
Stock-based compensation	302	285	134
Depreciation	34	35	36
Changes in assets and liabilities:
Accounts receivable	(509)	587	(764)
Prepaid expenses and other assets	14	(57)	40
Accounts payable, accrued liabilities and deferred rent	(78)	192	190
Deferred revenue	-	-	(15)
Net cash used in operating activities	(2,162)	(2,884)	(2,547)

Cash flows from investing activities:
Purchase of property and equipment	(43)	(41)	(41)
Purchase of intangible assets	-	-	-
Proceeds from asset sales	-	-	-
Net cash used in investing activities	(43)	(41)	(41)

Cash flows from financing activities:
Proceeds from short-term borrowings and advances	2,165	3,035	2,611
Net cash provided by financing activities	2,165	3,035	2,611

Net increase (decrease) in cash and cash equivalents	(40)	110	23
Cash, beginning of year	229	119	96
Cash, end of year	$189	$229	$119

Supplemental schedule of non-cash investing and financing activities:
Conversion of accounts payable, preferred stock, convertible debts and unsecured advances to common stock	$-	$-	$9,109

See accompanying notes to financial statements.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

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

Note 2.  Summary of Significant Accounting Policies

Basis of presentation

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit as of March 31, 2016 of $124,551. In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2017. During the last three years, Salon has relied on cash from related-party advances to meet its cash requirements. Based on current cash projections, which contemplate a smaller operating loss and take into account $0.4 million in related party advances received subsequent to year end, Salon estimates it will require between $1.0 to $1.5 million in additional funding to meet operating needs. Operating costs in fiscal year 2016 were stable compared to fiscal year 2015. Subsequent to the end of fiscal year 2016, we took steps to reduce our operating expenses by reducing headcount and not rehiring positions in which we had attrition, and ending certain non-core contracts. However, if planned revenues are less than expected, then we will not meet our operating targets and our projected cash shortfall may be higher. Salon is in discussions with potential investors, including related parties, to obtain additional funding. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTES TO FINANCIAL STATEMENTS

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit with banks and investments that are readily convertible into cash and have original maturities of three months or less. There were no cash equivalents as of March 31, 2016 and 2015.

Accounts receivable, net

Accounts receivable are stated net of doubtful accounts. Salon estimates the collectibility of the accounts receivable balance and maintains allowances for estimated losses. Salon analyzes accounts receivable, historical bad debts, receivable aging, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

Software development costs

Information technology support expenses to develop new product offerings for internal use, such as Open Salon, are capitalized as software development costs and amortized over the expected useful live. As of March 31, 2015, Open Salon was closed and its total capitalized costs were fully amortized. No other amounts were capitalized in fiscal years 2010 through 2016.

Revenue recognition

Salon’s revenues are primarily from the sale of advertising space on its Website. Salon recognizes revenue once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Revenues are recognized ratably in the period over which Salon’s obligations are fulfilled. Payments received before Salon’s obligations are fulfilled are classified as “Deferred revenue” in Salon’s balance sheets.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

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

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources. There were no differences between the net loss for the years ended March 31, 2016, 2015 and 2014 and comprehensive loss for those periods.

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

Net loss per share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Year Ended March 31,
	2016	2015	2014
Numerator:
Net loss	$(1,960)	$(3,940)	$(2,186)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	76,245,000	76,245,000	73,923,000

Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.03)

Antidilutive securities including options, warrants and convertible debts and preferred stock not included in net loss per share calculation	8,338,000	9,198,000	7,105,000

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Financial instruments

The carrying amounts of Salon’s financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate fair value because of their short maturities. The fair value of advances is less than book value, but due to many factors, fair value is undeterminable at this time.

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

Concentrations of credit risk

Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral. Salon provides an allowance for credit losses that it periodically adjusts to reflect management’s expectations of future losses. Five customers accounted for approximately 17%, 14%, 12%, 11% and 10% of trade accounts receivable as of March 31, 2016. Two customers accounted for approximately 20% and 19% of trade accounts receivable as of March 31, 2015. Two customers accounted for approximately 26% and 13% of net revenue for year ended March 31, 2016. One customer accounted for approximately 23% of net revenue for year ended March 31, 2015. One customer accounted for approximately 11% of net revenue for year ended as of March 31, 2014.

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03 as part of its initiative to reduce complexity in accounting standards (Simplification Initiative.) This ASU requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. For public business entities, the standard is effective for the fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. An entity should apply the new guidance on a retrospective basis. This guidance however does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its financial statements.

In April 2015, the FASB issued ASU 2015-05 as part of its Simplification Initiative. This ASU adds guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, whether it includes the sale or license of software. The guidance will not change generally accepted accounting principles for a customer’s accounting for service contracts. For public entities, the standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the standard either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its financial statements.

In August 2015, the FASB issued ASU 2015-15 to amend paragraphs contained in ASU 2015-03. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequent amortizing the deferred debt issuance costs ratably over the life of the line-of-credit arrangement regardless of whether there are any outstanding borrowings. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its financial statements.

In November 2015, the FASB issued ASU 2015-17 to simplify the presentation of deferred income taxes, requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-09 as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU affect all entities that issue share-based payment awards to their employees and are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its financial statements.

Reclassifications

Certain reclassifications, not affecting previously reported net loss, have been made to the previously issued financial statements to conform to the current period presentation.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 3. Property and Equipment

	March 31,
	2016	2015
Property and equipment, net
Computer hardware and software	$1,153	$1,269
Leasehold improvements	15	15
Furniture and office equipment	126	297
	1,294	1,581
Less accumulated depreciation	(1,225)	(1,521)
	$69	$60

Depreciation expense for the years ended March 31, 2016, 2015 and 2014 was $34, $35 and $36 respectively.

Note 4. Borrowing Agreements

Short-term borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%. The agreement is guaranteed in its entirety by Salon’s Chairman. The line of credit has been fully drawn as of March 31, 2016 and 2015. Salon and its Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the Chairman. Deutsche Bank Securities may demand repayment of amounts borrowed at any time. Additionally, the Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment. As of March 31, 2016 and 2015, accrued interest on bank debt totaled $335 and $294, respectively. During the fiscal years ended March 31, 2016 and 2015, the weighted average interest rate on the Company’s short-term borrowings remained constant at 3.5%.

Convertible notes payable

As of March 31, 2016 and 2015, Salon had no outstanding convertible notes and does not anticipate entering into similar debt instruments during its year ending March 31, 2017.

Advances from Related Parties

As of March 31, 2016, the Company had received $8,000 in unsecured, interest-free cash advances from the Company’s Chairman. As of March 31, 2015, the Company had received $5,800 in unsecured, interest-free cash advances from the Company’s Chairman. Subsequent to the fiscal year ended March 31, 2016, the Company’s Chairman advanced an additional $350 to be used for working capital. This debt is payable on demand, and is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 5. Accounts Payable and Accrued Liabilities

	March 31,
	2016	2015
Accounts payable and accrued liabilities
Accounts payable	$393	$437
Salaries and wages payable	449	396
Accrued services	14	29
Accrued interest	335	294
Other accrued expenses	66	175
	$1,257	$1,331

Note 6. 401(k) Savings Plan

Salon’s 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms. Participants may contribute from 1% to 20% of compensation, subject to statutory limitations. Employer matching contributions are discretionary based on a certain percentage of a participant’s contributions as determined by management of Salon. Salon has not made any discretionary matching contributions to the 401(k) Plan through March 31, 2016.

Note 7. Employee Stock Option Plan

Salon has two stock option plans approved by stockholders: the Salon Media Group, Inc. 2004 Stock Plan (“the 2004 Plan”) that was approved by Salon’s stockholders in November 2004 and the Salon Media Group, Inc. 2014 Stock Incentive Plan (“the 2014 Plan”) that was approved by Salon’s stockholders in March 2014. The 2004 Plan and the 2014 Plan, each with an effective term of ten years following its approval by the stockholders of the Company, allow the issuance of incentive and non-statutory options to employees and non-employees of Salon.

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

Under the 2014 Plan, the maximum aggregate number of shares which may be issued is 10,000,000 shares, plus an annual increase to be added on the first business day of the Company’s fiscal year beginning in 2015 equal to 1% of the number of shares outstanding as of such date or a lesser number of shares determined by the administrator.

SALON MEDIA GROUP, INC.

NOTES FINANCIAL STATEMENTS

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

As of March 31, 2016, Salon has 10,762,000 shares authorized to be issued under the 2014 Plan of which approximately 8,447,000 shares remain available for future grant.

Stock based compensation expense recognized for the years ended March 31, 2016, 2015 and 2014 was $302, $285 and $134, which consisted of stock-based compensation expense related to stock options.

As of March 31, 2016, the aggregate stock compensation remaining to be amortized to expenses was $211. Salon expects this stock-based compensation balance to be amortized as follows: $87 during fiscal year 2017; $78 during fiscal year 2018; $45 during fiscal year 2019 and $1 during fiscal year 2020. The expected amortization reflects only outstanding stock option awards as of March 31, 2016.

No amounts were recorded relating to excess tax benefits from the exercise of stock-based compensation awards during the year ended March 31, 2016, 2015 and 2014 and as a result there were no differences in net cash used in operating and financing activities.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Year Ended March 31,
	2016			2015			2014
Risk-free interest rates	1.10	–	1.30%	0.12	–	1.25%	1.00	–	1.10%
Expected lives (in years)		4			4			4
Expected volatility	217	–	388%	354	–	425%	442	–	461%
Dividend yield		0.0%			0.0%			0.0%

SALON MEDIA GROUP, INC.

NOTES FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

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

The following table summarizes activity under Salon’s plans for the years ended March 31, 2014, 2015 and 2016:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of March 31, 2013	3,551,000	$0.13	7.2	$521
Granted	3,762,000	$0.13
Exercised	(88,000)	$0.01
Expired or forfeited	(1,217,000)	$0.29
Outstanding as of March 31, 2014	6,008,000	$0.13	7.8	$383
Granted	2,388,000	$0.24
Expired or forfeited	(295,000)	$0.27
Outstanding as of March 31, 2015	8,101,000	$0.16	7.8	$328
Granted	95,000	$0.17
Expired or forfeited	(954,000)	$0.26
Outstanding as of March 31, 2016	7,242,000	$0.15	7.3	$124
Exercisable as of March 31, 2016	5,974,000	$0.13	7.1	$121
Vested and expected to vest as of March 31, 2016	7,020,000	$0.15	7.3	$124

SALON MEDIA GROUP, INC.

NOTES FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following table summarizes information about stock options outstanding as of March 31, 2016:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number of	Remaining	Average	Number of	Average
Range of			Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices			Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	-	$0.01	1,322,000	6.3	$0.01	1,293,000	$0.01
$0.05	-	$0.06	106,000	6.1	$0.05	100,000	$0.05
$0.10	-	$0.13	3,285,000	7.0	$0.13	3,092,000	$0.13
$0.16	-	$0.24	2,405,000	8.5	$0.24	1,373,000	$0.24
$0.25	-	$0.35	110,000	3.1	$0.33	102,000	$0.34
$0.45	-	$0.45	14,000	5.6	$0.45	14,000	$0.45
			7,242,000	7.3	$0.15	5,974,000	$0.13

The weighted average grant date fair value per share of the stock option awards granted in the years ended March 31, 2016, 2015 and 2014 was $0.16, $0.24, and $0.13, respectively. The weighted average fair value of options vested during the years ended March 31, 2016, 2015 and 2014 was $0.18, $0.12 and $0.08 per share, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2016, 2015 and 2014 were nil. No options were exercised during the years ended March 31, 2016 and 2015. A total of 88,000 options were exercised during the year ended March 31, 2014.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

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

Rent expense under operating lease agreements was $410, $412 and $197 for the years ended March 31, 2016, 2015 and 2014 respectively.

Total future minimum payments under operating leases, short-term borrowing and convertible notes in effect as of March 31, 2016 are as follows:

	Payments Due By Period
	Total	Year 1	Year 2	Year 3	Year 4
Operating leases	$1,302	$411	$389	$333	$169
Short-term borrowing	1,000	1,000	-	-	-
Short-term borrowing interest	335	335	-	-	-
Related party advances	7,991	7,991	-	-	-
Total	$10,628	$9,737	$389	$333	$169

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

Salon has entered into an employment agreement with a certain key executive under which severance payments in the aggregate amount of approximately $40 would become due and payable in the event of her termination for other than cause or as a result of a change in control. As disclosed in Note 11, the agreement terms are now effective and Salon anticipates payments to be made in fiscal year 2017.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 9. Income Taxes

Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurred operating losses. As of March 31, 2016, Salon has net operating loss carry-forwards of $89,800 and $20,100 for federal and California state purposes, respectively, available to reduce future taxable income, if any. During the fiscal year ended March 31, 2016, none of the federal and $964 of the California net operating loss carry-forwards expired, with the balance expiring over time thereafter if not utilized beforehand. The federal net operating loss carry-forwards begin to expire on March 31, 2019 if not utilized beforehand.

As of March 31, 2016, Salon has research and development credit carry-forward of $9 for California income tax purposes. The research and development credit carry-forward for federal income tax purposes expired on March 31, 2012, and the California credits carry forward indefinitely.

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

Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31,
	2016	2015
Net operating losses	$32,181	$31,760
Other	550	522
Total deferred tax assets	32,731	32,282
Valuation allowance	(32,731)	(32,282)
Net deferred tax asset	$-	$-

Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets. The difference between Salon’s effective income tax rate and the federal statutory (34%) rate is as follows:

	Year Ended March 31,
	2016	2015	2014
Statutory tax benefit	$(666)	$(1,339)	$(741)
State taxes, net of federal benefit	140	238	(58)
Permanent differences	76	55	114
Other	-	-	46
Total	(450)	(1,046)	(731)
Change in valuation allowance	450	1,046	731
	$-	$-	$-

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for all years given losses reported on returns.

As of March 31, 2016, there were no uncertain tax positions. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. For the years ended March 31, 2016, 2015 and 2014, the Company did not have any interest and penalties.

Note 10. Preferred Stock

On March 1, 2013, Salon completed the Recapitalization in which all of its convertible notes, related party advances and certain accrued consulting fees (aggregating $15,700, including interest on the convertible notes through February 28, 2013) and substantially all shares of its convertible Preferred Stock were exchanged for an aggregate of approximately 72.9 million shares of Common Stock at a price of $0.35 per share. Of the approximately 72.9 million shares of Common Stock, approximately 26.3 million shares were issued on March 1, 2013. The remaining 46.6 million shares were issued immediately upon stockholder approval of an amendment to the Company’s Restated Certificate of Incorporation increasing in the Company’s total authorized Common Stock from 30 million to 150 million shares on April 18, 2013 and the filing of such amendment with the Delaware Secretary of State on the same day. The amendment to the Company’s Restated Certificate of Incorporation increasing the Common shares was previously adopted by Salon’s Board on February 1, 2013.

Following the above transactions and the 20:1 reverse stock split of November 15, 2006, the conversion rate and Common equivalent shares of Salon’s Preferred Stock is as follows as of March 31, 2016:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series C	1,075	$800	0.785	1,096,676
Total	1,075			1,096,676

The Series C Preferred Stock conversion rate is subject to a downward adjustment anti-dilution provision under certain circumstances related to subsequent Salon stock issuances. As of March 31, 2016, no dividend has been declared to the holders of Preferred Stock.

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

NOTES TO FINANCIAL STATEMENTS

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

Note 11. Subsequent Events

 Effective as of May 23, 2016, the Company appointed Jordan Hoffner, 46, as its Chief Executive Officer, replacing Cynthia Jeffers who has been Chief Executive Officer since 2012. Mr. Hoffner was most recently Chief Executive Officer of Federated Media, a subsidiary of Media General (NYSE MEG). Prior to joining Federated Media in 2014, Mr. Hoffner was President, Digital, of digital entertainment content studio, Electus LLC, a subsidiary of IAC Corp (Nasdaq IACI). Prior to Electus, Mr. Hoffner was Director, Partnerships at Youtube, a subsidiary of Google (Nasdaq GOOG), from 2006 to 2009. Prior to Youtube, Mr. Hoffner worked at NBC in various capacities including writer, television producer and business development executive from 1994 to 2006.

Effective as of June 8, 2016, Dave Daley has resigned from his position as Editor-in-Chief. We have initiated the process of searching for his successor.

Subsequent to year end, the Company has received $350 in unsecured, interest-free cash advances from the Company’s Chairman. This debt is exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (March 31, 2016), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines as set forth in Securities and Exchange Commission Release no. 33-8810, Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2016.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Salon’s executive officers and directors as of June 1, 2016 are as follows:

Name	Age	Position
Jordan Hoffner	46	Chief Executive Officer and Director
Elizabeth Hambrecht(4)	52	Chief Financial Officer
David Daley	45	Editor-in-Chief
Matthew Sussberg	39	Vice President Sales
Deepak Desai (1,3)	57	Director
William Hambrecht	80	Director
George Hirsch(1)	81	Director
James Rosenfield (2)	86	Director
John Warnock(2)	75	Chairman of the Board and Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Audit Committee financial expert
(4)	Elizabeth is the daughter of William Hambrecht

Jordan Hoffner was appointed Chief Executive Officer effective May 23, 2016. Mr. Hoffner is a 25-year media industry veteran and pioneer in digital media who was most recently Chief Executive Officer of Federated Media, a subsidiary of Media General (NYSE MEG). Prior to joining Federated Media in 2014, Mr. Hoffner was President, Digital, of entertainment content studio Electus LLC, a subsidiary of IAC Corp (Nasdaq IACI). Prior to Electus, from 2006 to 2009, Mr. Hoffner was Director, Partnerships at YouTube, a subsidiary of Google (Nasdaq GOOG). Prior to Youtube, Mr. Hoffner worked at NBC in various capacities including writer, producer, business development executive and general manager from 1994 to 2006.

Elizabeth Hambrecht was appointed Chief Financial Officer on November 11, 2014.  Since July 2, 2013, Ms. Hambrecht served as our Interim Chief Financial Officer and Corporate Secretary. Ms. Hambrecht previously served as a director of the Company from 2003 to 2012, as well as Chief Executive Officer from September 2008 until May 2009. She also previously served as the Company’s Chief Executive Officer from February 2005 until September 2007 and was the Company’s President from October 2003 until September 2007. From May 2003 through February 2005 she also served as the Company’s Chief Financial Officer and Secretary. From 1999 to March 2003, she was co-founder and Director of Asiacontent.com, an online media company focused on Asian markets. From 1997 to 2000 she was co-founder, Chief Financial Officer and Director of Boom.com, a Hong Kong-based online stock trading company. From 1992 to 1995 she was Executive Director at Goldman Sachs (Hong Kong) Ltd. From 1987 to 1992 she was Assistant Director at Barings Securities (Hong Kong) Ltd. Ms. Hambrecht holds a B.A. in History from Vassar College. She currently is a member of the Board of Trustees of the San Francisco Friends School and has previously been a member of the Board of Trustees for KQED, a public broadcast company for Northern California.

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

Deepak Desai has served as a Director of Salon since September 2004. He is currently Founder and Chief Executive Officer at Ardor Learning, which he founded in December 2014. Mr. Desai served as the Chief Strategy Officer at Universal HealthCare Group Inc, from May 2011 to February 2013. Mr. Desai joined GlobalEnglish Corporation in June 2002 as its Chief Financial Officer and from December 2005 to January 2011 he served as its President and Chief Executive Officer. From August 1999 to June 2001, Mr. Desai was the Chief Financial Officer of Asiacontent.com Ltd. From July 1987 to July 1999, Mr. Desai held various positions with Time Warner, Inc., including General Manager and Chief Financial Officer with Time Life Asia, Associate Business Manager, Financial Manager and Assistant Business Manager with Time Inc. and Senior Auditor with Time Warner Inc. Mr. Desai is a Certified Public Accountant, received a Bachelor of Commerce in Accounting from the University of Mumbai, India and an M.B.A. with a Finance emphasis from the Wharton School of Business of the University of Pennsylvania.

William Hambrecht has served as a Director of Salon since February 2012. Mr. Hambrecht founded the San Francisco-based financial services firm WR Hambrecht + Co in 1998. Prior to WR Hambrecht + Co, he co-founded and led Hambrecht & Quist, which specialized in investing in Silicon Valley companies. Mr. Hambrecht has served as a director for numerous private and public corporations. He is also the Founder of the United Football League, a new professional outdoor football league, which premiered in October 2009. In October 2006, Mr. Hambrecht was inducted into the American Academy of Arts and Sciences. He also was appointed to the board of the Presidio Trust by President Barack Obama in 2010. Mr. Hambrecht graduated from Princeton University in 1957.

George Hirsch has served as a Director of Salon since April 2003. Mr. Hirsch is the Chairman of the Board of the New York Road Runners. From 1978 to 1987, he was the founding publisher and president of The Runner magazine at which time it was merged into Runner's World. From 1987 until his retirement in 2004, he held various positions with Rodale, Inc., including Worldwide Publisher of Runner’s World, Publishing Director of Men’s Health, and Director of International Magazines. In 1973, he was founding publisher of New Times magazine and served as its President through 1979. In 1967, he was the founding publisher of New York magazine and served as its President through 1971. From 1962 through 1967, he held various positions with Time Inc. Mr. Hirsch holds a M.B.A. from the Harvard University and a B.A. in History from Princeton University.

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

During the fiscal year ended March 31, 2016, the members of our Audit Committee were Messrs. Hirsch and Desai, both of whom the Board has determined are independent directors. The Board has further determined that Mr. Desai is an audit committee financial expert within the meaning of applicable SEC rules; it based this determination on Mr. Desai’s education and experience.

ITEM 11. Executive Compensation

Executive Compensation

The following table shows, for the fiscal year ended March 31, 2016, the compensation of Salon’s (i) principal executive officer; (ii) principal financial officer; and (iii) the two most highly compensated executive officers, collectively the “Named Executive Officers”:

Summary Compensation Table

					Non-Equity
				Option	Incentive Plan
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Total ($)
Cynthia Jeffers (2)	2016	225,000	137,000	102,796	-	464,796
Former Chief Executive Officer	2015	225,000	-	170,752	-	395,752

Elizabeth Hambrecht (3)	2016	100,720	-	77,590	-	178,311
Chief Financial Officer	2015	100,720	-	41,368	-	142,088

David Daley (4)	2016	155,000	-	19,549	-	174,549
Former Editor-in-Chief	2015	150,120	-	6,608	-	156,728

Matthew Sussberg (5)	2016	215,000	119,501	2,049	-	336,550
Vice President Sales	2015	215,317	56,680	1,229	-	273,226

1.

The amounts shown are the compensation costs recognized by Salon in fiscal years 2016 and 2015 for options awards, as determined pursuant to ASC 718 Compensation – Stock Compensation, excluding any estimates of future forfeitures. For a discussion of the assumptions used to calculate the value of the option awards, see Note 7 of the Notes to the Financial Statements.

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

Grants of Plan-Based Awards in Fiscal Year 2016

No equity awards were granted during the 2016 fiscal year to the Named Executive Officers.

Outstanding Equity Awards at Fiscal 2016 Year-End

The following table sets forth the outstanding equity awards for each Named Executive Officer as of March 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
			Equity Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price ($)	Date
Cynthia Jeffers (1)	1,056,478	-		0.01	07/25/2022
	2,805,186	165,011		0.13	07/02/2023
	50,000	100,000		0.24	11/07/2024

Elizabeth Hambrecht (2)	5,192	4,778		0.20	02/11/2024
	523,333	386,667		0.24	11/07/2024

David Daley	6,900	-	1	0.45	10/20/2021
	10,000	-		0.05	02/09/2022
	8,125	1,875		0.06	12/20/2022
	116,666	233,334		0.24	11/07/2024

Matthew Sussberg	233,333	29,167		0.01	07/25/2022
	7,166	14,334		0.24	11/07/2024

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

Option Exercises during Fiscal Year 2016

During the year ended March 31, 2016, no stock options were exercised.

401(k) Savings Plan and Other Benefits

Salon has a 401(k) savings plan for its employees that allows for matching contributions and profit sharing. Due to limited cash, Salon has never made matching or profit sharing contributions and has no intention to do so in the 2017 fiscal year. Salon does not have a deferred compensation plan for any employee. None of Salon’s executive officers is covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in conjunction with retirement.

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

Compensation of Directors

The following table details the total compensation paid to Salon’s non-employee directors for its 2016 fiscal year. The amounts shown are the compensation costs recognized by Salon in fiscal year 2016 for option awards, as determined pursuant to ASC 718, excluding any estimates of future forfeitures. For a discussion of the assumptions used to calculate the value of the option awards, see Note 7 of Notes to the Financial Statements.

	Fees Earned
	or Paid in	Option
Name	Cash	Awards (1,2)	Total
Deepak Desai	-	$14,229	$14,229
William Hambrecht	-	$14,229	$14,229
George Hirsch	-	$14,229	$14,229
James Rosenfield	-	$14,229	$14,229
John Warnock	-	$14,229	$14,229

(1)

On November 7, 2014, each Director received an option to purchase 100,000 shares of Common Stock. The grant date fair value of each stock option award was $24,000. The exercise price per share for the grants to all of the Directors was $0.24. Each stock option grant vests over a twelve month period and will immediately vest if Director leaves the company prior to end of such period.

(2)

On February 11, 2014, each Director received an option to purchase 10,000 shares of Common Stock. The grant date fair value of each stock option award was $2,000. The exercise price per share for the grants to all of the Directors was $0.20. Each stock option grant is subject to a standard vesting over a forty-eight month period.

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

Bonuses and Non-Equity Incentive Plan Compensation. Certain named executives are eligible for a cash bonus. Due to limited cash, historically no meaningful cash bonuses have been granted in the past to Salon’s Chief Executive Officer, Chief Financial Officer, or Editor-in-Chief. In fiscal year 2014, because the Company achieved specified revenue targets, we paid cash bonuses of $100,000 to Ms. Jeffers, the Company’s Chief Executive Officer and $119,759 to Mr. Sussberg, the Company’s Vice President Sales. Mr. Daley did not receive a cash bonus. In fiscal year 2015, we paid a cash bonus of $56,680 to Mr. Sussberg. In fiscal year 2016, we paid a cash bonus of $137,000 to Ms. Jeffers and $119,501 to Mr. Sussberg.

In order to align corporate goals and provide incentives for its named executive officers, it is anticipated that the Compensation Committee will approve bonus plans for fiscal year 2017 consistent with those implemented in fiscal year 2016, which will specify operating and profitability targets that should increase the enterprise value of the Company.

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

The number of stock options Salon granted to executives has varied widely and irregularly. During fiscal year 2016, no options were granted to the Named Executive Officers. During fiscal year 2015, the Board granted options to acquire 150,000 shares to Ms. Jeffers, 910,000 shares to Ms. Hambrecht, 350,000 shares to Mr. Daley and 21,500 shares to Mr. Sussberg. During fiscal year 2014, the Board granted options to acquire 2,970,197 shares to Ms. Jeffers and 9,970 shares to Ms. Hambrecht.

The Salon Media Group, Inc. 2004 Stock Plan expired on November 17, 2014 and no additional options may be issued under this Plan.

Our Board of Directors adopted the 2014 Stock Incentive Plan (the “2014 Plan”) on January 21, 2014 and also approved a resolution on June 12, 2014 to amend the 2014 Plan to comply with certain California Code of Regulations and Internal Revenue Service regulations. The 2014 Plan provides for the grant of incentive stock options to our employees and any parent and subsidiary corporations’ employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants. As of March 31, 2016, Salon’s 2014 Plan allows for the future granting of approximately 8,447,000 shares of Common Stock.

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

There was no issuance of restricted stock during fiscal year ended March 31, 2016.

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

Named Executive Officer Cash Compensation

Cynthia Jeffers, who served as former Chief Executive Officer from May 30, 2012 until replaced by Mr. Jordan Hoffner effective May 23, 2016, is entitled to a base salary of $225,000 per annum. Prior to her appointment, Ms. Jeffers was serving as Chief Technology Officer at a base salary of $200,000 per annum. As described above, Ms. Jeffers received a $137,000 cash bonus in fiscal year 2016.

Elizabeth Hambrecht, who was appointed Chief Financial Officer on November 11, 2014, is entitled to a base salary of $100,000 per annum. Prior to her appointment, Ms. Hambrecht served as Interim Chief Financial Officer and Secretary since July 2, 2013.

David Daley, who was promoted to Editor-in-Chief in August 2013, has a base salary of $150,000 per annum.

Matthew Sussberg joined Salon in April 2012, as Vice President Sales, has a base annual salary of $215,000 per annum. As described above, Mr. Sussberg received a cash bonus of $119,501 in fiscal year 2016.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding Equity Compensation Plans may be found in Part II, Item 5, commencing on page 22 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of June 1, 2016 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each director and nominee, (c) each executive officer named in the Summary Compensation Table, and (d) by all executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership (2)	of Class (3)
Shea Ventures LLC (4)	4,474,597	5.80%

Executive Officers and Directors
John Warnock (5)	35,047,281	45.90%
William R. Hambrecht (6)	27,598,773	36.15%
Cynthia Jeffers (7)	4,089,174	5.09%
Elizabeth Hambrecht (8)	2,543,009	3.31%
Matthew Sussberg (9)	358,958	0.47%
David Daley (10)	171,690	0.22%
George Hirsch (11)	120,273	0.16%
James Rosenfield (12)	119,541	0.16%
Deepak Desai (13)	119,541	0.16%
All executive officers and directors as a group (9 persons)	70,168,240	85.64%

(1)	The address for all beneficial owners is c/o Salon Media Group, Inc., 870 Market Street, San Francisco, CA 94102.

(2)

Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(3)

Calculated on the basis of 76,245,442 shares of Common Stock outstanding as of June 1, 2016, shares of Common Stock underlying options exercisable within 60 days of June 1, 2016 and shares of Common Stock that a stockholder has the right to acquire upon conversion of shares of Series C Preferred Stock.

(4)

Consists of 3,632,962 shares of Common Stock held by the stockholder and 841,635 shares of Common Stock that the stockholder has the right to acquire upon conversion of 825 shares of Series C Preferred Stock. Includes 2,103,126 shares of Common Stock of two trusts, as well as 130,581 shares of Common Stock that one trust has the right to acquire upon conversion of 128 shares of Series C Preferred Stock. Edmund Shea is the Manager of the stockholders and a Trustee of the trusts, and is also a Director of Ironstone Group, Inc. described in footnote (6).

(5)	Consists of 34,931,240 shares of Common Stock held by the Chairman of the Board of Salon. Includes 116,041 shares subject to options that may be exercised within 60 days of June 1, 2016.

(6)

Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”) and is the Chairman and Chief Executive Officer of those entities. The Hambrecht Entities own 27,492,732 shares of Common Stock. Elizabeth Hambrecht, Chief Financial Officer, has a pecuniary ownership interest in the Hambrecht Entities. Mr. Hambrecht individually owns 27,492,732 shares of Common Stock. Includes ownership by The Sarah and William Hambrecht Foundation of 1,136,005 shares of Common Stock. William Hambrecht and Elizabeth Hambrecht are Directors and have voting rights in the Sarah and William Hambrecht Foundation. Includes ownership by HAMCO Capital Corporation, consisting of 527,068 shares of Common Stock. Mr. Hambrecht and Ms. Hambrecht both have an ownership interest in HAMCO Capital. Includes ownership by Ironstone Group, Inc., consisting of 2,006,827 shares of Common Stock. Mr. Hambrecht has an ownership interest in Ironstone Group, Inc. Mr. Hambrecht and Ms. Hambrecht disclaim beneficial ownership of the shares of Salon’s Common Stock held directly by the Hambrecht Entities, HAMCO Capital and Ironstone, other than their proportionate ownership interest. Also includes 106,041 shares subject to options that may be exercised within 60 days of June 1, 2016.

(7)	Includes 4,089,174 shares subject to options that may be exercised within 60 days of June 1, 2016.

(8)	Ms. Hambrecht has an ownership interest in the Eu Revocable Trust, consisting of 1,965,320 Common shares and 577,689 shares subject to options that may be exercised within 60 days of June 1, 2016.

(9)	Consists of 87,500 shares of Common Stock acquired through the exercise of options and 271,458 shares subject to options that may be exercised within 60 days of June 1, 2016.

(10)	Includes 171,690 shares subject to options that may be exercised within 60 days of June 1, 2016.

(11)	Consists of 732 shares of Common Stock held by the Director and 119,541 shares subject to options that may be exercised within 60 days of June 1, 2016.

(12)	Includes 119,541 shares subject to options that may be exercised within 60 days of June 1, 2016.

(13)	Includes 119,541 shares subject to options that may be exercised within 60 days of June 1, 2016.

Series C Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series C Preferred Stock as of June 1, 2016 by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series C Preferred Stock.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership	of Class
Shea Ventures LLC	697	64.8%
Wenner Media LLC	250	23.3%
E&M RP Trust (Descendant’s Trust u/a Tenth)	128	11.9%

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

In May 2007, Salon entered into a line of credit with Deutsche Bank Securities, Inc. for borrowings of up to $1 million plus accrued interest. This agreement is guaranteed in its entirety by John Warnock, Salon’s Chairman. As of March 31, 2016 and March 31, 2015, the line was fully drawn. Accrued interest thereon is $335,000.

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

During fiscal 2016, Mr. Warnock provided working capital in the form of unsecured, interest free cash advances amounting to $2,165,000. As of March 31, 2016, aggregate advances by Mr. Warnock and Mr. Hambrecht were $5,078,000 and $2,913,000, respectively. Salon was advised by Mr. Warnock and Mr. Hambrecht that they executed a stock transaction that has the effect of equalizing their stock ownership and has filed a corresponding Form 8-K with the SEC on November 25, 2015. The respective Form 4 for Mr. Warnock and Mr. Hambrecht was filed with the SEC on November 24, 2015 indicating responsibility for cash advances equal to $2,913,000 was assumed by Mr. Hambrecht.

Subsequent to March 31, 2016, Mr. Warnock provided an additional $350,000 to meet Salon’s working capital requirements. These unsecured, interest-free advances are exchangeable into securities to be issued in the next financing raised by the Company from non-related parties.

Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons

Salon has primarily relied on cash infusion from related persons to meet cash operating needs from the year ended March 31, 2003 through the year ended March 31, 2016. During this period of inadequate cash, the Board of Directors approved related person transactions after full disclosure of the interests of related parties.  Subsequent to March 31, 2007, Salon’s Audit Committee separately, or in conjunction with the full Board, excluding those related parties involved in such transactions reviewed, approved and/or ratified all related party transactions, as the Audit Committee is empowered to do under Salon's Audit Committee Charter.

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

ITEM 14. Principal Accountant Fees and Services

Burr Pilger Mayer, Inc. is Salon’s independent registered public accounting firm. The aggregate audit fees billed by Burr Pilger Mayer, Inc. for the year ended March 31, 2015 were approximately $133,000 and for the year ended March 31, 2016 are estimated to be approximately $110,000. In addition, corporate tax filing fees for the year ended March 31, 2015 were approximately $19,000. The aggregate corporate tax filing fees for the year ended March 31, 2016 are estimated to be approximately $9,000. Fiscal year 2009 was the first year Burr Pilger Mayer, Inc. was engaged to perform corporate tax filing services. Except for corporate tax filing services, Burr Pilger Mayer, Inc. did not perform any services for which Salon incurred fees for non-audit related fees, or other fees.

During the year ended March 31, 2016, all audit and tax fees were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

The information concerning Salon’s financial statements and the Report of Burr Pilger Mayer, Inc., Salon’s Independent Auditors required by this item are incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

None.

3.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit
Number	Description of Document
3.1(1)	Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the Delaware on March 13, 2014
3.2(2)	Restated Bylaws of Salon, as amended through March 13, 2014.
10.1(3)	Salon Media Group, Inc. 2004 Stock Plan.
10.2(3)	Form of the Salon Media Group, Inc. Notice of Grant of Stock Option and Stock Option Agreement.
10.3(4)	Employment Agreement with David Talbot dated July 22, 2011.
10.4(5)	Separation Agreement between Norman Blashka and Salon Media Group, Inc. entered into on June 4, 2012.
10.5(6)	Employment Agreement with Cynthia Jeffers, dated December 3, 2012.
10.6(7)	Employment Agreement with Elizabeth Hambrecht, dated July 7, 2013.
10.7(8)	Asset Sale Agreement between the Well Group, Inc. and Salon Media Group, Inc. entered into on September 20, 2012.
10.8(9)	Form of Purchase Agreement, dated as of March 1, 2013
10.9(9)	Voting Agreement, dated as of February 28, 2013
10.10(10)	2014 Stock Incentive Plan
10.11(11)	Office Lease between 132 West 31st Street Building Investors II, LLC and Salon Media Group, Inc., dated April 16, 2014
23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.
31.1	Certification of Jordan Hoffner, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
31.2	Certification of Elizabeth Hambrecht, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jordan Hoffner, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Certification of Elizabeth Hambrecht, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

Footnote	Footnote Description
1		Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.
2		Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.
3		Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on June 29, 2005.
4		Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 27, 2011.
5	`	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 4, 2012.
6		Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed December 10, 2012.
7		Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed July 7, 2013.
8		Incorporated by reference to the exhibits filed with Salon’s Quarterly Report on Form 10-Q filed November 14, 2012.
9		Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed March 7, 2013.
10		Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.
11		Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed May 14, 2014.
12		Incorporated by reference to the exhibit filed with Salon’s Registration Statement report on Form S-1/A filed on May 27, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALON MEDIA GROUP, INC.

By: /s/ Jordan Hoffner

       Jordan Hoffner

       Chief Executive Officer

Date: June 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jordan Hoffner	Chief Executive Officer and Director (Principal Executive Officer)	June 24, 2016
Jordan Hoffner

/s/ Elizabeth Hambrecht	Chief Financial Officer (Principal Financial and Accounting Officer)	June 24, 2016
Elizabeth Hambrecht

/s/ Deepak Desai	Director	June 24, 2016
Deepak Desai

/s/ William Hambrecht	Director	June 24, 2016
William Hambrecht

/s/ George Hirsch	Director	June 24, 2016
George Hirsch

/s/ James H. Rosenfield	Director	June 24, 2016
James H. Rosenfield

/s/ John Warnock	Chairman of the Board, Director	June 24, 2016
John Warnock