Form 10-Q
period 2016-06-30
SALON MEDIA GROUP INC
filed 2016-08-12
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes [ ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 1, 2016 was 76,255,442 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30, 2016	March 31, 2016 (1)
	(unaudited)
Assets
Current assets:
Cash	$177	$189
Accounts receivable, net of allowance of $20	927	1,348
Prepaid expenses and other current assets	106	127
Total current assets	1,210	1,664
Property and equipment, net	64	69
Other assets, principally deposits	307	301
Total assets	$1,581	$2,034
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	8,341	7,991
Accounts payable and accrued liabilities	1,224	1,257
Total current liabilities	10,565	10,248

Deferred rent	67	69
Total liabilities	10,632	10,317
Commitments and contingencies (See Note 5)

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 1,075 shares issued and outstandingas of June 30, 2016 and March 31, 2016 (liquidation value of $2,581 as of June 30, 2016)	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,245,442 shares issued and outstandingas of June 30, 2016 and March 31, 2016	76	76
Additional paid-in capital	116,272	116,192
Accumulated deficit	(125,399)	(124,551)
Total stockholders' deficit	(9,051)	(8,283)
Total liabilities and stockholders' deficit	$1,581	$2,034

(1)	Derived from the Company’s audited financial statements. The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	June 30,
	2016	2015

Net revenues	$1,296	$1,694

Operating expenses:
Production and content	1,021	976
Sales and marketing	293	446
Technology	331	366
General and administrative	489	540
Total operating expenses	2,134	2,328

Loss from operations	(838)	(634)
Interest expense, net	(11)	(10)
Net loss	$(849)	$(644)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted-average shares of Common Stock used in computing basic and diluted net loss per share	76,245	76,245

The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(849)	$(644)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense and change in allowance for doubtful accounts	-	6
Depreciation	10	8
Stock-based compensation	80	111
Changes in assets and liabilities:
Accounts receivable	421	(329)
Prepaid expenses and other assets	16	14
Accounts payable, accrued liabilities and deferred rent	(35)	43
Deferred revenue	-	5
Net cash used in operating activities	(357)	(786)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(7)
Net cash used in investing activities	(5)	(7)

Cash flows from financing activities:
Proceeds from related party advances	350	1,100
Net cash provided by financing activities	350	1,100

Net (decrease) increase in cash	(12)	307
Cash, beginning of period	189	229
Cash, end of period	$177	$536

The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

These interim condensed financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's condensed financial position, results of operations and cash flows for the periods presented. These condensed financial statements and related notes should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 2016, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on June 24, 2016. Pursuant to the rules of the SEC, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three-month period ended June 30, 2016 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2017.

These condensed financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of June 30, 2016 of $125,399. In addition, we expect to incur a net loss from operations for the fiscal year ending March 31, 2017. The Company has operated principally with the assistance of interest free advances from related parties. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our operating forecast for the remainder of the fiscal year ending March 31, 2017 anticipates smaller operating losses. We estimate we will require approximately $0.8 million - $1.0 million in additional funding to meet our operating needs for the balance of our fiscal year. Operating costs for the three months ended June 30, 2016 were reduced by 9% compared to the same period in last year, and we have taken additional steps to better match our operating expense with revenues. However, we commenced collective bargaining with the Writers Guild of America, East, Inc. (“WGAE”) in November 2015 and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget.  If planned revenues continue to be less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Cash

Cash consists of cash on deposit with banks and have original maturities of three months or less.

Concentration of Credit Risk

Financial instruments that potentially subject Salon to concentration of credit risk consist primarily of trade accounts receivable.  We perform ongoing credit evaluations of our customers, but do not require collateral.  We provide an allowance for credit losses that we periodically adjust to reflect our management’s expectation of future losses.

Two customers accounted for approximately 26% and 14% of net revenues for the three months ended June 30, 2016 and one customer accounted for approximately 31% of net revenues for the three months ended June 30, 2015. Five customers accounted for approximately 20%, 17%, 13%, 11% and 10% of total accounts receivable as of June 30, 2016. Five customers accounted for approximately 17%, 14%, 12%, 11% and 10% of total accounts receivable as of March 31, 2016.

Stock-Based Compensation

We account for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock. A summary of our stock incentive plans is discussed in Note 3 to our condensed financial statements.

We granted non-plan options to acquire a total of 12,654,318 shares during the quarter ended June 30, 2016. We did not grant any options under the 2014 Stock Incentive Plan during this same period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,
	2016	2015
Risk-free interest rates	1.10%	1.36%
Expected term (in years)	4	4
Expected volatility	206%	388%
Dividend yield	0%	0%

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of June 30, 2016, the aggregate stock compensation remaining to be amortized to expense was $2,232. Salon expects this stock compensation balance to be amortized as follows: $415 during the remainder of fiscal 2017; $593 during fiscal 2018; $575 during fiscal 2019; $537 during fiscal 2020 and $112 during fiscal 2021. The expected amortization reflects outstanding stock option awards as of June 30, 2016 expected to vest.

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss or total assets, have been made to the previously issued condensed financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 as part of its initiative to reduce complexity in accounting standards (Simplification Initiative.) This ASU requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. For public business entities, the standard is effective for the fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. An entity should apply the new guidance on a retrospective basis. This guidance however does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Company is currently evaluating the impact of this new guidance and does not believe adoption will have a material impact on its financial statements.

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

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Short-term Borrowings

In May 2007, we finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1,000 at a rate of prime less 0.25%. Our obligations under this agreement are guaranteed in their entirety by our Chairman. The line of credit has been fully drawn as of June 30, 2016. Deutsche Bank Securities, Inc. may demand repayment of amounts borrowed at any time. Additionally, our Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment. As of June 30, 2016, accrued interest on short-term borrowings totaled approximately $346.

As of June 30, 2016 and March 31, 2016, the weighted-average interest rate on the Company’s short-term borrowings was constant at 3.5%.

Related Party Advances

During the three months ended June 30, 2016 and 2015, we received unsecured, interest-free cash advances totaling $350 and $1,100, respectively, to fund operations from our Chairman.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

3.	Stock Option Plans

We have two equity incentive plans, the Salon Media Group, Inc. 2004 Stock Plan and the Salon Media Group, Inc. 2014 Stock Incentive Plan, as described in Note 7, “Employee Stock Option Plan,” of the notes to financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016. The Salon Media Group, Inc. 2004 Stock Plan expired on November 17, 2014 and no additional options may be issued under this Plan.

We have granted options pursuant to plans not approved (Non-plan) by shareholders. On June 9, 2016, an option to purchase 12,654,318 shares of Common Stock was granted to our Chief Executive Officer pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting in equal monthly installments over a four-year period commencing with the grant date.

The following table summarizes activities under the Salon Media Group, Inc. 2004 Stock Plan, the Salon Media Group, Inc. 2014 Stock Incentive Plan and Non-plan for the three months ended June 30, 2016:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of March 31, 2016	7,242,000	$0.15	$124
Options granted under all plans and non-plan	12,654,000	$0.24
Exercised	-	-
Expired and forfeited	(286,000)	$0.23
Outstanding as of June 30, 2016	19,610,000	$0.21	$698
Vested as of June 30, 2016	6,219,000	$0.13	$685
Vested and expected to vest as of June 30, 2016	10,466,000	$0.21	$698

Options totaling 12,654,318 shares were awarded during the three months ended June 30, 2016. Options totaling 28,065 shares were awarded during the three months ended June 30, 2015. The weighted-average fair value of options granted during each of the three month periods ended June 30, 2016 and 2015 was $0.23 per share and $0.16 per share, respectively. The weighted-average fair value of options vested during each of the three month periods ended June 30, 2016 and 2015 was $0.16 per share and $0.15 per share, respectively. There were no option exercises during the three months ended June 30, 2016.

Our Board of Directors also approved a resolution on June 12, 2014 to amend the Salon Media Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) to comply with certain California Code of Regulations and Internal Revenue Service regulations. As of June 30, 2016, options totaling 2,447,667 were awarded to date under the 2014 Plan.

We recognized stock-based compensation expense of $80 and $111 during the three months ended June 30, 2016 and 2015, respectively.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4.	Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the period, as follows:

	Three Months Ended
	June 30,
	2016	2015
Numerator:
Net loss	$(849)	$(644)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	76,245,000	76,245,000

Basic and diluted net loss per share	$(0.01)	$(0.01)

Antidilutive securities including options and preferred stock not included in net loss per share calculation	20,706,000	9,056,000

5.	Commitments and Contingencies

On October 17, 2012, we signed an office lease agreement to relocate our San Francisco headquarters to 870 Market Street, San Francisco, California. The five-year lease for approximately 2,405 square feet, commenced on December 1, 2012 and will terminate on November 30, 2017.

On April 16, 2014, we entered into an office lease for our new corporate offices at 132 West 31st Street, New York, New York consisting of 6,523 square feet in rentable space. The lease commenced on July 1, 2014 and will expire on September 30, 2019. Upon execution of the lease, a deposit with Silicon Valley Bank in the form of a letter of credit of $204 was required. The term of the lease is five years with an effective base monthly rent expense of approximately $26, and a 2014 base year to be utilized in allocating future excess direct expenses. The rent expense associated with the office lease is straight-lined over the term of the agreement. As a result, deferred rent increased to approximately $73 as of March 31, 2015 and has since decreased to approximately $67 as of June 30, 2016.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following summarizes our office lease commitments and short-term borrowings as of June 30, 2016:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating leases	$1,201	$413	$788	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	346	346	-	-	-
Related party advances	8,341	8,341	-	-	-
Total	$10,888	$10,100	$788	$-	$-

6.	Preferred Stock

The conversion rate and common equivalent shares of our Preferred Stock as of June 30, 2016 are as follows:

		Per share		Common
Preferred Stock	Shares Outstanding	Purchase Price	Conversion Rate	Equivalent Shares
Series C	1,075	$800	0.785	1,096,676
Total	1,075			1,096,676

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

In event of a liquidation, the holders of the Series C Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of Common Stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of June 30, 2016, no dividend has been declared to the holders of Preferred Stock.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The aggregate liquidation preferences of all Preferred Stockholders as of June 30, 2016 were $1,720 excluding the effect of undeclared dividends, and $2,581 including the effect of undeclared dividends. We have never declared a dividend and do not expect to declare a dividend in the future.

Neither the Series C Preferred Stock nor the underlying shares of Common Stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

7.	Subsequent Events

From July 1, 2016 through August 12, 2016, we received $0.2 million convertible preferred bridge financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, Internet advertising market performance, subscription service plans, non-web opportunities and revenue sources. Although Salon Media Group, Inc. (“Salon”, the “Company”, “we”, “us”, or “our”) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon’s public filings. Salon assumes no obligation to update any forward-looking statements as circumstances change.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q should be considered in conjunction with the audited financial statements, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Fiscal 2016 Annual Report”) filed with the Securities and Exchange Commission. Matters of interest therein include, but are not limited to, our disclosure of critical accounting policies.

Overview

Salon is an online news website that has driven the national discussion since 1995 through fearless journalism and commitment to making the conversation smarter.  Our award-winning content combines original investigative stories and provocative personal essays with quick-take commentary, articles, and original editorial video about politics, race, religion, culture, entertainment, sustainability, innovation, technology and business.

We have a history of significant losses and expect to incur a loss from operations, based on generally accepted accounting principles, for our fiscal year ending March 31, 2017 and potentially for future years. Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2016, 2015, and 2014, included a “going-concern” audit opinion on the consolidated financial statements for those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. Our stock price and investment prospects have been and could continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

During the June 2016 quarter, we began a significant shift in our strategy as led by the appointment of Jordan Hoffner as our new Chief Executive Officer. The new strategy focuses on broadening our editorial coverage in order to attract a larger and more diversified audience, which in turn can be packaged for advertisers who increasingly are utilizing programmatic channel advertising, and thereby increasing our revenues. Our focus on high quality editorial continued to drive a significant audience to our Website, which was boosted by the U.S. Presidential primaries and a strong news cycle. However, we faced stiff competition from both new and larger websites for online advertising campaigns, while industry trends shifted toward increased use of agency and software-based approaches to buying online advertising. As a result, our direct ad sales have continued to decline and we have increasingly relied on third-party agencies to sell ads on our Website through programmatic advertising open marketplaces. The highlights of our June 2016 quarter are listed below:

Highlights from Quarter ended June 30, 2016

●

Net revenues decreased 23% to $1.3 million in the quarter ended June 30, 2016 versus $1.7 million in the same period in 2015. The decrease in revenue was a result of a continued significant industry shift in online advertising from advertising sold by a direct sales team to advertising increasingly being sold through software-based “programmatic” technology. Our advertising sales have made a similar shift, resulting in a 72% decline in direct advertising and an 8% increase in advertising sold through networks that access these programmatic buys compared to the June quarter in 2015. As a result of these shifts, we restructured our sales efforts during the quarter to focus primarily on programmatic advertising.

●

Net losses increased to $0.8 million during the quarter ended June 30, 2016, compared to $0.6 million in the June quarter of 2015. The increased losses resulted from a decrease in revenues and a corresponding lesser decrease in operating expense to $2.1 million, compared to $2.3 million in the same period last year. Operating expense included approximately $0.2 million of one-off restructuring expense during the quarter. We will continue to look for ways to reduce expenses in areas that we expect can help reduce losses and accelerate a path to profitability.

●

Given the continued decrease in direct advertising revenues during the quarter, we made reductions to our sales team in order to adjust our resources to put more emphasis on programmatic sales. We believe increased investment into our programmatic advertising platform, including improved data collection and better optimization of our demand sources, will allow us to increase revenues significantly from this source.

●

On May 23, 2016, we named Jordan Hoffner as our Chief Executive Officer. Mr. Hoffner brings to us an extensive professional background in video production and monetization, as well as programmatic advertising strategy and implementation. Mr. Hoffner is leading a change in our strategy toward focusing the business on growing programmatic advertising by leveraging our high quality audience through better technology. This initiative has resulted in changes to our ad operations and traffic optimization teams and has resulted in a reduction in both traffic and revenue as we make the transition. Ultimately, we expect improved user growth and engagement, as well as improved revenues, as a result of these changes.

●

Average unique visitors to the Salon.com Website during the June 2016 quarter decreased 28% compared to the quarter ended June 30, 2015, and decreased 14% compared to the quarter ended March 31, 2016, according to data compiled by Google Analytics. Our traffic decrease was primarily a result of changes by Facebook to promote stories from friends and family ahead of content by publishers, as well as changes we made to our editorial team in order to better match our costs with revenue potential.

●

We have been refining our strategy in producing Salon's editorial video content. Our first foray into video enjoyed high viral reach particularly on Facebook, but did not draw the same level of viewers on our own website, where we have the ability to monetize it. To offer a higher-quality video product, we will be improving the website technology to support an enhanced viewer experience. We have also entered into an agreement with a video studio to produce original video content. Our goal continues to be adding high-quality, diversified content to Salon.com, which will attract premium video advertising that commands higher cost-per-thousand-impression (CPMs) as compared to display advertising.

●

The June quarter featured great journalism — including original reporting and analysis — as Salon covered in-depth the top stories in news, politics and entertainment. Stories about politics, gun control, race and Brexit drove the most views. Our timely coverage of the Republican and Democratic primary presidential campaigns has continued to energize our users. The 2016 Presidential election coverage has combined breaking news, political essays, interviews and historical context to provide intelligent and provocative coverage for our users. We have also provided broadened, thoughtful and smart coverage on parenting, lifestyle, race and criminal justice.

●	We continued to negotiate on a regular basis with the Writers Guild of America, East, Inc. who serve as the collective bargaining representative of our non-supervisory editorial employees.

●

Social media continues to be a significant focus across the Company; however our traffic from this source has slowed significantly due to changes in the algorithms used by Facebook to promote publisher content. We will continue to optimize our content to be shared on social media with a special focus on our mobile platforms and continue to test ad products to monetize page views that are outside of our publishing platform. In June 2016, we surpassed 907,000 Facebook “likes” and 664,000 Twitter followers.

●

Mobile users accounted for 74% of all users in June 2016, which is a steady increase from 55% in June 2015. We continue to have a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens. Over the past fiscal year, we have tested new mobile advertising products and upgraded the ad experience for both our users and advertising customers, with the goal to better monetize our mobile traffic.

●

We continued to work toward leaner, more efficient technological systems through automation, improved architecture and adoption of emerging best practices. In the past quarter, we investigated improvements to our ad technology platforms, our ad delivery and our ability to monetize user information while also expanding our video offerings and developing products for various emerging media platforms.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Our significant accounting policies are described in Note 2 to the financial statements in our Fiscal 2016 Annual Report. We believe accounting policies and estimates related to revenue recognition and stock-based compensation are the most critical to our financial statements. Future results may differ from current estimates if different assumptions are used or different conditions were to prevail.

Revenue Recognition

We recognize revenues once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Revenues are recognized ratably over the period in which our obligations are fulfilled. Payments received before our obligations are fulfilled are classified as “Deferred revenues” in our balance sheet.

Advertising revenues, derived from the sale of promotional space on our Website, comprised 88% and 82% of our revenues, respectively, for the three months ended June 30, 2016 and 2015. The duration of the advertisements is generally short-term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Our obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, we defer recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Accounting for Stock-Based Compensation

We account for stock-based compensation under ASC 718 and recognize the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based compensation expense of $80,000 and $111,000 during the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an aggregate of $2,232,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $415,000 during the remainder of fiscal 2017; $593,000 during fiscal 2018; $575,000 during fiscal 2019; $537,000 during fiscal 2020 and $112,000 during fiscal 2021. The expected amortization reflects only outstanding stock option awards as of June 30, 2016 expected to vest. We expect to continue issuing stock-based awards to our employees in future periods.

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

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net revenue

Net revenue decreased 23% to approximately $1.3 million for the three months ended June 30, 2016 from approximately $1.7 million for the three months ended June 30, 2015.

Advertising revenues decreased 21% to approximately $1.1 million for the three months ended June 30, 2016 from approximately $1.4 million for the three months ended June 30, 2015. Direct ad sales captured approximately 11% and programmatic ad sales captured approximately 89% of total advertising revenue for the three months ended June 30, 2016. The decrease in total advertising revenue was a result of a continued significant industry shift by advertisers from direct sales advertising to software-based programmatic advertising.

Revenues from all other sources, mostly referral fees, remained immaterial for the three months ended June 30, 2016 and 2015 at $0.1 million and $0.3 million, respectively.

Expenses

Production and content

Production and content expenses remained relatively flat from a year ago at approximately $1.0 million for the three months ended June 30, 2016.

Sales and marketing

Sales and marketing expenses decreased 34% to approximately $0.3 million for the three months ended June 30, 2016 from approximately $0.4 million for the three months ended June 30, 2015, mainly attributed to personnel changes.

Technology

Technology expenses decreased 10% to approximately $0.3 million for the three months ended June 30, 2016 from approximately $0.4 million for the three months ended June 30, 2015, mainly attributed to personnel changes.

General and administrative

General and administrative expenses remained relatively flat from a year ago at approximately $0.5 million for the three months ended June 30, 2016.

Interest expense, net

Interest expense for the three months ended June 30, 2016 and 2015 remained flat and immaterial at $0.01 million.

Liquidity and capital resources

Net cash used in operations was approximately $0.4 million for the three months ended June 30, 2016. The principal uses of cash during the three months ended June 30, 2016 were to fund the $0.8 million net loss and the net activities from various working capital and immaterial non-cash items for the period. The accounts receivable, net as of June 30, 2016 of approximately $0.9 million, represent primarily advertising sales during the period, and are expected to be collected within the next four months. Net cash used in investing activities was immaterial during each of the three months ended June 30, 2016 and 2015.

Net cash provided by financing activities was $0.4 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, reflecting cash advances from related parties.

We estimate we will require approximately $0.8 million - $1.0 million in additional funding to meet our operating needs for the remaining nine months ending March 31, 2017. However, we commenced collective bargaining with the WGAE and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, we have relied on funding from related parties.  In this fiscal year through August 12, 2016, our Chairman has provided $0.35 million in cash advances. Furthermore, subsequent to quarter end our Chief Financial Officer invested $0.10 million of $0.20 million raised as part of a bridge financing. If we were not able to obtain additional funding from related parties or others, we would be required to curtail or discontinue operations, or consider other alternatives.

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2016:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating leases	$1,201	$413	$788	$-	$-
Short-term borrowing	1,000	1,000	-	-	-
Interest on short-term borrowing	346	346	-	-	-
Related party advances	8,341	8,341	-	-	-
Total	$10,888	$10,100	$788	$-	$-

Item3. Quantitative and Qualitative Disclosures About Market Risk

We maintain all of our cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, we entered into a credit agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1.0 million at a rate of prime less 0.25% which subjects us to interest rate risk. We feel that the risk of a rate change is not material as we contemplate having a maximum of only $1.0 million of variable rate debt outstanding during our fiscal year ending March 31, 2017. As of June 30, 2016, we had $1.0 million plus accrued interest outstanding under this agreement, payable on demand. As we conduct all of our business in the United States, we are not subject to foreign exchange risk.

Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (June 30, 2016), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Salon’s business faces significant risks. The risks described below may not be the only risks Salon faces. Additional risks that are not yet known or that are currently immaterial may also impair its business operations or have a negative impact on its stock price. If any of the events or circumstances described in the following risks actually occurs, its business, financial condition or results of operations could suffer, and the trading price of its Common Stock could decline. The Risk Factors set forth below have not materially changed from those included in our Fiscal 2016 Annual Report.

Salon has historically lacked significant revenues and has a history of losses

We have a history of significant losses and expect to incur a loss from operations, based on generally accepted accounting principles, for our fiscal year ending March 31, 2016 and to be determined in future years. Even if we attain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than we anticipate, or continue to decline as we saw in the quarter ended June 30, 2016, or operating expenses exceed expectations, financial results will most likely be severely harmed and our ability to continue operations will be seriously jeopardized.

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

We have relied on related parties for significant investment capital

We have relied on cash infusions from related parties to fund operations for many years. The related parties are primarily John Warnock, Chairman of the Board of Salon, and, to a lesser extent in recent years, William Hambrecht. William Hambrecht is a Director and the father of our former CEO and current Chief Financial Officer, Elizabeth Hambrecht. During the current fiscal year, through August 12, 2016, Mr. Warnock has contributed $0.35 million in cash advances to fund our operations.

Curtailment of cash investments and borrowing guarantees by related parties would detrimentally impact our cash availability and our ability to fund our operations.

 We started collective bargaining with our non-supervisory editorial employees, and the results of this process are uncertain

On August 3, 2015, WGAE became the collective bargaining representative of Salon’s non-supervisory editorial employees. We commenced collective bargaining with WGAE in November 2015. Should this collective bargaining process result in an agreement that would not permit us to obtain additional funding, there can be no assurance that we will be able to continue our current business.

Our principal stockholders exercise a controlling influence over our business affairs and may make business decisions with which non-principal stockholders disagree, which may affect the value of non-principal stockholders’ investments

Approximately 45% of our voting securities are controlled, directly or indirectly by our Chairman, John Warnock, and approximately 36% is controlled, directly or indirectly, by William Hambrecht, a Director and the father of our Chief Financial Officer. We remain dependent upon Mr. Warnock and Mr. Hambrecht for continued financial support while we seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. While all outstanding, unsecured, interest-free cash advances from Mr. Warnock and Mr. Hambrecht at February 28, 2013 were exchanged for Common Stock in the Company’s Recapitalization (described in Note 4 to the financial statements included in the 2015 Annual Report), Mr. Warnock has continued to make unsecured, interest-free, cash advances to cover our operating expenses. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in our next financing from non-related parties. We were advised by Mr. Warnock and Mr. Hambrecht that they executed a stock transaction that has the effect of equalizing their stock ownership. The corresponding Forms 4 and Form 8-K were filed with the SEC on November 24 and November 25, 2015, respectively.

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

Holders of our Series C Preferred Stock are entitled to potentially significant liquidation preferences of Salon’s assets over holders of our Common Stock in the event of a liquidation event

Holders of our Series C Preferred Stock (“Preferred Stock”) have liquidation preferences over holders of Common Stock of the first approximately $2.6 million in potential sales proceeds as of June 30, 2016, which includes the effect of undeclared dividends, if granted, of about $0.9 million. If a liquidation event were to occur, and Preferred Stock dividends were declared, the holders of Preferred Stock would be entitled to the first $2.6 million of cash distributions. If a liquidation event were to occur in excess of $2.6 million and if Preferred Stock dividends were to be declared, the holders of Preferred Stock would be entitled to receive a relatively larger distribution than the holders of Common Stock would be entitled to receive.

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

Technologies and software applications have been developed for PC and mobile devices that can block or allow users to opt out of display advertising, delete or block cookies used to deliver advertising, or move advertising to less optimal placements to suppress view-ability. Most of our advertising revenue is derived from display or video advertisements on our Website. As a result, ad-blocking technologies or software could reduce the number of display or video advertisements.

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

SALON MEDIA GROUP, INC.

Dated: August 12, 2016	/s/ Jordan Hoffner
Jordan Hoffner
Chief Executive Officer

Dated: August 12, 2016	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht
Chief Financial Officer