Form 10-Q
period 2016-09-30
SALON MEDIA GROUP INC
filed 2016-11-14
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes [ ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on November 1, 2016 was 76,273,983 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30,	March 31,
	2016	2016(1)
Assets	(unaudited)
Current assets:
Cash	$71	$189
Accounts receivable, net of allowance of $15 and $20	709	1,348
Prepaid expenses and other current assets	98	127
Total current assets	878	1,664
Property and equipment, net	190	69
Other assets, principally deposits	307	301
Total assets	$1,375	$2,034
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	8,441	7,991
Convertible promissory notes	200	-
Accounts payable and accrued liabilities	1,457	1,257
Total current liabilities	11,098	10,248

Deferred rent	65	69
Total liabilities	11,163	10,317
Commitments and contingencies (See Note 5)

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 1,075 shares issued and outstanding as of September 30, 2016 and March 31, 2016 (liquidation value of $2,598 as of September 30, 2016)	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,273,983 shares issued and outstanding as of September 30, 2016 and 76,245,442 shares issued and outstanding as of March 31, 2016	76	76
Additional paid-in capital	116,402	116,192
Accumulated deficit	(126,266)	(124,551)
Total stockholders' deficit	(9,788)	(8,283)
Total liabilities and stockholders' deficit	$1,375	$2,034

(1)	Derived from the Company’s audited financial statements.

The accompanying notes are an integral part of these financial statements.

SALON MEDIA GROUP, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net Revenue	$994	$1,685	$2,290	$3,379

Operating expenses:
Production and content	920	933	1,941	1,909
Sales and marketing	206	412	499	858
Technology	276	361	607	727
General and administrative	447	465	936	1,005
Total operating expenses	1,849	2,171	3,983	4,499

Loss from operations	(855)	(486)	(1,693)	(1,120)
Interest expense, net	(11)	(10)	(22)	(20)
Net loss	$(866)	$(496)	$(1,715)	$(1,140)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares used in computing basic and diluted net loss per share	76,257	76,245	76,251	76,245

The accompanying notes are an integral part of these financial statements.

SALON MEDIA GROUP, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,715)	$(1,140)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense and change in allowance for doubtful accounts	(3)	36
Depreciation	19	16
Stock-based compensation	208	198
Changes in assets and liabilities:
Accounts receivable	642	(456)
Prepaid expenses and other assets	23	30
Accounts payable, accrued liabilities and deferred rent	196	(109)
Net cash used in operating activities	(630)	(1,425)

Cash flows from investing activities:
Purchase of property and equipment	(140)	(13)
Net cash used in investing activities	(140)	(13)

Cash flows from financing activities:
Proceeds from convertible promissory notes	200	-
Proceeds from related party advances	450	1,440
Net proceeds from issuance of common stock	2	-
Net cash provided by financing activities	652	1,440

Net (decrease) increase in cash	(118)	2
Cash, beginning of period	189	229
Cash, end of period	$71	$231

The accompanying notes are an integral part of these financial statements.

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

Basis of Presentation

These interim financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's financial position, results of operations and cash flows for the periods presented. These financial statements and related notes should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 2016, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on June 24, 2016. Pursuant to the rules of the SEC, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the six month period ended September 30, 2016 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2017.

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of September 30, 2016 of $126,266. In addition, we expect to incur a net loss from operations for the fiscal year ending March 31, 2017. The Company has operated principally with the assistance of interest free advances from related parties. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our operating forecast for the remainder of the fiscal year ending March 31, 2017 anticipates smaller operating losses. We estimate we will require approximately $0.8 million - $1.0 million in additional funding to meet our operating needs for the balance of our fiscal year. Operating costs for the six months ended September 30, 2016 were reduced by 11% compared to the same period in last year, and we have taken additional steps to better match our operating expense with revenues. However, we commenced collective bargaining with the Writers Guild of America, East, Inc. (“WGAE”) in November 2015 and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget.  If planned revenues continue to be less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

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

Two customers accounted for approximately 22% and 13% of net revenues for the three months ended September 30, 2016. Two customers accounted for approximately 25% and 11% of total revenue for the three months ended September 30, 2015. One customer accounted for approximately 24% of net revenues for the six months ended September 30, 2016. One customer accounted for approximately 28% of net revenues for the six months ended September 30, 2015. Four customers individually accounted for more than 10% of total accounts receivable as of September 30, 2016 ranging from approximately 10.2% to 19%. Five customers individually accounted for more than 10% of total accounts receivable as of March 31, 2016 ranging from approximately 10% to 17%.

Stock-Based Compensation

We account for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock. A summary of our stock incentive plans is discussed in Note 3 to our financial statements.

We granted options to acquire a total of 300,900 shares under the 2014 Stock Incentive Plan during the quarter ended September 30, 2016. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2016			2015
Risk-free interest rates	1.10%	-	1.15%	1.40%
Expected term (in years)	4.0	-	6.3	4
Expected volatility		393%		388%
Dividend yield		0%		0%

We applied the expected term of 6.3 years during the quarter ended September 30, 2016, to more appropriately estimate expectations of exercise behavior of the options. We will consistently apply this going forward until we are able to develop a refined method of estimating the period of time until option exercise. The expected stock price volatility is based on historical volatility of Salon’s stock over a period equal to the expected term of the options. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the service period of the stock options. We have not paid dividends in the past.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of September 30, 2016, the aggregate stock compensation remaining to be amortized to expense was $2,249. Salon expects this stock compensation balance to be amortized as follows: $314 during the remainder of fiscal 2017; $628 during fiscal 2018; $611 during fiscal 2019; $574 during fiscal 2020 and $122 during fiscal 2021. The expected amortization reflects outstanding stock option awards as of September 30, 2016 expected to vest.

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss or total assets, have been made to the previously issued financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17 to simplify the presentation of deferred income taxes, requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has adopted this new guidance with no material impact on its financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU No. 2016-13 will be effective for the Company as of January 1, 2020. The Company is currently reviewing the impact of this new guidance and does not believe adoption will have a material impact on its financial statements.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230).” This ASU is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. We adopted ACU No. 2016-15 in the third quarter of 2016 with no material impact to our financial statements.

2. Borrowing Agreements

Short-term Borrowings

In May 2007, we finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1,000 at a rate of prime less 0.25%. In September 2016, this credit agreement was transferred to Raymond James and Associates, Inc. (Raymond James) after Deutsche Bank Securities, Inc. sold its accounts. Our obligations under this agreement are guaranteed in their entirety by our Chairman. The line of credit has been fully drawn as of September 30, 2016. Raymond James may demand repayment of amounts borrowed at any time. Additionally, our Chairman may also choose to terminate his guarantee, which would trigger a demand for repayment. As of September 30, 2016, accrued interest on short-term borrowings totaled approximately $357.

As of September 30, 2016 and 2015, the weighted-average interest rate on the Company’s short-term borrowings was constant at 3.5%.

Convertible Promissory Notes

In August 2016, we issued $200 in convertible promissory notes that are convertible into Common Stock upon our next equity securities sales to one or more investors, in a transaction or a series of related transactions, resulting in aggregate proceeds to the Company of at least $1,000. The notes bear interest on the outstanding principal at the rate of two percent (2%) per annum.

Related Party Advances

During the six months ended September 30, 2016 and 2015, we received unsecured, interest-free cash advances totaling $450 and $1,440, respectively, to fund operations from our Chairman. During the three months ended September 30, 2016, we received $100 from William Hambrecht, Director and father of our Chief Financial Officer, cash advances as part of a financing to be finalized in the next quarter.

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

We have granted options pursuant to plans not approved (Non-plan) by shareholders. On June 9, 2016, an option to purchase 12,654,318 shares of Common Stock was granted to our Chief Executive Officer pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting in equal monthly installments over a four-year period commencing with the grant date. We did not grant any non-plan options during the three months ended September 30, 2016.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following table summarizes activities under the Salon Media Group, Inc. 2004 Stock Plan, the Salon Media Group, Inc. 2014 Stock Incentive Plan and Non-plan for the six months ended September 30, 2016:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of March 31, 2016	7,242,000	$0.15	$124
Options granted under all plans and non-plan	12,955,000	$0.24
Exercised	(29,000)	$0.05
Expired and forfeited	(603,000)	$0.24
Outstanding as of September 30, 2016	19,565,000	$0.21	$1,647
Vested as of September 30, 2016	6,869,000	$0.14	$1,020
Vested and expected to vest as of September 30, 2016	11,327,000	$0.21	$1,408

Options totaling 12,955,218 shares were awarded during the six months ended September 30, 2016. Options totaling 34,750 shares were awarded during the six months ended September 30, 2015. The weighted-average fair value of options granted during each of the six month periods ended September 30, 2016 and 2015 was $0.23 per share and $0.17 per share, respectively. The weighted-average fair value of options vested during each of the six month periods ended September 30, 2016 and 2015 was $0.21 per share and $0.16 per share, respectively. A total of 28,541 shares of options were exercised during the six months ended September 30, 2016.

Our Board of Directors also approved a resolution on June 12, 2014 to amend the Salon Media Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) to comply with certain California Code of Regulations and Internal Revenue Service regulations. As of September 30, 2016, options totaling 2,748,567 were awarded to date under the 2014 Plan.

We recognized stock-based compensation expense of $208 and $198 during the six months ended September 30, 2016 and 2015, respectively.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4.     Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(866)	$(496)	$(1,715)	$(1,140)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	76,257,000	76,245,000	76,251,000	76,245,000

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Antidilutive securities including options and preferred stock not included in net loss per share calculation	20,662,000	8,963,000	20,662,000	8,963,000

5.     Commitments and Contingencies

On October 17, 2012, we signed an office lease agreement to relocate our San Francisco headquarters to 870 Market Street, San Francisco, California. The five-year lease for approximately 2,405 square feet, commenced on December 1, 2012 and will terminate on November 30, 2017.

On April 16, 2014, we entered into an office lease for our new corporate offices at 132 West 31st Street, New York, New York consisting of 6,523 square feet in rentable space. The lease commenced on July 1, 2014 and will expire on September 30, 2019. Upon execution of the lease, a deposit with Silicon Valley Bank in the form of a letter of credit of $204 was required. The term of the lease is five years with an effective base monthly rent expense of approximately $26, and a 2014 base year to be utilized in allocating future excess direct expenses. The rent expense associated with the office lease is straight-lined over the term of the agreement. As a result, deferred rent increased to approximately $73 as of March 31, 2015 and has since decreased to approximately $65 as of September 30, 2016.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following summarizes our office lease commitments and short-term borrowings as of September 30, 2016:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years

Operating leases	$1,098	$416	$682
Short-term borrowing	1,000	1,000	-
Interest on short-term borrowing	357	357	-
Related party advances	8,441	8,441	-
Convertible promissory notes	200	200	-
Total	$11,096	$10,414	$682

6. Preferred Stock

The conversion rate and common equivalent shares of our Preferred Stock as of September 30, 2016 are as follows:

		Per share		Common
	Shares	Purchase	Conversion	Equivalent
Preferred Stock	Outstanding	Price	Rate	Shares
Series C	1,075	$800	0.785	1,096,676
Total	1,075			1,096,676

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

In event of a liquidation, the holders of the Series C Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of Common Stock, $1,600 per share, plus an amount equal to all declared but unpaid dividends, based on an annual rate of 8%. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series C Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series C Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of September 30, 2016, no dividend has been declared to the holders of Preferred Stock.

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

The aggregate liquidation preferences of all Preferred Stockholders as of September 30, 2016 were $1,720 excluding the effect of undeclared dividends, and $2,598 including the effect of undeclared dividends. We have never declared a dividend and do not expect to declare a dividend in the future.

Neither the Series C Preferred Stock nor the underlying shares of Common Stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

7. Subsequent Events

On October 11, 2016, we received $50 loan each from two related parties, which will be repaid during the quarter ending December 31, 2016.

On November 14, 2016, we received $300 in the form of a Demand Promissory Note.  The Note bears interest at the rate of four percent (4%) per annum and the entire principal plus any accrued interest is due upon demand by the holder.

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

We have a history of significant losses and expect to incur a loss from operations, based on generally accepted accounting principles, for our fiscal year ending March 31, 2017 and potentially for future years. Burr Pilger Mayer, Inc., Salon’s independent registered public accounting firm for the years ended March 31, 2016, 2015, and 2014, included a “going-concern” audit opinion on the financial statements for those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses, liquidity issues and absence of current profitability. Our stock price and investment prospects have been and could continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

During the September 2016 quarter, we continued a shift in our strategy as led by the appointment on May 23, 2016 of Jordan Hoffner as our new Chief Executive Officer. The new strategy focuses on broadening our editorial coverage in order to attract a larger and more diversified audience, which in turn can be packaged for advertisers who increasingly are utilizing programmatic advertising to reach the audience they are targeting. Our focus on high quality editorial continued to drive a significant audience to our Website, which was boosted by the U.S. Presidential election and a strong news cycle. However, we faced stiff competition from both new and larger websites for online advertising campaigns, while industry trends shifted toward increased use of agency and software-based approaches to buying online advertising. As a result, our direct ad sales have continued to decline and we have increasingly relied on third-party agencies to sell ads on our Website through programmatic advertising open marketplaces. The highlights of our September 2016 quarter are listed below:

Highlights from Quarter ended September 30, 2016

●

The September 2016 quarter was impacted by transition in both our editorial and advertising sales teams which negatively impacted our financial results. Net revenues decreased 41% to $1.0 million in the quarter ended September 30, 2016 versus $1.7 million in the same period in 2015. For the six month period ended September 30, 2016, net revenues declined 32% to $2.3 million, versus $3.4 million in the same period in 2015. The decrease in revenue was a result of both a continued significant industry shift in online advertising from advertising sold by a direct sales team to advertising increasingly being sold through software-based “programmatic” technology and a restructuring of our editorial team that led to a short-term drop in traffic. Our direct advertising sales reduced by 62% in the quarter ended September 2016 compared to the September quarter in 2015 and programmatic advertising dropped 31% during the same period as a result of lower average traffic for the September 2016 quarter versus the same period last year. We expect the trend of decreasing direct advertising revenues to continue; however, we have made changes to our editorial team that have resulted in a rebound in traffic in October 2016 that should positively impact our programmatic revenues going forward.

●

Net losses were $0.9 million during the quarter ended September 30, 2016, and $1.7 million for the six month period ended September 2016, a decrease compared to $0.5 million and $1.1 million, respectively, for the same periods last year. The increased losses resulted from a decrease in revenues and a corresponding lesser decrease in operating expense to $1.8 million for the September 2016 quarter, compared to $2.2 million in the same period last year, and $4.0 million for the six month period ended September 2016 compared to $4.5 million for the six month period in 2015. Operating expense included approximately $0.2 million of one-off restructuring expense during the first six months of the fiscal year. We will continue to look for ways to reduce expenses in areas that we expect can help reduce losses and accelerate a path to profitability.

●

Average unique visitors to the Salon.com Website during the September 2016 quarter decreased 22% compared to the quarter ended September 30, 2015, and decreased 15% compared to the quarter ended June 30, 2016, according to data compiled by Google Analytics. Our traffic decrease was a results of algorithm adjustments made by Facebook to promote stories from friends and family ahead of content by publishers. It was also impacted by changes we made to our editorial team that resulted in a short-term reduction in the volume of stories published daily on our Website. Subsequent to the end of the quarter, our traffic has rebounded back to 12% above the average for the June 2016 quarter.

●

We have continued to refine our strategy in producing Salon's editorial video content. Our first foray into video enjoyed high viral reach particularly on Facebook, but did not draw the same level of viewers on our own Website, where we have the ability to monetize it. Our new approach features a combination of long-form video interviews and commentary that we release on Facebook Live and other social media platforms, and short-cuts from these segments tailored for our website. We also have rebuilt our video efforts around a general approach that every piece of content will be adapted for use as a text article, a video, and a podcast. Our goal continues to be adding high-quality, diversified content to Salon.com, which will attract premium video advertising that commands higher cost-per-thousand-impression (CPMs) as compared to display advertising.

●

The September 2016 quarter featured great journalism as Salon covered in-depth the top stories in news, politics and entertainment. Stories about politics, and specifically the 2016 Presidential Election drove the most views. Our timely coverage of the Republican and Democratic Conventions, the three Presidential candidate debates, Trump’s surprise uncovered Billy Bush interview video and Clinton’s continuing private e-mail FBI scrutiny has continued to energize our users. The 2016 Presidential election coverage has combined breaking news, political essays, interviews and historical context to provide intelligent and provocative coverage for our users. We have also provided broadened, thoughtful and smart coverage on parenting, religion, lifestyle, race and business that have been popular with our users.

●	We continued to negotiate on a regular basis with the Writers Guild of America, East, Inc. who serve as the collective bargaining representative of our non-supervisory editorial employees.

●

Social media continues to be a significant focus across the Company; however, our traffic from this source has slowed significantly due to changes in the algorithms used by Facebook to promote publisher content. We will continue to optimize our content to be shared on social media with a special focus on our mobile platforms and continue to test ad products to monetize page views that are outside of our publishing platform. One highlight was a 28% increase in our Twitter followers compared to the June 2016 quarter. In September 2016, we surpassed 920,000 Facebook “likes” and 850,000 Twitter followers.

●

Mobile users accounted for 65% of all users in September 2016, which is a steady increase from 55% in June 2015. We continue to have a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens. Over the past fiscal year, we have tested new mobile advertising products and upgraded the ad experience for both our users and advertising customers, with the goal to better monetize our mobile traffic.

●

We continued to work toward leaner, more efficient technological systems through automation, improved architecture and adoption of emerging best practices. In the past quarter, we began implementing improvements to our ad technology platforms, our ad delivery and our ability to monetize user information while also expanding our video offerings and developing products for various emerging media platforms.

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

Advertising revenues, derived from the sale of promotional space on our Website, comprised 86% and 85% of our revenues, respectively, for the six months ended September 30, 2016 and 2015. The duration of the advertisements is generally short-term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Our obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, we defer recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Accounting for Stock-Based Compensation

We account for stock-based compensation under ASC 718 and recognize the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based compensation expense of $208,000 and $198,000 during the six months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an aggregate of $2,249,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $314,000 during the remainder of fiscal 2017; $628,000 during fiscal 2018; $611,000 during fiscal 2019; $574,000 during fiscal 2020 and $122,000 during fiscal 2021. The expected amortization reflects only outstanding stock option awards as of September 30, 2016 expected to vest. We expect to continue issuing stock-based awards to our employees in future periods.

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

Results of Operations for the Three and Six Months Ended September 30, 2016 Compared to the Three and Six Months Ended September 30, 2015

Net revenue

Net revenue decreased 41% to approximately $1.0 million for the three months ended September 30, 2016 from approximately $1.7 million for the three months ended September 30, 2015. Net revenue decreased 32% to approximately $2.3 million for the six months ended September 30, 2016 from approximately $3.4 million for the three months ended September 30, 2015.

Advertising revenues decreased 47% to approximately $0.8 million for the three months ended September 30, 2016 from approximately $1.5 million for the three months ended September 30, 2015. Direct ad sales were approximately 27% and programmatic ad sales were approximately 73% of total advertising revenue for the three months ended September 30, 2016.

Advertising revenues decreased 31% to approximately $2.0 million for the six months ended September 30, 2016 from approximately $2.9 million for the six months ended September 30, 2015. Direct ad sales were approximately 18% and programmatic ad sales were approximately 82% of total advertising revenue for the six months ended September 30, 2016. The decrease in total advertising revenue was a result of transitions in both our editorial and advertising sales teams, lower average traffic and a continued significant industry shift by advertisers from direct sales advertising to software-based programmatic advertising.

Revenues from all other sources, mostly referral fees, decreased 23% to approximately $0.2 million for the three months ended September 30, 2016, and decreased 37% to approximately $0.3 million for the six months ended September 30, 2016. The decreases were attributed to lower revenues from a renewed referral fee customer agreement.

Expenses

Production and content

Production and content expenses remained relatively flat from a year ago at approximately $0.9 million and $1.9 million for the respective three and six months ended September 30, 2016.

Sales and marketing

Sales and marketing expenses decreased 50% to approximately $0.2 million for the three months ended September 30, 2016 from approximately $0.4 million for the three months ended September 30, 2015. Sales and marketing expenses decreased 42% to approximately $0.5 million for the six months ended September 30, 2016 from approximately $0.9 million for the six months ended September 30, 2015. The decreases were mainly attributed to personnel changes.

Technology

Technology expenses decreased 24% to approximately $0.3 million for the three months ended September 30, 2016 from approximately $0.4 million for the three months ended September 30, 2015. Technology expenses decreased 17% to approximately $0.6 million for the six months ended September 30, 2016 from approximately $0.7 million for the six months ended September 30, 2015. The decreases were mainly attributed to personnel changes.

General and administrative

General and administrative expenses decreased 4% to approximately $0.4 million for the three months ended September 30, 2016 from approximately $0.5 million for the three months ended September 30, 2015. General and administrative expenses decreased 7% to approximately $0.9 million for the six months ended September 30, 2016 from approximately $1.0 million for the six months ended September 30, 2015. These decreases were mainly attributed to personnel changes and consulting service reductions.

Interest expense, net

Interest expense for the for the three and six months ended September 30, 2016 remained flat and immaterial at $0.01 million and $0.02 million, respectively.

Liquidity and capital resources

Net cash used in operations was approximately $0.6 million for the six months ended September 30, 2016. The principal uses of cash during the six months ended September 30, 2016 were to fund the $1.7 million net loss and the net activities from various working capital and immaterial non-cash items for the period. The accounts receivable, net as of September 30, 2016 of approximately $0.7 million, represent primarily advertising sales during the period, and are expected to be collected within the next four months.

Net cash used in investing activities was approximately $0.1 million for the six months ended September 30, 2016. The principal use of cash in these investing activities was to purchase office property and equipment.

Net cash provided by financing activities was approximately $0.7 million and $1.4 million for the six months ended September 30, 2016 and 2015, respectively, reflecting mainly cash advances from related parties.

We estimate we will require approximately $0.8 million - $1.0 million in additional funding to meet our operating needs for the remaining six months ending March 31, 2017. However, we commenced collective bargaining with the WGAE and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, we have relied on funding from related parties. In this fiscal year through November 14, 2016, our Chairman has provided $0.35 million in cash advances.

In August 2016, we issued $200 in convertible promissory notes that are convertible into Common Stock upon our next equity securities sales to one or more investors, in a transaction or a series of related transactions, resulting in aggregate proceeds to the Company of at least $1,000. The notes bear interest on the outstanding principal at the rate of two percent (2%) per annum.

During the three months ended September 30, 2016, William Hambrecht, Director and father of our Chief Financial Officer provided $0.10 million in advance as part of a financing to be finalized in the next quarter. If we were not able to obtain additional funding from related parties or others, we would be required to curtail or discontinue operations, or consider other alternatives.

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2016:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years
Operating leases	$1,098	$416	$682
Short-term borrowing	1,000	1,000	-
Interest on short-term borrowing	357	357	-
Related party advances	8,441	8,441	-
Convertible promissory notes	200	200	-
Total	$11,096	$10,414	$682

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain all of our cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, we entered into a credit agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1.0 million at a rate of prime less 0.25% which subjects us to interest rate risk. In September 2016, this credit agreement was sold to Raymond James. We feel that the risk of a rate change is not material as we contemplate having a maximum of only $1.0 million of variable rate debt outstanding during our fiscal year ending March 31, 2017. As of September 30, 2016, we had $1.0 million plus accrued interest outstanding under this agreement, payable on demand. As we conduct all of our business in the United States, we are not subject to foreign exchange risk.

Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly Form 10-Q report (September 30, 2016), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Salon has historically lacked significant revenues and has a history of losses

We have a history of significant losses and expect to incur a loss from operations, based on generally accepted accounting principles, for our fiscal year ending March 31, 2016 and to be determined in future years. Even if we attain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than we anticipate, or continue to decline as we saw in the quarter ended September 30, 2016, or operating expenses exceed expectations, financial results will most likely be severely harmed and our ability to continue operations will be seriously jeopardized.

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

We have relied on related parties for significant investment capital

We have relied on cash infusions from related parties to fund operations for many years. The related parties are primarily John Warnock, Chairman of the Board of Salon, and, to a lesser extent in recent years, William Hambrecht. William Hambrecht is a Director and the father of our former CEO and current Chief Financial Officer, Elizabeth Hambrecht. During the current fiscal year, through November 14, 2016, Mr. Warnock and Mr. Hambrecht have contributed $0.35 million and $0.10 million, respectively, in cash advances to fund our operations.

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

Our principal stockholders exercise a controlling influence over our business affairs and may make business decisions with which non-principal stockholders disagree, which may affect the value of non-principal stockholders’ investments

Approximately 45% of our voting securities are controlled, directly or indirectly by our Chairman, John Warnock, and approximately 36% is controlled, directly or indirectly, by William Hambrecht, a Director and the father of our Chief Financial Officer. We remain dependent upon Mr. Warnock and Mr. Hambrecht for continued financial support while we seek external financing from potential investors in the form of additional indebtedness or through the sale of equity securities in a private placement. While all outstanding, unsecured, interest-free cash advances from Mr. Warnock and Mr. Hambrecht at February 28, 2013 were exchanged for Common Stock in the Company’s Recapitalization (described in Note 4 to the financial statements included in the 2016 Annual Report), Mr. Warnock has continued to make unsecured, interest-free, cash advances to cover our operating expenses. These advances are payable on demand, and are exchangeable into securities on the same terms as those to be issued in our next financing from non-related parties. We were advised by Mr. Warnock and Mr. Hambrecht that they executed a stock transaction that has the effect of equalizing their stock ownership. The corresponding Forms 4 and Form 8-K were filed with the SEC on November 24 and November 25, 2015, respectively.

Future sales of significant number of shares of our Common Stock by principal stockholders could cause our stock price to decline

Our directors and officers own approximately 64 million shares, or 83% in the aggregate, of our Common Stock. As our Common Stock is normally thinly traded, if our principal stockholders were to sell their shares of Common Stock, the per share price of our Common Stock could be adversely affected.

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

Holders of our Series C Preferred Stock are entitled to potentially significant liquidation preferences of Salon’s assets over holders of our Common Stock in the event of a liquidation event

Holders of our Series C Preferred Stock (“Preferred Stock”) have liquidation preferences over holders of Common Stock of the first approximately $2.6 million in potential sales proceeds as of September 30, 2016, which includes the effect of undeclared dividends, if granted, of about $0.9 million. If a liquidation event were to occur, and Preferred Stock dividends were declared, the holders of Preferred Stock would be entitled to the first $2.6 million of cash distributions. If a liquidation event were to occur in excess of $2.6 million and if Preferred Stock dividends were to be declared, the holders of Preferred Stock would be entitled to receive a relatively larger distribution than the holders of Common Stock would be entitled to receive.

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

SALON MEDIA GROUP, INC.

Dated: November 14, 2016	/s/ Jordan Hoffner
Jordan Hoffner
Chief Executive Officer

Dated: November 14, 2016	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht
Chief Financial Officer