Form 10-Q
period 2016-12-31
SALON MEDIA GROUP INC
filed 2017-02-14
CIK 1084332

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Large accelerated filer ☐   Accelerated filer   ☐Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the act.

Yes [  ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 1, 2017 was 150,000,000 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31,	March 31,
	2016	2016 (1)
	(unaudited)
Assets
Current assets:
Cash	$137	$189
Accounts receivable, net of allowance of $15 and $20	793	1,348
Prepaid expenses and other current assets	288	127
Total current assets	1,218	1,664
Property and equipment, net	319	69
Other assets, principally deposits	103	301
Total assets	$1,640	$2,034
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	100	7,991
Convertible promissory notes	750	-
Accounts payable and accrued liabilities	2,782	1,257
Total current liabilities	4,632	10,248

Deferred rent	60	69
Total liabilities	4,692	10,317
Commitments and contingencies (See Note 5)
Mezzanine equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 268,840 shares issued and outstanding as of December 31, 2016 and 1,075 shares issued and outstanding as of March 31, 2016 (liquidation preference value of $667 as of December 31, 2016)	-	-
Additional paid-in capital	4,282	-
Total mezzanine equity	4,282	-

Stockholders’ deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, 150,000,000 shares issued and outstanding as of December 31, 2016 and 76,245,442 shares issued and outstanding as of March 31, 2016	150	76
Additional paid-in capital	125,054	116,192
Accumulated deficit	(132,538)	(124,551)
Total stockholders' deficit	(7,334)	(8,283)
Total liabilities, mezzanine equity and stockholders' deficit	$1,640	$2,034

(1) Derived from the Company’s audited financial statements.

The accompanying notes are an integral part of these financial statements.

SALON MEDIA GROUP, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Net Revenue	$1,226	$1,950	$3,516	$5,329

Operating expenses:
Production and content	1,152	996	3,093	2,905
Sales and marketing	209	394	708	1,252
Technology	283	342	890	1,069
General and administrative	562	459	1,498	1,464
Total operating expenses	2,206	2,191	6,189	6,690

Loss from operations	(980)	(241)	(2,673)	(1,361)
Interest expense, net	(4,432)	(10)	(4,454)	(30)
Net loss	(5,412)	(251)	(7,127)	(1,391)
Preferred deemed dividend	(860)	-	(860)	-
Net loss attributable to common stockholders	$(6,272)	$(251)	$(7,987)	$(1,391)

Basic and diluted net loss per share	$(0.06)	$(0.00)	$(0.09)	$(0.02)

Weighted average shares used in computing basic and diluted net loss per share	113,938	76,245	88,859	76,245

The accompanying notes are an integral part of these financial statements.

 SALON MEDIA GROUP, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,127)	$(1,391)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense and change in allowance for doubtful accounts	(5)	39
Depreciation	27	25
Stock-based compensation	412	262
Changes in assets and liabilities:
Accounts receivable	560	(611)
Prepaid expenses and other assets	37	37
Accounts payable, accrued liabilities and deferred rent	699	(61)
Non-cash interest expense	4,420	-
Net cash used in operating activities	(977)	(1,700)

Cash flows from investing activities:
Purchase of property and equipment	(277)	(34)
Net cash used in investing activities	(277)	(34)

Cash flows from financing activities:
Proceeds from convertible promissory notes	750	-
Proceeds from related party advances	450	1,665
Net proceeds from issuance of common stock	2	-
Net cash provided by financing activities	1,202	1,665

Net decrease in cash	(52)	(69)
Cash, beginning of period	189	229
Cash, end of period	$137	$160

Supplemental schedule of non-cash financing activities:
Conversion of unsecured advances into preferred stock	$2,688	$-
Conversion of unsecured advances into common shares	$5,653	$-
Preferred deemed dividend in connection with preferred stock financing	$860	$-
Conversion of stock options to liabilities	$818	$-

The accompanying notes are an integral part of these financial statements.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1.	The Company and Significant Accounting Policies

The Company

Salon Media Group, Inc. (“Salon”, the “Company”, “Our” or “We”) is an internet news and social networking company that produces Salon.com, a content Website. Salon was originally incorporated in July 1995 in California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

Basis of Presentation

These interim financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's financial position, results of operations and cash flows for the periods presented. These financial statements and related notes should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 2016, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on June 24, 2016. Pursuant to the rules of the SEC, these financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”). The results for the nine-month period ended December 31, 2016 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2017.

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of December 31, 2016 of $132,538. In addition, we expect to incur a net loss from operations for the fiscal year ending March 31, 2017. The Company has operated principally with the assistance of interest-free advances from related parties. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our operating forecast for the remainder of the fiscal year ending March 31, 2017 anticipates smaller operating losses. We estimate we will require approximately $0.75 million in additional funding to meet our operating needs for the balance of our fiscal year. Operating costs for the nine months ended December 31, 2016 decreased by 7% compared to the same period in last year, reflecting additional steps we have taken to better match our operating expense with revenues. However, we commenced collective bargaining with the Writers Guild of America, East, Inc. (“WGAE”) in November 2015 and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget.  If planned revenues continue to be less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

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

Four customers individually accounted for more than 10% of net revenues for the three months ended December 31, 2016 ranging from approximately 11% to 27%. One customer accounted for approximately 24% of total revenue for the three months ended December 31, 2015. One customer accounted for approximately 25% of net revenues for the nine months ended December 31, 2016. One customer accounted for approximately 26% of net revenues for the nine months ended December 31, 2015. Five customers individually accounted for more than 10% of total accounts receivable as of December 31, 2016 ranging from approximately 13% to 17%. Five customers individually accounted for more than 10% of total accounts receivable as of March 31, 2016 ranging from approximately 10% to 17%.

Stock-Based Compensation

We account for stock-based compensation using the fair value method of accounting. The estimated fair value of the stock options granted is amortized on a straight-line basis over the vesting period of the stock. The vested options as of December 31, 2016 were reclassified from equity to liabilities and re-measured at fair value, such amounts totaled $818 at December 31, 2016. The liability will be reclassified back to equity once adequate authorized shares are approved by the shareholders. A summary of our stock incentive plans is discussed in Note 3 to our financial statements.

We granted options to acquire a total of 300,900 shares under the Salon Media Group, Inc. 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) during the nine months ended December 31, 2016. We also granted 12,654,318 shares pursuant to plans not approved by shareholders during the nine months ended December 31, 2016. We did not grant any options during the three months ended December 31, 2016. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended December 31,
	2016			2015
Risk-free interest rates	1.10%	-	1.15%	1.40%
Expected term (in years)	4.0	-	6.3	4
Expected volatility		393%		388%
Dividend yield		0%		0%

As noted above, the vested options as of December 31, 2016 were reclassified from equity to liabilities and re-measured at fair value. We applied the expected term of 6.3 years during the nine months ended December 31, 2016, to more appropriately estimate expectations of exercise behavior of the options. We will consistently apply this going forward until we are able to develop a refined method of estimating the period of time until option exercise. The expected stock price volatility is based on historical volatility of Salon’s stock over a period equal to the expected term of the options. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the service period of the stock options. We have not paid dividends in the past.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of December 31, 2016, the aggregate stock compensation remaining to be amortized to expense was $2,117. Salon expects this stock compensation balance to be amortized as follows: $128 during the remainder of fiscal year 2017; $646 during fiscal year 2018; $628 during fiscal year 2019; $590 during fiscal year 2020 and $125 during fiscal year 2021. The expected amortization reflects outstanding stock option awards as of December 31, 2016 expected to vest.

Reclassifications

Certain reclassifications, not affecting previously reported net income or loss or total assets, have been made to the previously issued financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

2.	Borrowing Agreements

Short-term Borrowings

In May 2007, we finalized a borrowing agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1,000 at a rate of prime less 0.25%. In September 2016, this credit agreement was transferred to Raymond James and Associates, Inc. (“Raymond James”) after Deutsche Bank Securities, Inc. sold its accounts. Our obligations under this agreement are guaranteed in their entirety by our former Chairman, John Warnock. The line of credit has been fully drawn as of December 31, 2016. Raymond James may demand repayment of amounts borrowed at any time. Additionally, Mr. Warnock may also choose to terminate his guarantee, which would trigger a demand for repayment. As of December 31, 2016, accrued interest on short-term borrowings totaled approximately $370.

As of December 31, 2016 and 2015, the weighted-average interest rate on the Company’s short-term borrowings was constant at approximately 3.5%.

Convertible Promissory Notes (Bridge Financing Agreement)

During the nine months ended December 31, 2016, we issued $200, $100 of which was issued to a related party, in convertible promissory notes that are convertible into shares of Common Stock upon our next private equity securities sales to one or more investors, in a transaction or a series of related transactions, resulting in aggregate proceeds to the Company of at least $1,000. The notes bear interest on the outstanding principal at the rate of two percent (2%) per annum.

Demand Promissory Notes

During the nine months ended December 31, 2016, we issued $550 in demand promissory notes that are convertible into shares of Common Stock upon our next private equity securities sales to one or more investors, in a transaction or a series of related transactions, resulting in aggregate proceeds to the Company of at least $1,000. The notes bear interest at the rate of four percent (4%) per annum. Additionally, $250 of the issued notes contain a conversion price that is deemed beneficial to the holders of the notes. Accordingly, the Company recorded non-cash interest expense of $250 for the additional value of the beneficial conversion feature in December 2016, the period of adjustment.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Related Party Advances

During each of the nine months ended December 31, 2016 and 2015, we received unsecured, interest-free cash advances totaling $350 and $1,665, respectively, to fund operations from Mr. Warnock. During the nine months ended December 31, 2016, we received unsecured, interest-free cash advances totaling $100 from William Hambrecht, Director and father of our Chief Financial Officer, as proceeds for the purchase of our shares of Series A Mandatorily Convertible Voting Preferred Stock (the “Series A Preferred Stock”) described in Note 6 of this Quarterly Report on Form 10-Q (“Form 10-Q”). We did not receive any cash advances from Mr. Hambrecht during 2015. During the quarter ended December 31, 2016, $8,341 of advances were converted to Preferred and Common Stock.

3.	Stock Option Plans

We have two equity incentive plans, the Salon Media Group, Inc. 2004 Stock Plan (the “2004 Stock Plan”) and the 2014 Stock Incentive Plan, as described in Note 7, “Employee Stock Option Plan,” of the notes to financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016. The 2004 Stock Plan expired on November 17, 2014 and no additional options may be issued under the 2004 Stock Plan.

We have granted options pursuant to plans not approved (“Non-Plan”) by shareholders. On June 9, 2016, we granted to our Chief Executive Officer an option to purchase 12,654,318 shares of Common Stock pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting in equal monthly installments over a four-year period commencing with the grant date. We did not grant any Non-Plan options during the three months ended December 31, 2016.

The following table summarizes activities under the 2004 Stock Plan, the 2014 Stock Incentive Plan and Non-Plan for the nine months ended December 31, 2016:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of March 31, 2016	7,242,000	$0.15	$124
Options granted under all plans and non-plan	12,955,000	$0.24
Exercised	(29,000)	$0.05
Expired and forfeited	(974,000)	$0.18
Outstanding as of December 31, 2016	19,194,000	$0.21	$109
Vested as of December 31, 2016	7,434,000	$0.16	$109
Vested and expected to vest as of December 31, 2016	11,988,000	$0.21	$109

Options totaling 12,955,218 shares were awarded during the nine months ended December 31, 2016. Options totaling 72,015 shares were awarded during the nine months ended December 31, 2015. The weighted-average fair value of options granted during each of the nine month periods ended December 31, 2016 and 2015 was $0.23 per share and $0.17 per share, respectively. The weighted-average fair value of options vested during each of the nine month periods ended December 31, 2016 and 2015 was $0.22 per share and $0.18 per share, respectively. A total of 28,541 shares of options were exercised during the nine months ended December 31, 2016.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Our Board of Directors (the “Board”) also approved a resolution on June 12, 2014 to amend the 2014 Stock Incentive Plan to comply with certain California Code of Regulations and Internal Revenue Service regulations. As of December 31, 2016, options totaling 2,748,567 were awarded to date under the 2014 Plan.

We recognized stock-based compensation expense of $412 and $262 during the nine months ended December 31, 2016 and 2015, respectively.

Due to insufficient total authorized shares of our Common Stock as of December 31, 2016, the vested options as of December 31, 2016 with a fair value of $818 were reclassified from equity to liabilities and re-measured at fair value and are presented under accounts payable and accrued liabilities. We expect the approval to increase the total authorized shares and amendment to our Restated Certificate of Incorporation to be completed during the next quarter ending March 31, 2017 and the liabilities to be reclassified back to equity.

4.	Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Numerator:
Net loss	$(6,272)	$(251)	$(7,987)	$(1,391)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	113,938,000	76,245,000	88,859,000	76,245,000

Basic and diluted net loss per share	$(0.06)	$-	$(0.09)	$(0.02)

Antidilutive securities including options and preferred stock not included in net loss per share calculation	116,388,000	8,920,000	116,388,000	8,920,000

5.	Commitments and Contingencies

On October 17, 2012, we signed an office lease agreement to relocate our San Francisco headquarters to 870 Market Street, San Francisco, California. The five-year lease for approximately 2,405 square feet, commenced on December 1, 2012 and will terminate on November 30, 2017.

On April 16, 2014, we entered into an office lease for corporate offices at 132 West 31st Street, New York, New York consisting of 6,523 square feet in rentable space. The lease commenced on July 1, 2014 and will expire on September 30, 2019. Upon execution of the lease, a deposit with Silicon Valley Bank in the form of a letter of credit of $204 was required. The term of the lease is five years with an effective base monthly rent expense of approximately $26. In August 2016, we informed our landlord of our intention to move out of the office space at 132 West 31st Street, and we engaged a property agent to find a sub-tenant for this space. In January 2017, we were asked to vacate the office space at 132 West 31st Street due to nonpayment of our monthly rent, and on January 30, 2017 we released the letter of credit of $204 to the landlord. We continue to be in discussions with the landlord of 132 West 31st Street to mitigate any future liabilities associated with this lease.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following summarizes our office lease commitments and short-term borrowings as of December 31, 2016:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years

Operating leases	995	$410	$585
Short-term borrowing	1,000	1,000	-
Interest on short-term borrowing	370	370	-
Related party advances	100	100	-
Convertible promissory notes	750	750	-
Total	$3,215	$2,630	$585

6.	Preferred Stock - Mezzanine Equity

As part of our committed efforts to raise capital, on January 24, 2017, we entered into a Purchase Agreement (the “Purchase Agreement”) with various investors to issue and sell to the investors in a private placement (the “Private Placement”) an aggregate principal amount of up to $1 million of the Company’s Series A Preferred Stock that will automatically convert into shares of common stock, par value $0.001 (the “Common Stock”), upon the filing of the Company’s Certificate of Amendment of Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Company has authorized the issuance and sale in the Private Placement of up to 2,417,471 shares of the Series A Preferred Stock, each of which is convertible into 100 shares of Common Stock, at the purchase price of $1.24 per share. We expect completion of the purchase and sale of the Series A Preferred Stock will occur in two stages and be completed during the quarter ending March 31, 2017. The holders of the shares of Series A Preferred Stock will not be entitled to receive dividends.

The terms of the Purchase Agreement stipulated that all previously issued Series C Preferred Stock and related party advances, with certain stated exceptions, are required to be exchanged into shares of Common Stock. On November 14, 2016, we entered into a stock exchange agreement (the “Stock Exchange Agreement”) with holders of our Series C Preferred Stock and related parties, including William Hambrecht, to exchange their 1,075 outstanding Series C shares and $8,341 in aggregate advances into 17,200,000 shares and 83,410,000 shares of Common Stock, respectively. However, the total of these exchanges when added to our Common Stock outstanding as of November 14, 2016, exceeded the 150,000,000 total authorized shares of Common Stock and would require authorization from a majority of shareholders to amend the Company’s Restated Certificate of Incorporation to authorize additional shares of Common Stock. Accordingly, Mr. Hambrecht and the Company agreed to amend the Stock Exchange Agreement so that Mr. Hambrecht would receive proportionately 268,840 shares of Series A Preferred Stock that automatically convert into 26,884,000 shares of Common Stock upon the increased share capitalization. Due to insufficient total authorized shares of our Common Stock as of December 31, 2016, these Series A Preferred shares are disclosed under mezzanine equity on our balance sheet. We expect the amendment to the Restated Certificate of Incorporation and the resulting increase in authorized shares of Common Stock to be completed during the quarter ending March 31, 2017 at which time Preferred Stock will be reclassified from mezzanine equity to stockholders’ deficit.

In event of a liquidation, the holders of the Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of Common Stock, and by reason of their ownership, an amount per share equal to two (2) times the original issue price of $1.24 per share of Series A Preferred Stock. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series A Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of December 31, 2016, dividends were never declared to the holders of Series A and Series C Preferred Stock.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

After payment of the full preferential amounts has been made to the holders of the shares of Series A Preferred Stock pursuant to the Certificate of Designation, if any remaining assets of the Company are available for distribution to stockholders, the holders of shares of Common Stock and Series A Preferred Stock shall be entitled to receive the remaining assets of the Company available for distribution to stockholders ratably in proportion to the shares of Common Stock then held by them and the shares of Common Stock to which they have the right to acquire upon conversion of the shares of Series A Preferred Stock held by them. Following the initial close of the Private Placement on January 26, 2017, the Series A Preferred Stock accounts for approximately 46% of outstanding shares on an as converted basis and assuming an increase in authorized share capital so that all shares can convert to Common Stock.

The holders of the shares of Series A Preferred Stock are entitled to vote together with the holders of the shares of Common Stock as though part of that class, and they are entitled to vote on all matters and to that number of votes equal to the largest number of whole shares of Common Stock into which the shares of Series A Preferred Stock could be converted.

Neither the shares of Series A Preferred Stock nor the underlying shares of Common Stock have been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such act or an applicable exemption from registration requirements.

The exchange rate and common equivalent shares of our Series A Preferred Stock as of December 31, 2016 are as follows:

		Per share	Common
	Shares	Exchange	Equivalent
Preferred Stock	Outstanding	Rate	Shares
Series A	268,840	100.000	26,884,000
Total	268,840		26,884,000

Preferred Deemed Dividend

In connection with the January 24, 2017 private placement of shares of the Company’s Common Stock, the conversion price of the Series C Preferred Stock was reduced effective November 14, 2016, from $0.15 to $0.10 per share of Series C Preferred Stock. Following this adjustment, each share of Series C Preferred Stock was convertible into the number of shares of Common Stock obtained by dividing two (2) times the Series C original issue price, $800, by the adjusted conversion price of $0.10 per share, resulting in each share of Series C Preferred Stock being convertible into approximately 17,200,000 Common Stock. The adjusted conversion price generated additional value to the convertibility feature of the Series C Preferred Stock. Accordingly, the Company recorded a non-cash preferred deemed dividend of approximately $0.86 million for the additional value of the beneficial conversion feature in December 2016, the period of the adjustment.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

7.	Subsequent Events

On January 4, 2017, we received $50 in the form of a Demand Promissory Note from a related party. The Note bears interest at the rate of 4% per annum and the entire principal plus any accrued interest is due upon demand by the holder of the Note.

Purchase Agreement

On January 24, 2017, we entered into the Purchase Agreement with Hambrecht 1980 Revocable Trust, Spear Point Capital LLC, Hershey Strategic Capital LP, Jordan Hoffner, Pershing LLC as Custodian, Jordan Jon Hoffner IRA Rollover, Larry Hoffner, Eu Revocable Trust, TEC Opportunities Fund I LP, and Thomas R. Wolzien IRA R/O E*TRADE as custodian (each, a “Purchaser” and together, the “Purchasers”) to issue and sell to the Purchasers in the Private Placement an aggregate principal amount of up to $1 million of the Company’s Series A Preferred Stock that will automatically convert into shares Common Stock upon the filing of the Company’s Certificate of Amendment of Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Company has authorized the issuance and sale in the Private Placement of up to 2,417,471 shares of the Series A Preferred Stock, at the purchase price of $1.24 per Share. In addition, prior to executing the Purchase Agreement, the Company agreed to issue 448,153 shares of the Series A Preferred Stock pursuant to the Stock Exchange Agreement and the Bridge Financing (as discussed in “2. Borrowing Agreements – Convertible Promissory Notes (Bridge Financing Agreement)”).

We expect that the completion of the purchase and sale of the shares of Series A Preferred Stock will occur in two stages, each a “Closing.” The initial Closing (the “Initial Closing”) occurred on January 26, 2017. The final Closing (the “Final Closing”) shall occur no later than February 23, 2017, or as soon thereafter as may be practicable. The Final Closing will include only investors who have indicated interest in participating in the Private Placement.

In addition to certain customary representations and warranties, indemnification rights and closing conditions, the Purchase Agreement contained (i) certain demand and piggyback registration rights, (ii) a right of Spear Point Capital Fund LP, a Purchaser, to propose for election three (3) directors to the Board, and (iii) the condition that all related party advances and shares of Series C Preferred Stock were converted into shares of Common Stock or Series A Preferred Stock, where, upon the Initial Closing, the only outstanding capital stock of the Company will be Common Stock and the shares of Series A Preferred Stock.

The shares of Series A Preferred Stock have the following rights and privileges. The shares (i) shall have a par value of $0.001, (ii) shall not be entitled to receive any dividends, (iii) shall carry a number of votes equal to the number of shares of Common Stock issuable upon their conversion into Common Stock, and (iv) shall be convertible, on a 100:1 basis, into shares of Common Stock.

On January 25, 2017, the Company obtained an Irrevocable Proxy from each of William Hambrecht and John Warnock, stockholders who collectively own approximately 82.44% of the outstanding shares of Common Stock of the Company, pursuant to which each such stockholder caused such shares to be voted in favor of the approval of the Company’s Certificate of Amendment of Restated Certificate of Incorporation, and there exists a vote sufficient to adopt such amendment.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The issuance of the shares of Series A Preferred Stock pursuant to the Purchase Agreement is being made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.

The Purchase Agreement was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2017 and incorporated by reference herein.

Board of Directors

The Board, having obtained sufficient vote by the directors and having accepted the resignation of four (4) previously serving directors, elected three (3) new directors to the Board: (i) Richard MacWilliams, (ii) Rodney Bienvenu, and (iii) Trevor Colhoun. Previously serving directors, Deepak Desai, George Hirsch, James Rosenfield, and John Warnock resigned from the Board upon the election of Mr. MacWilliams, Mr. Bienvenu, and Mr. Colhoun. The Board currently consists of (i) Jordan Hoffner, (ii) William Hambrecht, (iii) Richard MacWilliams, (iv) Rodney Bienvenu, and (v) Trevor Colhoun.

Lease settlement

In August 2016, we informed our landlord at our office space at 132 West 31st Street, New York, New York, of our intention to move out of the premises, and we engaged a property agent to find a sub-tenant for this space. The lease for this space commenced on July 1, 2014 and will expire on September 30, 2019. In January 2017, we were asked to vacate the office space at 132 West 31st Street due to nonpayment of our monthly rent, and on January 30, 2017 we released the letter of credit of $204 to the landlord. We continue to be in discussions with the landlord of 132 West 31st Street to mitigate any future liabilities associated with this lease.

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

We have a history of significant losses and expect to incur a loss from operations, based on generally accepted accounting principles, for our fiscal year ending March 31, 2017 and potentially for future years. BPM LLP, Salon’s independent registered public accounting firm for the years ended March 31, 2016, 2015, and 2014, included a “going-concern” audit opinion on the financial statements for those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses, liquidity issues and absence of current profitability. Our stock price and investment prospects have been and could continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

During the December 2016 quarter, we continued a shift in our strategy as led by the appointment on May 23, 2016 of Jordan Hoffner as our new Chief Executive Officer. The new strategy focuses on diversifying our product and editorial mix with video production and distribution as key drivers. In addition, major efforts have been made to broaden our editorial coverage in order to attract a larger and more diversified audience, which in turn can be packaged for advertisers who increasingly are utilizing programmatic advertising channels to reach the audience they are targeting. Our focus on high quality editorial continued to drive a significant audience to our Website, which was boosted by the U.S. Presidential election and a strong news cycle. However, we faced stiff competition from both new and larger websites for online advertising campaigns, while industry trends shifted toward increased use of agency and software-based approaches to buying online advertising. As a result, our direct ad sales have continued to decline and we have increasingly relied on third-party agencies to sell ads on our Website through programmatic advertising open marketplaces. The highlights of our December 2016 quarter are listed below:

Highlights from Quarter ended December 31, 2016

●	Our December 2016 quarter continued to be impacted by industry trends that have prevailed in the past year; direct advertising revenue continued to decline and software-based “programmatic” advertising sales and video advertising products have dominated the digital advertising landscape as, according to an eMarketer report dated September 26, 2016, the market size of programmatic advertising spending in the United States will be $31.7 billion which represents 78% of all digital ad spending. As a result of a continued decline in our direct advertising, our revenues fell 37% to $1.2 million in the quarter ended December 31, 2016 versus $2.0 million in the same period in 2015, and decreased 34% to $3.5 million for the nine months ended December 31, 2015 versus $5.3 million in the same period in the prior year. We have begun to make the necessary changes to our infrastructure to capture the greater programmatic opportunity. In addition, we have also launched video content on our Website to attract high cost-per-thousand-impression (“CPM”) video advertising, and have implemented technology to allow better management of our advertising inventory and better targeting for our advertisers. This has allowed us to improve our CPM by approximately 10% in December 2016 compared to the same month last year. However, the higher CPMs were offset by a decline in traffic from the same period last year, which led to a smaller inventory of ad products to sell, and a decline in revenues.

●

Net losses were $6.3 million during the three months ended December 31, 2016, and $8.0 million for the nine months ended December 31, 2016, an increase from $0.3 million and $1.4 million, respectively, during the same periods last year. The increase in losses resulted from a decrease in revenues, a less significant decrease in operating expenses to $2.2 million and $6.2 million for the corresponding periods, non-cash preferred deemed dividend and interest expense in connection with our preferred stock financing.

●

Average unique visitors to the Salon.com Website during the December 2016 quarter was 13.2 million, a decrease of 16% compared to the quarter ended December 31, 2015, and an increase of 11% compared to the quarter ended September 30, 2016, according to data compiled by Google Analytics. We attribute the decline since the December 2015 quarter primarily to changes in the algorithms used by Facebook to promote news content, which led to lower referral traffic from Facebook. We also had a decline in referral traffic major sites like Yahoo and Twitter, and implemented software to remove non-human traffic, which also contributed to the decline. We attribute the rise in traffic to our Website since the September 2016 quarter to be a result of improved Search Engine Optimization (SEO) and social media operations, original reporting and the busy news cycle around the Presidential election. Our strong growth in search traffic that has in part offset the decline in referral traffic by Facebook over the course of the last several quarters.

●

We have continued to roll out our strategy to produce original video content focused on news, politics and entertainment under the banner of “Salon Talks”. Our goal is to add high quality diversified content to our Website, and to attract premium video advertising that commands higher CPMs as compared to display advertising. We achieved nearly 30 million video views during the December quarter, compared to roughly 300,000 in the December 2015 quarter. We have begun a process to upgrade our video technology so we can better monetize these video views with high CPM pre-roll advertising. As a result of our efforts, we received positive critical recognition as we were selected as a finalist for Magazine Industry Newsletter's (“MIN”) 2016 Best of the Web Awards in the category of Scripted/Unscripted Video or Series for our Salon Talks video series.

●

Editorial highlights from this quarter focused primarily on coverage of the 2016 Presidential election. 47 of the Top 50 stories in the December 2016 quarter were about the Presidential election and the resulting Trump Presidency. Other notable stories included a first-hand reporting of the Standing Rock protests, a widely-read article about the launch of reality TV show focused on the KKK, and a video depicting racist remarks by a Kentucky fire chief that went viral on social media. We were proud that our exclusive reporting of the Standing Rock protests was widely linked to by social media and other media sources, and contributors, Heather Digby Parton and Carrie Sheffield were both referenced by “The Week” magazine for their political analysis. In addition, our original reporting on the Hamilton Electors via exclusive interviews was picked up broadly by other news outlets.

●	We continued collective bargaining with the WGAE for our editorial staff during the quarter.

●

Social media continues to be a major source of referral traffic, despite a decline in traffic from this source due to changes in the algorithms used by Facebook to promote publisher content. We will continue to optimize content to be shared on social media with a special focus on our mobile platforms, and continue to test ad products that monetize page views that are outside of our publishing platform. In addition, we have been actively using Facebook Live to bolster our video offerings. In December 2016, we had approximately 945,000 Facebook “likes,” and 910,000 Twitter followers.

●

Mobile users accounted for an average of 65% of all users in the December 2016 quarter, which is down slightly from 68% in September 2016 quarter and up from 57% in the December 2015 quarter. Over the past fiscal year, we have tested new mobile advertising products and upgraded the ad experience for both our users and advertising customers, with the goal to better monetize our mobile traffic.

●

We continually work toward leaner, more efficient technological systems through automation, improved architecture and adoption of emerging best practices. In the past quarter, we continued to implement improvements to our ad technology platform, our ad delivery and our ability to monetize user information while also expanding our video offerings.

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

Interest expense includes accrued interest on our outstanding debt and non-cash interest resulted from the conversion feature of our promissory notes.

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

Advertising revenues, derived from the sale of promotional space on our Website, comprised 80% and 86% of our revenues, respectively, for the nine months ended December 31, 2016 and 2015. The duration of the advertisements is generally short-term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Our obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, we defer recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

Accounting for Stock-Based Compensation

We account for stock-based compensation under ASC 718 and recognize the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based compensation expense of $412,000 and $262,000 during the nine months ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an aggregate of $2,117,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $128,000 during the remainder of fiscal 2017; $646,000 during fiscal 2018; $628,000 during fiscal 2019; $590,000 during fiscal 2020 and $125,000 during fiscal 2021. The expected amortization reflects only outstanding stock option awards as of December 31, 2016 expected to vest. We expect to continue issuing stock-based awards to our employees in future periods.

Due to insufficient total authorized shares of our Common Stock as of December 31, 2016, the vested options as of December 31, 2016 totaling $818,000 were reclassified from equity to liabilities and re-measured at fair value. We expect the approval to increase the total authorized shares and amendment to our Restated Certificate of Incorporation to be completed during the next quarter ending March 31, 2017 at which point the liabilities will be reclassified back to equity.

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

Results of Operations for the Three and Nine Months Ended December 31, 2016 Compared to the Three and Nine Months Ended December 31, 2015

Net revenue

Net revenue decreased 37% to approximately $1.2 million for the three months ended December 31, 2016 from approximately $2.0 million for the three months ended December 31, 2015. Net revenue decreased 34% to approximately $3.5 million for the nine months ended December 31, 2016 from approximately $5.3 million for nine months ended December 31, 2015.

Advertising revenues decreased 47% to approximately $0.9 million for the three months ended December 31, 2016 from approximately $1.7 million for the three months ended December 31, 2015. Direct ad sales were approximately 19% and programmatic ad sales were approximately 81% of total advertising revenue for the three months ended December 31, 2016.

Advertising revenues decreased 39% to approximately $2.8 million for the nine months ended December 31, 2016 from approximately $4.6 million for the nine months ended December 31, 2015. Direct ad sales were approximately 18% and programmatic ad sales were approximately 82% of total advertising revenue for the nine months ended December 31, 2016. The decrease in total advertising revenue was a result of transitions in both our editorial and advertising sales teams, lower average traffic and a continued significant industry shift by advertisers from direct sales advertising to software-based programmatic advertising.

Revenues from all other sources, mostly referral fees, increased 58% to approximately $0.4 million for the three months ended December 31, 2016, and decreased 7% to approximately $0.7 million for the nine months ended December 31, 2016. The overall decreases were attributed to lower revenues from a renewed referral fee customer agreement.

Expenses

Production and content

Production and content expenses increased 16% to approximately $1.2 million for the three months ended December 31, 2016 from approximately $1.0 million for the three months ended December 31, 2015. Production and content expenses increased 6% to approximately $3.1 million for the nine months ended December 31, 2016 from approximately $2.9 million for the nine months ended December 31, 2015. The increases were mainly attributed to the production of video content and increased internet hosting.

Sales and marketing

Sales and marketing expenses decreased 47% to approximately $0.2 million for the three months ended December 31, 2016 from approximately $0.4 million for the three months ended December 31, 2015. Sales and marketing expenses decreased 43% to approximately $0.7 million for the nine months ended December 31, 2016 from approximately $1.3 million for the nine months ended December 31, 2015. The decreases were mainly attributed to personnel changes.

Technology

Technology expenses remained relatively flat from a year ago at approximately $0.3 million for the three months ended December 31, 2016. Technology expenses decreased 17% to approximately $0.9 million for the nine months ended December 31, 2016 from approximately $1.0 million for the nine months ended December 31, 2015. The decreases were mainly attributed to personnel changes.

General and administrative

General and administrative expenses increased 22% to approximately $0.6 million for the three months ended December 31, 2016 from approximately $0.5 million for the three months ended December 31, 2015. This increase was mainly attributed to higher stock compensation costs. General and administrative expenses remained relatively flat from a year ago at approximately $1.5 million for the nine months ended December 31, 2016.

Interest expense, net

Interest expense for the three and nine months ended December 31, 2016 were $4.4 million and $4.5 million respectively, compared to an immaterial $0.01 million and $0.03 million for the same periods a year ago. These increases were mainly attributed to non-cash interest from the beneficial conversion feature of our convertible promissory notes.

Liquidity and capital resources

Net cash used in operations was approximately $1.0 million for the nine months ended December 31, 2016. The principal uses of cash during the nine months ended December 31, 2016 were to fund the $7.1 million net loss, $4.4 million non-cash interest expense and the net activities from various working capital and non-cash items for the period. The accounts receivable, net as of December 31, 2016 of approximately $0.8 million, represent primarily advertising sales during the period, and are expected to be collected within the next four months.

Net cash used in investing activities was approximately $0.3 million for the nine months ended December 31, 2016. The principal use of cash in these investing activities was to re-design of our Website and, to a lesser extent, purchase of computing equipment.

Net cash provided by financing activities was approximately $1.2 million and $1.7 million for the nine months ended December 31, 2016 and 2015, respectively, reflecting mainly cash advances from related parties and convertible promissory notes.

We estimate we will require approximately $0.75 million in additional funding to meet our operating needs for the remaining three months ending March 31, 2017. However, we commenced collective bargaining with the WGAE and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.  During the current and previous fiscal years, we have relied on funding from related parties. In this fiscal year through February 14, 2017, Mr. Warnock, our former Chairman who resigned subsequent to December 31, 2016, has provided $0.35 million in cash advances.

During the nine months ended December 31, 2016, we issued $200 in convertible promissory notes that are convertible into Common Stock upon our next equity securities sales to one or more investors, in a transaction or a series of related transactions, resulting in aggregate proceeds to the Company of at least $1,000. The notes bear interest on the outstanding principal at the rate of two percent (2%) per annum, $100 of which was issued to a related party.

During the nine months ended December 31, 2016, we issued $550 in demand promissory notes. The notes bear interest at the rate of four percent (4%) per annum and the entire principal plus any accrued interest is due upon demand by the holder.

During the nine months ended December 31, 2016, William Hambrecht provided $100 in advance as part of a financing to be finalized in the next quarter. If we were not able to obtain additional funding from related parties or others, we would be required to curtail or discontinue operations, or consider other alternatives.

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2016:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years

Operating leases	995	$410	$585
Short-term borrowing	1,000	1,000	-
Interest on short-term borrowing	370	370	-
Related party advances	100	100	-
Convertible promissory notes	750	750	-
Total	$3,215	$2,630	$585

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We maintain all of our cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, we entered into a credit agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1.0 million at a rate of prime less 0.25% which subjects us to interest rate risk. In September 2016, this credit agreement was sold to Raymond James. We feel that the risk of a rate change is not material as we contemplate having a maximum of only $1.0 million of variable rate debt outstanding during our fiscal year ending March 31, 2017. As of December 31, 2016, we had $1.0 million plus accrued interest outstanding under this agreement, payable on demand. As we conduct all of our business in the United States, we are not subject to foreign exchange risk.

Item 4.	Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (December 31, 2016), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

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

Salon has historically lacked significant revenues and has a history of losses

We have a history of significant losses and expect to incur a loss from operations, based on generally accepted accounting principles, for our fiscal year ending March 31, 2016 and to be determined in future years. Even if we attain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than we anticipate, or continue to decline as we saw in the quarter ended December 31, 2016, or operating expenses exceed expectations, financial results will most likely be severely harmed and our ability to continue operations will be seriously jeopardized.

BPM LLP, Salon’s independent registered public accounting firm for the fiscal years ended March 31, 2012 through 2016 included a “going-concern” audit opinion on the financial statements for each of those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the “going-concern” opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

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

We have relied on related parties for significant investment capital

We have relied on cash infusions from related parties to fund operations for many years. The related parties are primarily John Warnock, former Chairman of the Board who resigned subsequent to December 31, 2016, and, to a lesser extent in recent years, William Hambrecht. William Hambrecht is a Director and the father of our former CEO and current Chief Financial Officer, Elizabeth Hambrecht. During the current fiscal year, through February 14, 2017, Mr. Warnock and Mr, Hambrecht have contributed $0.35 million and $0.10 million, respectively, in cash advances to fund our operations. In addition, William Hambrecht, Elizabeth Hambrecht, Jordan Hoffner and Larry Hoffner, the father of CEO Jordan Hoffner, were purchasers in the Private Placement that closed an initial $1 million on January 26, 2017.

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

Our principal stockholders exercise a controlling influence over our business affairs and may make business decisions with which non-principal stockholders disagree, which may affect the value of non-principal stockholders’ investments

As of January 26, 2017, upon the initial closing of the Private Placement of an aggregate principal amount of $1 million of our Series A Preferred Stock, approximately 72% of our voting securities are controlled, directly or indirectly by John Warnock, William Hambrecht and Spear Point Capital Fund, LP. These three investors, if aligned, could combine to make business decisions with which non-principal stockholders disagree, and which may affect the value of the non-principal stockholders’ investments.

Future sales of significant number of shares of our Common Stock by principal stockholders could cause our stock price to decline

As of December 31, 2016, our directors and officers owned approximately 148 million shares of Common Stock, on an as converted basis, and assuming an increase in authorized share capital that will allow the shares of Series A Preferred Stock to convert into shares of Common Stock. The 148 million shares as converted represent approximately 46% of post-offering fully diluted ownership, following the initial close of the Private Placement completed on January 26, 2017. As our shares of Common Stock are normally thinly traded, if our principal stockholders were to sell their shares of Common Stock, the per share price of our shares of Common Stock could be adversely affected.

Our stock has been, and will likely continue to be, subjected to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and which may prevent our stockholders from reselling Common Stock at a profit

The securities markets can experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could affect the market price of our shares of Common Stock, regardless of our operating performance. In addition, our stock is thinly traded. Even a few transactions, whether in response to disappointment in our expected operating results or for any other reason, could cause the market price of our shares of Common Stock to decrease significantly.

Holders of our shares of Series A Preferred Stock are entitled to potentially significant liquidation preferences of Salon’s assets over holders of our shares of Common Stock in the event of a liquidation event

Holders of shares of Series A Preferred Stock have liquidation preferences over holders of shares of Common Stock of the first approximately $0.7 million in potential sales proceeds as of December 31, 2016. If a liquidation event were to occur, the holders of shares of Series A Preferred Stock would be entitled to receive the first $0.7 million of cash distributions. Holders of shares of Series A Preferred Stock are not entitled to receive dividends per the Certificate Designation of Preferences, Rights and Limitations of the Series A Preferred Stock. Upon the filing of the amendment to the Restated Certificate of Incorporation and resulting increase in our authorized share capital, all shares of Series A Preferred Stock will automatically convert into shares of Common Stock. The filing of the amendment to the Restated Certificate of Incorporation and the automatic conversion are expected to be completed during the quarter ending March 31, 2017.

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

Technologies and software applications have been developed for PC and mobile devices that can block or allow users to opt out of display advertising, delete or block cookies used to deliver advertising, or move advertising to less optimal placements to suppress view-ability. Most of our advertising revenue is derived from display or video advertisements on our Website. As a result, ad-blocking technologies or software could reduce the number of display or video advertisements which could result in decreased revenue.

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

Our certificate of incorporation and bylaws include a provision relating to special meetings of our shareholders that may deter or impede hostile takeovers or changes of control or management. Special meetings of stockholders may be called only by the Board pursuant to a resolution adopted by a majority of the total number of authorized directors (whether or not there exist any vacancies in previously authorized directorships at the time any such resolution is presented to the Board for adoption) or by the holders of not less than 10% of all of the shares entitled to cast votes at the meeting. This provision may have the effect of delaying or preventing a change of control.

In addition, employment agreements with certain executive officers provide for the payment of severance and acceleration of the vesting of options and restricted stock in the event of termination of the executive officer following a change of control of Salon. These provisions could have the effect of discouraging potential takeover attempts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)	Exhibits.

31.1	Certification of Jordan Hoffner, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Elizabeth Hambrecht, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Jordan Hoffner, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of Elizabeth Hambrecht, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

  SALON MEDIA GROUP, INC.

Dated: February 14, 2017	/s/ Jordan Hoffner
Jordan Hoffner
Chief Executive Officer

Dated: February 14, 2017	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht
Chief Financial Officer