Form 10-K
period 2017-03-31
SALON MEDIA GROUP INC
filed 2017-06-23
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,954,000 based on the closing sale price of the registrant’s Common Stock on June 1, 2017. Shares of Common Stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to have been affiliates of Salon Media Group, Inc. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 1, 2017 was 150,000,000 shares.

FORM 10-K

SALON MEDIA GROUP, INC.

PART I

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, cash-flow breakeven timing, financing, economic conditions, Internet advertising market performance, social media and other non-web opportunities and revenue sources. Although Salon Media Group, Inc. (“Salon”, the “Company”, “Our” or “We”) believes its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth above and in Salon’s public filings. Salon assumes no obligation to update any forward-looking statements except as required by law.

Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth in “Risk Factors.” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are elsewhere in this Annual Report. In this Annual Report, the words “anticipates”, “believes”, “expects”, “estimates”, “intends”, “future” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1. Business

OVERVIEW

The Salon Media Group is a technology-based advertising media business that wholly owns and operates an online news website called salon.com (“Salon.com”) that is committed to fearless journalism.  Our award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary, articles, podcasts, and original video about politics, culture, entertainment, sustainability, innovation, technology and business.

Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. In 1999, we had our initial public offering. In 2001, we adopted the name Salon Media Group, Inc. Our common stock is traded in the over-the-counter market and our stock symbol is SLNM.PK.

Highlights from Fiscal Year 2017

During the fiscal year ended March 31, 2017 (“fiscal year 2017”), we continued to execute our business strategy (see “Salon Strategy” below) to refine and broaden our editorial products in order to attract a premier audience that should attract more advertising, and increase our revenues. Our focus on high quality editorial attracted a continued robust audience to our Website in fiscal year 2017. However, we faced increased competition from both new and larger websites for online advertising campaigns, while industry trends continued a shift toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business where we directly sell audience packages based on real time advertising demand as well as engaging third-party agencies to sell ads on our Website through programmatic advertising open marketplaces, and placed less emphasis on a traditional media sales effort. The highlights of our fiscal year 2017 are listed below:

●

In the fiscal year ended March 31, 2017, our financial results continued to be impacted by industry trends that have prevailed over the past year; direct advertising revenue continued to decline and software-based “programmatic” advertising sales and video advertising products have dominated the digital advertising landscape. As a result of the continued decline in direct advertising, our total revenue in the fiscal year 2017 decreased 34% to $4.6 million. Following the market trend, 84% of our advertising revenue in fiscal year 2017 was generated by programmatic selling, and 16% by our direct sales team which focused mostly on high impact and higher cost-per-thousand-impression (“CPM”) custom video advertising. We have been making changes to our infrastructure to capture the greater programmatic opportunity for our display and video advertising inventory, and will continue to focus our efforts to allow better management of our advertising inventory and targeting for our advertisers. This has allowed us to improve our CPMs from our programmatic advertising by 25% in the March 2017 quarter as compared to the March 2016 quarter. However, the higher programmatic CPMs were offset by a decline in traffic from the same period last year, which led to a smaller inventory of ad products to sell, and a decline in revenues.

●

Net loss for the fiscal year 2017 was $10.4 million, a 432% increase from $2.0 million in the fiscal year ended March 31, 2016 (“fiscal year 2016.”) The increase in net loss was mainly attributed to a $5.6 million increase in non-cash interest expense from the prior year and an approximate $0.9 million in non-cash preferred deemed dividends, both recorded for the beneficial conversion feature of capital raising transactions during the fiscal year 2017. Operating expenses of $8.5 million for the fiscal year 2017 decreased 4% from the prior year.

●

We have continued to roll out our strategy to produce original video content focused on news, politics, and entertainment under the banner of “Salon Talks.” Our goal is to add high quality diversified content to our Website, and to attract premium video advertising that commands higher CPMs as compared to display advertising. We achieved nearly 30 million video views in the December 2016 quarter, and about 15 million in the March 2017 quarter, a short-term decline as we shifted our video technology to allow better monetization of these video view with high CPM pre-roll advertising. As a result of our efforts, we received positive critical acclaim as we were selected as a finalist for Magazine Industry Newsletter’s (“min”) 2016 Best of the Web Awards in the category of Scripted/Unscripted Video or Series for our Salon Talk video series, and again in min’s 2017 Magazine Media Awards for Video Excellence - original video.

●

Our focus on growing traffic has shifted from volume to quality, in order to maximize our ability to monetize our page views with higher CPM video and display advertising. Average monthly unique visitors to the Salon.com Website during the fiscal year 2017 was 12.7 million, compared to the average number of monthly users in fiscal year 2016 of 16.6 million, which is a decrease of 23%. We attribute the decline primarily to the changes in the algorithms used by Facebook to promote news content, which led to lower referral traffic from Facebook. We also had a decline in referral traffic from major sites like Yahoo and Twitter, and implemented software to remove non-human traffic, which also contributed to the decline. The traffic low point during the fiscal year 2017 was the month of September 2016, when the site attracted 9.6 million unique visitors and 28.6 million page views. Since September 2016, we have returned to growth, with Google referrals in the six months to March 2017 increasing 21%, Facebook referrals increasing 17% and unique visitors increasing 8%.

●

We continued collective bargaining with the Writers Guild of America, East, Inc. (“WGAE”) during the year. As we do not yet have an agreement with our union employees, we remain uncertain how it will impact our financial status, or if it will have a negative impact on our ability to obtain additional financing, if necessary.

●

We were proud to be honored for our excellence in journalism during the fiscal year. In April 2017, Salon was named an honoree for the 2016 Webby Awards for its Online Film & Video, Video Remixes and Mashups category, for our Donald Trump/Big Lebowski mashup. We received further positive critical recognition for our video as we were selected as a finalist for min’s 2016 Best of the Web Awards in the category of scripted/unscripted video or series for our Salon Talks video series, and again in min’s 2017 Magazine Media Awards for Video Excellence - original video. Life essay contributor Susan Shapiro won an American Society for Journalists and Authors award for her 2016 Yom Kippur essay, “The Foregiveness Tour.” And, we are proud that our Editor-at-Large, D. Watkins has collaborated on the new season of the podcast “Undisclosed” which dives into the case of Freddie Gray and the Baltimore police.

●

Mobile users accounted for 60% of all users as of March 2017, which is down slightly from 62% at March 2016. We continue to have a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens. We also have increased focus on monetization of mobile traffic through implementation of native and other mobile-optimized advertising.

●

Social media continues to be a major source of referral traffic, at approximately 27.6% of Website visitors as of March 31, 2017, and a significant focus across the Company. We make regular updates to the Website to optimize content to be shared on social media with a special focus on our mobile platforms. In March 2017, we had approximately 965,000 Facebook “likes,” and 953,000 Twitter followers.

●

We restructured our advertising team during the fiscal year to focus our efforts on programmatic advertising, while continuing to pursue on a selective basis high value direct campaigns that incorporate custom creative applications, pre-roll video advertising and seamless video integrations. As a result of changes we have made to the composition of our sales team, we have added expertise in programmatic marketplaces that should allow us to optimize the sale of our advertising inventory.

●

We continually work toward leaner, more efficient technological systems through automation, improved architecture and adoption of emerging best practices. Throughout the year, we began a process to redesign our Website, made technological updates to our browser, tablet, mobile, and watch platforms with a focus on video, mobile and advertising and ad blocking.

Salon Strategy

In May 2016, we adopted a new strategy alongside the appointment of Jordan Hoffner as Chief Executive Officer (“CEO”). Our strategy focuses on improving monetization of our user base by innovating our ad technology in order to better match our highly educated and affluent users with advertisers. In the past few years, we have successfully attracted a sizeable user base, which in fiscal year 2017 averaged 12.7 million users per month who consumed an average of 35.5 million page views per month. Our number of page views translates to our number of viewer impressions that can be sold to our advertisers, and offers opportunities to develop business relationships with companies that want access to our attractive user base. We currently sell our impressions to advertisers programmatically based on Run of Site private marketplaces, or at times, based on editorial content that falls in a particular vertical such as “Movies” or “Innovation.” The CPM is driven by market demand for our content, and the general demographics of our audience. Going forward, the CPM that we can charge our advertisers will increasingly be based on our ability to deliver highly targeted and defined users to our advertiser, and we expect to achieve higher CPMs as we can deliver more detailed information about our users.

Our strategy is predicated on the following core principles: (1) create high quality diversified content that meets our users’ and advertisers’ interests; (2) hire the best possible talent to create centers of excellence and (3) innovate to bring great products to our users and advertisers. Our focus on these core principles underpins our goal to continue to grow our user base, and to develop new strategies around Website monetization that will provide opportunity for future growth.

In fiscal year 2018, our goal is to continue our mission of creating fearless journalism and making the conversation smarter, while anticipating continued shifts in the online advertising market to better monetize our Website. To reach our goals, and to achieve profitability, we will push ahead in the following areas:

●	Develop a broader mix of provocative content in addition to the core areas of news and politics, building off the original definition of a “salon” as a center of intellectual discussion
●

Deepen our editorial coverage by adopting a broader array of story-telling methods, such as continuing to expand our video content, audio podcasts and other visual products, with an unwavering commitment to high quality content and fearless journalism

●	Integrate into our advertising approach a deeper focus on new advertising products that match our high-quality user with appropriate advertisers using data and innovative ad products

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

In fiscal year 2017, we continued to expand our breaking news coverage with a focus on the 2016 Presidential Election. Using data analytics in real-time, we can assess where our users’ interests are shifting, and respond by determining content, site layout and structure to best suit their needs in the moment. In fiscal year 2018, we intend to respond to users’ interests by hosting more dynamic content, such as increased numbers of video, slideshows and images, as well as by expanding further into content areas such as innovation and lifestyle. We will expand into new content areas by reallocating internal resources, as well as continue to have content partnerships to diversify our content offerings across various verticals.

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

Video is popular with our users, and as a result in fiscal year 2017 we continued to develop more Salon-branded video content. In fiscal year 2018, in order to achieve widespread video integration, we have expanded our video editorial team, and will trial partnerships to gain access to premium video content, and implement new technology to improve viewability. Video is in high demand with our advertisers. In fiscal year 2017, we took initial steps to monetize our original video with pre-roll programmatic and direct advertising campaigns. We plan to expand the monetization of video through improved technology, wider advertising demand sources, and premium video ad products.

Web browsers and applications on mobile platforms are a significant area of audience growth and ad revenue in the online news industry, in particular as social media users have increasingly adopted usage on their mobile phones. Our users continue to move to mobile at record rates, and as of March 2017, mobile browsers accounted for 60%, of our unique visitors. Social media has also become a key driver of users for us, consistent with trends for other online news sites. The importance in Website traffic from social media was underpinned by the significant increases in the number of Facebook “likes” to more than 965,000, and Twitter followers to 953,000. Although social media traffic can be variable due to changes in their approach to news content, the large number of “likes” and “followers” ensures that Salon content is pushed out to a large audience of readers on a daily basis. In fiscal year 2018, we plan to continue our efforts to build our audience on social media, and place more emphasis on other emerging platforms, through a continuation of the strategies we have employed in the past two years.

In fiscal year 2018, we are working on a Website and advertising architecture redesign aimed at improving the user experience. As part of this effort, we will continue exploring new products that meet the immediate needs of our mobile users, building out new advertising products for video and mobile and improving our security and scaling capabilities.

A Deeper Focus on New Advertising Products that Match our User with Appropriate Advertisers

In order to expand our base of advertisers and increase our advertising revenues, we plan to integrate into our advertising approach a deeper focus on new advertising products that match our high-quality user with appropriate advertisers using data and innovative ad products. This includes adding software and data capabilities to understand our users better and match their interests with advertisers more closely. Once these mechanisms are fully in place, we plan to leverage our capabilities beyond Salon.com.

Path to Profitability

Our operating losses in fiscal year 2017 increased compared to fiscal year 2016 despite continued attempts to make adjustments to our revenue model in order to increase advertising revenues. Due to an industry shift in advertising dollars toward programmatic and video advertising, and a decline in traffic during the year, our direct advertising declined 71% and programmatic advertising decreased 26% leading to total advertising revenues decreasing 41% in fiscal year 2017. At the same time, our production costs remained constant from a year ago, which resulted in higher losses.

Entering fiscal year 2018, we plan to build off of the progress we made in increasing CPMs in our advertising through programmatic marketplaces, and take advantage of an active news cycle to increase our page views and video views. We will also further increase our popular video products, to optimize the higher CPMs achieved by pre-roll advertising. Furthermore, in April 2017, we took steps to reduce further our expense base and shift resources to content that will generate higher CPM advertising. Given these changes, we anticipate that fiscal year 2018 will better align production costs with our revenue potential in an effort to reach profitability.

OUR BUSINESS

We target an educated, culturally engaged audience interested in original thinking and reporting on the day’s big stories. We pursue that audience by featuring a diverse array of voices and perspectives, and covering a wide range of topics including politics, race, religion, culture, entertainment, sustainability, innovation, technology and business.

Salon.com Website

Video

Launched in July 2016, video is our fastest growing product, with more than 200 videos produced for our Salon Talks interview series since its launch. Airing first on Facebook Live, the interviews are cut into approximately 2 minute highlights that are shown on the Salon website. Interview highlights include TV personality and chef Anthony Bourdain, satirist PJ O’Rourke, academy award winner Jeffrey Rush, musician David Byrne among others.

News

Breaking news fast – and what it means. Whether it's the U.S. presidential election, Black Lives Matters, the firing of FBI Director James Comey, or analysis about Supreme Court nominations, we surround stories as they happen – with dedicated writers, extensive videos, podcasts and smart columnists who put important news into immediate context.

Politics

Fearless, independent and sophisticated coverage of the most important stories from Washington and around the world, delivered by respected veterans like Amanda Marcotte and D. Watkins, and the brightest analysts on the Web (Heather Digby Parton, Bob Cesca, Lucian Truscott III, and more.) Our political coverage starts early in the morning and is updated all day with new pieces, all designed to drive the conversation – and keep our readers ahead of it.

Entertainment

Our writers and critics are just as obsessed with the latest offerings on Netflix, Amazon and HBO, and the coolest and hottest new books and movies as our readers are. Our entertainment coverage is edgy, exhaustive, fast as we mine the intersections between culture and politics.  Our writers include Andrew O’Hehir (film), Melanie McFarland (TV), and Mary Beth Williams and Gabriel Bell (pop culture).

Life

Our popular life essays go in-depth on the most complicated and deeply personal topics – sex, parenting, family, relationships, religion, work and so many more – and are written both by famous writers as well as the most daring and interesting new voices. A recent Life story titled “The Craziest OKCupid Date Ever” was recently optioned as a major motion picture.

Innovation

Our innovation section combines the personal and political – issues of climate change, the future of energy and transportation, organic food, and politicization of science all receive authoritative coverage. Innovation is all about thinking differently and cultivating those ideas to make progress. This is where users find the latest big ideas, both inside and outside the world of technology, and other amazing stories designed to make readers go wow.

Podcasts

Launched in 2017, our podcast series offers a new platform for our journalists to tell stories, and our users to get access to Salon coverage on audio. Anchored by the weekly “Chauncey De Vega Show,” twice weekly “Bob Cesca Show,” and the twice monthly “Salon Mix,” these podcasts explore a range of topics from RuPaul and the power of drag, to Cuban tourism, the Sioux tribe defending Standing Rock, and beyond.

Revenue Sources

Advertising is our primary source of revenue. Internet advertising revenues accounted for 78% of revenues in fiscal year 2017. Revenue from referring users to third party websites primarily accounted for the remainder 22% of revenues in fiscal year 2017.

Internet advertising is affected by broad economic conditions, like other forms of advertising, but overall it has continued its upward trend even through the Great Recession. According to the 2016 IAB Internet Advertising Revenue Report conducted by PricewaterhouseCoopers, the compound annual growth rate (“CAGR”) over the past ten years for Internet advertising in the United States was 16%, which has significantly outpaced the U.S. current dollar GDP growth of 3% over the same period. Furthermore, since 2012, Internet advertising growth was fueled by an 87% CAGR in mobile, compared to a 6% growth in non-mobile revenues. Internet advertising revenue in the United States totaled $72.5 billion in 2016, a 21.8% increase from $59.6 billion 2015. In the quarter ended December 2016, the sources for advertising revenues were non-mobile search (22%), mobile (including search, display and video formats) (53%), non-mobile display advertising (19%) and other (including classifieds, lead generation and other unspecified) (6%). Notably, mobile advertising grew 68% in 2016, jumping to the largest ad format. Within the non-mobile display advertising segment, banner ads accounted for 12% and digital video accounted for 7% of advertising revenues. Also, according to an eMarketer report from April 2017, U.S. based programmatic advertising spending will be over $32.5 billion, a 27% increase from $25.5 billion in 2016.

The bulk of online advertising remains concentrated in a relatively small number of dominant Internet companies, with the top ten companies accounting for 73% of online advertising in the December 2016 quarter, and another 10% captured by the next tier of companies ranked 11th through 25th. Therefore, we believe our market opportunity falls roughly at 17% of the online advertising market, or $12.3 billion.

The primary factor in our ability to increase our advertising revenues in future periods is growth in our audience. Attracting more unique visitors to our Website is important because these users generate additional page views, and each page view becomes a potential platform for advertisements. Advertising comprises video, banners, rich media, and other interactive ads across our desktop, tablet, mobile browser and apps platforms. Advertisers pay for advertising based on a CPM, and different platforms attract different CPMs. CPMs for mobile have been less than for desktop. Videos and sponsored content on mobile devices continue to grow in popularity and can demand a higher CPM. We believe that continuing to add videos and sponsored content to our mobile platform and improving and optimizing the platform’s design will help increase revenues from our mobile platform.

Overall, monthly unique visitors to our Website have grown from 6.3 million in March 31, 2011 to a peak of 19.6 million in June 30, 2015, and has reverted to 10.4 million in March 31, 2017. Our full year average monthly unique visitors were 5.4 million, 6.4 million, 10.6 million, 11.2 million, 16.9 million, 16.6 million and 12.7 million in fiscal years 2011, 2012, 2013, 2014, 2015, 2016 and 2017, respectively. These fluctuations overall reflect changes in content areas on our Website over this period, improved search engine optimization, and adjustments in social media algorithms. The table below reflects unique monthly visitors to our Website from fiscal year 2011 through fiscal year 2017. Unique visitors in the period from March 2011 to May 2013 included traffic to an affiliated website that has since been shut down.

Source: Google Analytics

Sales and Marketing

As a news and lifestyle Website that competes against much larger websites, we have sought to distinguish ourselves in the marketplace by offering customized, innovative and integrated advertising products that appeal to users and seamlessly and organically incorporate our advertising clients and their objectives into our Website. We work with our programmatic advertising partners to launch advertisements that match our high-quality audience, and innovate with new products as they become available.

Our sales and marketing office is located in both San Francisco and New York, with three advertising sales and operations employees who actively solicit orders as of March 31, 2017.

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

In fiscal year 2015 we continued to make technological updates to our browser, tablet and mobile platforms with a focus on video presentation, mobile, advertising technologies and analytics integrations. We continued to make updates to our site recirculation and integrated with messaging app. We optimized the site content for social media platforms, mobile and search engine optimization. We increased our site security and stability, by adding internal tools that provide powerful new techniques for site management, troubleshooting, and internal analytics. We began the process of shifting our browser site to utilize an API that provides comprehensive data source for all platforms.

In fiscal year 2016, we worked on a Website redesign focused primarily on our article pages, aimed at improving our users’ experience. As part of this effort, we continued building out new advertising products for video and mobile, expanded our social media integration, improved our security and scaling capabilities, and explored new products that meet the immediate needs of our mobile users.

In fiscal year 2017, we launched a Website redesign that will put in place a publishing infrastructure that can better take advantage of current technologies. The redesign will allow a better user experience as a result of quicker load time, and improved re-circulation of Salon content on each page, and improved monetization due to improved viewability of ads on our website. As a part of this redesign, we will continue to build new products for video and mobile, expand our social media integration, and improve security and scaling capabilities.

Competition

The bulk of online advertising remains concentrated in a relatively small number of dominant Internet companies, with the top ten companies accounting for 73% of online advertising in the December 2016 quarter, and another 10% captured by the next tier of companies ranked 11th through 25th. Therefore, we believe our market opportunity falls roughly at 17% of the online advertising market, or $12.3 billion. We compete for advertising revenues with numerous websites, including major portals such as Yahoo/AOL, major search engines such as Google, major social networks such as Facebook and Twitter, and other online large media publications such as Buzzfeed, Huffington Post, New York Times, Washington Post, MSNBC and CNN.com. We also compete with many smaller news and politics-oriented Websites, such as Slate, The Daily Beast, The Atlantic, Talking Points Memo, Politico and Axios for staff, audience and advertising sales.

Infrastructure and Operations

We have created a flexible publishing structure that enables us to develop our content while responding quickly to news events and to take advantage of the ease of distribution provided by the Internet. Our content is deployed on our proprietary software platform and captured in a database for reuse in Web and other formats. The content on our Website has been structured to facilitate being found by search engines, a key driver in increasing traffic to our Website, and optimized for sharing on social networks. In fiscal year 2018, we are working on a Website and advertising architecture redesign aimed at improving the user experience. As part of this effort, we will continue exploring new products that meet the immediate needs of our mobile users, building out new advertising products for video and mobile and improving our security and scaling capabilities

Our Website is hosted on cloud-based virtual servers running open-source Linux operating systems and various open-source web and network software packages. Our top technical priority is the fast and reliable delivery of pages to our users. Our systems are designed to handle traffic growth and network failures by balancing the requests among several pools of servers across the globe that automatically scale to match traffic demands. We rely on multiple tiers of redundancy/failover and third-party Content Delivery Network to achieve our goal of 24 hours, seven-days-a-week Website uptime. Regular automated backups protect the integrity of our data. Our servers are continuously monitored by numerous third-party and open-source monitoring and alerting tools.

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

Employees

As of March 31, 2017, Salon has 39 full-time employees, and 5 part-time employees. We believe our relations with our employees are good. We started collective bargaining with our non-supervisory editorial employees in November 2015, and the results of this process are uncertain. Our future success is highly dependent on our ability to attract, hire, retain and motivate talented personnel.

ITEM 1A. Risk Factors

Salon’s business faces significant risks. The risks described below may not be the only risks Salon faces. Additional risks that are not yet known or that are currently immaterial may also impair its business operations or have a negative impact on its stock price. If any of the events or circumstances described in the following risks actually occurs, its business, financial condition or results of operations could suffer, and the trading price of its shares of common stock (the “Common Stock”) could decline. The Risk Factors set forth below have not materially changed from those included in our Fiscal 2016 Annual Report.

Salon has historically lacked significant revenues and has a history of losses

We have a history of significant losses and expect to incur a loss from operations, based on accounting principles generally accepted in the United States of America, for our fiscal year ending March 31, 2018 and to be determined in future years. Even if we attain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than we anticipate or operating expenses exceed expectations, financial results will most likely be severely harmed and our ability to continue operations will be seriously jeopardized.

BPM LLP, Salon’s independent registered public accounting firm for the fiscal years ended March 31, 2012 through 2017 included a “going-concern” audit opinion on the financial statements for each of those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the “going-concern” opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

The Company has operated in the past principally with the assistance of interest free advances from related parties, and more recently by financing rounds in fiscal year 2017. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We have relied on related parties for significant investment capital

We have relied on cash infusions from related parties to fund operations for many years. The related parties are primarily John Warnock, former Chairman of the Board who resigned subsequent to December 31, 2016, and William Hambrecht. William Hambrecht is a Director and the father of our current Chief Financial Officer (“CFO”), Elizabeth Hambrecht. During the fiscal year ended March 31, 2017, Mr. Warnock and Mr. Hambrecht have contributed $0.35 million and $0.10 million, respectively, in cash advances to fund our operations.

On January 24, 2017, Salon entered into a Purchase Agreement (the “Purchase Agreement”) with purchasers identified therein (each, a “Purchaser” and together, the “Purchasers”) to issue and sell to the Purchasers in a private placement (the “Private Placement”) shares of Salon’s Series A Mandatorily Convertible Voting Preferred Stock (the “Series A Preferred Stock”). As a condition to issuance of the Series A Preferred Stock, all related-party cash advances from Mr. Warnock and Mr. Hambrecht, $5,428,000 and $2,913,000 respectively, were to be converted into a total of 83,410,000 shares of Common Stock at a conversion price of $0.10 per share. Mr. Warnock received 54,280,000 shares of Common Stock. Due to the Company’s insufficient authorized shares of Common Stock, Mr. Hambrecht further agreed to receive 2,246,017 shares of Common Stock and 268,840 shares of Series A Preferred Stock which will automatically convert into 26,883,983 shares of Common Stock upon the filing of the Amendment and resulting increase in authorized shares of Common Stock, which is expected to occur during the quarter ending September 30, 2017. As reported in Salon’s Current Reports on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on January 27, 2017 and March 27, 2017, the initial Closing (the “Initial Closing”) of $1 million and the second closing of $0.2 million were completed on January 26, 2017 and March 23, 2017, respectively.

Mr. Hambrecht, Elizabeth Hambrecht, Jordan Hoffner and Larry Hoffner, the father of our CEO Jordan Hoffner, were purchasers in the Initial Closing of the Private Placement. Mr. Jordan Hoffner, CEO, Ryan Nathanson, Chief Operating Officer, and Jordana Brondo, Chief Revenue Officer, were also purchasers in the second closing of the Private Placement.

Curtailment of cash investments and borrowing guarantees by related parties would detrimentally impact our cash availability and our ability to fund our operations.

We started collective bargaining with our non-supervisory editorial employees, and the results of this process are uncertain

On August 3, 2015, the WGAE became the collective bargaining representative of Salon’s non-supervisory editorial employees. We commenced collective bargaining with the WGAE in November 2015. Should this collective bargaining process result in an agreement that would not permit us to obtain additional funding, there can be no assurance that we will be able to continue our current business.

Our principal stockholders exercise a controlling influence over our business affairs and may make business decisions with which non-principal stockholders disagree, which may affect the value of non-principal stockholders’ investments

As of March 31, 2017, after completion of the initial and second closings of the Private Placement of an aggregate principal amount of $1.2 million of the Series A Preferred Stock, approximately 68% of our voting securities are controlled, directly or indirectly by John Warnock, William Hambrecht and Spear Point Capital Fund, LP. These three investors, if aligned, could combine to make business decisions with which non-principal stockholders disagree, and which may affect the value of the non-principal stockholders’ investments.

Future sales of significant number of shares of our Common Stock by principal stockholders could cause our stock price to decline

As of March 31, 2017, our directors and officers owned approximately 136 million shares of Common Stock, on an as converted basis, and upon the increase in authorized share capital upon the filing with the Secretary of State of the State of Delaware of the Certificate of Amendment of Restated Certificate of Incorporation (the “Amendment”) after the final closing of the Private Placement. The increased authorized share capital will allow the shares of Series A Preferred Stock to convert into shares of Common Stock, pursuant to the terms of the Purchase Agreement. The 136 million shares, as converted, represent approximately 47% of post-offering fully diluted ownership, following the Initial and second closing of the Private Placement. As our shares of Common Stock are normally thinly traded, if our principal stockholders were to sell their shares of Common Stock, the price per share of our shares of Common Stock could be adversely affected.

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

Holders of our shares of Series A Preferred Stock are entitled to potentially significant liquidation preferences of Salon’s assets over holders of our shares of Common Stock in the event of a liquidation event

Holders of shares of Series A Preferred Stock have liquidation preferences over holders of shares of Common Stock of the first approximately $3.5 million in potential sales proceeds as of March 31, 2017. If a liquidation event were to occur, the holders of shares of Series A Preferred Stock would be entitled to receive the first $3.5 million of cash distributions. Holders of shares of Series A Preferred Stock are not entitled to receive dividends, pursuant to the Certificate Designation of Preferences, Rights and Limitations of the Series A Preferred Stock. Upon the filing of the Amendment and resulting increase in our authorized share capital, the shares of Series A Preferred Stock will automatically convert into shares of Common Stock. The filing of the Amendment and the resulting automatic conversion are expected to occur during the quarter ending September 30, 2017.

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

Internet users increasingly use mobile devices rather than PCs to access the Internet.  Approximately 60% of our monthly users are now visiting our Website on mobile devices.  As mobile platforms encompass a larger share of our readers, our ability to grow advertising revenue is increasingly dependent on our ability to generate revenue from ads displayed on mobile devices.  While we plan to continue to devote technology resources to support our mobile browser product and advertising products, if our mobile browser product and advertising products for mobile devices do not attract and retain users and advertisers to generate mobile revenue, our operating and financial results will be adversely impacted. We are dependent upon our products operating on mobile operating systems we do not control. The mobile phone manufacturer and its operating systems might block access to our Website or make it hard for users to find our Website through their devices, or block certain ads or charge us for delivery of ads, all of which would harm our operations and suppress revenue potential.

Technologies and software applications could block our advertisements, which could harm our operating results.

Technologies and software applications have been developed for PC and mobile devices that can block or allow users to opt out of display advertising, delete or block cookies used to deliver advertising, or move advertising to less optimal placements to suppress view-ability. Most of our advertising revenue is derived from display or video advertisements on our Website. As a result, ad-blocking technologies or software could reduce the number of display or video advertisements, which could result in decreased revenue.

If we cannot increase referrals from social media platforms, our ability to attract new unique visitors and maintain the engagement of existing unique visitors could be adversely affected.

As the behavior of internet consumers continues to change, distribution of our content, products and services via traditional methods may become less effective, and new distribution strategies may need to be developed. Consumers are increasingly using social networking sites such as Facebook and Twitter, to communicate and to acquire and disseminate information. As consumers migrate towards social networks, we continue to build social elements into our content, products and services in order to make them available on social networks and to attract and engage consumers on our Website and mobile platforms. There is no guarantee that we will be able to successfully integrate our content with such social networking or other new consumer trends. Even if we are able to distribute our content, products and services effectively through social networking or other new or developing distribution channels, this does not assure that we will be able to attract new unique visitors or generate additional pageviews that can be monetized by our advertising sales team.

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

Our success depends on our key personnel, including our executive officers, and the loss of key personnel, including our CEO, could disrupt our business

Our success greatly depends on the continued contributions of our senior management and other key sales, marketing and operations personnel. While we have employment agreements with some key management, these employees may voluntarily terminate their employment at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. We do not have key person insurance policies in place for these employees.

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

Our technology development efforts may not be successful in improving the functionality of our network, which could result in reduced traffic on our Website or reduced advertising revenues

We are constantly upgrading our technology to manage our Website. During the last several years, we redesigned our Website homepage and vertical sections. In addition, we are creating new technology for new products that we expect to launch on an ongoing basis. If these systems do not work as intended, or if we are unable to continue to develop these systems to keep up with the rapid evolution of technology for content delivery, our Website may not operate properly, which could harm our business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm our business. Moreover, complex software products such as our online publishing platform frequently contain undetected errors or shortcomings, and may fail to perform or scale as expected. Although we have tested and will continue to test our systems, errors or deficiencies may be found in these systems that could adversely impact our business.

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

Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic

Our Website, Salon.com, and content management system run on cloud computing hosted by Amazon Web Services, which are in a facility in Herndon, Virginia. Any disruption of Amazon’s cloud computing platform could result in a service outage. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our Website and could cause advertisers to terminate any agreements with us. In addition, we could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for losses that may occur due to any failures of or interruptions in our systems. We do not presently have a formal disaster recovery plan.

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

Due to the factors noted above and the other risks discussed in this section and throughout this Annual Report on Form 10-K (the “Form 10-K”), one should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that some future periods’ results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our Common Stock may decline.

Provisions in Delaware law and our charter, stock option agreements and offer letters to executive officers may prevent or delay a change of control

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent a Delaware corporation from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation’s assets unless:

●	the board of directors of Salon (the “Board”) approved the transaction in which the stockholder acquired 15% or more of the corporation’s assets;

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

●	on or after such date, the merger or sale is approved by the Board and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

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

On April 16, 2014, we entered into an office lease for corporate offices at 132 West 31st Street, New York, New York consisting of 6,523 square feet in rentable space. The lease commenced on July 1, 2014 and will expire on September 30, 2019. In August 2016, we informed our landlord of our intention to move out of the office space at 132 West 31st Street, and we engaged a property agent to find a sub-tenant for this space. In January 2017, we were asked to vacate the office space at 132 West 31st Street due to nonpayment of our monthly rent, and on January 30, 2017 we released the letter of credit of $204 to the landlord to settle the unpaid rent. We continue to be in discussions with the landlord of 132 West 31st Street to mitigate any future liabilities associated with this lease.

ITEM 3. Legal Proceedings

Salon is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Information with respect to the quarterly high and low sales prices for Salon’s Common Stock, ticker symbol SLNM.PK, for its fiscal years 2017 and 2016, based on sales transactions reported by the OTC (Over-The-Counter) Bulletin Board is provided below:

	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2017		March 31, 2016
For the quarter ended	High	Low	High	Low
June 30	$0.24	$0.10	$0.16	$0.13
September 30	0.34	0.12	0.20	0.13
December 31	0.29	0.06	0.19	0.10
March 31	$0.35	$0.08	$0.16	$0.10

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

There were 78 top stockholders of record of Salon Common Stock as of June 1, 2017. This number was derived from Salon’s stockholder records, and does not include beneficial owners of Salon’s voting Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The closing price of Salon’s Common Stock on June 1, 2017 was $0.10 per share.

Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

Salon has never repurchased any of its equity securities.

Equity Compensation Plan Information

The following table provides information about Salon’s Common Stock that may be issued upon the exercise of options and rights under all of Salon’s existing equity compensation plans as of March 31, 2017, including the Salon Media Group, Inc. 2004 Stock Plan (the “2004 Stock Plan”), the Salon Media Group, Inc. 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) and the Salon Media Group, Inc. Non Plan Stock Option agreement (“Non-Plan”.)

Plan category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
	and rights	and rights	equity compensation
			plans, excluding
			securities reflected in
			column (a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,522,967	$0.15	9,546,681

Equity compensation plans not approved by security holders	12,654,318	$0.24	None

Total	19,177,285	$0.21	9,546,681

Equity Compensation Plans Not Approved by Security Holders

We have granted options pursuant to plans not approved by shareholders. On June 9, 2016, we granted to our CEO an option to purchase 12,654,318 shares of Common Stock pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting in equal monthly installments over a four-year period commencing with the grant date. We did not grant any subsequent Non-Plan options for the remaining fiscal year ended March 31, 2017.

ITEM 6. Selected Financial Data

	Amounts in thousands, except per share amounts
Year Ended March 31,	2017	2016	2015	2014	2013

Net revenues	$4,570	$6,959	$4,946	$6,004	$3,641
Gain from discontinued operations	$-	$-	$-	$-	$233
Net loss	$(10,430)	$(1,960)	$(3,940)	$(2,186)	$(3,936)
Basic and diluted net loss per share	$(0.10)	$(0.03)	$(0.05)	$(0.03)	$(0.72)
Weighted average common shares outstanding used in computing per share amounts (thousands)	103,935	76,245	76,245	73,923	5,443
Cash and cash equivalents	$183	$189	$229	$119	$96
Total assets	$1,343	$2,034	$1,605	$2,033	$1,299
Total long-term liabilities	$58	$69	$73	$2	$12

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Salon is a technology-based advertising media business that wholly owns and operates an online news website called Salon.com. We are committed to fearless journalism.  Our award-winning journalism combines original investigative stories and provocative personal essays along with quick-take commentary, articles, podcasts, and original video about politics, culture, entertainment, sustainability, innovation, technology and business. In our editorial product we balance two crucial missions: (1) providing original and provocative content on topics that the mainstream media overlook, and (2) filtering through the media chatter and clutter to help readers find the stories that matter.

Sources of Revenue

Most of Salon’s net revenues are derived from advertising from the sale of promotional space on its Website. The sale of promotional space is generally for less than ninety days in duration. Advertisers pay for advertising on a CPM. The primary factors in our ability to increase our advertising revenues in future periods are growth in our audience and the addition of higher CPM ad products, such as pre-roll video. Attracting more unique visitors to our Website is important because these returning users generate additional page views, and each page view becomes a potential platform for advertisements. Advertising comprises banners, video, rich media and other interactive ads. CPM varies by platform and CPMs for mobile have been less than for desktop, however in the recent quarter they have been increasing. Videos and sponsored content on mobile devices continue to grow in popularity and can demand a higher CPM. We believe that continuing to add videos and sponsored content to our mobile platform and improving and optimizing the platform’s design will help increase revenues from our mobile platform.

In addition, Salon generates revenue from referring users to third party websites. For fiscal year 2017, referral fees totaled $1.0 million, a 6% increase from $0.94 million in fiscal year 2016. We also generated nominal revenue from the licensing of content that previously appeared in Salon.

Our total net revenue and the sources thereof for the years ended March 31, 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended March 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Advertising	$3,542	78%	$5,988	86%	$4,518	91%
Subscription Program	6	<1%	7	<1%	12	<1%

Referral and Other	1,022	22%	964	13%	416	8%
Total	$4,570	100%	$6,959	100%	$4,946	100%

Operating Expenses

Production and content expenses consist primarily of salaries and related expenses for Salon’s editorial and production staff, payments to freelance writers and artists, bandwidth costs associated with serving pages on our Website and ad serving costs.

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and related personnel costs, travel, and other costs associated with Salon’s sales force and our business development efforts. It also includes marketing promotions.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon’s significant accounting policies are described in Note 2 to the financial statements included elsewhere in this Form 10-K. We believe accounting policies and estimates related to revenue recognition and accounting for debt and equity are the most critical to our financial statements. Future results may differ from current estimates if different assumptions or conditions were to prevail.

Stock Based Compensation

Salon accounts for stock-based compensation under Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (ASC 718) and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

We recognized stock-based compensation expense of $525,000, $302,000 and $285,000 during the years ended March 31, 2017, 2016 and 2015, respectively. As of March 31, 2017, we had an aggregate of $1,325,000 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock-based compensation balance to be amortized as follows: $439,000 during fiscal year 2018; $419,000 during fiscal year 2019; $395,000 during fiscal year 2020; and $72,000 during fiscal year 2021. The expected amortization reflects only outstanding stock option awards as of March 31, 2017. We expect to continue to issue stock-based awards to our employees in future periods.

Due to insufficient authorized shares of Common Stock as of November 11, 2016, the vested options as of this date with a fair value of $818,000, were reclassified from equity to liabilities and re-measured at fair value and are presented under accounts payable and accrued liabilities. The balance of the option liability was $931,000 as of March 31, 2017. We expect the Amendment to be filed during the quarter ending September 30, 2017 and the liabilities to be reclassified back to equity, upon the resulting increased authorization of shares of Common Stock.

The full impact of stock-based compensation in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of new long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock-awards granted, achievement of specific goals for performance-based grants, the fair value of the stock awards at the time of grant and the tax benefit that we may or may not receive from stock-based expenses. Additionally, stock-based compensation requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards.

Liquidity

Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2017, Salon had an accumulated deficit of $135.0 million. These losses have been funded primarily through the issuance of Common Stock from Salon’s initial public offering in June 1999, issuances of Preferred Stock, bank debt, the issuance of convertible notes payable and other advances from related parties.

BPM LLP, Salon’s independent registered public accounting firm for the years ended March 31, 2017, 2016 and 2015 has included a paragraph in their report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

Income Taxes

Salon has not recorded a provision for federal or state income taxes since inception due to recurring operating losses. As of March 31, 2017, Salon had net operating loss carryforwards of $93.3 million for federal income tax purposes that begin to expire in March 2019, and $29.7 million for California income tax purposes. As Salon has been incurring tax losses, $1.2 million of California net operating loss carryforwards expired as of March 31, 2017, and if Salon were to incur a tax loss for the fiscal year ending March 31, 2018, an additional $0.9 million of California net operating loss carryforwards will expire. Utilization of Salon’s net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California State provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets. The net valuation allowance increased $1.3 million during the year ended March 31, 2017 to $34.1 million. Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. These factors include Salon’s history of net losses since inception and expected near-term future losses.

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

Advertising revenues, derived from the sale of promotional space on its Website, comprised 78%, 86% and 91% of Salon’s net revenues for the fiscal years ended March 31, 2017, 2016 and 2015 respectively. The duration of the advertisements are generally short term, usually less than ninety days. Revenues derived from such arrangements are recognized during the period the advertising space is provided. Salon’s obligations typically include a guaranteed minimum number of impressions. To the extent minimum guaranteed amounts are not achieved, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are provided, if mutually agreeable to the advertiser. If these “make good” impressions are not agreeable to the advertiser, no further revenue is recognized.

Results of Operations

Fiscal Years Ended March 31, 2017 and 2016

Net Revenues

Salon’s net revenue from continuing operations decreased 34% to $4.6 million for the fiscal year ended March 31, 2017, from $7.0 million for the fiscal year ended March 31, 2016. The decrease is primarily due to a 41% decrease in overall advertising revenue offset by a 6% increase in referral fees.

Advertising revenues decreased 42% to $3.5 million for the fiscal year ended March 31, 2017, from $6.0 million for the fiscal year ended March 31, 2016. The decrease is primarily due to a decrease in programmatic advertising, which declined approximately 28% to $2.9 million for the fiscal year ended March 31, 2017, from $4.0 million for the fiscal year ended March 31, 2016. Direct advertising sales for the fiscal year ended March 31, 2017 also decreased 70% to $0.6 million from $2.0 million one year ago.

Two primary factors in our ability to increase advertising revenues in future periods are growth in our audience, and an increase in targeted advertising products that attract a higher CPM. Attracting more unique visitors to our Website is important because these users generate additional page views, and each page view becomes a potential platform for serving advertisements. Offering a targeted advertising product allows us to charge more for ad placement on our website. Advertisers pay for advertising based on a CPM, and different platforms attract different CPMs.

Due to various factors mainly attributed to shifts in how news media is promoted in the social media landscape, the annual average number of monthly unique Website visitors during fiscal year ended March 31, 2017 decreased 23% from one year ago to approximately 13 million. We reached an all-time high of approximately 17 million annual average number of monthly unique Website visitors during fiscal years ended March 31, 2015 and 2016. Aiding the growth in unique visitors to Salon’s Website during prior fiscal years is the migration of users to the Internet from print newspapers.

All other sources of revenue remained constant at approximately $1.0 million for each of the fiscal years ended March 31, 2017 and March 31, 2016.

Production and Content Expenses

Production and content expenses increased 8% to $4.2 million during the fiscal year ended March 31, 2017, compared to $3.9 million for the fiscal year ended March 31, 2016. The increase was primarily attributed to our focus on producing new editorial content, such as video, during the year.

Sales and Marketing Expenses

Sales and marketing expenses decreased 47% to $0.9 million during the fiscal year ended March 31, 2017, compared to $1.7 million for the fiscal year ended March 31, 2016. The decrease was primarily attributed to savings from personnel costs associated to the reorganization of our sales team and the elimination of social media advertising spend.

Information Technology Support Expenses

Information technology support expenses decreased 17% to approximately $1.2 million during the fiscal year ended March 31, 2017, compared to $1.4 million in the fiscal year ended March 31. 2016. The decrease was primarily attributed to savings from departmental personnel changes and the cancellation of consultant work.

General and Administrative Expenses

General and administrative expenses increased 18% to approximately $2.2 million during the fiscal year ended March 31, 2017, compared to $1.9 million in the fiscal year ended March 31, 2016. The increase was primarily attributed to non-cash stock-based compensation for new options granted to our CEO during the year and the fair value re-measurement of vested options due to insufficient total authorized shares of our Common Stock as of March 31, 2017.

Interest Expense

Interest expense increased significantly to $5.6 million during the fiscal year ended March 31, 2017, compared to $0.04 million for the fiscal year ended March 31, 2016. The increase was primarily attributed to non-cash charges from the beneficial conversion features of investor advances converted into shares of Common Stock and convertible debts converted into shares of the Series A Preferred Stock pursuant to the Private Placement.

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

Fiscal Years Ended March 31, 2016 and 2015

Net Revenues

Salon’s net revenue from continuing operations increased 41% to $7.0 million for the fiscal year ended March 31, 2016, from $4.9 million for the fiscal year ended March 31, 2015. The increase was primarily due to a significant increase in programmatic advertising revenue and referral fees.

Advertising revenues increased 33% to $6.0 million for the fiscal year ended March 31, 2016, from $4.5 million for the fiscal year ended March 31, 2015. The increase was primarily due to an increase in programmatic advertising which grew 60% to $4.0 million for the fiscal year ended March 31, 2016, from $2.5 million for the fiscal year ended March 31, 2015. Direct advertising sales for the fiscal year ended March 31, 2016 remained constant at approximately $2.0 million from one year ago.

A primary factor in our ability to increase advertising revenues in future periods is growth in our audience. Attracting more unique visitors to our Website is important because these users generate additional page views, and each page view becomes a potential platform for serving advertisements. Advertisers pay for advertising based on a CPM, and different platforms attract different costs-per-thousand impressions. Due to various factors, including concerted efforts to make Salon’s content more accessible to users, a better optimized Website to facilitate appearance in search engine results, and increasing the quantity of content, the annual average number of monthly unique Website visitors during fiscal year ended March 31, 2016 remained constant from a year ago at approximately 17 million. Aiding the continued growth in unique visitors to Salon’s Website is the migration of users to the Internet from print newspapers.

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

Liquidity and Capital Resources

Net cash used in operations was $1.5 million for the fiscal year ended March 31, 2017, $2.2 million for the fiscal year ended March 31, 2016 and $2.9 million for the fiscal year ended March 31, 2015. The principal use of cash during each of the fiscal years ended March 31, 2017, 2016 and 2015 was to meet the Company’s operating deficits.

Net cash used in investing activities was immaterial for each of the fiscal years ended March 31, 2017, 2016 and 2015 and was used primarily to fund the re-design of our Website and, to a lesser extent, purchase of computing equipment.

Net cash provided from financing activities was $1.8 million, $2.2 million and $3.0 million in proceeds from convertible promissory notes, issuance of preferred stock and short-term advances from related parties for each of the fiscal years ended March 31, 2017, 2016 and 2015 respectively.

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

Contractual Obligations

As of March 31, 2017, Salon has no outstanding convertible notes or capital leases and does not anticipate entering into similar debt instruments during its fiscal year ending March 31, 2018. The following table summarizes Salon’s contractual obligations as of March 31, 2017, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Total	1 Year or less	1 - 3 Years
Operating leases	$891	$388	$503
Short-term borrowing	1,000	1,000	-
Short-term borrowing interest	382	382	-
Total	$2,273	$1,770	$503

Capital Requirements

Salon has a history of significant losses and expects to incur a net loss from operations for its fiscal year ending March 31, 2018. Because of past losses, an anticipated loss next year and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for each of the years ended March 31, 2017, 2016 and 2015 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern. During the last three years, Salon has relied on cash from related party advances to meet its cash requirements.

Based on current cash projections, which contemplate a smaller operating loss and take into account $0.2 million in related party advances received subsequent to year end, Salon estimates that it will require approximately $1.0 to $1.5 million in additional funding to meet operating needs. Operating costs in fiscal year 2017 were stable compared to fiscal year 2016. Subsequent to the end of fiscal year 2017, we took steps to reduce our operating expenses by reducing headcount and not rehiring positions in which we had attrition, and ending certain non-core contracts. However, if planned revenues are less than expected, then we will not meet our operating targets and the projected cash shortfall may be higher. Salon is in discussions with potential investors, including related parties, to obtain additional funding.

There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

Salon has no off-balance sheet arrangements.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations – Clarifying the Definition of a Business,” which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of ASU 2017-01 to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)” which amends the Codification to incorporate SEC staff views regarding recently issued accounting standards and investments in qualified affordable housing projects. The guidance requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. ASU 2017-03 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We do not expect the adoption of ASU 2017-03 to have a material impact our financial position, results of operations, cash flows, or presentation thereof.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill in Step 2 of the goodwill impairment test. Under ASU 2017-04, goodwill impairment charges will be based on the excess of a reporting unit’s carrying amount over its fair value as determined in Step 1 of the testing. ASU 2017-04 is effective for interim and annual testing dates after January 1, 2019, with early adoption permitted for interim and annual goodwill impairment testing dates after January 1, 2017. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)”, which clarifies the scope and application of ASC Topic 610-20 on accounting for the sale or transfer of nonfinancial assets, that is an asset with physical value such as real estate, equipment, intangibles or similar property. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

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

In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company is evaluating the full impact this guidance will have on its financial statements.

In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. Subsequent to the release of this guidance, the FASB has issued additional updates intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard both at transition and on an ongoing basis. The new standard and related amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods. The Company is evaluating the full impact this guidance will have on its financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, Salon entered into a credit agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1.0 million, plus accrued interest, at a rate of prime less 0.25% which will subject Salon to interest rate risk. In September 2016, this credit agreement was transferred to Raymond James and Associates, Inc. (“Raymond James”) after Deutsche Bank Securities, Inc. sold its accounts. Our obligations under this agreement are guaranteed in their entirety by former Chairman of the Board, John Warnock. The line of credit has been fully drawn as of March 31, 2017. Rates remained at a constant level throughout most of fiscal year 2017. Salon feels that the impact of the risk of future rate increases will not have a material impact. As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

ITEM 8. Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Salon Media Group, Inc.

We have audited the accompanying balance sheets of Salon Media Group, Inc. (“the Company”) as of March 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salon Media Group, Inc. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $135.0 million as of March 31, 2017. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BPM LLP

San Francisco, California

June 23, 2017

SALON MEDIA GROUP, INC. BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2017	2016
Assets
Current assets:
Cash	$183	$189
Accounts receivable, net of allowance of $15 and $20	663	1,348
Prepaid expenses and other current assets	159	127
Total current assets	1,005	1,664

Property, software development and equipment, net	305	69
Other assets, principally intangibles and deposits	33	301
Total assets	$1,343	$2,034
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$1,000	$1,000
Related party advances	-	7,991
Accounts payable and accrued liabilities	3,194	1,257
Deferred revenue	7	-
Total current liabilities	4,201	10,248

Deferred rent	58	69
Total liabilities	4,259	10,317
Commitments and contingencies (Note 8)

Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,427,229 and 0 shares issued and outstanding as of March 31, 2017 and March 31, 2016 (liquidation value of $3,540 as of March 31, 2017 and $0 as of March 31, 2016, respectively)	6,862	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 and 1,075 shares outstanding as of March 31, 2017 and March 31, 2016 (liquidation value of $0 and $2,564 as of March 31, 2017 And March 31, 2016, respectively)	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 150,000,000 shares issued and outstanding as of March 31, 2017 and 76,245,442 shares issued and outstanding as of March 31, 2016	150	76
Additional paid-in capital	125,053	116,192
Accumulated deficit	(134,981)	(124,551)
Total stockholders’ deficit	(9,778)	(8,283)
Total liabilities, mezzanine equity and stockholders' deficit	$1,343	$2,034

See accompanying notes to financial statements.

SALON MEDIA GROUP, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2017	2016	2015

Net revenue	$4,570	$6,959	$4,946

Operating expenses:
Production and content	4,250	3,927	3,942
Sales and marketing	878	1,672	1,783
Technology	1,181	1,417	1,309
General and administrative	2,194	1,862	1,813
Total operating expenses	8,503	8,878	8,847

Loss from operations	(3,933)	(1,919)	(3,901)
Interest expense, net	(5,637)	(41)	(39)
Net loss	(9,570)	(1,960)	(3,940)
Preferred deemed dividend	(860)	-	-
Net loss attributable to common stockholders	$(10,430)	$(1,960)	$(3,940)

Basic and diluted net loss per share	$(0.10)	$(0.03)	$(0.05)

Weighted average shares used in computing basic and diluted net loss per share	103,935	76,245	76,245

See accompanying notes to financial statements.

 SALON MEDIA GROUP, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except preferred stock shares)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance, March 31, 2014	1,075	$-	76,245	$76	$115,605	$(118,651)	$(2,970)

Stock-based compensation	-	-	-	-	285	-	285
Net loss	-	-	-	-	-	(3,940)	(3,940)
Balance, March 31, 2015	1,075	-	76,245	76	115,890	(122,591)	(6,625)

Stock-based compensation	-	-	-	-	302	-	302
Net loss	-	-	-	-	-	(1,960)	(1,960)
Balance, March 31, 2016	1,075	-	76,245	76	116,192	(124,551)	(8,283)

Shares converted from preferred stock	(1,075)	-	17,200	17	(17)	-	-
Shares converted from related party advances	-	-	56,526	57	5,596	-	5,653
Shares converted from convertible notes	-	-	-	-	2,826	-	2,826
Preferred deemed dividend on conversion of Series C convertible preferred stock	-	-	-	-	860	(860)	-
Shares from options exercise	-	-	29	-	2	-	2
Stock-based compensation	-	-	-	-	412	-	412
Reclassification of options to liabilities	-	-	-	-	(818)	-	(818)
Net loss	-	-	-	-	-	(9,570)	(9,570)
Balance, March 31, 2017	-	-	150,000	$150	$125,053	$(134,981)	$(9,778)

See accompanying notes to financial statements.

SALON MEDIA GROUP, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(9,570)	$(1,960)	$(3,940)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of fixed assets, net	11	-	-
Bad debt expense and change in allowance for doubtful accounts	(5)	35	14
Stock-based compensation	525	302	285
Depreciation	35	34	35
Changes in assets and liabilities:
Accounts receivable	690	(509)	587
Prepaid expenses and other assets	236	14	(57)
Accounts payable, accrued liabilities and deferred rent	995	(78)	192
Non-cash interest expense	5,585	-	-
Deferred revenue	7	-	-
Net cash used in operating activities	(1,491)	(2,162)	(2,884)

Cash flows from investing activities:
Purchase of property and equipment	(282)	(43)	(41)
Net cash used in investing activities	(282)	(43)	(41)

Cash flows from financing activities:
Proceeds from short-term borrowings and advances	450	2,165	3,035
Proceeds from issuance of common stock	2	-	-
Proceeds from issuance of preferred stock	515	-	-
Proceeds from convertible promissory notes	800	-	-
Net cash provided by financing activities	1,767	2,165	3,035

Net increase (decrease) in cash	(6)	(40)	110
Cash, beginning of year	189	229	119
Cash, end of year	$183	$189	$229

Supplemental schedule of non-cash financing activities:
Conversion of unsecured advances into preferred stock	$2,788	$-	$-
Conversion of unsecured advances into common shares	$5,653	$-	$-
Preferred deemed dividend in connection with preferred stock financing	$860	$-	$-
Conversion of stock options to liabilities	$818	$-	$-
Mark to market adjustment of options liability	$113	$-	$-

 See accompanying notes to financial statements.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 1.  The Company

Salon Media Group, Inc. (“Salon”, “the Company” or “We”) is an Internet media company that produces a content Website with various subject-specific sections. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

Note 2.  Summary of Significant Accounting Policies

Basis of presentation

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit as of March 31, 2017 of $134,981. In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2018. During the last three years, Salon has relied on cash from related-party advances to meet its cash requirements. Based on current cash projections, which contemplate a smaller operating loss and take into account $0.2 million in related party advances received subsequent to year end, Salon estimates it will require between $1.0 and $1.5 million in additional funding to meet operating needs. Operating costs in fiscal year 2017 were stable compared to fiscal year 2016. Subsequent to the end of fiscal year 2017, we took steps to reduce our operating expenses by reducing headcount and not rehiring positions in which we had attrition, and ending certain non-core contracts. However, if planned revenues are less than expected, then we will not meet our operating targets and our projected cash shortfall may be higher. Salon is in discussions with potential investors, including related parties, to obtain additional funding. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Segment and enterprise-wide reporting

Salon discloses segment enterprise-wide information in accordance with ASC 280, “Segment Reporting.” Based upon definitions contained within ASC 280, management has determined that Salon operates in one segment. In addition, substantially all revenues are in the United States, and all of the long-lived assets are located within the United States.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit with banks and investments that are readily convertible into cash and have original maturities of three months or less. There were no cash equivalents as of March 31, 2017 and 2016.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Accounts receivable, net

Accounts receivable are stated net of doubtful accounts. Salon estimates the collectibility of the accounts receivable balance and maintains allowances for estimated losses. Salon analyzes accounts receivable, historical bad debts, receivable aging, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

Software and website development costs

The Company accounts for website development costs in accordance with “ASC” 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred. Information technology support expenses to develop new product offerings for internal use are capitalized as software and website development costs and are amortized over the expected useful live. Expenses supporting our Website re-design, which is still in progress, were capitalized during fiscal year 2017, the aggregate of which would be amortized upon the launch of the redesigned Website.

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

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources. There were no differences between the net loss for the years ended March 31, 2017, 2016 and 2015 and comprehensive loss for those periods.

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

Net loss per share attributable to common shareholders

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Year Ended March 31,
	2017	2016	2015
Numerator:
Net loss	$(10,430)	$(1,960)	$(3,940)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	103,935,000	76,245,000	76,245,000

Basic and diluted net loss per share	$(0.10)	$(0.03)	$(0.05)

Antidilutive securities including options, convertible debts and preferred stock not included in net loss per share calculation	161,900,000	8,338,000	9,198,000

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

Concentrations of credit risk

Financial instruments that potentially subject Salon to concentrations of credit risk consist principally of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral. Salon provides an allowance for credit losses that it periodically adjusts to reflect management’s expectations of future losses. Three customers accounted for approximately 35%, 18% and 15% of trade accounts receivable as of March 31, 2017. Five customers accounted for approximately 17%, 14%, 12%, 11% and 10% of trade accounts receivable as of March 31, 2016. Two customers accounted for approximately 23% and 10% of net revenue for the fiscal year ended March 31, 2017. Two customers accounted for approximately 26% and 13% of net revenue for the fiscal year ended March 31, 2016. One customer accounted for approximately 23% of net revenue for the fiscal year ended March 31, 2015.

Recent accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations – Clarifying the Definition of a Business,” which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of ASU 2017-01 to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)” which amends the Codification to incorporate SEC staff views regarding recently issued accounting standards and investments in qualified affordable housing projects. The guidance requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. ASU 2017-03 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We do not expect the adoption of ASU 2017-03 to have a material impact our financial position, results of operations, cash flows, or presentation thereof.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill in Step 2 of the goodwill impairment test. Under ASU 2017-04, goodwill impairment charges will be based on the excess of a reporting unit’s carrying amount over its fair value as determined in Step 1 of the testing. ASU 2017-04 is effective for interim and annual testing dates after January 1, 2019, with early adoption permitted for interim and annual goodwill impairment testing dates after January 1, 2017. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)”, which clarifies the scope and application of ASC Topic 610-20 on accounting for the sale or transfer of nonfinancial assets, that is an asset with physical value, such as real estate, equipment, intangibles or similar property. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have not yet evaluated the impact of the adoption of this accounting standard on our financial position, results of operations, cash flows, or presentation thereof.

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

In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company is evaluating the full impact this guidance will have on its financial statements.

In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. Subsequent to the release of this guidance, the FASB has issued additional updates intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard both at transition and on an ongoing basis. The new standard and related amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods. The Company is evaluating the full impact this guidance will have on its financial statements.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Reclassifications

Certain reclassifications, not affecting previously reported net loss, have been made to the previously issued financial statements to conform to the current period presentation.

Note 3. Property, Software Development and Equipment

	March 31,
	2017	2016
Property, software development and equipment, net
Computer hardware and software	$898	$1,153
Software and website development	499	236
Furniture and office equipment	37	126
Leasehold improvements	-	15
	1,434	1,530
Less accumulated depreciation	(1,129)	(1,461)
	$305	$69

Qualifying website development costs incurred during the application development stage, which consist primarily of outside services and design of our website, are capitalized. Our website is in its development stage, therefore, no amortization was recorded during the years ended March 31, 2017, 2016 and 2015.

Depreciation expense for the fiscal years ended March 31, 2017, 2016 and 2015 was $35, $34 and $35 respectively.

Note 4. Borrowing Agreements

Short-term borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%. In September 2016, this credit agreement was transferred to Raymond James and Associates, Inc. (“Raymond James”) after Deutsche Bank Securities Inc. sold its accounts. The agreement is guaranteed in its entirety by Salon’s former Chairman, John Warnock. The line of credit has been fully drawn as of March 31, 2017 and 2016. Salon and its former Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the former Chairman. Raymond James may demand repayment of amounts borrowed at any time. Additionally, Mr. Warnock may also choose to terminate his guarantee, which would trigger a demand for repayment. As of March 31, 2017 and 2016, accrued interest on bank debt totaled $382 and $335, respectively. During the fiscal years ended March 31, 2017 and 2016, the weighted average interest rate on the Company’s short-term borrowings remained constant at approximately 3.5%.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Convertible promissory notes (bridge financing agreement)

During the fiscal year ended March 31, 2017, we issued $200 in interest-bearing convertible promissory notes, $100 of which was issued to a related party, that were converted into 179,312 shares of Series A Preferred Stock, in a series of related transactions, resulting in aggregate additional proceeds to the Company of $1,200. The notes bear interest on the outstanding principal at the rate of two percent (2%) per annum. These 179,312 shares of Series A Preferred Stock will automatically be converted into 17.9 million shares of Common Stock upon the filing of the Amendment and resulting increase to our authorized shares of Common Stock, which is expected to occur during the quarter ending September 30, 2017.

Additionally, all of the bridge financing convertible promissory notes contained a conversion price that is deemed beneficial to the holders of the notes. Accordingly, the Company recorded non-cash interest expense aggregating $200 for the additional value of the beneficial conversion feature.

Demand promissory notes

During the fiscal year ended March 31, 2017, we issued $600 in interest bearing demand promissory notes that were converted into 483,494 shares of Series A Preferred Stock. The notes bear interest on the outstanding principal at the rate of four percent (4%) per annum. These 483,494 shares of Series A Preferred Stock will automatically be converted into 48.3 million shares of Common Stock upon the filing of the Amendment and resulting increase to our authorized shares of Common Stock, which is expected to occur during the quarter ending September 30, 2017.

During the fiscal year ended March 31, 2017, we issued $400 in interest-free demand promissory notes that were converted into 322,330 shares of Series A Preferred Stock. These 322,330 shares of Series A Preferred Stock will automatically be converted into 32.2 million shares of Common Stock upon the filing of the Amendment.

During the fiscal year ended March 31, 2017, we also issued $215 in interest-free demand promissory notes that were converted into 173,253 shares of Series A Preferred Stock, in a series of second-stage related transactions closed on March 23, 2017, resulting in proceeds to the Company of $215. These 173,253 shares of Series A Preferred Stock will automatically be converted into 17.3 million shares of Common Stock upon the filing of the Amendment.

Additionally, $1,215 of the issued demand promissory notes contained a conversion price that is deemed beneficial to the holders of the notes. Accordingly, the Company recorded non-cash interest expense aggregating $1,215 for the additional value of the beneficial conversion feature during the fiscal year ended March 31, 2017.

As of March 31, 2017, Salon had no outstanding convertible notes and does not anticipate entering into similar debt instruments during its fiscal year ending March 31, 2018.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Advances from related parties

During the fiscal year ended March 31, 2017, the Company received $350 and $100 in unsecured, interest-free cash advances from John Warnock and William Hambrecht, respectively, as working capital. During the fiscal year ended March 31, 2016, the Company received $2,165 in unsecured, interest-free cash advances from Mr. Warnock; Mr. Hambrecht did not provide any advances during this period.

As of March 31, 2017, outstanding advances from related parties equal to $5,653 were exchanged into 56.53 million shares of Common Stock. Mr. Warnock received 54.28 million shares of Common Stock and Mr. Hambrecht agreed to receive 2.25 million shares of Common Stock. The Company also converted $2,688 in related party advances from Mr. Hambrecht in exchange for 268,840 shares of Series A Preferred Stock, which will automatically be converted into 26.88 million shares of Common Stock upon the filing of the Amendment.

Additionally, the conversion of advances contained a conversion price that is deemed beneficial to the related parties. Accordingly, the Company recorded non-cash interest expense aggregating $4,171 for the additional value of the beneficial conversion feature during the fiscal year ended March 31, 2017, of which $2,826 is attributed to conversion of related party advances to common stock and $1,345 is attributed to the conversion of related party advances to Series C Preferred Stock.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 5. Accounts Payable and Accrued Liabilities

	March 31,
	2017	2016
Accounts payable and accrued liabilities
Accounts payable	$1,241	$393
Salaries and wages payable	390	449
Accrued services	126	14
Accrued interest	382	335
Fair value of vested stock options	931	-
Other accrued expenses	124	66
	$3,194	$1,257

Note 6. 401(k) Savings Plan

Salon’s 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms. Participants may contribute from 1% to 20% of compensation, subject to statutory limitations. Employer matching contributions are discretionary based on a certain percentage of a participant’s contributions as determined by management of Salon. Salon has not made any discretionary matching contributions to the 401(k) Plan through March 31, 2017.

Note 7. Employee Stock Option Plans

Salon has two stock option plans approved by stockholders: the Salon Media Group, Inc. 2004 Stock Plan (the “2004 Stock Plan”) that was approved by Salon’s stockholders in November 2004 and the Salon Media Group, Inc. 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) that was approved by Salon’s stockholders in March 2014. The 2004 Stock Plan and the 2014 Stock Incentive Plan, each with an effective term of ten years following its approval by the stockholders of the Company, allow the issuance of incentive and non-statutory options to employees and non-employees of Salon. The 2004 Plan expired in November 2014 after which no further options are allowed to be granted.

Under the 2014 Stock Incentive Plan, the maximum aggregate number of shares which may be issued is 10,000,000 shares, plus an annual increase to be added on the first business day of the Company’s fiscal year beginning in 2015 equal to 1% of the number of shares outstanding as of such date or a lesser number of shares determined by the administrator.

Under the 2014 Stock Incentive Plan, incentive and nonqualified stock options may be granted to officers, employees, directors and consultants of Salon. Options generally vest over periods of four years. Options generally become exercisable as to 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48 per month). The exercise price of options is determined by the Board and is equal to the fair market value of the stock on the grant date. Generally, Salon’s options expire, if not exercised, ten years after the date of grant.

SALON MEDIA GROUP, INC.

NOTES FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Salon may grant restricted stock awards to officers that typically vest over an approximate four year period. Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to dividends and voting rights.

Salon has granted options pursuant to plans not approved (“Non-Plan”) by stockholders. On June 9, 2016, we granted to our CEO an option to purchase 12,654,318 shares of Common Stock pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting in equal monthly installments over a four-year period commencing with the grant date. We did not grant any subsequent Non-Plan options during the rest of fiscal year ended March 31, 2017.

As of March 31, 2017, Salon has approximately 11,524,000 shares authorized to be issued under the 2014 Stock Incentive Plan of which approximately 9,546,000 shares remain available for future grant.

Stock based compensation expense recognized for the years ended March 31, 2017, 2016 and 2015 was $525, $302 and $285, which consisted of stock-based compensation expense related to stock options. The significant increase in stock based compensation expense during the current fiscal year was mainly attributed to the above Non-Plan options granted to our CEO on June 9, 2016.

As of March 31, 2017, the aggregate stock compensation remaining to be amortized to expenses was $1,325. Salon expects this stock-based compensation balance to be amortized as follows: $439 during fiscal year 2018; $419 during fiscal year 2019; $395 during fiscal year 2020 and $72 during fiscal year 2021. The expected amortization reflects only outstanding stock option awards as of March 31, 2017.

No amounts were recorded relating to excess tax benefits from the exercise of stock-based compensation awards during the year ended March 31, 2017, 2016 and 2015 and as a result there were no differences in net cash used in operating and financing activities.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Year Ended March 31,
	2017			2016			2015
Risk-free interest rates	1.10	–	1.15%	1.10	–	1.30%	0.12	–	1.25%
Expected lives (in years)	4.0	–	6.3		4.0%			4.0
Expected volatility	206	–	393%	217	–	388%	354	–	425%
Dividend yield		0.0%			0.0%			0.0%

We applied the expected term of 6.3 years during the fiscal year ended March 31, 2017, to more appropriately estimate expectations of exercise behavior of the options. The expected stock price volatility is based on historical volatility of Salon’s stock over a period equal to the expected term of the options. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the service period of the stock options. We have not paid dividends in the past.

SALON MEDIA GROUP, INC.

NOTES FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Due to insufficient authorized shares of Common Stock as of November 14, 2016, the vested options as of this date with a fair value of $818, were reclassified from equity to liabilities and re-measured at fair value and are presented under accounts payable and accrued liabilities. The balance of the option liability was $931 as of March 31, 2017. We expect the Amendment to be filed during the quarter ending September 30, 2017 and the liabilities to be reclassified back to equity, upon the resulting increased authorization of shares of Common Stock.

The following table summarizes activity under Salon’s plans for the years ended March 31, 2015 2016 and 2017:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of April 1, 2014	6,008,000	$0.13	7.8	$383

Granted	2,388,000	$0.24
Expired or forfeited	(295,000)	$0.27
Outstanding as of March 31, 2015	8,101,000	$0.16	7.8	$328

Granted	95,000	$0.17
Expired or forfeited	(954,000)	$0.26
Outstanding as of March 31, 2016	7,242,000	$0.15	7.3	$124

Granted	12,955,000	$0.24
Exercised	(29,000)	$0.05
Expired or forfeited	(991,000)	$0.18
Outstanding as of March 31, 2017	19,177,000	$0.21	8.2	$223

Exercisable as of March 31, 2017	8,285,000	$0.17	7.0	$223

Vested and expected to vest as of March 31, 2017	12,991,000	$0.21	8.2	$223

SALON MEDIA GROUP, INC.

NOTES FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following table summarizes information about stock options outstanding as of March 31, 2017:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number of	Remaining	Average	Number of	Average
Range of			Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices			Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	-	$0.01	1,056,000	5.3	$0.01	1,056,000	$0.01
$0.05	-	$0.06	59,000	5.1	$0.05	59,000	$0.05
$0.10	-	$0.13	3,250,000	6.0	$0.13	3,244,000	$0.13
$0.16	-	$0.24	14,529,000	9.0	$0.24	3,842,000	$0.24
$0.25	-	$0.35	276,000	7.4	$0.34	77,000	$0.34
$0.45	-	$0.45	7,000	4.6	$0.45	7,000	$0.45
			19,177,000	8.2	$0.21	8,285,000	$0.17

The weighted average grant date fair value per share of the stock option awards granted in the years ended March 31, 2017, 2016 and 2015 was $0.23, $0.16, and $0.24, respectively. The weighted average fair value of options vested during the years ended March 31, 2017, 2016 and 2015 was $0.22, $0.18 and $0.12 per share, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2017, 2016 and 2015 were nil. A total of 29,000 options were exercised during the year ended March 31, 2017. No options were exercised during the years ended March 31, 2016 and 2015.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 8. Commitments and Contingencies

Salon has an operating lease agreement for its San Francisco, California office headquarters that will expire in November 2017.

In August 2016, we informed our landlord at our office space at 132 West 31st Street, New York, New York, of our intention to move out of the premises, and we engaged a property agent to find a sub-tenant for this space. The lease for this space commenced on July 1, 2014 and will expire on September 30, 2019. In January 2017, we were asked to vacate the office space at 132 West 31st Street due to nonpayment of our monthly rent, and on January 30, 2017 we released the letter of credit of $204 to the landlord to settle the unpaid rent. We continue to be in discussions with the landlord of 132 West 31st Street to mitigate any future liabilities associated with this lease.

Rent expense under operating lease agreements was $473, $410 and $412 for the years ended March 31, 2017, 2016 and 2015, respectively.

Total future minimum payments under operating leases and short-term borrowing in effect as of March 31, 2017 are as follows:

	Payments Due By Period
	Total	Year 1	Year 2
Operating leases	$891	$388	$503
Short-term borrowing	1,000	1,000	-
Short-term borrowing interest	382	382	-
Total	$2,273	$1,770	$503

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

Salon has entered into an employment agreement with a certain key executive under which severance payments in the aggregate amount of approximately $300 would become due and payable in the event of his termination other than for cause or as a result of a change in control.

Salon previously entered into an employment agreement with a former key executive under which severance payments in the aggregate amount of approximately $40 would become due and payable in the event of her termination for other than cause or as a result of a change in control. Note 11 of our prior year Form 10-K filed with the SEC on June 24, 2016 outlines the agreement terms.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 9. Income Taxes

Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurred operating losses. As of March 31, 2017, Salon has net operating loss carryforwards of $93,300 and $29,700 for federal and California state purposes, respectively, available to reduce future taxable income, if any. During the fiscal year ended March 31, 2017, none of the federal and $1,286 of the California net operating loss carryforwards expired, with the balance of state carryforwards expiring over time thereafter if not utilized beforehand. The federal net operating loss carryforwards begin to expire on March 31, 2019 if not utilized beforehand.

As of March 31, 2017, Salon has research and development credit carryforward of $9 for California income tax purposes. The research and development credit carryforward for federal income tax purposes expired on March 31, 2012, and the California credits carry forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event Salon has incurred a change in ownership, utilization of the carryforwards could be significantly restricted.

Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31,
	2017	2016
Net operating losses	$33,398	$32,181
Other	660	550
Total deferred tax assets	34,058	32,731
Valuation allowance	(34,058)	(32,731)
Net deferred tax asset	$-	$-

Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets. The difference between Salon’s effective income tax rate and the federal statutory (34%) rate is as follows:

	Year Ended March 31,
	2017	2016	2015
Statutory tax benefit	$(3,254)	$(666)	$(1,339)

State taxes, net of federal benefit	(30)	140	238

Permanent differences	1,957	76	55
Other	-	-	-
Total	(1,327)	(450)	(1,046)
Change in valuation allowance	1,327	450	1,046
	$-	$-	$-

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to Internal Revenue Service (“IRS”) examination for all years given losses reported on returns.

As of March 31, 2017, there were no uncertain tax positions. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. For the years ended March 31, 2017, 2016 and 2015, the Company did not have any interest and penalties.

Note 10. Preferred Stock - Mezzanine Equity

As part of our committed efforts to raise capital, on January 24, 2017, we entered into the Purchase Agreement with various investors to issue and sell to the investors in the Private Placement an aggregate principal amount of at least $1 million of the Company’s Series A Preferred Stock that will automatically convert into shares of Common Stock, upon the filing of the Amendment with the Secretary of State of the State of Delaware. The Company has authorized the issuance and sale in the Private Placement of up to 2,417,471 shares of the Series A Preferred Stock, each of which is convertible into 100 shares of Common Stock, at the purchase price of $1.24 per share. We expect completion of the purchase and sale of the Series A Preferred Stock will occur in three stages.

The Initial Closing was completed on January 26, 2017. In the Initial Closing, we sold to the Purchasers an aggregate of 805,824 shares of Series A Preferred Stock for a total purchase price of $1 million. The investors in the Initial Closing included the Company’s CEO, Jordan Hoffner, and certain of his family members, the Company’s CFO, Elizabeth Hambrecht, and the Company’s Director, William Hambrecht.

The Second Closing was completed on March 23, 2017. In the Second Closing, we sold to the Purchasers an aggregate of 173,252 shares of Series A Preferred Stock for a total purchase price of $0.215 million. The Second Closing included only investors who had previously indicated interest in participating in the Private Placement. The investors in the Second Closing included Mr. Hoffner, Ryan Nathanson, the Company’s Chief Operating Officer, and Ms. Jordana Brondo, the Company’s Chief Revenue Officer.

The final Closing (the “Final Closing”) is projected to occur no later than June 30, 2017, or as soon thereafter as may be practicable. The Final Closing will include only investors who had previously indicated interest in participating in the Private Placement.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The terms of the Purchase Agreement stipulated that all previously issued Series C Preferred Stock and related party advances, with certain stated exceptions, are required to be exchanged into shares of Common Stock. On November 14, 2016, we entered into a stock exchange agreement (the “Stock Exchange Agreement”) with holders of our Series C Preferred Stock and related parties, including William Hambrecht, to exchange their 1,075 outstanding Series C shares and $8,341 in aggregate advances into 17,200,000 shares and 83,410,000 shares of Common Stock, respectively. However, the total of these exchanges when added to our Common Stock outstanding as of November 14, 2016, exceeded the 150,000,000 total authorized shares of Common Stock and would require authorization from a majority of shareholders to amend the Company’s Restated Certificate of Incorporation to authorize additional shares of Common Stock. Accordingly, Mr. Hambrecht and the Company agreed to amend the Stock Exchange Agreement so that Mr. Hambrecht would receive proportionately 268,840 shares of Series A Preferred Stock that automatically convert into 26,884,000 shares of Common Stock upon the increased share capitalization. Due to insufficient authorized shares of our Common Stock as of March 31, 2017, these Series A Preferred shares are disclosed under mezzanine equity on our Balance Sheet. We expect the Amendment and the resulting increase in authorized shares of Common Stock to be completed during the quarter ending September 30, 2017 at which time Preferred Stock will be reclassified from mezzanine equity to stockholders’ deficit.

In event of a liquidation, the holders of the Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or property of Salon to the holders of Common Stock, and by reason of their ownership, an amount per share equal to two (2) times the original issue price of $1.24 per share of Series A Preferred Stock. If the assets and funds available for distribution are insufficient to permit the payment to the holders of Series A Preferred Stock of their full preferential amounts, then the entire assets and funds of Salon legally available for distribution to stockholders will be distributed among the holders of Series A Preferred Stock ratably in proportion to the full preferential amounts which they are entitled to receive. As of March 31, 2017, dividends were never declared to the holders of Series A and Series C Preferred Stock.

After payment of the full preferential amounts has been made to the holders of the shares of Series A Preferred Stock pursuant to the Certificate of Designation, if any remaining assets of the Company are available for distribution to stockholders, the holders of shares of Common Stock and Series A Preferred Stock shall be entitled to receive the remaining assets of the Company available for distribution to stockholders ratably in proportion to the shares of Common Stock then held by them and the shares of Common Stock to which they have the right to acquire upon conversion of the shares of Series A Preferred Stock held by them. Following the Second Closing of the Private Placement on March 23, 2017, the Series A Preferred Stock accounts for approximately 49% of outstanding shares on an as converted basis and assuming an increase in authorized share capital so that all shares can convert to Common Stock.

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

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The exchange rate and common equivalent shares of our Series A Preferred Stock as of March 31, 2017 are as follows:

Preferred Stock	Shares Outstanding	Per Share Exchange Rate	Common Equivalent Shares
Series A	1,427,229	100.000	142,722,900
Total	1,427,229		142,722,900

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

Note 11. Subsequent Events

Subsequent to fiscal year ended March 31, 2017, we received cash advances from related parties totaling $0.2 million toward the Final Closing of the Private Placement.

The Final Closing is projected to occur no later than June 30, 2017, or as soon thereafter as may be practicable. The Final Closing will include only investors who had previously indicated interest in participating in the Private Placement.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K (March 31, 2017), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines as set forth in Securities and Exchange Commission Release no. 33-8810, Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2017.

This Form 10-K does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Form 10-K.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Salon’s executive officers and directors as of June 1, 2017 are as follows:

Name	Age	Position
Jordan Hoffner(1)	47	CEO and Director
Elizabeth Hambrecht(4)	53	CFO
Ryan Nathanson	33	Chief Operating Officer
Jordana Brondo	36	Chief Revenue Officer
Richard MacWilliams(1) (2) (3)	65	Chairman of the Board
William Hambrecht(1)	81	Director
Rodney Bienvenu(1) (3)	51	Director
Trevor Colhoun(1) (2)	40	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating Committee
(4)	Elizabeth is the daughter of William Hambrecht

Jordan Hoffner was appointed CEO and Director effective May 23, 2016. Mr. Hoffner is an accomplished media executive with two decades of digital media, traditional media and technology experience. Prior to joining Salon Media Group, Mr. Hoffner served as CEO of Federated Media, a Media General company and leader in native advertising and influencer marketing for digital and TV. Based in San Francisco, he has held senior level strategy and business development roles at Google and YouTube. While at YouTube, Mr. Hoffner accepted the company’s 2008 Peabody Award for promoting a free exchange of ideas expressed in video formats around the world. In addition, Mr. Hoffner is an entrepreneur and angel investor having started multiple businesses in the media and technology sector. He began his career as an NBC News producer before rising to VP, Digital Studios at NBCUniversal. He earned a Bachelor of Arts with honors from Vassar College and a MBA in finance from NYU’s Stern School of Business. He currently sits as a council member for the nonprofit organization Common Sense Media.

Elizabeth Hambrecht was appointed CFO on November 11, 2014.  Since July 2, 2013, Ms. Hambrecht served as our Interim CFO and Corporate Secretary. Ms. Hambrecht previously served as a director of the Company from 2003 to 2012, as well as CEO from September 2008 until May 2009. She also previously served as the Company’s CEO from February 2005 until September 2007 and was the Company’s President from October 2003 until September 2007. From May 2003 through February 2005 she also served as the Company’s CFO and Secretary. From 1999 to March 2003, she was co-founder and Director of Asiacontent.com, an online media company focused on Asian markets. From 1997 to 2000 she was co-founder, CFO and Director of Boom.com, a Hong Kong-based online stock trading company. From 1992 to 1995 she was Executive Director at Goldman Sachs (Hong Kong) Ltd. From 1987 to 1992 she was Assistant Director at Barings Securities (Hong Kong) Ltd. Ms. Hambrecht holds a B.A. in History from Vassar College. She currently is a member of the Board of Trustees of the San Francisco Friends School and has previously been a member of the Board of Trustees for KQED, a public broadcast company for Northern California.

Ryan Nathanson was appointed Chief Operating Officer on February 1, 2017. Mr. Nathanson is a digital media executive with over a decade of startup and enterprise digital media experience working at the intersection of publishing, ad-tech and digital advertising. Prior to joining Salon Media Group, Ryan served as Vice President of Operations and Product at Federated Media, a Nexstar Company (NASDAQ: NXST) transitioning the company through three previous public acquisitions. While at Federated Media, Mr. Nathanson was an integral part of founding the company's account management, Native, Influence, product, operations and content marketing practice where brands such as Business Insider, Boing Boing, and Mic.com incubated from start-up to full self-sustaining publishing businesses. Mr. Nathanson then went on to lead the company's advertising, ad-tech, product and publishing solutions for a portfolio of over 400 publishers delivering over $1 billion in digital ad revenue from fortune 500 advertisers and agencies. Based in New York he has accepted three min, two Digiday, two Telly, two Communicator and one Shorty digital advertising awards on behalf of the teams he had built and led. Prior to his role at Federated Media, Mr. Nathanson assisted in transitioning United Business Media’s (LON: UBM) B2B publication strategy from a print to digital by developing display, virtual events, webcasts and new digital ad products for technology brands including Oracle, Google, Microsoft, and IBM. Earning his Bachelor of Arts from the State University of New York at New Paltz in Digital Media Management, Mr. Nathanson was nominated and selected as the University's "40 under 40" in 2017 by a board of industry colleagues as well as the University's Board of Alumni Affairs.

Jordana Brondo was appointed Chief Revenue Officer on June 20, 2017. Ms. Brondo joined Salon from RadiumOne, a leader in the programmatic media space, where she served as VP of Strategy from 2014 to 2016. Prior, she held positions at Xaxis and Gilt Groupe, which she joined through Gilt's acquisition of Bergine, a digital startup she co-founded with four team members. Ms. Brondo has successfully started several businesses including Bergine, Indulge, a luxury events and marketing company, and Keri Marie Designs. She has single-handedly launched and run food and wine publications across the country. Ms. Brondo began her career as an equity analyst in New York for Banc of America Securities and Neuberger Berman. She holds a Bachelor of Arts in History from the University of California at Berkeley.

Richard MacWilliams was elected to serve as Chairman of the Board on January 25, 2017. Mr. MacWilliams is co-founder and Managing Partner of Vista Capital Advisors. Previously, Mr. MacWilliams was Chairman of BoardEx and Executive Vice President of Bridge Information Systems. He joined Bridge as a result of Bridge’s acquisition of EJV Partners where he was President and CEO. Prior to joining EJV, Mr. MacWilliams served as Executive Vice President and trading manager for Drexel Burnham Government Securities and held a similar post at Donaldson Lufkin & Jenrette (DLJ). While at DLJ, Mr. MacWilliams was also President and CEO of ACLI Commodity Services, a worldwide commodity trading company. Mr. MacWilliams received a BA from Bucknell University, where he is a former trustee.

William Hambrecht has served as a Director of Salon since February 2012. Mr. Hambrecht founded the San Francisco-based financial services firm WR Hambrecht + Co in 1998 and serves as its Chairman and Co-CEO. Prior to WR Hambrecht + Co, he co-founded and led Hambrecht & Quist, which specialized in investing in Silicon Valley companies. Mr. Hambrecht has served as a director for numerous private and public corporations. He previously served as a Director for Motorola Inc. (2008 – 2011) and AOL Inc. (2009 – 2011), was on the Board of Trustees for The American University of Beirut (2003 – 2011) and served on the Advisory Council to The J. David Gladstone Institute (2005 – 2010). In October 2006, Mr. Hambrecht was inducted into the American Academy of Arts and Sciences. He also was appointed to the board of the Presidio Trust by President Barack Obama in 2010. Mr. Hambrecht graduated from Princeton University in 1957.

Rodney Bienvenu was elected to serve as Director on January 25, 2017. Mr. Bienvenu is a Managing Member of Spear Point Capital Management LLC, an investment firm specializing in active investment strategies and strategic transactions in information technology and other sectors. Since November 2002, Mr. Bienvenu has led numerous special situation actions including PIPE transactions, bankruptcy restructurings, numerous M&A transactions, reverse mergers, and activist campaigns, including “hostile” transactions and a dissenter rights action. Mr. Bienvenu’s operational and industry experience includes serving as President of Software at divine, Inc., a publicly traded software company, from May 2001 through July 2002. During his tenure at divine, Mr. Bienvenu led the planning, acquisition and consolidation of over thirty companies, including five public companies. Prior to divine, Mr. Bienvenu served as CEO and President of SageMaker, Inc., a provider of digital asset management solutions for Global 2000 companies that he founded in 1992. Under his guidance, SageMaker raised more than $33 million in venture capital funding and acquired several technology companies in the U.S. and Europe. SageMaker was sold to divine, Inc. in early 2001. Mr. Bienvenu’s previous industry experience includes the founding of a successful electronic publishing company which was sold to a major publisher in 1991.

Trevor Colhoun was elected to serve as Director on January 25, 2017. Mr. Coulhoun is a Managing Member of Spear Point Capital Management LLC. From September 2009 to December 2013, Mr. Colhoun was Manager of Walnut Financial Services, Inc., which he founded as a subsidiary of Humilis Holdings LP. Walnut Financial is a private equity factoring fund. From 2007 to present, Mr. Colhoun has acted as Managing Partner of Humilis Holdings, LP, an investment fund that directed capital in private equity, debt, and real estate equity. Prior to Humilis Holdings, Mr. Colhoun served as Vice President of Capital Markets at Piper Jaffray from 2002 to 2007. During his tenure at Piper Jaffray, Mr. Colhoun was instrumental in leading over 50 public company transactions and along with his partner were the largest producers in the firm. Before joining Piper Jaffray, Mr. Colhoun was an Associate in Institutional Sales with C.E. Unterberg, Towbin, a technology only investment bank, from 2000 to 2002. Mr. Colhoun served as an Equity Analyst for Bear Stearns from 1998 to 2000 for the firm’s internal equity hedge fund.

Code of Conduct

Salon has adopted a Code of Conduct and Policy Regarding Reporting of Possible Violations (the “Code of Conduct”). The Code of Conduct can be found at Salon’s Website at www.salon.com/about/ir.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

Based solely on Salon’s review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with.

Audit Committee

The Audit Committee reviews, acts on and reports to the Board with respect to various auditing and accounting matters, including the adequacy of the Company’s financial reporting and disclosure controls and processes, the adequacy of the Company’s internal control policies, the selection of the Company’s independent registered public accounting firm, the scope of the annual audits, fees to be paid to the Company’s independent registered public accounting firm, the performance of the Company’s independent registered public accounting firm and the accounting practices of the Company. The Audit Committee operates under a charter that is available on our website at www.salon.com/about/ir.

During the fiscal year ended March 31, 2017, the members of our Audit Committee were Messrs. Hirsch and Desai, both of whom the Board has determined are independent directors. The Board has further determined that Mr. Desai is an audit committee financial expert within the meaning of applicable SEC rules; it based this determination on Mr. Desai’s education and experience. Following the resignation of Messrs. Hirsch and Desai, the newly comprised Board, including Messrs. MacWilliams, Hambrecht, Bienvenu, Colhoun and Hoffner, determined that the entire Board of Directors would serve as the Audit Committee.

The Company has adopted the NYSE MKT Rules to determine the independence of the members of the Board. Pursuant to the NYSE MKT Rules, the Company has determined that Messrs. MacWilliams, Bienvenu and Colhoun are independent directors.

ITEM 11. Executive Compensation

Executive Compensation

The following table shows, for the fiscal year ended March 31, 2017, the compensation of Salon’s (i) principal executive officer; (ii) principal financial officer; and (iii) the two most highly compensated executive officers, collectively the “Named Executive Officers”:

Summary Compensation Table

				Option	Non-Equity
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Incentive Plan Compensation ($)	Total ($)

Jordan Hoffner (2)	2017	186,771	-	545,717	-	732,488
Chief Executive Officer	2016	-	-	-		-

Cynthia Jeffers (3)	2017	55,240	-	20,287	-	75,527
Former Chief Executive Officer	2016	225,000	137,000	102,796	-	464,796

Elizabeth Hambrecht (4)	2017	100,720	-	14,546	-	115,266
Chief Financial Officer	2016	100,720	-	77,590	-	178,310

Ryan Nathanson (5)	2017	37,500	-	-		37,500
Chief Operating Officer	2016	-	-	-		-

Jordana Brondo (6)	2017	63,333	-	-		63,333
Chief Revenue Officer	2016	-	-	-		-

David Daley (7)	2017	48,103	-	8,732	-	56,834
Former Editor-in-Chief	2016	155,000	-	19,549	-	174,549

Matthew Sussberg (8)	2017	86,276	25,281	739	-	112,296
Former Vice President Sales	2016	215,000	119,501	2,049	-	336,550

1.

The amounts shown are the compensation costs recognized by Salon in fiscal years 2017 and 2016 for options awards, as determined pursuant to ASC 718 Compensation – Stock Compensation, excluding any estimates of future forfeitures. For a discussion of the assumptions used to calculate the value of the option awards, see Note 7 of the Notes to the Financial Statements.

2.	Mr. Hoffner was appointed CEO and Director effective May 23, 2016 at a base annual salary of $300,000.

3.	Ms. Jeffers was appointed CEO effective May 29, 2012 at a base annual salary of $225,000. Her position was succeeded by Mr. Jordan Hoffner on May 23, 2016.

4.	Ms. Hambrecht was appointed CFO on November 11, 2014. Since July 2, 2013, Ms. Hambrecht had served as Interim CFO. Ms. Hambrecht has an annual salary of $100,000.

5.	Mr. Nathanson was appointed Chief Operating Officer effective February 1, 2017 at a base annual salary of $225,000.

6.	Ms. Brondo was appointed Chief Revenue Officer effective June 20, 2017 at a base annual salary of $190,000.

7.	Mr. Daley was appointed Editor-in-Chief on August 15, 2013 with an annual salary of $150,000. His termination date was on June 15, 2016.

8.	Mr. Sussberg was appointed Vice President of Sales in April 2012 with a base annual salary of $215,000. His termination date was on July 25, 2016.

Grants of Plan-Based Awards in Fiscal Year 2017

During the fiscal year ended March 31, 2017, we granted to our CEO an option to purchase 12,654,318 shares of Common Stock pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting in equal monthly installments over a four-year period commencing with the grant date. No other equity awards were granted during the 2017 fiscal year to other Named Executive Officers.

Outstanding Equity Awards at Fiscal 2017 Year-End

The following table sets forth the outstanding equity awards for each Named Executive Officer as of March 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
			Equity Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price ($)	Date
Jordan Hoffner (1)	2,372,684	10,281,634		0.24	06/09/2026

Cynthia Jeffers (2)	1,056,478	-		0.01	07/25/2022
	2,887,691	82,506		0.13	07/02/2023
	56,250	93,750		0.24	11/07/2024

Elizabeth Hambrecht (3)	7,685	2,285		0.20	02/11/2024
	668,333	241,667		0.24	11/07/2024

(1)

Mr. Hoffner was granted an option to purchase 12,654,318 shares of Common Stock on June 9, 2016 pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting in equal monthly installments over a four-year period commencing with the grant date.

(2)

Ms. Jeffers was granted an option to purchase up to 1,056,478 shares of the Company’s Common Stock on July 25, 2012, which vests as follows: 1/24 of 528,239 of the option shares vest monthly and, simultaneously, 1/36 of 528,239 of the option shares vest monthly, subject, in each case, to Ms. Jeffers’ continuous employment. Ms. Jeffers was also granted an option to purchase 2,970,197 shares of the Company’s Common Stock on July 2, 2013, which vests as follows: 1/24 of 1,485,099 of the option shares vest monthly and, simultaneously, 1/36 of 1,485,098 of the option shares vest monthly, subject, in each case, to Ms. Jeffers’ continuous employment services. In addition, Ms. Jeffers was granted an option to purchase 150,000 shares of Company’s Common Stock on November 7, 2014, which vests as follows: 1/4 of 150,000 of the option shares vest one year after grant date and 1/36 of 150,000 of the option shares vest monthly, subject, in each case, to Ms. Jeffers’ continuous employment services. Ms. Jeffers has until September 1, 2017 to exercise her then fully vested options after which they will be forfeited.

(3)

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

Option Exercises during Fiscal Year 2017

During the year ended March 31, 2017, our former Editor-in-Chief had exercised 10,000 option shares at an exercise price of $0.05 per share and 8,541 option shares at an exercise price of $0.06 per share, aggregating 18,541 option shares. There were no option exercises from other Named Executive Officers above during the year.

401(k) Savings Plan and Other Benefits

Salon has a 401(k) savings plan for its employees that allows for matching contributions and profit sharing. Due to limited cash, Salon has never made matching or profit sharing contributions and has no intention to do so in the 2018 fiscal year. Salon does not have a deferred compensation plan for any employee. None of Salon’s executive officers is covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in conjunction with retirement.

Nonqualified Deferred Compensation

Salon does not have any nonqualified deferred compensation plan.

Potential Payments Upon Termination or Change in Control

Salon’s employment agreement with Mr. Hoffner provides for certain benefits in the event of an involuntary termination of service related to a change in control of Salon as defined within. Under the agreement, Mr. Hoffner will be entitled to a lump sum cash severance payment in an amount equal to one year of his base salary; and, if Mr. Hoffner is covered under the Company’s group health plan at the time of such a termination, the Company will reimburse him for one year’s payment of COBRA premiums.

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

Compensation of Directors

The following table details the total compensation paid to Salon’s non-employee directors for its 2017 fiscal year. The amounts shown are the compensation costs recognized by Salon in fiscal year 2017 for option awards, as determined pursuant to ASC 718, excluding any estimates of future forfeitures. For a discussion of the assumptions used to calculate the value of the option awards, see Note 7 of Notes to the Financial Statements.

	Fees Earned
	or Paid in	Option
Name	Cash	Awards (1)	Total
Deepak Desai (1) (2)	-	$500	$500
William Hambrecht (1)	-	$500	$500
George Hirsch (1) (2)	-	$500	$500
James Rosenfield (1) (2)	-	$500	$500
John Warnock (1) (2)	-	$500	$500
Richard MacWilliams (3)	-	$0	$0
Rodney Bienvenu (3)	-	$0	$0
Trevor Colhoun (3)	-	$0	$0

(1)

On February 11, 2014, each Director received an option to purchase 10,000 shares of Common Stock. The grant date fair value of each stock option award was $2,000. The exercise price per share for the grants to all of the Directors was $0.20. Each stock option grant is subject to a standard vesting over a forty-eight month period.

(2)	On January 25, 2017, Messrs. Desai, Hirsch Rosenfield, and Warnock offered their resignations from the Board of Directors.

(3)	On January 25, 2017, Messrs. MacWilliams, Bienvenu and Colhoun were elected to the Board of Directors.

Compensation Committee Interlocks and Insider Participation

None of Salon’s executive officers has served as a member of the compensation committee or Board of Directors of any other entity that has an executive officer serving as a member of Salon’s Board of Directors.

Compensation Discussion and Analysis

The Compensation Committee has responsibility for setting the overall compensation strategy for Salon and aligning it to Salon’s business goals. This includes determining the compensation of the CEO and other Named Executive Officers and ensuring that Salon’s compensation program is fair, reasonable and competitive. The Compensation Committee makes recommendations to the Board on equity compensation with the Board having ultimate authority in making equity grants.

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

Cash constraints have hampered Salon in attracting new executives. Due to insufficient cash, Salon has only been able to offer its CEO, its CFO and its Chief Operating Officer only a competitive base annual salary and until this past fiscal year, has not been able to implement a non-equity incentive compensation plan, or award meaningful annual cash bonuses to these executives. As a consequence, Salon has had to rely on stock option and restricted stock awards in lieu of cash compensation for these officers. Salon has also had to rely on offering substantial equity awards to entice prospective new executives to join Salon. Besides cash constraints, Salon faces challenges in hiring and retaining executives due to a relatively small pool of available executive talent in its industry, and because it competes with more established media companies and better funded upstarts. Salon has experienced difficulties in finding and retaining suitable executives to lead its sales and technology efforts, positions in high demand. As Salon’s brand recognition has increased, so has the demand for its trained talent.

Role of Compensation Committee and Outside Consultants

The Compensation Committee of the Board oversees and administers Salon’s executive compensation program in accordance with the Compensation Committee Charter. The Compensation Committee meets on an as-needed basis to: (1) adjust and review executive salaries; (2) award executive bonuses; (3) approve offers to prospective new executive officers; (4) recommend equity grants for executive officers to the Board; and (5) set non-equity incentive compensation for other key management employees, in conjunction and based upon the recommendation of the executive team. Due to budgetary constraints, Salon has not utilized the services of outside compensation consultants. Once Salon’s operations generate sufficient cash to meet operating needs, the Compensation Committee may retain the services of outside consultants to review executive salaries for appropriateness and to formulate incentive plans for the Named Executive Officers.

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

Bonuses and Non-Equity Incentive Plan Compensation. Certain named executives are eligible for a cash bonus. Due to limited cash, historically no meaningful cash bonuses have been granted in the past to Salon’s CEO, CFO, or Editor-in-Chief. In fiscal year 2015, we paid a cash bonus of $56,680 to Mr. Sussberg. In fiscal year 2016, we paid a cash bonus of $137,000 to Ms. Jeffers and $119,501 to Mr. Sussberg. In fiscal year 2017, we paid a cash bonus of $25,281 to Mr. Sussberg.

In order to align corporate goals and provide incentives for its named executive officers, it is anticipated that the Compensation Committee will approve bonus plans for fiscal year 2018 consistent with those implemented in fiscal year 2017, which will specify operating and profitability targets that should increase the enterprise value of the Company.

All bonus plans and non-equity incentive plans are approved by Salon’s Compensation Committee upon consultation with the CEO and CFO.

Stock Options. Salon grants stock options to newly hired executives at the next regularly scheduled meeting of the Board, and thereafter to align the executives’ interests with those of its stockholders and as incentives to remain with Salon. Salon believes that options to purchase its Common Stock, priced at the market price on the date of grant, are the best tool to motivate executives to build stockholder value. In addition, stock options have been an appealing form of compensation to Salon because they require no cash outlay. However, these grants affect Salon’s results of operations as they require Salon to record non-cash stock-based compensation. As options are not transferable, they have no value to the executive unless the price of the stock increases after the grant. Because these options typically vest over a four-year period, they are an incentive for executives to build Salon’s value over time and encourage executives to remain in the long-term employment with Salon.

The goals of Salon’s option grant guidelines are to ensure that future grants are competitive from a grant value perspective and that option usage is consistent with option pool forecasts.

During fiscal year 2007, the Board adopted a policy that options are to be granted only at regularly scheduled meetings of the Board. The proximity of any awards to an earnings announcement or other market events is coincidental. The exercise price of the options is the closing price of Salon’s Common Stock on the date of the grant and the grant date is the date that the Board approves the grant. All new hires are awarded options and Salon’s Compensation Committee makes recommendations to the Board of options grants to be made to executive officers.

The number of stock options Salon granted to executives has varied widely and irregularly. During fiscal year 2017, the Board granted Non-Plan options to acquire 12,654,318 shares to Mr. Hoffner.   During fiscal year 2016, no options were granted to the Named Executive Officers.

The Salon Media Group, Inc. 2004 Stock Plan expired on November 17, 2014 and no additional options may be issued under this Plan.

The Board adopted the 2014 Stock Incentive Plan on January 21, 2014 and also approved a resolution on June 12, 2014 to amend the 2014 Stock Incentive Plan to comply with certain California Code of Regulations and IRS regulations. The 2014 Stock Incentive Plan provides for the grant of incentive stock options to our employees and any parent and subsidiary corporations’ employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants. As of March 31, 2017, Salon’s 2014 Stock Incentive Plan allows for the future granting of approximately 9,500,000 shares of Common Stock.

Restricted Stock. The Company’s 2014 Stock Incentive Plan allows for the grant of restricted stock awards. It is contemplated that such awards will vest over a period of four years and be subject to accelerated vesting in the event that the holder is terminated for reasons other than cause, or if a change in control event were to occur. Salon feels that the issuance of restricted stock will be a valuable incentive tool for its executives as this type of equity award will have immediate value upon vesting with no cash outlay by the Company.

There was no issuance of restricted stock during fiscal year ended March 31, 2017.

Perquisites. Salon does not offer any perquisites to its executive officers.

Retirement and Other Benefits. Salon has a 401(k) savings plan for its employees that allows for matching contributions and profit sharing. Due to limited cash, Salon has never made matching or profit sharing contributions and has no intention to do so in the 2018 fiscal year. Salon does not have a deferred compensation plan for any employee.

Named Executive Officer Cash Compensation

Jordan Hoffner was appointed CEO and Director effective May 23, 2016 with a base salary of $300,000 per annum, succeeding former CEO, Cynthia Jeffers.

Cynthia Jeffers, who served as former CEO from May 30, 2012 until replaced by Mr. Jordan Hoffner effective May 23, 2016, was entitled to a base salary of $225,000 per annum. As described above, Ms. Jeffers received a $137,000 cash bonus in fiscal year 2016.

Elizabeth Hambrecht, who was appointed CFO on November 11, 2014, is entitled to a base salary of $100,000 per annum. Prior to her appointment, Ms. Hambrecht had served as Interim CFO and Secretary since July 2, 2013.

Ryan Nathanson was appointed Chief Operating Officer effective February 1, 2017 with a base salary of $225,000 per annum.

Jordana Brondo was appointed Chief Revenue Officer effective June 20, 2017 with a base salary of $190,000 per annum.

David Daley, who had served as former Editor-in-Chief since August 2013, was entitled to a base salary of $150,000 per annum. His termination date was on June 15, 2016.

Matthew Sussberg, who had served as former Vice President Sales since April 2012, was entitled to a base salary of $215,000 per annum. As described above, Mr. Sussberg received a $25,281 cash bonus in fiscal year 2017. His termination date was on July 25, 2016.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee of Salon has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

THE COMPENSATION COMMITTEE

Trevor Colhoun

Richard MacWilliams

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding Equity Compensation Plans may be found in Part II, Item 5, commencing on page 21 of this Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of June 1, 2017 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each director and nominee, (c) each executive officer named in the Summary Compensation Table, and (d) by all executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership (2)	of Class (3)
John Warnock (4)	89,211,240	59.47%
Shea Ventures (5)	16,832,962	11.22%

Executive Officers and Directors
William R. Hambrecht (6)	64,789,490	35.01%
Spear Point Capital Fund LP (7)	44,320,300	22.81%
Elizabeth Hambrecht (8)	15,685,202	9.58%
Jordan Hoffner (9)	11,485,511	7.11%
Jordana Brondo (10)	3,223,300	2.10%
Ryan Nathanson (11)	1,208,700	0.80%
All executive officers and directors as a group (6 persons)	140,712,503	54.33%

(1)	The address for all beneficial owners is c/o Salon Media Group, Inc., 870 Market Street, San Francisco, CA 94102.

(2)

Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(3)

Calculated on the basis of 150,000,000 shares of Common Stock outstanding as of June 1, 2017. Beneficial ownership of Common Stock includes underlying options exercisable within 60 days of June 1, 2017, and shares of Common Stock that a stockholder has the right to acquire upon conversion of shares of Series A Preferred Stock. Upon filing with the Secretary of State of the State of Delaware of the Certificate of Amendment of Restated Certificate of Incorporation after the final closing of the Private Placement, the increased authorized share capital will allow the shares of Series A Preferred Stock to convert into shares of Common Stock, resulting in total outstanding Common Stock of approximately 292.7 million shares.

(4)	Mr. Warnock is the former Chairman of the Board of the Company.

(5)	Includes 4,151,126 shares of Common Stock held by two descendant trusts that are administered by the Managing Member of Shea Ventures.

(6)

Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”). The Hambrecht Entities own 1,039,251 shares of Common Stock. Elizabeth Hambrecht, CFO, has a pecuniary ownership interest in the Hambrecht Entities. Mr. Hambrecht individually owns 25,162,347 shares of Common Stock. Includes ownership by The Sarah and William Hambrecht Foundation of 1,104,000 shares of Common Stock. William Hambrecht and Elizabeth Hambrecht are Directors of the Sarah and William Hambrecht Foundation. Includes ownership by HAMCO Capital Corporation, consisting of 506,286 shares of Common Stock. Mr. Hambrecht and Ms. Hambrecht both have an ownership interest in HAMCO Capital. Includes ownership by Ironstone Group, Inc., consisting of 1,926,865 shares of Common Stock. Mr. Hambrecht and Ms. Hambrecht both have an ownership interest in Ironstone Group, Inc. Mr. Hambrecht and Ms. Hambrecht disclaim beneficial ownership of the shares of Salon’s Common Stock held directly by the Hambrecht Entities, HAMCO Capital and Ironstone, other than their proportionate ownership interest. Also includes 34,942,200 shares of Common Stock upon conversion of 349,422 shares of Series A Preferred Stock and 108,541 shares of Common Stock subject to options that may be exercised within 60 days of June 1, 2017.

(7)

Consists of 44,320,300 shares of Common Stock upon conversion of 443,203 shares of Series A Preferred Stock. Mr. Rodney Bienvenu and Trevor Colhoun, Directors, are Managing Members of Spear Point Capital Management LLC, a Delaware limited liability company which provides management services to Spear Point Capital Fund LP.

(8) Ms. Hambrecht has an ownership interest in the Eu Revocable Trust, consisting of 1,965,320 Common Stock, 12,994,700 shares of Common Stock upon conversion of 129,947 shares of Series A Preferred Stock and 725,182 shares subject to options that may be exercised within 60 days of June 1, 2017.

(9) Consists of 8,058,300 shares of Common Stock upon conversion of 80,583 shares of Series A Preferred Stock by the CEO and Director and 3,427,211 shares subject to options that may be exercised within 60 days of June 1, 2017.

(10)	Consists of 3,223,300 shares of Common Stock upon conversion of 32,233 shares of Series A Preferred Stock held by the Officer.

(11)	Consists of 1,208,700 shares of Common Stock upon conversion of 12,087 shares of Series A Preferred Stock held by the Officer.

Series A Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series A Preferred Stock as of June 1, 2017 by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership	of Class
Spear Point Capital Fund LP	443,203	31.1%
William R. Hambrecht	349,422	24.5%
Elizabeth Hambrecht	129,947	9.1%
Heather Gillette	89,656	6.3%
Jordan Hoffner	80,583	5.6%
Hershey Strategic Capital	80,583	5.6%
Thomas R. Wolzien	80,583	5.6%

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Short-term borrowing

In May 2007, Salon entered into a line of credit with Deutsche Bank Securities, Inc. for borrowings of up to $1 million plus accrued interest. In September 2016, this credit agreement was transferred to Raymond James after Deutsche Bank Securities, Inc. sold its accounts. This agreement is guaranteed in its entirety by John Warnock, Salon’s former Chairman. As of March 31, 2017 and March 31, 2016, the line was fully drawn. Raymond James may demand repayment of amounts borrowed at any time. Additionally, Mr. Warnock may also choose to terminate his guarantee, which would trigger a demand for repayment. Accrued interest thereon is $382,000.

Related-party cash advances

During the fiscal year ended March 31, 2017, the Company received $350,000 and $100,000 in unsecured, interest-free cash advances from Mr. Warnock and Mr. Hambrecht, respectively, as working capital.

Promissory Notes

On November 14, 2016, the Company received $400,000 in the form of Demand Promissory Notes, of which $100,000 came from related parties. The Notes bear interest at the rate of four percent (4%) per annum. As a condition to issuance of the Demand Promissory Note, all related-party cash advances from Mr. Warnock and Mr. Hambrecht, $5,428,000 and $2,913,000 respectively, were to be converted into a total of 83,410,000 shares of Common Stock at a conversion price of $0.10 per share. Mr. Warnock received 54,280,000 shares of Common Stock. Due to the Company’s insufficient authorized shares of Common Stock, Mr. Hambrecht further agreed to receive 2,246,017 shares of Common Stock and 268,840 shares of Series A Preferred Stock which will automatically convert into 26,883,983 shares of Common Stock upon the filing of the Amendment and resulting increase in authorized shares of Common Stock, which is expected to occur during the quarter ending September 30, 2017.

Purchase Agreement

On January 24, 2017, the Company entered into the Purchase Agreement with the Purchasers to issue and sell in the Private Placement up to 2,417,471 shares of the Company’s Series A Preferred Stock, at a purchase price of $1.24 per share. The Company expects the completion of the purchase and sale of the shares of the Series A Preferred Stock will occur in three stages.

The Initial Closing was completed on January 26, 2017. In the Initial Closing, we sold to the Purchasers an aggregate of 805,824 shares of Series A Preferred Stock for a total purchase price of $1 million. The investors in the Initial Closing included the Company’s CEO, Jordan Hoffner, and certain of his family members, the Company’s CFO, Elizabeth Hambrecht, and the Company’s Director, William Hambrecht.

The Second Closing was completed on March 23, 2017. In the Second Closing, we sold to the Purchasers an aggregate of 173,252 shares of Series A Preferred Stock for a total purchase price of $0.215 million. The Second Closing included only investors who had previously indicated interest in participating in the Private Placement. The investors in the Second Closing included Mr. Hoffner, Ryan Nathanson, the Company’s Chief Operating Officer, and Ms. Jordana Brondo, the Company’s Chief Revenue Officer.

The Final Closing is projected to occur no later than June 30, 2017, or as soon thereafter as may be practicable. The Final Closing will include only investors who had previously indicated interest in participating in the Private Placement.

The following summarizes related party purchasers in the Initial and Second Closings:

Related-party Purchasers	Shares of Series A Preferred Stock	Initial or Second Closing	Aggregate Purchase Price
Spear Point Capital Fund LP (1)	443,203	Initial	$550,000
Hambrecht 1980 Revocable Trust (2)	80,582	Initial	$100,000
Eu Revocable Trust (3)	40,291	Initial	$50,000
Jordan Hoffner	20,146	Initial	$25,000
Pershing LLC as Custodian, Jordan Jon Hoffner IRA Rollover (4)	20,146	Initial	$25,000
Larry Hoffner (5)	20,146	Initial	$25,000
Pershing LLC as Custodian, Jordan Jon Hoffner IRA Rollover (4)	40,291	Second	$50,000
Jordana Brondo (6)	32,233	Second	$40,000
Ryan Nathanson (7)	12,087	Second	$15,000
Total	709,125		$880,000

(1)	Mr. Rodney Bienvenu and Trevor Colhoun, Directors, are Managing Members of Spear Point Capital Management LLC which provides management services to Spear Point Capital Fund LP.
(2)	William Hambrecht, Director, father of Elizabeth Hambrecht, CFO; Mr. Hambrecht is the trustee of the Trust.
(3)	Elizabeth Hambrecht, CFO, is the trustee of the Trust.
(4)	Jordan Hoffner, CEO, is the Custodian of the account.
(5)	Larry Hoffner is the father of Jordon Hoffner, CEO.
(6)	Chief Revenue Officer.
(7)	Chief Operating Officer.

Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons

Salon has primarily relied on cash infusion from related persons to meet cash operating needs from the year ended March 31, 2003 through the year ended March 31, 2017. During this period of inadequate cash, the Board approved related person transactions after full disclosure of the interests of related parties.  Subsequent to March 31, 2007, Salon’s Audit Committee separately, or in conjunction with the full Board, excluding those related parties involved in such transactions reviewed, approved and/or ratified all related party transactions, as the Audit Committee is empowered to do under Salon's Audit Committee Charter.

Salon has disclosed in filings with the SEC all related party transactions. The SEC defines a related party transaction to include any transaction, arrangement or relationship in which Salon is a participant and in which any of the following persons has or will have a direct or indirect material interest:

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

ITEM 14. Principal Accountant Fees and Services

BPM LLP is Salon’s independent registered public accounting firm. The aggregate audit fees billed by BPM LLP for the year ended March 31, 2016 were approximately $116,000 and for the year ended March 31, 2017 are estimated to be approximately $115,000. In addition, corporate tax filing fees for the year ended March 31, 2016 were approximately $15,000. The aggregate corporate tax filing fees for the year ended March 31, 2017 are estimated to be approximately $25,000. Fiscal year 2009 was the first year BPM LLP was engaged to perform corporate tax filing services. Except for corporate tax filing services, BPM LLP did not perform any services for which Salon incurred fees for non-audit related fees, or other fees.

During the year ended March 31, 2017, all audit and tax fees were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

The information concerning Salon’s financial statements and the Report of BPM LLP, Salon’s Independent Auditors required by this item are incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

None.

3.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit
Number	Description of Document
3.1(1)	Certificate of Designation of Series A Mandatorily Convertible Voting Preferred Stock, dated January 24, 2017
3.2(1)	Certificate of Amendment of Restated Certificate of Incorporation of Salon Media Group, Inc., dated January 25, 2017
3.3(3)	Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the Delaware on March 13, 2014
3.4(4)	Restated Bylaws of Salon, as amended through March 13, 2014.
10.1(1)	Purchase Agreement, dated as of January 24, 2017
10.2(1)	Stock Exchange Agreement, dated as of November 14, 2016
10.3(1)	Amendment to Stock Exchange Agreement, dated January 19, 2017.
10.4(1)	Bridge Financing Agreement, dated as of August 5, 2016
10.5(1)	Bridge Financing Agreement, dated as of August 5, 2016
10.6(1)	Bridge Finance Amendment, dated January 25, 2017.
10.7(1)	Bridge Finance Amendment, dated January 25, 2017.
10.8(2)	Purchase Agreement, dated as of March 23, 2017
10.9(5)	Salon Media Group, Inc. 2004 Stock Plan.
10.10(5)	Form of the Salon Media Group, Inc. Notice of Grant of Stock Option and Stock Option Agreement.
10.11(6)	Employment Agreement with David Talbot dated July 22, 2011.
10.12(7)	Separation Agreement between Norman Blashka and Salon Media Group, Inc. entered into on June 4, 2012.
10.13(8)	Employment Agreement with Cynthia Jeffers, dated December 3, 2012.
10.14(9)	Employment Agreement with Elizabeth Hambrecht, dated July 2, 2013.
10.15(10)	Employment Agreement with Jordan Hoffner, dated June 9, 2016.
10.16(11)	Employment Agreement with Jordana Havriluk Brondo, dated June 20, 2017.
10.17(12)	Asset Sale Agreement between the Well Group, Inc. and Salon Media Group, Inc. entered into on September 20, 2012.
10.18(13)	Form of Purchase Agreement, dated as of March 1, 2013
10.19(13)	Voting Agreement, dated as of February 28, 2013

10.20(14)	2014 Stock Incentive Plan
10.21(15)	Office Lease between 132 West 31st Street Building Investors II, LLC and Salon Media Group, Inc., dated April 16, 2014
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Jordan Hoffner, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
31.2	Certification of Elizabeth Hambrecht, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jordan Hoffner, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Certification of Elizabeth Hambrecht, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

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

Footnote	Footnote Description

1	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K filed on January 27, 2017.

2	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2017.

3	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.

4	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.

5	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on June 29, 2005.

6	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 27, 2011.

7	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 4, 2012.

8	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed December 10, 2012.

9	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed July 2, 2013.

10	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed May 24, 2016.

11	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed June 23, 2017.

12	Incorporated by reference to the exhibits filed with Salon’s Quarterly Report on Form 10-Q filed November 14, 2012.

13	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed March 7, 2013.

14	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed March 13, 2014.

15	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on May 14, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALON MEDIA GROUP, INC.

By:	/s/ Jordan Hoffner
Jordan Hoffner
Chief Executive Officer

Date: June 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jordan Hoffner	Chief Executive Officer and Director (Principal Executive Officer)	June 23, 2017
Jordan Hoffner

/s/ Elizabeth Hambrecht	Chief Financial Officer (Principal Financial and Accounting Officer)	June 23, 2017
Elizabeth Hambrecht

/s/ Ryan Nathanson	Chief Operating Officer	June 23, 2017
Ryan Nathanson

/s/ Jordana Brondo	Chief Revenue Officer	June 23, 2017
Jordana Brondo

/s/ Richard MacWilliams	Chairman of the Board	June 23, 2017
Richard MacWilliams

/s/ William Hambrecht	Director	June 23, 2017
William Hambrecht

/s/ Rodney Bienvenu	Director	June 23, 2017
Rodney Bienvenu

/s/ Trevor Colhoun	Director	June 23, 2017
Trevor Colhoun