Form 10-Q
period 2017-06-30
SALON MEDIA GROUP INC
filed 2017-08-11
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 1, 2017 was 900,000,000 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30,	March 31,
	2017	2017 (1)
	(unaudited)
Assets
Current assets:
Cash	$348	$183
Accounts receivable, net of allowance of $15	568	663
Prepaid expenses and other current assets	172	159
Total current assets	1,088	1,005
Property and equipment, net	298	305
Other assets, principally deposits	33	33
Total assets	$1,419	$1,343
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings and accrued interest	$1,396	$1,382
Convertible promissory notes	275	-
Accounts payable	1,377	1,231
Accrued liabilities	1,484	1,581
Deferred revenue	100	7
Total current liabilities	4,632	4,201

Deferred rent	-	58
Total liabilities	4,632	4,259
Commitments and contingencies (See Note 5)

Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,427,229 shares issued and outstanding as of June 30, 2017 and March 31, 2017 (liquidation preference of $3,540 as of June 30, 2017 and March 31, 2017)	6,862	6,862

Stockholders’ deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, 150,000,000 shares issued and outstanding as of June 30, 2017 and March 31, 2017	150	150
Additional paid-in capital	125,328	125,053
Accumulated deficit	(135,553)	(134,981)
Total stockholders' deficit	(10,075)	(9,778)
Total liabilities, mezzanine equity and stockholders' deficit	$1,419	$1,343

(1)	Derived from the Company’s audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	June 30,
	2017	2016

Revenues	$1,461	$1,296

Operating expenses:
Production and content	1,022	1,021
Sales and marketing	176	293
Technology	212	331
General and administrative	334	489
Total operating expenses	1,744	2,134

Loss from operations	(283)	(838)
Interest expense	(289)	(11)
Net loss attributable to common stockholders	$(572)	$(849)

Basic and diluted net loss per share	$(0.00)	$(0.01)

Weighted-average shares used in computing basic and diluted net loss per share	150,000	76,245

The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(572)	$(849)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense and change in allowance for doubtful accounts	14	-
Depreciation	7	10
Stock-based compensation	96	80
Non-cash interest expense	275	-
Changes in assets and liabilities:
Accounts receivable	81	421
Prepaid expenses and other current assets	(13)	16
Accounts payable, accrued liabilities and deferred rent	(91)	(35)
Deferred revenue	93	-
Net cash used in operating activities	(110)	(357)

Cash flows from investing activities:
Purchase of property and equipment	-	(5)
Net cash used in investing activities	-	(5)

Cash flows from financing activities:
Proceeds from convertible promissory notes	275	-
Proceeds from related party advances	-	350
Net cash provided by financing activities	275	350

Net increase (decrease) in cash	165	(12)
Cash, beginning of period	183	189
Cash, end of period	$348	$177

Supplemental schedule of non-cash financing activity:
Mark to market adjustment of options liability	$96	$-

 The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1.	The Company and Significant Accounting Policies

The Company

Salon Media Group, Inc. (“Salon,” the “Company” or “We”) is an Internet media company that produces a content Website with various subject-specific sections. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

Basis of Presentation

These interim financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's financial position, results of operations and cash flows for the periods presented. These financial statements and related notes should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 2017, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on June 23, 2017. Pursuant to the rules of the SEC, these financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”). The results for the three-month period ended June 30, 2017 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2018.

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of June 30, 2017 of $135,553. In addition, Salon expects to incur a net loss from operations for the fiscal year ending March 31, 2018. The Company has operated in the past principally with the assistance of interest-free advances from related parties, and more recently by financing rounds in fiscal years 2017 and 2018. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our operating forecast for the remainder of the fiscal year ending March 31, 2018 anticipates smaller operating losses than fiscal year 2017. We estimate we will require approximately $0.75 million in additional funding to meet our operating needs for the balance of our fiscal year. Operating costs for the three months ended June 30, 2017 decreased by 18% compared to the same period last year, reflecting additional steps we have taken to better match our operating expense with revenues. However, we commenced collective bargaining with the Writers Guild of America, East, Inc. (“WGAE”) in November 2015, and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget.  If planned revenues continue to be less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

Cash

Cash consists of cash on deposit with banks and have original maturities of three months or less.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject Salon to concentrations of credit risk consist primarily of trade accounts receivable.  Salon performs ongoing credit evaluations of its customers, but does not require collateral.  Salon provides an allowance for credit losses that it periodically adjusts to reflect management’s expectations of future losses.

Three customers accounted for approximately 54%, 13% and 11% of revenues for the three months ended June 30, 2017. Two customers accounted for approximately 26% and 14% of revenues for the three months ended June 30, 2016. Three customers accounted for approximately 44%, 15% and 12% of trade accounts receivable as of June 30, 2017. Three customers accounted for approximately 35%, 18% and 15% of trade accounts receivable as of March 31, 2017.

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

As of June 30, 2017, the aggregate stock compensation remaining to be amortized to expense was $1,239. Salon expects this stock-based compensation balance to be amortized as follows: $334 during the remainder of fiscal year 2018; $427 during fiscal year 2019; $405 during fiscal year 2020; and $73 during fiscal year 2021. The expected amortization reflects only outstanding stock option awards as of June 30, 2017.

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

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill in Step 2 of the goodwill impairment test. Under ASU 2017-04, goodwill impairment charges will be based on the excess of a reporting unit’s carrying amount over its fair value as determined in Step 1 of the testing. ASU 2017-04 is effective for interim and annual testing dates after January 1, 2019, with early adoption permitted for interim and annual goodwill impairment testing dates after January 1, 2017. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)”, which clarifies the scope and application of ASC Topic 610-20 on accounting for the sale or transfer of nonfinancial assets, that is an asset with physical value such as real estate, equipment, intangibles or similar property. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

In February 2016, the FASB issued ASU 2016-02 “Leases” intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company is evaluating the full impact this guidance will have on its financial statements.

In May 2014 (and subsequently updated with clarifying standard), the FASB issued 2014-09 “Revenue from Contracts with Customers” related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. Subsequent to the release of this guidance, the FASB has issued additional updates intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard both at transition and on an ongoing basis. The new standard and related amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods. The Company is evaluating the full impact this guidance will have on its financial statements.

SALON MEDIA GROUP, INC.

NOTES TO ONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

2.	Borrowing Agreements

Short-term Borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%. In September 2016, this credit agreement was transferred to Raymond James and Associates, Inc. (“Raymond James”) after Deutsche Bank Securities, Inc. sold its accounts. The agreement is guaranteed in its entirety by Salon’s former Chairman, John Warnock. The line of credit has been fully drawn as of June 30, 2017. Raymond James may demand repayment of amounts borrowed at any time. Additionally, Mr. Warnock may also choose to terminate his guarantee, which would trigger a demand for repayment. As of June 30, 2017 and March 31, 2017, accrued interest on short-term borrowings totaled approximately $396 and $382, respectively.

As of June 30, 2017 and March 31, 2017, the weighted average interest rate on the Company’s short-term borrowings remained constant at approximately 3.5%.

Convertible Promissory Notes

During the three months ended June 30, 2017, we issued $275 in interest-free demand promissory notes that are convertible into 221,601 shares of Salon’s Series A Mandatorily Convertible Voting Preferred Stock (the “Series A Preferred Stock”). These 221,601 shares of Series A Preferred Stock will automatically convert into 22.16 million shares of Common Stock upon the filing with the Secretary of State of the State of Delaware of the Certificate of Amendment of Restated Certificate of Incorporation (the “Amendment”), which occurred on August 1, 2017 and increased the number of authorized shares of Common Stock, and the delivery to the Company’s stockholders of an information statement, pursuant to the Purchase Agreement.

Additionally, $275 of the issued demand promissory notes contained a conversion price that is deemed beneficial to the holders of the notes. Accordingly, the Company recorded non-cash interest expense aggregating $275 for the additional value of the beneficial conversion feature during the three months ended June 30, 2017 with an offsetting entry to Additional Paid-in Capital.

Advances from Related Parties

During each of the three months ended June 30, 2017 and the three months ended June 30, 2016, the Company received from John Warnock $0 and $350, respectively, in unsecured, interest-free cash advances as working capital to fund operations. As of March 31, 2017, all outstanding advances were exchanged into shares of Common Stock or shares of Series A Preferred Stock.

3.	Employee Stock Option Plans

Salon has two stock option plans approved by stockholders: the Salon Media Group, Inc. 2004 Stock Plan (the “2004 Stock Plan”) and the Salon Media Group, Inc. 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”), as described in Note 7, “Employee Stock Option Plans,” of the notes to financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017. The 2004 Stock Plan expired in November 2014, after which no further options were permitted to be granted.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Salon has granted options pursuant to plans not approved (“Non-Plan”) by shareholders. On June 9, 2016, we granted to our Chief Executive Officer (“CEO”) an option to purchase 12,654,318 shares of Common Stock pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting in equal monthly installments over a four-year period commencing with the grant date. We did not grant any Non-Plan options during the three months ended June 30, 2017.

As of June 30, 2017, the aggregate stock compensation remaining to be amortized to expense was $1,239. Salon expects this stock-based compensation balance to be amortized as follows: $334 during the remainder of fiscal year 2018; $427 during fiscal year 2019; $405 during fiscal year 2020; and $73 during fiscal year 2021. The expected amortization reflects only outstanding stock option awards as of June 30, 2017.

Due to insufficient authorized shares of Common Stock as of November 14, 2016, the vested options as of November 14, 2016 with a fair value of $818, were reclassified from equity to liabilities and re-measured at fair value and presented under accrued liabilities. The balance of this option liability was $1,027 and $931 as of June 30, 2017 and March 31, 2017, respectively. The Amendment was filed on August 1, 2017, after which the liabilities were reclassified back to equity, upon the resulting increased authorization of shares of Common Stock.

The following table summarizes activities under Salon’s plans for the three months ended June 30, 2017:

		Weighted-
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2017	19,177,000	$0.21	$223
Granted	-	-
Exercised	-	-
Expired and forfeited	(341,000)	$0.22
Outstanding at June 30, 2017	18,836,000	$0.21	$220
Exercisable as of June 30, 2017	8,958,000	$0.17	$220
Vested and expected to vest as of June 30, 2017	13,656,000	$0.21	$220

We did not grant any options during the three months ended June 30, 2017. Options totaling 12,654,318 shares were awarded during the three months ended June 30, 2016. The weighted-average fair value of options granted during the three month period ended June 30, 2016 was $0.23 per share. The weighted-average fair value of options vested during each of the three month periods ended June 30, 2017 and 2016 was $0.23 per share and $0.16 per share, respectively. There were no options exercised during the three months ended June 30, 2017.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Our Board of Directors (the “Board”) also approved a resolution on June 12, 2014 to amend the 2014 Stock Incentive Plan to comply with certain California Code of Regulations and Internal Revenue Service regulations. As of June 30, 2017, options totaling 2,748,567 were awarded under the 2014 Stock Incentive Plan.

We recognized stock-based compensation expense of $96 and $80 during the three months ended June 30, 2017 and 2016, respectively.

4.	Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Three Months Ended
	June 30,
	2017	2016
Numerator:
Net loss	$(572)	$(849)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	150,000,000	76,245,000

Basic and diluted net loss per share	$(0.00)	$(0.01)

Antidilutive securities including options, convertible debts and preferred stock not included in net loss per share calculation	161,559,000	20,706,000

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

5.	Commitments and Contingencies

On October 17, 2012, Salon signed a five-year office lease agreement for its San Francisco headquarters at 870 Market Street, San Francisco, California. The five-year lease, for approximately 2,405 square feet, commenced on December 1, 2012 and will terminate on November 30, 2017.

In August 2016, we informed our landlord at our office space at 132 West 31st Street, New York, New York, of our intention to move out of the premises, and we engaged a property agent to find a sub-tenant for the space. The lease for New York space commenced on July 1, 2014 and will expire on September 30, 2019. In January 2017, we were asked to vacate the office space at 132 West 31st Street due to nonpayment of our monthly rent, and on January 30, 2017, we released the letter of credit of $204 to the landlord to settle the unpaid rent. On August 3, 2017, we received a notice of legal action from the landlord. This civil summons & complaint in New York State Court seeks to recover all unpaid rents for the remainder of our five-year lease, equal to approximately $720, plus damages. Counsel for Salon is currently evaluating potential defenses and counterclaims, based on the laws and facts. Our current office space in New York, located at 315 West 36th Street, New York, New York is rented on a month-to-month basis and does not carry a lease agreement.

Total future minimum payments under operating leases and short-term borrowing in effect as of June 30, 2017 are as follows:

	Payments Due By Period
	Total	Year 1
Operating leases	$39	$39
Short-term borrowing	1,000	1,000
Short-term borrowing interest	396	396
Total	$1,435	$1,435

Salon continues collective bargaining with WGAE. As we do not yet have an agreement with our union employees, we remain uncertain how it will impact our financial status, or if it will have a negative impact on our ability to obtain additional financing, if necessary.

6.	Preferred Stock – Mezzanine Equity

As part of our committed efforts to raise capital, on January 24, 2017, Salon entered into a Purchase Agreement (the “Purchase Agreement”) with purchasers identified therein (each, a “Purchaser” and together, the “Purchasers”) to issue and sell to the Purchasers in the private placement (the “Private Placement”) an aggregate principal amount of at least $1 million of the Company’s Series A Preferred Stock that will automatically convert into shares of Common Stock, upon the filing of the Amendment with the Secretary of State of the State of Delaware after the final closing of the Private Placement and delivery of the information statement to the Company’s stockholders, pursuant to the Purchase Agreement. The Company has authorized the issuance and sale in the Private Placement of up to 2,417,471 shares of the Series A Preferred Stock, each of which is convertible into 100 shares of Common Stock, at the purchase price of $1.24 per share. The completion of the purchase and sale of the Series A Preferred Stock occurred in three stages, each a “Closing.”

The initial Closing (“Initial Closing”) was completed on January 26, 2017. In the Initial Closing, we sold to the Purchasers an aggregate of 805,824 shares of Series A Preferred Stock for a total purchase price of $1 million. The investors in the Initial Closing included the Company’s CEO, Jordan Hoffner, and certain of his family members, the Company’s Chief Financial Officer (“CFO”), Elizabeth Hambrecht, and the Company’s Director, William Hambrecht.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The second Closing (“Second Closing”) was completed on March 23, 2017. In the Second Closing, we sold to the Purchasers an aggregate of 173,252 shares of Series A Preferred Stock for a total purchase price of $0.215 million. The Second Closing included only investors who had previously indicated interest in participating in the Private Placement. The investors in the Second Closing included Jordan Hoffner, the Company’s CFO, Ryan Nathanson, the Company’s Chief Operating Officer, and Jordana Brondo, the Company’s Chief Revenue Officer.

The final Closing (the “Final Closing”) was completed on July 20, 2017. In the Final Closing, we sold to the Purchasers an aggregate of 221,601 shares of Series A Preferred Stock for a total purchase price of $0.275 million. The Final Closing included only investors who had previously indicated interest in participating in the Private Placement. The investors in the Final Closing included the Company’s CEO, Jordan Hoffner; the Company’s CFO, Elizabeth Hambrecht and the Company’s Director, William Hambrecht.

Due to insufficient authorized shares of our Common Stock as of June 30, 2017, these Series A Preferred shares are disclosed under mezzanine equity on our Balance Sheet. The Amendment was filed and the resulting increase in authorized shares of Common Stock occurred on August 1, 2017. After delivery of the information statement to the Company’s stockholders, pursuant to the Purchase Agreement, the Preferred Stock will be reclassified from mezzanine equity to stockholders’ deficit.

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

After payment of the full preferential amounts has been made to the holders of the shares of Series A Preferred Stock pursuant to the Certificate of Designation, if any remaining assets of the Company are available for distribution to stockholders, the holders of shares of Common Stock and Series A Preferred Stock shall be entitled to receive the remaining assets of the Company available for distribution to stockholders ratably in proportion to the shares of Common Stock then held by them and the shares of Common Stock to which they have the right to acquire upon conversion of the shares of Series A Preferred Stock held by them. Following the Final Closing of the Private Placement on July 20, 2017, the Series A Preferred Stock accounts for approximately 52% of outstanding shares on an as converted basis and assuming an increase in authorized share capital so that all shares can convert to Common Stock.

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

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The exchange rate and common equivalent shares of our Series A Preferred Stock as of June 30, 2017 are as follows:

Preferred Stock	Shares Outstanding	Per Share Exchange Rate	Common Equivalent Shares
Series A	1,427,229	100	142,722,900
Total	1,427,229		142,722,900

7.	Subsequent Events

As reported in the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2017, the Final Closing of the Private Placement to issue and sell shares of the Company’s Series A Preferred Stock to the Purchasers was completed on July 20, 2017. At the Final Closing, the Company converted $275 of interest-free demand promissory notes into 221,601 shares of Series A Preferred Stock. The Final Closing included only investors who had previously indicated interest in participating in the Private Placement.

The principal amount generated from the Initial Closing, the Second Closing and the Final Closing of the Private Placement aggregated $1.69 million for a total of 1,648,830 shares of the Company’s Series A Preferred Stock sold to the Purchasers. All of the Series A Preferred Stock are automatically convertible into 164,883,000 shares of Common Stock, upon the filing of the Amendment with the Secretary of State of the State of Delaware to increase our authorized shares of Common Stock to 900,000,000, which occurred on August 1, 2017, and the delivery of the information statement to the Company’s stockholders, pursuant to the Purchase Agreement.

On August 3, 2017, we received a notice of legal action (the “Complaint”) from our previous landlord, VBGO Penn Plaza, LLC (the “Landlord”), at 132 West 31st Street, New York, New York.  The Complaint, in New York State Court, seeks to recover all unpaid rents for the remainder of our five-year lease at 132 West 31st Street, equal to approximately $720, plus damages. Following a judgment of possession in favor of the Landlord, on or about January 17, 2017, Salon and the Landlord entered into an agreement pursuant to which Salon vacated the premises. At the time of the agreement, there were approximately thirty-three months remaining under the lease term. Pursuant to the terms of the lease, Salon is liable to the Landlord for the rents accruing during the remainder of the lease term, offset by rents received from a replacement tenant, if any.

The potential amount of this contingent liability is indeterminate, since it is unknown whether the Landlord will lease the premises to a new tenant. While counsel for Salon is evaluating potential defenses and counterclaims to the Complaint, we are unable to determine the foregoing liability, if any, with any degree of certainty, due to the uncertain nature of litigation matters.

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

Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors That May Affect Salon’s Future Results and Market Price of Stock." In this report, the words “anticipates,” “believes,” “expects,” “estimates,” “intends,” “future,” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q should be considered in conjunction with the audited financial statements, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (the “Fiscal 2017 Annual Report”) filed with the Securities and Exchange Commission. Matters of interest therein include, but are not limited to, our disclosure of critical accounting policies.

Overview

Salon is a technology-based advertising media business that wholly owns and operates an online news website, salon.com (“Salon.com”). Our award-winning website is committed to fearless journalism and combines original investigative stories and provocative personal essays along with quick-take commentary, articles, podcasts, and original video about politics, culture, entertainment, sustainability, innovation, technology and business.

We have a history of significant losses and expect to incur a loss from operations, based on GAAP, for our fiscal year ending March 31, 2018 and potentially for future years. BPM LLP, Salon’s independent registered public accounting firm for the fiscal years ended March 31, 2017, 2016, and 2015, included a “going-concern” audit opinion on the financial statements for those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the factors noted in the going-concern opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

During the quarter ended June 30, 2017, we continued to execute our business strategy to refine and broaden our editorial products in order to attract both a premier audience and additional advertising, which would increase revenues. We face increased competition, however, from both new and larger websites for online advertising campaigns, while industry trends continue a shift toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business. Through our programmatic advertising efforts, we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisements on our Website through programmatic advertising open marketplaces, thereby placing less emphasis on a traditional media sales effort. The highlights of our June 2017 quarter are listed below:

Highlights from Quarter ended June 30, 2017

●

Net revenues increased 13% to $1.5 million in the quarter ended June 30, 2017, versus $1.3 million in the same period in 2016. The increase in revenue was a result of a continued significant industry shift in online advertising from advertising sold by a direct sales team to advertising increasingly being sold through software-based “programmatic” technology. Our advertising sold through networks that access these programmatic buys accounted for 82% of our advertising revenues for the June 2017 quarter. We have been making changes to our advertising footprint to capture the greater programmatic opportunity for our display and video advertising inventory and will continue to focus our efforts to allow better management of our advertising inventory and targeting for our advertisers. This has allowed us to improve our cost-per-thousand-impression (“CPMs”) from our programmatic advertising by 19% in the June 2017 quarter, as compared to the June 2016 quarter. The higher programmatic CPMs were offset, however, by a decline in traffic from the same period last year, which led to a smaller inventory of advertisement products to sell, and a smaller relative increase in revenues.

●

Net losses decreased to $0.6 million during the quarter ended June 30, 2017, compared to $0.8 million in the quarter ended June 30, 2016. The decreased losses resulted from an increase in revenues and a corresponding decrease in operating expense to $1.7 million, compared to $2.1 million in the same period last year. The financials included several non-recurring items, including $0.3 million non-cash interest expense recorded for the beneficial conversion feature of capital raising transactions during the June 2017 quarter, as well as the reversal of $0.2 million accrued bonuses for former employees. In the same quarter last year, losses included approximately $0.2 million of one-off restructuring expenses during the quarter. We will continue to look for ways to reduce expenses in areas that we expect can help us reduce losses and accelerate a path to profitability.

●

We have continued to roll out our strategy to produce original video content focused on news, politics and entertainment under the banner of “Salon Talks.” Our goal is to add high quality, diversified content to our Website and to attract premium video advertising that commands higher CPMs as compared to display advertising. We achieved nearly 39 million video views in the June 2017 quarter, compared to approximately 15 million video views in the March 2017 quarter as Salon’s editorial team placed greater emphasis on its video products. As a result of our efforts, we received positive critical acclaim as we were selected as a finalist for Magazine Industry Newsletter’s (“min”) 2017 Magazine Media Awards for Video Excellence-original video.

●

Our focus on growing traffic has shifted from volume to quality, in order to maximize our ability to monetize our page views with higher CPM video and display advertising. According to data compiled by Google Analytics, average unique visitors to the Salon.com Website during the June 2017 quarter decreased 23% and 9%, as compared to the quarters ended June 30, 2016 and March 31, 2017, respectively. We attribute the decline compared to the March 2017 quarter primarily to the changes in the algorithms used by Facebook to promote news content, which led to lower referral traffic from Facebook. The decline in traffic compared to the same period last year was due to a combination of events, including changes in the Facebook algorithm, a decline in referral traffic from major sites like Yahoo and Twitter and the implementation of software to remove non-human traffic.

●

The June 2017 quarter featured great journalism, including original reporting and analysis — as we covered in-depth the top stories in news, politics and entertainment. Stories about President Trump, the alleged Russian interference in the U.S. Presidential race, the firing of CIA director, James Comey, and film and TV reviews and commentary drove the most views. We were proud to be honored for our excellence in journalism during the quarter. In April 2017, Salon was named an honoree for the 2016 Webby Awards for its Online Film & Video, Video Remixes and Mashups category, for our Donald Trump/Big Lebowski mashup.

●

We have continued collective bargaining with WGAE. As we do not yet have an agreement with our union employees, it remains uncertain how the collective bargaining and union affiliation of Salon’s union employees will impact our financial status, or if they will have a negative impact on our ability to obtain additional financing.

●

Social media and referral traffic from other websites continues to be a major driver of traffic and a significant focus across the Company. Approximately 35% of Website visitors as of June 30, 2017 resulted from social media and referral traffic from other websites. We make regular updates to the Website to optimize content to be shared on social media with a special focus on our mobile platforms. In June 2017, we had approximately 971,000 Facebook “likes,” and 988,000 Twitter followers.

●

Mobile users accounted for 67% of all users in June 2017, which is a decline from 74% in June 2016. We continue to have a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens. We also have increased focus on monetizing mobile traffic by implementing native and other mobile-optimized advertising.

●

We continually work toward leaner, more efficient technological systems through automation, improved architecture and adoption of emerging best practices. During the quarter ended June 30, 2017, we made technological updates to our browser, tablet, and mobile platforms with a focus on video, mobile and advertising and advertisement blocking. We also continued planning the redesign of our Website, which is targeted to launch in the September 2017 quarter.

Sources of Revenue

Most of Salon’s revenues are derived from advertising from the sale of promotional space on its Website. The sale of promotional space is generally for less than ninety days in duration. Advertisers pay for advertising on a CPM basis. The primary factors in our ability to increase our advertising revenues in future periods are growth in our audience and the addition of higher CPM ad products, such as pre-roll video. Attracting more unique visitors to our Website is important because these returning users generate additional page views, and each page view becomes a potential platform for advertisements. Advertising comprises banners, video, rich media and other interactive ads. CPMs vary by platform and CPMs for mobile have been less than for desktop, however in the recent quarter they have been increasing. Videos and sponsored content on mobile devices continue to grow in popularity and can demand a higher CPM. We believe that continuing to add videos and sponsored content to our mobile platform and improving and optimizing the platform’s design will help increase revenues from our mobile platform.

In addition, Salon generates revenue from referring users to third-party websites, and we also generate nominal revenue from the licensing of content that previously appeared in our Website.

Expenses

Production and content expenses consist primarily of salaries and related expenses for Salon’s editorial and production staff, payments to freelance writers and artists, bandwidth costs associated with serving pages on our Website and ad serving costs.

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and related personnel costs, travel, and other costs associated with Salon’s sales team and our business development efforts. It also includes marketing promotions.

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

Interest expense includes accrued interest on our outstanding debt and non-cash charges from the beneficial conversion feature of convertible debt.

In accordance with Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (ASC 718), our expenses include stock-based compensation expenses related to stock option and restricted stock grants to employees, non-employee directors and consultants. These costs are included in the various departmental expenses.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon’s significant accounting policies are described in Note 2 to the financial statements in our Fiscal 2017 Annual Report. We believe accounting policies and estimates related to revenue recognition and accounting for debt and equity are the most critical to our financial statements. Future results may differ from current estimates if different assumptions are used or different conditions were to prevail.

Revenue Recognition

Salon recognizes revenues once persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, and collectability is reasonably assured.  Revenues are recognized ratably over the period in which our obligations to deliver advertisement impressions are fulfilled.  The duration of the advertisements are generally short-term and frequently have cancellation clauses. Payments received before our obligations are fulfilled are classified as “deferred revenues” in Salon’s balance sheet.

We generate advertising revenue from advertisements displayed on our Website. Advertising revenue comprised 83% and 88% of our revenues for the three months ended June 30, 2017 and June 30, 2016, respectively.  Salon’s advertising revenue is principally dependent on the number of visits to our Website and the corresponding advertisement unit rates. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; pre-roll video advertisements, where revenue is dependent on the number of video views; native advertisements, which are advertisements created to match the form and function of the platform on which they appear and sponsored content, in which advertisers pay for adjacency to specific content. In the past two years, industry trends have shifted toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business in which we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisement on our Website through programmatic advertising open marketplaces, and we place less emphasis on a traditional media sales effort.

Accounting for Stock-Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognize the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

We recognized stock-based compensation expense of $96,000 and $80,000 during the three months ended June 30, 2017 and June 30, 2016, respectively. As of June 30, 2017, we had an aggregate of $1,239,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $334,000 during the remainder of fiscal 2018; $427,000 during fiscal 2019; $405,000 during fiscal 2020; and $73,000 during fiscal 2021. The expected amortization reflects only outstanding stock option awards as of June 30, 2017. We expect to continue to issue stock-based awards to our employees in future periods.

Due to insufficient authorized shares of Common Stock as of November 14, 2016, the vested options as of this date with a fair value of $818,000, were reclassified from equity to liabilities and re-measured at fair value. The vested options are presented in Salon’s financial statements under accrued liabilities. The balance of the option liability was $1,027,000 as of June 30, 2017. Upon the increased authorization of shares of Common Stock, which took place upon the filing of the Amendment with the Secretary of State of the State of Delaware on August 1, 2017, the liabilities were reclassified back to equity.

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

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Net revenue

Net revenue increased 13% to approximately $1.5 million for the three months ended June 30, 2017 from approximately $1.3 million for the three months ended June 30, 2016.

Advertising revenues increased 9% to approximately $1.2 million for the three months ended June 30, 2017 from approximately $1.1 million for the three months ended June 30, 2016. Direct advertisement sales were approximately 17% and programmatic advertisement sales were approximately 82% of total advertising revenue for the three months ended June 30, 2017.

Revenues from all other sources, mostly referral fees, increased 56% to approximately $0.25 million for the three months ended June 30, 2017 from approximately $0.16 million for the three months ended June 30, 2016. The overall increases were attributed to higher revenues from a renewed referral fee customer agreement.

Expenses

Production and content

Production and content expenses remained relatively flat from a year ago at approximately $1.0 million for the three months ended June 30, 2017.

Sales and marketing

Sales and marketing expenses decreased 40% to approximately $0.2 million for the three months ended June 30, 2017 from approximately $0.3 million for the three months ended June 30, 2016. The decrease was mainly attributed to personnel changes.

Technology

Technology expenses decreased 36% to approximately $0.2 million for the three months ended June 30, 2017 from approximately $0.3 million for the three months ended June 30, 2016. The decrease was mainly attributed to personnel changes.

General and administrative

General and administrative expenses decreased 32% to approximately $0.3 million for the three months ended June 30, 2017 from approximately $0.5 million for the three months ended June 30, 2016. This decrease was mainly attributed to personnel changes and the lower costs of monthly rents for our relocated New York office.

Interest expense

Interest expense increased to $0.3 million for the three months ended June 30, 2017 from $0.01 million for the three months ended June 30, 2016. The increase was primarily attributed to non-cash charges from the beneficial conversion feature of convertible promissory notes.

Liquidity and capital resources

Net cash used in operations was approximately $0.1 million for the three months ended June 30, 2017. The principal uses of cash during the three months ended June 30, 2017 were to fund the $0.6 million net loss, inclusive of $0.3 million non-cash interest expense and the net activities from various working capital and non-cash items for the period. The accounts receivable, net as of June 30, 2017 of approximately $0.6 million, represent primarily advertising sales during the period, and are expected to be collected within the next four months.

Net cash provided by financing activities was approximately $0.3 million and $0.4 million for the three months ended June 30, 2017 and June 30, 2016, respectively, reflecting proceeds from convertible promissory notes and short-term advances from related parties.

We estimate that we will require approximately $0.75 million in additional funding to meet our operating needs for the remaining nine months of fiscal 2018, ending March 31, 2018. Until the collective bargaining negotiations with WGAE are finalized, however, we will not have a clear idea of any potential increase in our budget. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

During the three months ended June 30, 2017, we issued $275 in interest-free demand promissory notes. If we were not able to obtain additional funding from related parties or others, we would be required to curtail or discontinue operations, or consider other alternatives.

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2017:

	Payments Due By Period
	Total	Year 1
Operating leases	$39	$39
Short-term borrowing	1,000	1,000
Short-term borrowing interest	396	396
Total	$1,435	$1,435

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, we entered into a credit agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1.0 million at a rate of prime less 0.25% which subjects Salon to interest rate risk. In September 2016, this credit agreement was sold to Raymond James. Our obligations under this agreement are guaranteed in their entirety by former Chairman of the Board, John Warnock. As of June 30, 2017, we had $1.0 million plus accrued interest outstanding under this agreement, payable on demand. The interest rate under the agreement may increase, though management does not believe that the impact of a potential rate increase will materially affect the financial condition of the Company. As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4.	Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (June 30, 2017), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.

On August 3, 2017, we received a notice of legal action (the “Complaint”) from our previous landlord, VBGO Penn Plaza, LLC (the “Landlord”), at 132 West 31st Street, New York, New York.  The Complaint, in New York State Court, seeks to recover all unpaid rents for the remainder of our five-year lease at 132 West 31st Street, equal to approximately $720, plus damages. Following a judgment of possession in favor of the Landlord, on or about January 17, 2017, Salon and the Landlord entered into an agreement pursuant to which Salon vacated the premises. At the time of the agreement, there were approximately thirty-three months remaining under the lease term. Pursuant to the terms of the lease, Salon is liable to the Landlord for the rents accruing during the remainder of the lease term, offset by rents received from a replacement tenant, if any.

The potential amount of this contingent liability is indeterminate, since it is unknown whether the Landlord will lease the premises to a new tenant. While counsel for Salon is evaluating potential defenses and counterclaims to the Complaint, we are unable to determine the foregoing liability, if any, with any degree of certainty, due to the uncertain nature of litigation matters.

Item 1A.  Risk Factors.

Salon’s business faces significant risks. The risks described below may not be the only risks Salon faces. Additional risks that are not yet known or that are currently immaterial may also impair its business operations or have a negative impact on its stock price. If any of the events or circumstances described in the following risks actually occurs, its business, financial condition or results of operations could suffer, and the trading price of its Common Stock could decline. The Risk Factors set forth below have not materially changed from those included in our Fiscal 2017 Annual Report.

Salon has historically lacked significant revenues and has a history of losses.

We have a history of significant losses and expect to incur a loss from operations, based on U.S. GAAP, for our fiscal year ending March 31, 2018 and to be determined in future years. Even if we attain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than we anticipate or operating expenses exceed expectations, financial results will most likely be severely harmed and our ability to continue operations will be seriously jeopardized.

BPM LLP, Salon’s independent registered public accounting firm for the fiscal years ended March 31, 2012 through 2017 included a “going-concern” audit opinion on the financial statements for each of those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the factors noted in the going concern opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

The Company has operated in the past principally with the assistance of interest-free advances from related parties, and more recently by financing rounds. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Salon’s projected cash flows may not meet expectations.

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

If we forecast or experience periods of limited, or diminishing cash resources, we may need to sell additional securities or borrow additional funds. There is no guarantee that we will be able to issue additional securities in future periods or borrow additional funds on commercially reasonable terms to meet our cash needs. Our ability to continue as a going concern will be adversely affected if we are unable to raise additional cash from sources we have relied upon in the past or from new sources.

We have relied on related parties for significant investment capital.

We have relied on cash infusions from related parties to fund operations for many years. The related parties are primarily John Warnock, former Chairman of the Board, and William Hambrecht. William Hambrecht is a Director and the father of our CFO, Elizabeth Hambrecht.

On January 24, 2017, Salon entered into the Purchase Agreement with various investors to issue and sell to the investors in a Private Placement shares of the Company’s Series A Preferred Stock that will automatically convert into shares of Common Stock, upon the filing of the Amendment and resulting increase in authorized shares of Common Stock, which occurred on August 1, 2017, and the delivery to the Company’s stockholders of an information statement, pursuant to the Purchase Agreement. As reported in Salon’s Current Reports on Form 8-K, filed with the SEC on January 27, 2017, March 27, 2017 and July 26, 2017, the Initial Closing of $1 million, the Second Closing of $0.215 million and the Final Closing of $0.275 million were completed on January 26, 2017, March 23, 2017, and July 20, 2017, respectively.

William Hambrecht, Elizabeth Hambrecht, Jordan Hoffner and Larry Hoffner, the father of our CEO Jordan Hoffner, were purchasers in the Initial Closing of the Private Placement. Jordan Hoffner, CEO, Ryan Nathanson, Chief Operating Officer, and Jordana Brondo, Chief Revenue Officer, were also purchasers in the second closing of the Private Placement. William Hambrecht, Elizabeth Hambrecht and Jordan Hoffner were purchasers in the Final Closing of the Private Placement.

Curtailment of cash investments and borrowing guarantees by related parties would detrimentally impact our cash availability and our ability to fund our operations.

 We started collective bargaining with our non-supervisory editorial employees, and the results of this process are uncertain.

On August 3, 2015, the WGAE became the collective bargaining representative of Salon’s non-supervisory editorial employees. We commenced collective bargaining with the WGAE in November 2015. Should this collective bargaining process result in an agreement that would not permit us to obtain additional funding, there can be no assurance that we will be able to continue our current business.

Our principal stockholders exercise a controlling influence over our business affairs and may make business decisions with which non-principal stockholders disagree, which may affect the value of non-principal stockholders’ investments.

As of July 20, 2017, after the Closing of the Private Placement of an aggregate principal amount of $1.69 million of the Series A Preferred Stock, approximately 67% of our voting securities are controlled, directly or indirectly by John Warnock, William Hambrecht and Spear Point Capital Fund, LP. These three investors, if aligned, could combine to make business decisions with which non-principal stockholders disagree, and which may affect the value of the non-principal stockholders’ investments.

Future sales of significant number of shares of our Common Stock by principal stockholders could cause our stock price to decline.

As of June 30, 2017, our directors and officers owned approximately 136 million shares of Common Stock, on an as converted basis, and upon the increase in authorized share capital upon the filing of the Amendment with the Secretary of State of Delaware after the Final Closing of the Private Placement. The increased authorized share capital will allow the shares of Series A Preferred Stock to convert into shares of Common Stock, pursuant to the terms of the Purchase Agreement. The 136 million shares, as converted, represent approximately 47% of post-offering fully diluted ownership, following the Initial and Second Closing of the Private Placement. As our shares of Common Stock are normally thinly traded, if our principal stockholders were to sell their shares of Common Stock, the price per share of our shares of Common Stock could be adversely affected.

Our stock has been, and will likely continue to be, subjected to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and which may prevent our stockholders from reselling Common Stock at a profit.

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

Holders of our shares of Series A Preferred Stock are entitled to potentially significant liquidation preferences of Salon’s assets over holders of our shares of Common Stock in the event of a liquidation event.

Holders of shares of Series A Preferred Stock have liquidation preferences over holders of shares of Common Stock of the first approximately $3.5 million in potential sales proceeds as of June 30, 2017. If a liquidation event were to occur, the holders of shares of Series A Preferred Stock would be entitled to receive the first $3.5 million of cash distributions. Holders of shares of Series A Preferred Stock are not entitled to receive dividends, pursuant to the Certificate Designation of Preferences, Rights and Limitations of the Series A Preferred Stock. Upon the filing of the Amendment and resulting increase in our authorized share capital, which occurred on August 1, 2017, and the delivery to the Company’s stockholders of the information statement, the shares of Series A Preferred Stock will automatically convert into shares of Common Stock.

We depend on advertising sales for substantially all of our revenues, and our inability to maintain or increase advertising revenues would harm our business.

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

Internet users increasingly use mobile devices rather than PCs to access the Internet.  Approximately 67% of our monthly users are now visiting our Website on mobile devices.  As mobile platforms encompass a larger share of our readers, our ability to grow advertising revenue is increasingly dependent on our ability to generate revenue from advertisements displayed on mobile devices.  While we plan to continue to devote technology resources to support our mobile browser product and advertising products, if our mobile browser product and advertising products for mobile devices do not attract and retain users and advertisers to generate mobile revenue, our operating and financial results will be adversely impacted. We are dependent upon our products operating on mobile operating systems we do not control. The mobile phone manufacturer and its operating systems might block access to our Website or make it hard for users to find our Website through their devices, or block certain advertisements or charge us for delivery of advertisements, all of which would harm our operations and suppress revenue potential.

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

As the behavior of internet consumers continues to change, distribution of our content, products and services via traditional methods may become less effective, and new distribution strategies may need to be developed. Consumers are increasingly using social networking sites, such as Facebook and Twitter, to communicate and to acquire and disseminate information. As consumers migrate towards social networks, we continue to build social elements into our content, products and services in order to make them available on social networks and to attract and engage consumers on our Website and mobile platforms. There is no guarantee that we will be able to successfully integrate our content with such social networking or other new consumer trends. Even if we are able to distribute our content, products and services effectively through social networking or other new or developing distribution channels, this does not assure that we will be able to attract new unique visitors or generate additional page views that can be monetized by our advertising platform.

Hackers may attempt to penetrate our security system and online security breaches could harm our business.

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

We must promote the Salon brand to attract and retain users, advertisers and strategic partners.

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

We must hire, integrate and/or retain qualified personnel to support our business plans.

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

 Our success depends on our key personnel, including our executive officers, and the loss of key personnel, including our CEO, could disrupt our business.

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

We may expend significant resources to protect our intellectual property rights or to defend claims of infringement by third parties, and if we are not successful we may lose rights to use significant material or be required to pay significant fees.

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

Our technology development efforts may not be successful in improving the functionality of our network, which could result in reduced traffic on our Website or reduced advertising revenues.

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

We rely on third parties to provide the technologies necessary to deliver content, advertising and services to our users, and any change in the licensing terms, costs, availability, or acceptance of these formats and technologies could adversely affect our business.

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

We may be held liable for content or third party links on our Website or content distributed to third parties.

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

Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic.

Our Website, Salon.com, and content management system run on cloud computing hosted by Amazon Web Services, which are in facilities located in Virginia, Washington and Ireland. Any disruption of Amazon’s cloud computing platform could result in a service outage. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our Website and could cause advertisers to terminate any agreements with us. In addition, we could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for losses that may occur due to any failures of or interruptions in our systems. We do not presently have a formal disaster recovery plan.

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

Privacy concerns could impair our business.

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

 Due to the volatility of the price of our Common Stock, we may be the target of securities litigation, which is costly and time-consuming to defend.

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

Our quarterly operating results are volatile and may adversely affect the price of our Common Stock.

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

Provisions in Delaware law and our charter, stock option agreements and offer letters to executive officers may prevent or delay a change of control.

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent a Delaware corporation from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation’s assets unless:

●	the Board approved the transaction in which the stockholder acquired 15% or more of the corporation’s assets;

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

 SALON MEDIA GROUP, INC.

Dated: August 11, 2017	/s/ Jordan Hoffner
Jordan Hoffner
Chief Executive Officer

Dated: August 11, 2017	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht
Chief Financial Officer