Form 10-Q
period 2017-09-30
SALON MEDIA GROUP INC
filed 2017-11-09
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company [X]   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the act. Yes [ ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on November 1, 2017 was 151,056,477 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30,	March 31,
	2017	2017 (1)
	(unaudited)
Assets
Current assets:
Cash	$230	$183
Accounts receivable, net of allowance of $15	378	663
Prepaid expenses and other current assets	109	159
Total current assets	717	1,005
Property and equipment, net	442	305
Other assets, principally deposits	33	33
Total assets	$1,192	$1,343
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings and accrued interest	$1,410	$1,382
Accounts payable	1,468	1,231
Accrued liabilities	647	1,581
Deferred revenue	25	7
Total current liabilities	3,550	4,201

Deferred rent	-	58
Total liabilities	3,550	4,259
Commitments and contingencies (See Note 5)
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 and 1,427,229 shares issued and outstanding as of September 30, 2017 and March 31, 2017 (liquidation preference of $0 and $3,540 as of September 30, 2017 and March 31, 2017, respectively)	-	6,862

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,648,830 and 0 shares issued and outstanding as of September 30, 2017 and March 31, 2017 (liquidation preference of $4,089 and $0 as of September 30, 2017 and March 31, 2017, respectively)	7,412	-
Common stock, $0.001 par value, 900,000,000 and 150,000,000 shares authorized as of September 30, 2017 and March 31, 2017, 151,056,477 shares issued and outstanding as of September 30, 2017 and 150,000,000 shares issued and outstanding as of March 31, 2017	151	150
Additional paid-in capital	126,426	125,053
Accumulated deficit	(136,347)	(134,981)
Total stockholders' deficit	(2,358)	(9,778)
Total liabilities, mezzanine equity and stockholders' deficit	$1,192	$1,343

(1)	Derived from the Company’s audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$1,160	$994	$2,621	$2,290

Operating expenses:
Production and content	1,014	920	2,036	1,941
Sales and marketing	129	206	305	499
Technology	186	276	398	607
General and administrative	611	447	945	936
Total operating expenses	1,940	1,849	3,684	3,983

Loss from operations	(780)	(855)	(1,063)	(1,693)
Interest expense	(14)	(11)	(303)	(22)
Net loss attributable to common shareholders	$(794)	$(866)	$(1,366)	$(1,715)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares used in computing basic and diluted net loss per share	150,367	76,257	150,185	76,251

The accompanying notes are an integral part of these financial statements.

SALON MEDIA GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,366)	$(1,715)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense and change in allowance for doubtful accounts	6	(3)
Depreciation	13	19
Stock-based compensation	433	208
Non-cash interest expense	275	-
Changes in operating assets and liabilities:
Accounts receivable	279	642
Prepaid expenses and other current assets	50	23
Accounts payable, accrued liabilities and deferred rent	204	196
Deferred revenue	18	-
Net cash used in operating activities	(88)	(630)

Cash flows from investing activities:
Purchase of property and equipment	(150)	(140)
Net cash used in investing activities	(150)	(140)

Cash flows from financing activities:
Proceeds from convertible promissory notes	275	200
Proceeds from related party advances	40	450
Repayments of related party advances	(40)	-
Net proceeds from issuance of common stock	10	2
Net cash provided by financing activities	285	652

Net increase (decrease) in cash	47	(118)
Cash, beginning of period	183	189
Cash, end of period	$230	$71

Supplemental schedule of non-cash financing activity:
Reclassification of stock options liability back to stockholders’ deficit	$1,010	$-
Conversion of convertible promissory note to common stock	$275	$-

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

Basis of Presentation

These interim financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's financial position, results of operations and cash flows for the periods presented. These financial statements and related notes should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 2017, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on June 23, 2017. Pursuant to the rules of the SEC, these financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”). The results for the six months ended September 30, 2017 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2018.

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of September 30, 2017 of $136,347. In addition, Salon expects to incur a net loss from operations for the fiscal year ending March 31, 2018. The Company has operated in the past principally with the assistance of interest-free advances from related parties, and more recently by financing rounds in fiscal years 2017 and 2018. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our operating forecast for the remainder of the fiscal year ending March 31, 2018 anticipates smaller operating losses than fiscal year 2017. We estimate we will require approximately $0.75 million in additional funding to meet our operating needs for the balance of our fiscal year. Operating costs for the six months ended September 30, 2017 decreased by 8% compared to the same period last year, reflecting additional steps we have taken to better match our operating expense with revenues. However, we commenced collective bargaining with the Writers Guild of America, East, Inc. (“WGAE”) in November 2015, and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget.  If planned revenues continue to be less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

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

One customer accounted for approximately 54% of revenues for the three months ended September 30, 2017. Two customers accounted for approximately 22% and 13% of revenues for the three months ended September 30, 2016. Two customers accounted for approximately 54% and 10% of revenues for the six months ended September 30, 2017. One customer accounted for approximately 24% of revenues for the six months ended September 30, 2016. Three customers accounted for approximately 26%, 11% and 10% of trade accounts receivable as of September 30, 2017. Three customers accounted for approximately 35%, 18% and 15% of trade accounts receivable as of March 31, 2017.

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

Recently Issued Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part Accounting Standards Update (“ASU”) 2017-11, “Earnings Per Share (Topic 260).”  Part I addresses the complexity of accounting for certain financial instruments with down round features.  Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings.  Part II does not require any transition guidance because those amendments do not have an accounting effect.  ASU 2017-11 is effective for public entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted.  We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)”, which clarifies the scope and application of ASC Topic 610-20 on accounting for the sale or transfer of nonfinancial assets, that is assets with physical value such as real estate, equipment, intangibles or similar property. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business,” which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses.  ASU 2017-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  We do not expect the adoption of ASU 2017-01 to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

In May 2014 (and subsequently updated with clarifying standard), the FASB issued 2014-09 “Revenue from Contracts with Customers” related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. Subsequent to the release of this guidance, the FASB has issued additional updates intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard both at transition and on an ongoing basis. The new standard and related amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods. The Company expects to adopt this standard in the first quarter of fiscal year 2019 and it is evaluating the full impact this guidance will have on its financial statements.

SALON MEDIA GROUP, INC.

NOTES TO ONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

2.	Borrowing Agreements

Short-term Borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%. In September 2016, this credit agreement was transferred to Raymond James and Associates, Inc. (“Raymond James”) after Deutsche Bank Securities, Inc. sold its accounts. The agreement is guaranteed in its entirety by Salon’s former Chairman, John Warnock. The line of credit has been fully drawn as of September 30, 2017. Raymond James may demand repayment of amounts borrowed at any time. Additionally, Mr. Warnock may also choose to terminate his guarantee, which would trigger a demand for repayment. As of September 30, 2017 and March 31, 2017, accrued interest on short-term borrowings totaled approximately $410 and $382, respectively.

As of September 30, 2017 and March 31, 2017, the weighted average interest rate on the Company’s short-term borrowings remained constant at approximately 3.5%.

Convertible Promissory Notes

During the six months ended September 30, 2017, we issued $275 in interest-free demand promissory notes that were converted into 221,601 shares of Salon’s Series A Mandatorily Convertible Voting Preferred Stock (the “Series A Preferred Stock”). These 221,601 shares of Series A Preferred Stock will automatically convert into 22.16 million shares of Common Stock upon the filing with the Secretary of State of the State of Delaware of the Certificate of Amendment of Restated Certificate of Incorporation (the “Amendment”), which occurred on August 1, 2017 and increased the number of authorized shares of Common Stock, and the future delivery to the Company’s stockholders of an information statement, pursuant to the Purchase Agreement.

Additionally, $275 of the issued demand promissory notes contained a conversion price that is deemed beneficial to the holders of the notes. Accordingly, the Company recorded non-cash interest expense aggregating $275 for the additional value of the beneficial conversion feature during the six months ended September 30, 2017 with an offsetting entry to Additional Paid-in Capital.

Advances from Related Parties

During each of the six months ended September 30, 2017 and the six months ended September 30, 2016, the Company received from John Warnock $0 and $450, respectively, in unsecured, interest-free cash advances as working capital to fund operations. As of March 31, 2017, all outstanding advances were exchanged into shares of Common Stock or shares of Series A Preferred Stock.

On September 26, 2017, the Company received from Jordan Hoffner, the Company’s Chief Executive Officer (“CEO”), $40 in a short-term, unsecured, interest-free cash advance as working capital to fund operations. This advance was repaid on September 29, 2017.

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

Salon has granted options pursuant to plans not approved (“Non-Plan”) by shareholders.  On June 9, 2016, we granted to our CEO an option to purchase 12,654,318 shares of Common Stock pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting in equal monthly installments over a four-year period commencing with the grant date.  On September 6, 2017, we granted to our CEO and to each member of our board of directors (the “Board”) an option to purchase 31,260,505 and 5,384,615 shares of Common Stock, respectively.

During the six months ended September 30, 2017, we granted options to all employees of the Company to acquire a total of 7,633,918 shares under the 2014 Stock Incentive Plan.   The fair value of each option grant (2014 Stock Incentive Plan and Non-Plan) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Six months ended September 30,
	2017			2016
Risk-free interest rates		1.75%		1.10	–	1.15%
Expected lives (in years)	5.7	–	6.3	4.0	–	6.3
Expected volatility		451%			393%
Dividend yield		0%			0%

We applied the expected term of 6.3 years during the six months ended September 30, 2017, to more appropriately estimate expectations of exercise behavior of the options. The expected stock price volatility is based on historical volatility of Salon’s stock over a period equal to the expected term of the options. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the service period of the stock options. We have not paid dividends in the past.

As of September 30, 2017, the aggregate stock compensation remaining to be amortized to expense was $4,986. Salon expects this stock-based compensation balance to be amortized as follows: $755 during the remainder of fiscal year 2018; $1,363 during fiscal year 2019; $1,372 during fiscal year 2020; $1,080 during fiscal year 2021; and $416 during fiscal year 2022. The expected amortization reflects only outstanding stock option awards as of September 30, 2017.

Due to insufficient authorized shares of Common Stock as of November 14, 2016, the vested options as of November 14, 2016 with a fair value of $818, were reclassified from equity to liabilities and re-measured at fair value and presented under accrued liabilities. The balance of this option liability was $931 as of March 31, 2017, respectively. The Amendment was filed on August 1, 2017, after which the $1,010 option liability was reclassified back to equity during the quarter ended September 30, 2017, upon the resulting increased authorization of shares of Common Stock.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following table summarizes activities under Salon’s plans for the six months ended September 30, 2017:

		Weighted-
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2017	19,177,000	$0.21	$223
Granted	44,279,000	$0.13
Exercised	(1,056,000)	$0.01
Expired and forfeited	(3,904,000)	$0.16
Outstanding at September 30, 2017	58,496,000	$0.16	$885
Exercisable as of September 30, 2017	6,497,000	$0.21	$885
Vested and expected to vest as of September 30, 2017	50,692,000	$0.16	$885

Options to purchase 44,279,038 shares of Common Stock and 12,955,218 shares of Common Stock were awarded during the six months ended September 30, 2017 and September 30, 2016, respectively.  The weighted-average fair value of options granted during each of the six months ended September 30, 2017 and September 30, 2016 was $0.13 per share and $0.23 per share, respectively.  The weighted-average fair value of options vested during each of the six months ended September 30, 2017 and September 30, 2016 was $0.13 per share and $0.21 per share, respectively.  A total of 1,056,477 options were exercised during the six months ended September 30, 2017.

Our Board also approved a resolution on June 12, 2014 to amend the 2014 Stock Incentive Plan to comply with certain California Code of Regulations and Internal Revenue Service regulations.  As of September 30, 2017, options totaling 10,382,485 were awarded under the 2014 Stock Incentive Plan.

We recognized stock-based compensation expense of $433 and $208 during the six months ended September 30, 2017 and 2016, respectively.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4.	Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(794)	$(866)	$(1,366)	$(1,715)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	150,367,000	76,257,000	150,185,000	76,251,000

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Antidilutive securities including options and preferred stock not included in net loss per share calculation	223,378,000	20,662,000	223,378,000	20,662,000

5.	Commitments and Contingencies

On October 17, 2012, Salon signed a five-year office lease agreement for its San Francisco headquarters at 870 Market Street, San Francisco, California. The five-year lease, for approximately 2,405 square feet, commenced on December 1, 2012 and will terminate on November 30, 2017.

In August 2016, we informed our landlord at our office space at 132 West 31st Street, New York, New York, of our intention to move out of the premises, and we engaged a property agent to find a sub-tenant for the space. The lease for New York space commenced on July 1, 2014 and will expire on September 30, 2019. In January 2017, we were asked to vacate the office space at 132 West 31st Street due to nonpayment of our monthly rent, and on January 30, 2017, we released the letter of credit of $204 to the landlord to settle the unpaid rent. On August 3, 2017, we received a notice of legal action (the “Complaint”) from the landlord. This civil summons and complaint in New York State Court seeks to recover all unpaid rents for the remainder of our five-year lease, equal to approximately $720, plus damages. Counsel for Salon is currently evaluating potential defenses and counterclaims, based on the laws and facts. Our current office space in New York, located at 315 West 36th Street, New York, New York is rented on a month-to-month basis and does not carry a lease agreement.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Total future minimum payments under operating leases and short-term borrowing in effect as of September 30, 2017 are as follows:

	Payments Due By Period
	Total	Year 1
Operating leases	$16	$16
Short-term borrowing	1,000	1,000
Short-term borrowing interest	410	410
Total	$1,426	$1,426

We continue collective bargaining with the WGAE. As we do not yet have an agreement with our union employees, we remain uncertain how it will impact our financial status, or if it will have a negative impact on our ability to obtain additional financing, if necessary.

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

The initial Closing (“Initial Closing”) was completed on January 26, 2017. In the Initial Closing, we sold to the Purchasers an aggregate of 805,824 shares of Series A Preferred Stock for a total purchase price of $1 million. The investors in the Initial Closing included Jordan Hoffner, and certain of his family members, the Company’s Chief Financial Officer (“CFO”), Elizabeth Hambrecht, and the Company’s Director, William Hambrecht.

The second Closing (“Second Closing”) was completed on March 23, 2017.  In the Second Closing, we sold to the Purchasers an aggregate of 173,252 shares of Series A Preferred Stock for a total purchase price of $0.215 million.  The Second Closing included only investors who had previously indicated interest in participating in the Private Placement. The investors in the Second Closing included Jordan Hoffner, Elizabeth Hambrecht, Ryan Nathanson, the Company’s Chief Operating Officer, and Jordana Brondo, the Company’s former Chief Revenue Officer.

The final Closing (the “Final Closing”) was completed on July 20, 2017.  In the Final Closing, we sold to the Purchasers an aggregate of 221,601 shares of Series A Preferred Stock for a total purchase price of $0.275 million.  The Final Closing included only investors who had previously indicated interest in participating in the Private Placement.  The investors in the Final Closing included Jordan Hoffner, Elizabeth Hambrecht, and William Hambrecht.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Due to insufficient authorized shares of our Common Stock prior to the quarter ended September 30, 2017, these Series A Preferred shares were previously disclosed under mezzanine equity on our Balance Sheet. The Amendment was filed and the resulting increase in authorized shares of Common Stock occurred on August 1, 2017. After delivery of the information statement to the Company’s stockholders, pursuant to the Purchase Agreement, these Series A Preferred Stock of $6,862 were reclassified from mezzanine equity to stockholders’ deficit.

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

After payment of the full preferential amounts has been made to the holders of the shares of Series A Preferred Stock pursuant to the Certificate of Designation, if any remaining assets of the Company are available for distribution to stockholders, the holders of shares of Common Stock and Series A Preferred Stock shall be entitled to receive the remaining assets of the Company available for distribution to stockholders ratably in proportion to the shares of Common Stock then held by them and the shares of Common Stock to which they have the right to acquire upon conversion of the shares of Series A Preferred Stock held by them. Following the Final Closing of the Private Placement on July 20, 2017, the Series A Preferred Stock accounts for approximately 52% of outstanding shares on an as converted basis after an increase in authorized share capital and assuming all shares can convert to Common Stock.

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

The exchange rate and common equivalent shares of our Series A Preferred Stock as of September 30, 2017 are as follows:

Preferred Stock	Shares Outstanding	Per Share Exchange Rate	Common Equivalent Shares
Series A	1,648,830	100	164,883,000
Total	1,648,830		164,883,000

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

7.	Subsequent Events

On October 26, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with each of Spear Point Capital Fund, LP, Erika Tanenbaum and Hilary Tanenbaum (each a “Bridge Note Purchaser”) pursuant to which the Company sold to the Bridge Note Purchasers an aggregate principal amount of $0.25 million in mandatorily convertible notes.  The notes have a one year maturity and bear a 10% interest rate.  The notes will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million.  The conversion price will equal 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per month, but not less than the price per share paid in the Private Placement, if the financing occurs more than four months after the date of the Securities Purchase Agreement.  The Securities Purchase Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.  The above description of the material terms of the Securities Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1.

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

During the quarter ended September 30, 2017, we continued to execute our business strategy to refine and broaden our editorial products in order to attract both a premier audience and additional advertising, which would increase revenues. We face increased competition, however, from both new and larger websites for online advertising campaigns, while industry trends continue a shift toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business. Through our programmatic advertising efforts, we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisements on our Website through programmatic advertising open marketplaces, thereby placing less emphasis on a traditional media sales effort. The highlights of our September 2017 quarter are listed below:

Highlights from Quarter ended September 30, 2017

●

Net revenues increased 20% to $1.2 million in the quarter ended September 30, 2017 versus $1.0 million in the same period in 2016. For the six months ended September 30, 2017, net revenues increased 13% to $2.6 million, versus $2.3 million in the same period in 2016. The increase in revenue was a result of a continued significant industry shift in online advertising from advertising sold by a direct sales team to advertising increasingly being sold through software-based “programmatic” technology. Our advertising sold through networks that access these programmatic buys accounted for 97% of our advertising revenues for the quarter ended September 30, 2017. We have been making changes to our advertising footprint to capture the greater programmatic opportunity for our display and video advertising inventory, and we will continue to focus our efforts to allow better management of our advertising inventory and targeting for our advertisers. Updating our advertising footprint has allowed us to improve our CPMs from our programmatic advertising by 56% in the quarter ended September 2017 quarter as compared to the quarter ended September 30, 2016. The higher programmatic CPMs were offset, however, by a decline in traffic from the same period last year, which led to a smaller inventory of ad products to sell, and therefore a smaller relative increase in revenues.

●

Net losses were $0.8 million during the quarter ended September 30, 2017, and $1.4 million for the six months ended September 30, 2017, versus $0.9 million and $1.7 million during the quarter ended September 30, 2016 and the six months ended September 30, 2016, respectively.  The decreased losses resulted from an increase in revenues and steady operating expense at $1.9 million for the quarters ended September 30, 2017 and September 30, 2016.  Operating expense was $3.7 million for the six months ended September 30, 2017 compared to $4.0 million for the six months ended September 30, 2016.  The net losses included several non-recurring items, including $0.3 million non-cash interest expense recorded for the beneficial conversion feature of capital raising transactions during the quarter ended June 30, 2017 quarter, as well as the reversal of accrued bonuses for prior employees.  We will continue to look for ways to reduce expenses in areas that we expect can help reduce losses and accelerate a path to profitability.

●

Average unique visitors to the Salon.com Website during the quarter ended September 30, 2017 decreased 18% compared to the quarter ended September 30, 2016, and average unique visitors decreased 10% compared to the quarter ended June 30, 2017, according to data compiled by Google Analytics.  Our focus on growing traffic has shifted from volume to quality, in order to maximize our ability to monetize our page views with higher CPM video and display advertising.  We attribute the decline in average unique visitors primarily to the changes in the algorithms used by Facebook to promote news content, which led to lower referral traffic from Facebook, reduced referral traffic from other websites such as Yahoo and Twitter, and the implementation of software to remove non-human traffic.

●

We have continued to roll out our strategy to produce original video content focused on news, politics, and entertainment under the banner of Salon Talks and Salon Stage.  Our goal is to add high quality diversified content to our Website, and to attract premium video advertising that commands higher CPMs as compared to display advertising.  Popular recent interviews on Salon Talks included Senator Al Franken, scientist Bill Nye, and actors Niecy Nash and Jay Ellis, while Salon Stage hosted acoustic sets by, among others, the Revivalists, Lukas Nelson, and Wyelef Jean.  As a result, we have seen significant growth in our video views, reaching over 35 million video views in the quarter ended September 30, 2017 compared to about 12.8 million views during the quarter ended September 30, 2016.  As a result of our efforts, we received positive critical acclaim as we were selected as a finalist for Magazine Industry Newsletter’s (“min”) 2017 Magazine Media Awards for Video Excellence original video.

●

The growth in our quality video content has opened the door to new partnerships to monetize video traffic. In September 2017, we formalized an agreement with Tout, the TV Network for the Internet, that increased the distribution of our live video programming. The agreement combines our current video distribution on Facebook Live, Twitter, and Salon.com with Tout’s targeted video programming across more than 3,500 publisher partner sites.

●

We plan to launch a subscription program during the first quarter of 2018 that will target our users who prefer not to see advertisements. Initially, we plan to offer weekly, monthly, or yearly subscription plans in exchange for an advertisement-free experience, as well as an advertisement-free Salon app for mobile phones.  We are also exploring the potential of gated premium content, where a user will have an option to pay per piece of content. We plan to launch gated premium content initially to international users, as user adoption is higher for this service in countries in Europe.

●

The quarter ended September 30, 2017 featured great journalism, including original reporting and analysis, as Salon covered in-depth the top stories in news, politics and entertainment.  Our daily coverage of the Trump Administration, continued investigation of the alleged Russian interference in the U.S. presidential race, and the natural disasters in the Caribbean and Texas, drove the most views.  Informed articles about climate change, in part a result of the extreme hurricanes hitting the Atlantic Ocean and fires in the Western United States, were also a highlight of this quarter.  The intersection of culture and politics continued to drive user interest, including Colin Kapernick’s protest to raise awareness of racism that spread throughout the National Football League, George Clooney speaking out about President Trump’s attacks against the “Hollywood Elite,” and Rihanna seeking additional aid to Puerto Rico.  We have also provided broadened, thoughtful and smart coverage on parenting, religion, lifestyle and business that have been popular among users.

●

In mid-September 2017, we launched a new mobile-first website to provide our users with a faster and better experience. The new website, as measured before ads are loaded, is over 120% faster than the previous website, and the redesign intends to capitalize on mobile user behavior and allow for maximum flexibility to deploy future technologies and features. The redesign also intends to increase user engagement and allow us to release community functions, such as a “like” button and an “unlike” button, which have led to an immediate increase in user comments, thereby creating more pages and revenue opportunities. We will be launching additional community features, including community pages focused by topic, to support our mission to Make the Conversation Smarter.

●

We have continued collective bargaining with WGAE.  As we do not yet have an agreement with our union employees, it remains uncertain how the collective bargaining and union affiliation of Salon’s union employees will impact our financial status, or if they will have a negative impact on our ability to obtain additional financing.

●

Social media and referral traffic from other websites continues to be a major driver of traffic, with approximately 27% of Website visitors as of September 30, 2017 coming from social media and other websites.  We continue to focus on social media and referral traffic, and we make regular updates to the Website to optimize content to be shared on social media with a special focus on our mobile platforms.  In September 2017, we surpassed 980,000 Facebook “likes” and 1 million Twitter followers.

●

Mobile users accounted for 70% of all users in September 2017, increasing from 67% in June 2017.  We continue to have a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens.  We also have increased focus on monetization of mobile traffic through implementation of native and other mobile-optimized advertising.

●

We continually work toward leaner, more efficient technological systems through automation, improved architecture and adoption of emerging best practices.  During the quarter, we launched a newly redesigned Website to maximize speed and navigation, and enhance our revenue capabilities.

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

We generate advertising revenue from advertisements displayed on our Website. Advertising revenue comprised 83% and 86% of our revenues for the six months ended September 30, 2017 and September 30, 2016, respectively. Salon’s advertising revenue is principally dependent on the number of visits to our Website and the corresponding advertisement unit rates. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; pre-roll video advertisements, where revenue is dependent on the number of video views; native advertisements, which are advertisements created to match the form and function of the platform on which they appear and sponsored content, in which advertisers pay for adjacency to specific content. In the past two years, industry trends have shifted toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business in which we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisement on our Website through programmatic advertising open marketplaces, and we place less emphasis on a traditional media sales effort.

Accounting for Stock-Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognize the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

We recognized stock-based compensation expense of $433,000 and $208,000 during the six months ended September 30, 2017 and September 30, 2016, respectively.  As of September 30, 2017, we had an aggregate of $4,986,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  We currently expect this stock compensation balance to be amortized as follows: $755,000 during the remainder of fiscal 2018; $1,363,000 during fiscal 2019; $1,372,000 during fiscal 2020; $1,080,000 during fiscal 2021; and $416,000 during fiscal 2022.  The expected amortization reflects only outstanding stock option awards as of September 30, 2017.  We expect to continue to issue stock-based awards to our employees in future periods.

Due to insufficient authorized shares of Common Stock as of November 14, 2016, the vested options as of this date with a fair value of $818,000, were reclassified from equity to liabilities and re-measured at fair value.  The vested options were presented in Salon’s March 31, 2017 financial statements under accrued liabilities.  The balance of the option liability was $931,000 as of March 31, 2017.  Upon the increased authorization of shares of Common Stock, which took place upon the filing of the Amendment with the Secretary of State of the State of Delaware on August 1, 2017, the option liability of $1,010,000 was reclassified back to equity.

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

Results of Operations for the Three and Six Months Ended September 30, 2017 Compared to the Three and Six Months Ended September 30, 2016

Revenues

Revenues increased 17% to approximately $1.2 million for the three months ended September 30, 2017 from approximately $1.0 million for the three months ended September 30, 2016. Net revenue increased 14% to approximately $2.6 million for the six months ended September 30, 2017 from approximately $2.3 million for the six months ended September 30, 2016.

Advertising revenues increased 25% to approximately $1.0 million for the three months ended September 30, 2017 from approximately $0.8 million for the three months ended September 30, 2016. Direct advertisement sales were approximately 3% and programmatic advertisement sales were approximately 97% of total advertising revenue for the three months ended September 30, 2017.

Advertising revenues increased 10% to approximately $2.2 million for the six months ended September 30, 2017 from approximately $2.0 million for the six months ended September 30, 2016. Direct advertisement sales were approximately 11% and programmatic advertisement sales were approximately 89% of total advertising revenue for the six months ended September 30, 2017.

Revenues from all other sources, mostly referral fees, remained constant at approximately $0.2 million for the three months ended September 30, 2017 from the same period a year ago.  Revenues from all other sources, increased 33% to approximately $0.4 million for the six months ended September 30, 2017 from approximately $0.3 million for the six months ended September 30, 2016.  The overall increases were attributed to higher revenues from a renewed referral fee customer agreement.

Expenses

Production and content

Production and content expenses remained relatively flat from a year ago at approximately $1.0 million for the three months ended September 30, 2017. Production and content expenses remained relatively flat from a year ago at approximately $2.0 million for the six months ended September 30, 2017.

Sales and marketing

Sales and marketing expenses decreased 37% to approximately $0.1 million for the three months ended September 30, 2017 from approximately $0.2 million for the three months ended September 30, 2016. Sales and marketing expenses decreased 39% to approximately $0.3 million for the six months ended September 30, 2017 from approximately $0.5 million for the six months ended September 30, 2016. The decrease was mainly attributed to personnel changes.

Technology

Technology expenses decreased 33% to approximately $0.2 million for the three months ended September 30, 2017 from approximately $0.3 million for the three months ended September 30, 2016. Technology expenses decreased 34% to approximately $0.4 million for the six months ended September 30, 2017 from approximately $0.6 million for the six months ended September 30, 2016. The decrease was mainly attributed to personnel changes.

General and administrative

General and administrative expenses increased 37% to approximately $0.6 million for the three months ended September 30, 2017 from approximately $0.4 million for the three months ended September 30, 2016.  This increase was mainly attributed to non-cash stock-based compensation for new options granted during the quarter ended September 30, 2017.  General and administrative expenses remained relatively flat from a year ago at approximately $0.9 million for the six months ended September 30, 2017.

Interest expense

Interest expense remained relatively flat from a year ago at approximately $0.01 million for the three months ended September 30, 2017. Interest expense increased to $0.3 million for the six months ended September 30, 2017 from $0.02 million for the six months ended September 30, 2016. The increase was primarily attributed to non-cash charges from the beneficial conversion feature of convertible promissory notes.

Liquidity and capital resources

Net cash used in operations was approximately $0.09 million for the six months ended September 30, 2017. The principal uses of cash during the six months ended September 30, 2017 were to fund the $1.4 million net loss, inclusive of $0.3 million non-cash interest and $0.4 million stock-based compensation expense and the net activities from various working capital for the period. The accounts receivable, net as of September 30, 2017 of approximately $0.4 million, represent primarily advertising sales during the period, and are expected to be collected within the next four months.

Net cash provided by financing activities was approximately $0.3 million and $0.7 million for the six months ended September 30, 2017 and September 30, 2016, respectively, reflecting proceeds from convertible promissory notes and short-term advances from related parties.

We estimate that we will require approximately $0.75 million in additional funding to meet our operating needs for the remaining six months of fiscal 2018, ending March 31, 2018. Until the collective bargaining negotiations with WGAE are finalized, however, we will not have a clear idea of any potential increase in our budget. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

During the six months ended September 30, 2017, we issued $275 in interest-free demand promissory notes. If we were not able to obtain additional funding from related parties or others, we would be required to curtail or discontinue operations, or consider other alternatives.

On October 26, 2017, the Company entered into the Securities Purchase Agreement with each of the Bridge Note Purchasers, pursuant to which the Company sold to the Bridge Note Purchasers an aggregate principal amount of $0.25 million in mandatorily convertible notes.  The notes have a one year maturity and bear a 10% interest rate.  The notes will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million.  The conversion price will equal 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per month, but not less than the price per share paid in the Private Placement, if the financing occurs more than four months after the date of the Securities Purchase Agreement.

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2017:

	Payments Due By Period
	Total	Year 1
Operating leases	$16	$16
Short-term borrowing	1,000	1,000
Short-term borrowing interest	410	410
Total	$1,426	$1,426

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, we entered into a credit agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1.0 million at a rate of prime less 0.25% which subjects Salon to interest rate risk. In September 2016, this credit agreement was sold to Raymond James. Our obligations under this agreement are guaranteed in their entirety by former Chairman of the Board, John Warnock. As of September 30, 2017, we had $1.0 million in principal and $0.4 million of accrued interest outstanding under this agreement, payable on demand. The interest rate under the agreement may increase, though management does not believe that the impact of a potential rate increase will materially affect the financial condition of the Company. As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (September 30, 2017), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

The potential amount of this contingent liability is indeterminate, since it is unknown whether the Landlord will lease the premises to a new tenant.  While counsel for Salon is evaluating potential defenses and counterclaims to the Complaint, we are unable to determine the foregoing liability, if any, with any degree of certainty, due to the uncertain nature of litigation matters.  Salon has filed an Answer to the Complaint, and the parties are undertaking discovery proceedings.  A trial date has not been fixed.

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

BPM LLP, Salon’s independent registered public accounting firm for the fiscal years ended March 31, 2015 through 2017 included a “going-concern” audit opinion on the financial statements for each of those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the factors noted in the going concern opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

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

William Hambrecht, Elizabeth Hambrecht, Jordan Hoffner and Larry Hoffner, the father of our CEO Jordan Hoffner, were purchasers in the Initial Closing of the Private Placement. Jordan Hoffner, CEO, Ryan Nathanson, Chief Operating Officer, and Jordana Brondo, former Chief Revenue Officer, were also purchasers in the second closing of the Private Placement. William Hambrecht, Elizabeth Hambrecht and Jordan Hoffner were purchasers in the Final Closing of the Private Placement.

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

As of September 30, 2017, our directors and officers owned approximately 155 million shares of Common Stock, on an as converted basis, and upon the increase in authorized share capital upon the filing of the Amendment with the Secretary of State of Delaware after the Final Closing of the Private Placement. The increased authorized share capital will allow the shares of Series A Preferred Stock to convert into shares of Common Stock, pursuant to the terms of the Purchase Agreement. The 155 million shares, as converted, represent approximately 50% of post-offering fully diluted ownership, following the Initial, Second and Final Closings of the Private Placement. As our shares of Common Stock are normally thinly traded, if our principal stockholders were to sell their shares of Common Stock, the price per share of our shares of Common Stock could be adversely affected.

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

Holders of shares of Series A Preferred Stock have liquidation preferences over holders of shares of Common Stock of the first approximately $4.0 million in potential sales proceeds as of September 30, 2017. If a liquidation event were to occur, the holders of shares of Series A Preferred Stock would be entitled to receive the first $4.0 million of cash distributions. Holders of shares of Series A Preferred Stock are not entitled to receive dividends, pursuant to the Certificate Designation of Preferences, Rights and Limitations of the Series A Preferred Stock. Upon the filing of the Amendment and resulting increase in our authorized share capital, which occurred on August 1, 2017, and the future delivery to the Company’s stockholders of the information statement, the shares of Series A Preferred Stock will automatically convert into shares of Common Stock.

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

Internet users increasingly use mobile devices rather than PCs to access the Internet. Approximately 70% of our monthly users are now visiting our Website on mobile devices. As mobile platforms encompass a larger share of our readers, our ability to grow advertising revenue is increasingly dependent on our ability to generate revenue from advertisements displayed on mobile devices. While we plan to continue to devote technology resources to support our mobile browser product and advertising products, if our mobile browser product and advertising products for mobile devices do not attract and retain users and advertisers to generate mobile revenue, our operating and financial results will be adversely impacted. We are dependent upon our products operating on mobile operating systems we do not control. The mobile phone manufacturer and its operating systems might block access to our Website or make it hard for users to find our Website through their devices, or block certain advertisements or charge us for delivery of advertisements, all of which would harm our operations and suppress revenue potential.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits.

10.1	Securities Purchase Agreement, dated October 26, 2017

31.1	Certification of Jordan Hoffner, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Elizabeth Hambrecht, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Jordan Hoffner, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of Elizabeth Hambrecht, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

SALON MEDIA GROUP, INC.

Dated: November 9, 2017	/s/ Jordan Hoffner
Jordan Hoffner
Chief Executive Officer

Dated: November 9, 2017	/s/ Elizabeth Hambrecht
Elizabeth Hambrecht
Chief Financial Officer