Form 10-Q
period 2017-12-31
SALON MEDIA GROUP INC
filed 2018-02-08
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 1, 2018 was 151,056,477 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,	March 31,
	2017	2017 (1)
	(unaudited)
Assets
Current assets:
Cash	$99	$183
Accounts receivable, net of allowance of $15	772	663
Prepaid expenses and other current assets	75	159
Total current assets	946	1,005
Property and equipment, net	398	305
Other assets, principally deposits	38	33
Total assets	$1,382	$1,343
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings and accrued interest	$1,424	$1,382
Convertible promissory notes, net	336	-
Accounts payable	1,200	1,231
Accrued liabilities	761	1,588
Total current liabilities	3,721	4,201

Deferred rent	-	58
Total liabilities	3,721	4,259
Commitments and contingencies (See Note 5)
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 and 1,427,229 shares issued and outstanding as of December 31, 2017 and March 31, 2017 (liquidation preference of $0 and $3,540 as of December 31, 2017 and March 31, 2017, respectively) (2)	-	6,862

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,648,830 and 0 shares issued and outstanding as of December 31, 2017 and March 31, 2017 (liquidation preference of $4,089 and $0 as of December 31, 2017 and March 31, 2017, respectively)	7,412	-
Common stock, $0.001 par value, 900,000,000 and 150,000,000 shares authorized as of December 31, 2017 and March 31, 2017, 151,056,477 shares issued and outstanding as of December 31, 2017 and 150,000,000 shares issued and outstanding as of March 31, 2017	151	150
Additional paid-in capital	127,141	125,053
Accumulated deficit	(137,043)	(134,981)
Total stockholders' deficit	(2,339)	(9,778)
Total liabilities, mezzanine equity and stockholders' deficit	$1,382	$1,343

(1)	Derived from the Company’s audited financial statements.
(2)	Series A Mandatorily Convertible Preferred Stock at March 31, 2017 is classified as Mezzanine Equity, see Note 6.

The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenues	$1,247	$1,226	$3,868	$3,516

Operating expenses:
Production and content	808	1,152	2,844	3,093
Sales and marketing	111	209	416	708
Technology	192	283	590	890
General and administrative	723	562	1,668	1,498
Total operating expenses	1,834	2,206	5,518	6,189

Loss from operations	(587)	(980)	(1,650)	(2,673)
Interest expense	(15)	(12)	(43)	(34)
Non-cash interest expense – beneficial conversion feature	(94)	(4,420)	(369)	(4,420)
Net loss	(696)	(5,412)	(2,062)	(7,127)
Preferred deemed dividend	-	(860)	-	(860)
Net loss attributable to common shareholders	$(696)	$(6,272)	$(2,062)	$(7,987)

Basic and diluted net loss per share	$(0.00)	$(0.06)	$(0.01)	$(0.09)

Weighted average shares used in computing basic and diluted net loss per share	151,056	113,938	150,476	88,859

The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,062)	$(7,127)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	5	-
Bad debt expense and change in allowance for doubtful accounts	6	(5)
Depreciation	52	27
Stock-based compensation	880	412
Non-cash interest expense – beneficial conversion feature	369	4,420
Changes in operating assets and liabilities:
Accounts receivable	(115)	560
Prepaid expenses and other current assets	79	37
Accounts payable, accrued liabilities and deferred rent	57	699
Net cash used in operating activities	(729)	(977)

Cash flows from investing activities:
Purchase of property and equipment	(150)	(277)
Net cash used in investing activities	(150)	(277)

Cash flows from financing activities:
Proceeds from convertible promissory notes	785	750
Proceeds from related party advances	40	450
Repayment of related party advances	(40)	-
Net proceeds from issuance of common stock	10	2
Net cash provided by financing activities	795	1,202

Net decrease in cash	(84)	(52)
Cash, beginning of period	183	189
Cash, end of period	$99	$137

Supplemental schedule of non-cash financing activity:
Reclassification of stock options liability back to stockholders’ deficit	$1,010	$-
Conversion of convertible promissory note to common stock	$275	$-
Conversion of unsecured advances into preferred stock	$-	$2,688
Conversion of unsecured advances into common shares	$-	$5,653
Preferred deemed dividend in connection with preferred stock financing	$-	$860
Conversion of stock options to liabilities	$-	$818

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

Basis of Presentation

These interim financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's financial position, results of operations and cash flows for the periods presented. These financial statements and related notes should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 2017, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on June 23, 2017. Pursuant to the rules of the SEC, these financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”). The results for the nine months ended December 31, 2017 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2018.

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of December 31, 2017 of $137,043. In addition, Salon expects to incur a net loss from operations for the fiscal year ending March 31, 2018. The Company has operated in the past principally with the assistance of interest-free advances from related parties, and more recently by financing rounds in fiscal years 2017 and 2018. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our operating forecast for the remainder of the fiscal year ending March 31, 2018 anticipates smaller operating losses than fiscal year 2017. We estimate we will require approximately $0.3 million in additional funding to meet our operating needs for the balance of our fiscal year. Operating costs for the nine months ended December 31, 2017 decreased by 11% compared to the same period last year, reflecting additional steps we have taken to better match our operating expense with revenues. However, we commenced collective bargaining with the Writers Guild of America, East, Inc. (“WGAE”) in November 2015, and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget.  If planned revenues continue to be less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

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

Two customers accounted for approximately 32% and 11% of revenues for the three months ended December 31, 2017. Four customers accounted for approximately 27%, 17%, 13% and 11% of revenues for the three months ended December 31, 2016. One customer accounted for approximately 47% of revenues for the nine months ended December 31, 2017. One customer accounted for approximately 25% of revenues for the nine months ended December 31, 2016. Four customers accounted for approximately 24%, 14%, 13% and 11% of trade accounts receivable as of December 31, 2017. Three customers accounted for approximately 35%, 18% and 15% of trade accounts receivable as of March 31, 2017.

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

In May 2014 (and subsequently updated with clarifying standard), the FASB issued 2014-09 “Revenue from Contracts with Customers” related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. Subsequent to the release of this guidance, the FASB has issued additional updates intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard both at transition and on an ongoing basis. The new standard and related amendments are effective for annual reporting periods beginning after  December 15, 2017, and interim periods. The Company expects to adopt this standard in the first quarter of fiscal year 2019 and does not expect it to have a material impact on our financial position, results of operation, cash flow, or presentation thereof.

SALON MEDIA GROUP, INC.

NOTES TO ONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

2. Borrowing Agreements

Short-term Borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%. In September 2016, this credit agreement was transferred to Raymond James and Associates, Inc. (“Raymond James”) after Deutsche Bank Securities, Inc. sold its accounts. The agreement is guaranteed in its entirety by Salon’s former Chairman, John Warnock. The line of credit has been fully drawn as of December 31, 2017. Raymond James may demand repayment of amounts borrowed at any time. Additionally, Mr. Warnock may also choose to terminate his guarantee, which would trigger a demand for repayment. As of December 31, 2017 and March 31, 2017, accrued interest on short-term borrowings totaled approximately $424 and $382, respectively.

As of December 31, 2017 and March 31, 2017, the weighted average interest rate on the Company’s short-term borrowings remained constant at approximately 3.5%.

Convertible Promissory Notes

During the nine months ended December 31, 2017, we issued $275 in interest-free demand promissory notes that were converted into 221,601 shares of Salon’s Series A Mandatorily Convertible Voting Preferred Stock (the “Series A Preferred Stock”). These 221,601 shares of Series A Preferred Stock will automatically convert into 22.16 million shares of Common Stock upon the filing with the Secretary of State of the State of Delaware of the Certificate of Amendment of Restated Certificate of Incorporation (the “Amendment”), which occurred on August 1, 2017 and increased the number of authorized shares of Common Stock, and the future delivery to the Company’s stockholders of an information statement, pursuant to the Purchase Agreement.

Additionally, $275 of the issued demand promissory notes contained a conversion price that is deemed beneficial to the holders of the notes. Accordingly, the Company recorded non-cash interest expense aggregating $275 for the additional value of the beneficial conversion feature during the nine months ended December 31, 2017 with an offsetting entry to Additional Paid-in Capital.

During the three months ended December 31, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with each of Spear Point Capital Fund, LP, Erika Tanenbaum, Hilary Tanenbaum, Eu Revocable Trust, TEC Opportunities, and Jordan Hoffner (each a “Bridge Note Purchaser”) pursuant to which the Company sold to the Bridge Note Purchasers an aggregate principal amount of $510 in mandatorily convertible notes.  The notes have a one-year maturity and bear a 10% interest rate.  The notes will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million. In the event of no conversion, the notes are payable in cash or convert into a number of shares of common stock of the Company, rounded down to the nearest whole share based on the Company’s as diluted price per share on the maturity date. The conversion price will equal to 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per each month after the fourth month anniversary; provided however that the Conversion Price will never be less than the greater of (A) sixty percent (60%) of the purchase price paid in the qualified financing and (B) the price per share paid by investors in the most recently consummated offerings of the Company’s common stock, or $0.0124 per share, the conversion price in the Series A Mandatorily Convertible Preferred Private Placement, if the financing occurs more than four months after the date of the Securities Purchase Agreement.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The Company recorded a beneficial conversion feature based on the above conversion rate that is most beneficial to the holders of the notes. Accordingly, the Company recorded a debt discount of $268 with corresponding amortization of $94, netting an aggregate principal amount of $336 in mandatorily convertible notes for the nine months ended December 31, 2017.

Advances from Related Parties

During each of the nine months ended December 31, 2017 and December 31, 2016, the Company received from John Warnock $0 and $350, respectively, in unsecured, interest-free cash advances as working capital to fund operations. As of March 31, 2017, all outstanding advances were exchanged into shares of Common Stock or shares of Series A Preferred Stock.

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

During the nine months ended December 31, 2017, we granted options to all employees of the Company to acquire a total of 7,711,418 shares under the 2014 Stock Incentive Plan. The fair value of each option grant (2014 Stock Incentive Plan and Non-Plan) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Nine months ended December 31,
	2017			2016
Risk-free interest rates	1.75	–	2.05%	1.10	–	1.15%
Expected lives (in years)	5.7	–	6.3	4.0	–	6.3
Expected volatility		453%			393%
Dividend yield		0%			0%

We applied the expected term of 6.3 years during the nine months ended December 31, 2017, to more appropriately estimate expectations of exercise behavior of the options. The expected stock price volatility is based on historical volatility of Salon’s stock over a period equal to the expected term of the options. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the service period of the stock options. We have not paid dividends in the past.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of December 31, 2017, the aggregate stock compensation remaining to be amortized to expense was $4,697. Salon expects this stock-based compensation balance to be amortized as follows: $340 during the remainder of fiscal year 2018; $1,400 during fiscal year 2019; $1,409 during fiscal year 2020; $1,116 during fiscal year 2021; and $432 during fiscal year 2022. The expected amortization reflects only outstanding stock option awards as of December 31, 2017.

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

The following table summarizes activities under Salon’s plans for the nine months ended December 31, 2017:

		Weighted-
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2017	19,177,000	$0.21	$223
Granted	44,356,000	$0.13
Exercised	(1,056,000)	$0.01
Expired and forfeited	(3,957,000)	$0.15
Outstanding at December 31, 2017	58,520,000	$0.16	$3,068
Exercisable as of December 31, 2017	8,519,000	$0.20	$1,518
Vested and expected to vest as of December 31, 2017	54,229,000	$0.16	$2,284

Options to purchase 44,356,538 shares of Common Stock and 12,955,218 shares of Common Stock were awarded during the nine months ended December 31, 2017 and December 31, 2016, respectively. The weighted-average fair value of options granted during each of the nine months ended December 31, 2017 and December 31, 2016 was $0.13 per share and $0.23 per share, respectively. The weighted-average fair value of options vested during each of the nine months ended December 31, 2017 and December 31, 2016 was $0.18 per share and $0.22 per share, respectively. A total of 1,056,477 options were exercised during the nine months ended December 31, 2017.

Our Board also approved a resolution on June 12, 2014 to amend the 2014 Stock Incentive Plan to comply with certain California Code of Regulations and Internal Revenue Service regulations. As of December 31, 2017, options totaling 10,459,985 were awarded under the 2014 Stock Incentive Plan.

We recognized stock-based compensation expense of $880 and $412 during the nine months ended December 31, 2017 and 2016, respectively.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4.         Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Numerator:
Net loss	$(696)	$(6,272)	$(2,062)	$(7,987)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	151,056,000	113,938,000	150,476,000	88,859,000

Basic and diluted net loss per share	$(0.00)	$(0.06)	$(0.01)	$(0.09)

Antidilutive securities including options and preferred stock not included in net loss per share calculation	223,403,000	116,388,000	223,403,000	116,388,000

5.         Commitments and Contingencies

On October 17, 2017, Salon signed a two-year office lease agreement for its San Francisco headquarters at 870 Market Street, San Francisco, California. The two-year lease, for approximately 1,072 square feet, commenced on December 1, 2017 and will terminate on November 30, 2019. The outstanding lease obligation is $113 for the remaining 23 months of the lease.

In August 2016, we informed our landlord at our office space at 132 West 31st Street, New York, New York, of our intention to move out of the premises, and we engaged a property agent to find a sub-tenant for the space.  The lease for New York space commenced on July 1, 2014 and will expire on  September 30, 2019.  In January 2017, we were asked to vacate the office space at 132 West 31st Street due to nonpayment of our monthly rent, and on January 30, 2017, we released the letter of credit of $204 to the landlord in payment of the past due rent.  On August 3, 2017, we received a notice of legal action (the “Complaint”) from the landlord.  This civil summons and complaint in New York State Court seeks to recover all unpaid rents for the remainder of our five-year lease, equal to approximately $918 plus damages and attorneys fees.  Counsel for Salon is currently evaluating potential defenses and counterclaims, based on the laws and facts.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The potential amount of this contingent liability is indeterminate, since it is unknown whether the Landlord will lease the premises to a new tenant, in which case the rents from the new tenant are an off-set to this liability.  While counsel for Salon is evaluating potential defenses and counterclaims to the Complaint, we are unable to determine the foregoing liability, if any, with any degree of certainty, due to the uncertain nature of litigation matters.   The parties are currently engaged in discovery proceedings and no trial date has been set. The landlord has moved for partial summary judgement as to liability, which motion has not yet been opposed, argued or decided by the Court.

Our current office space in New York, located at 315 West 36th Street, New York, New York is rented on a month-to-month basis and does not carry a lease agreement.

Total future minimum payments under operating lease and short-term borrowing in effect as of December 31, 2017 are as follows:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years

Operating lease	$113	$58	$55
Short-term borrowing	1,000	1,000	-
Short-term borrowing interest	424	424	-
Total	$1,537	$1,482	$55

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

Due to insufficient authorized shares of our Common Stock prior to the quarter ended December 31, 2017, these Series A Preferred shares were previously disclosed under mezzanine equity on our Balance Sheet. The Amendment was filed and the resulting increase in authorized shares of Common Stock occurred on August 1, 2017. After filing of the Amendment, these Series A Preferred Stock of $6,862 were reclassified from mezzanine equity to stockholders’ deficit.

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

After payment of the full preferential amounts has been made to the holders of the shares of Series A Preferred Stock pursuant to the Certificate of Designation, if any remaining assets of the Company are available for distribution to stockholders, the holders of shares of Common Stock and Series A Preferred Stock shall be entitled to receive the remaining assets of the Company available for distribution to stockholders ratably in proportion to the shares of Common Stock then held by them and the shares of Common Stock to which they have the right to acquire upon conversion of the shares of Series A Preferred Stock held by them. Following the Final Closing of the Private Placement on July 20, 2017, the Series A Preferred Stock accounts for approximately 52% of outstanding shares on an as converted basis to Common Stock.

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

The exchange rate and common equivalent shares of our Series A Preferred Stock as of December 31, 2017 are as follows:

Preferred Stock	Shares Outstanding	Per Share Exchange Rate	Common Equivalent Shares
Series A	1,648,830	100	164,883,000
Total	1,648,830		164,883,000

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

7. Subsequent Events

On January 10, 2018 the Company received $75 from a related party in the form of a Bridge Note as part of the Securities Purchase Agreement. The note has a one-year maturity and bears a 10% interest rate.  The note will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million. In the event of no conversion, the notes are payable in cash or convert into a number of shares of common stock of the Company, rounded down to the nearest whole share based on the Company’s as diluted price per share on the maturity date. The conversion price will equal to 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per each month after the fourth month anniversary; provided however that the Conversion Price will never be less than the greater of (A) sixty percent (60%) of the purchase price paid in the qualified financing and (B) the price per share paid by investors in the most recently consummated offering of the Company’s common stock, or $0.0124 per share, the conversion price in the Series A Mandatorily Convertible Preferred Private Placement, if the financing occurs more than four months after the date of the Securities Purchase Agreement.

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

Overview

Salon is a technology-based advertising media business that wholly owns and operates an online news website, salon.com (“Salon.com”). Our award-winning website is committed to fearless journalism and combines original investigative stories and provocative personal essays along with quick-take commentary, articles, podcasts and original video about politics, culture, entertainment, sustainability, innovation, technology and business.

We have a history of significant losses and expect to incur a loss from operations for our fiscal year ending March 31, 2018 and potentially for future years. BPM LLP, Salon’s independent registered public accounting firm for the fiscal years ended March 31, 2017, 2016 and 2015, included a “going-concern” audit opinion on the financial statements for those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the factors noted in the going-concern opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

During the quarter ended December 31, 2017, we continued to execute our business strategy to refine and broaden our editorial products in order to attract both a premier audience and additional advertising, which would increase revenues. We face increased competition, however, from both new and larger websites for online advertising campaigns, while industry trends continue a shift toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business. Through our programmatic advertising efforts, we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisements on our Website through programmatic advertising open marketplaces, thereby placing less emphasis on a traditional media sales effort. The highlights of our December 2017 quarter are listed below:

Highlights from Quarter ended December 31, 2017

●

Net revenues were consistent at $1.2 million in the quarter ended December 31, 2017 versus $1.2 million in the same period in 2016. For the nine-month period ended December 31, 2017, net revenues increased 10% to $3.9 million, versus $3.5 million in the same period in 2016. The increase in revenue was a result of a continued significant industry shift in online advertising from advertising sold by a direct sales team to advertising increasingly being sold through software-based “programmatic” technology. Our advertising sold through networks that access these programmatic buys accounted for 84% of our advertising revenues for the December 2017 quarter. We have been making changes to our advertising footprint to capture the greater programmatic opportunity for our display and video advertising inventory, and will continue to focus our efforts to allow better management of our advertising inventory and targeting for our advertisers. This has allowed us to improve our cost-per-thousand impression (“CPMs”) from our programmatic advertising by over 50% in the December 2017 quarter as compared to the December 2016 quarter. However, the higher programmatic CPMs were offset by a smaller ad footprint due to redesign of the Website, which led to a smaller inventory of ad products to sell, so a smaller relative increase in revenues.

●

Net losses from operations were $0.6 million during the three months ended December 31, 2017, and $1.7 million for the nine months ended December 31, 2017, a decrease from $1.0 million and $2.7 million, respectively, during the same periods last year. The decrease in losses resulted from a nominal increase in revenues and a decrease in operating expenses. Operating expense in the December 2017 quarter was $1.8 million as compared to $2.2 million in the December 2016 quarter, and $5.5 million for the nine months ended December 31, 2017 as compared to $6.2 million for the corresponding period in 2016. The financials included several non-recurring items, including $0.4 million non-cash interest expense recorded for the beneficial conversion feature of capital raising transactions during the nine months ended December 31, 2017, as well as $4.4 million non-cash interest expense recorded for the beneficial feature of capital raising transactions for the nine months ended December 31, 2016. We will continue to look for ways to reduce expenses in areas that we expect can help reduce losses and accelerate a path to profitability.

●

Average unique visitors to the Salon.com Website during the quarter ended December 31, 2017 was 13.1 million, flat compared to the quarter ended December 31, 2016, and an increase of 11% compared to the quarter ended September 30, 2017, according to data compiled by Google Analytics. Our focus on growing traffic has shifted from volume to quality, in order to maximize our ability to monetize our page views with higher CPM video and display advertising. We attribute the flat traffic to a combination of events, including the changes in the algorithms used by Facebook to promote news content, which led to lower referral traffic from Facebook, and reduced referral traffic from other major websites like Yahoo and Twitter.

●

We have continued to roll out our strategy to produce original video content focused on news, politics, and entertainment under the banner of Salon TV, Salon Talks and Salon Stage. Our goal is to add high quality diversified content to our Website, and to attract premium video advertising that commands higher CPMs as compared to display advertising. Featured guests on Salon Talks have included Senator Al Franken, scientist Bill Nye, Deepak Chopra, Dan Rather, Pearl Jam guitarist Mike McCready and Van Jones, among others, while Salon Stage hosted acoustic sets by, among others, the Revivalists, Josh Ritter, Lukas Nelson, Bela Fleck, Wyclef Jean and more.

●

We have been implementing our plan to launch a subscription program, which we expect to launch in the March 2018 quarter, that will be targeted at our users who prefer not to see advertisements. Initially, we will offer a Salon ad-free app for mobile and tablet. We are also exploring the potential of gated premium content, where a user will have an option to pay per piece of content. We plan to launch gated premium content initially to international users, as user adoption is higher for this service in countries in Europe.

●

The quarter ended December 31, 2017 featured great journalism — including original reporting and analysis — as Salon covered in-depth the top stories in news, politics and entertainment. Our daily coverage of the Trump Administration, the #MeToo movement, continued investigation of the alleged Russian interference in the U. S. Presidential race, legalization of marijuana, and yearend reviews of music, TV and movies generated the most interest. The intersection of culture and politics also continued to drive user interest, including stories about Queen Elizabeth’s reference to The Crown in her Christmas Day broadcast, and Vanity Fair’s suggestion that Hillary Clinton take up knitting. We have also provided broadened, thoughtful and smart coverage on relationships, lifestyle and business that have been popular with our users.

●

In mid-September 2017, we launched a new mobile-first website that was built to give our users a faster and better experience. We have re-built our Website to capitalize on mobile user behavior and to allow for maximum flexibility to deploy future technologies and features. One immediate benefit is that our Website speed, as measured before ads are loaded, is over 120% faster than the old website. The Website also was built to increase user engagement and allows us to release community functions such as a like and unlike button, that has led to an immediate increase in comments, which generates more page views and revenue opportunities. We will be launching additional community features, including community pages focused by topic, to support our mission to Make the Conversation Smarter.

●

We continued collective bargaining with WGAE. As we do not yet have an agreement with our union employees, we remain uncertain on how it will impact our financial status, or if it will have a negative impact on our ability to obtain additional financing, if necessary.

●

Social media and referral traffic from other websites continue to be major drivers of traffic, at approximately 26% of Website visitors as of December 31, 2017, and are a significant focus across the Company. We make regular updates to the Website to optimize content to be shared on social media with a special focus on our mobile platforms. In December 2017, we surpassed 990,000 Facebook “likes” and one million Twitter followers. In December 2016, we had approximately 945,000 Facebook “likes,” and 910,000 Twitter followers.

●

Mobile users accounted for 70% of all users in December 2017, which is stable from September 2017. We continue to have a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens. We also have increased focus on monetization of mobile traffic through implementation of native and other mobile-optimized advertising.

●

We continually work toward leaner, more efficient technological systems through automation, improved architecture and adoption of emerging best practices. During the quarter, we launched a newly redesigned Website to maximize speed and navigation, and enhance our revenue capabilities.

Sources of Revenue

Most of Salon’s revenues are derived from advertising from the sale of promotional space on its Website. The sale of promotional space is generally for less than ninety days in duration. Advertisers pay for advertising on a CPM basis. The primary factors in our ability to increase our advertising revenues in future periods are the addition of higher CPM ad products, such as pre-roll video, and growth in our audience. Attracting more unique visitors to our Website is important because these returning users generate additional page views, and each page view becomes a potential platform for advertisements. Advertising comprises banners, video, rich media and other interactive ads. CPMs vary by platform and CPMs for mobile have been less than those for desktop; however, in the recent quarter they have been increasing. Videos and sponsored content on mobile devices continue to grow in popularity and can demand a higher CPM. We believe that continuing to add videos and sponsored content to our mobile platform and improving and optimizing the platform’s design will help increase revenues from our mobile platform.

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

Technology expenses consist primarily of salaries and related personnel costs, and contractor fees, associated with the development, testing and enhancement of our software to manage our Website, as well as to support our marketing and sales efforts.

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

Revenue Recognition

Salon recognizes revenues once persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, and collectability is reasonably assured. Revenues are recognized ratably over the period in which our obligations to deliver advertisement impressions are fulfilled. The duration of the advertisements is generally short-term and frequently have cancellation clauses. Payments received before our obligations are fulfilled are classified as “deferred revenues” in Salon’s balance sheet.

We generate advertising revenue from advertisements displayed on our Website. Advertising revenue comprised 79% and 80% of our revenues for the nine months ended December 31, 2017 and December 31, 2016, respectively. Salon’s advertising revenue is principally dependent on the number of visits to our Website and the corresponding advertisement unit rates. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; pre-roll video advertisements, where revenue is dependent on the number of video views; native advertisements, which are advertisements created to match the form and function of the platform on which they appear and sponsored content, in which advertisers pay for adjacency to specific content. In the past two years, industry trends have shifted toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business in which we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisement on our Website through programmatic advertising open marketplaces, and we place less emphasis on a traditional media sales effort.

Accounting for Stock-Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognize the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

We recognized stock-based compensation expense of $880,000 and $412,000 during the nine months ended December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, we had an aggregate of $4,697,000 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock-based compensation balance to be amortized as follows: $340,000 during the remainder of fiscal 2018; $1,400,000 during fiscal 2019; $1,409,000 during fiscal 2020; $1,116,000 during fiscal 2021; and $432,000 during fiscal 2022. The expected amortization reflects only outstanding stock option awards as of December 31, 2017. We expect to continue to issue stock-based awards to our employees in future periods.

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

Results of Operations for the Three and Nine Months Ended December 31, 2017 Compared to the Three and Nine Months Ended December 31, 2016

Revenues

Revenues remained flat at approximately $1.2 million for the three months ended December 31, 2017 and December 31, 2016. Revenues increased 10% to approximately $3.9 million for the nine months ended December 31, 2017 from approximately $3.5 million for the nine months ended December 31, 2016. The increase is primarily due to an 11% increase in overall advertising revenue as a result of higher average CPMs year over year.

Advertising revenues remained flat at approximately $0.9 million for the three months ended December 31, 2017 and December 31, 2016. Direct advertisement sales were approximately 16% and programmatic advertisement sales were approximately 84% of total advertising revenue for the three months ended December 31, 2017.

Advertising revenues increased 11% to approximately $3.1 million for the nine months ended December 31, 2017 from approximately $2.8 million for the nine months ended December 31, 2016. The increase is a result of higher average CPMs year over year. Direct advertisement sales were approximately 12% and programmatic advertisement sales were approximately 87% of total advertising revenue for the nine months ended December 31, 2017.

Revenues from all other sources, mostly referral fees, remained constant at approximately $0.3 million for the three months ended December 31, 2017 from the same period a year ago. Revenues from all other sources, remained constant at approximately $0.7 million for the nine months ended December 31, 2017 from the same period a year ago.

Expenses

Production and content

Production and content expenses decreased 30% to approximately $0.8 million for the three months ended December 31, 2017 from approximately $1.2 million for the three months ended December 31, 2016. Production and content expenses decreased 8% to approximately $2.8 million for the nine months ended December 31, 2017 from approximately $3.1 million for the nine months ended December 31, 2016. The decreases were mainly attributed to decreased costs associated with internet hosting and market research.

Sales and marketing

Sales and marketing expenses decreased 46% to approximately $0.1 million for the three months ended December 31, 2017 from approximately $0.2 million for the three months ended December 31, 2016. Sales and marketing expenses decreased 41% to approximately $0.4 million for the nine months ended December 31, 2017 from approximately $0.7 million for the nine months ended December 31, 2016. The decreases were mainly attributed to personnel reductions.

Technology

Technology expenses decreased 32% to approximately $0.2 million for the three months ended December 31, 2017 from approximately $0.3 million for the three months ended December 31, 2016. Technology expenses decreased 34% to approximately $0.6 million for the nine months ended December 31, 2017 from approximately $0.9 million for the nine months ended December 31, 2016. The decreases were mainly attributed to personnel reductions.

General and administrative

General and administrative expenses increased 29% to approximately $0.7 million for the three months ended December 31, 2017 from approximately $0.6 million for the three months ended December 31, 2016. General and administrative expenses increased 11% to approximately $1.7 million for the nine months ended December 31, 2017 from approximately $1.5 million for the nine months ended December 31, 2016. The increases were mainly attributed to non-cash stock-based compensation for new options granted during the nine months ended December 31, 2017.

Interest expense

Interest expense decreased 99.7% to approximately $0.01 million for the three months ended December 31, 2017 from approximately $4.4 million for the three months ended December 31, 2016. Interest expense decreased 91% to approximately $0.4 million for the nine months ended December 31, 2017 from approximately $4.5 million for the nine months ended December 31, 2016. These decreases were primarily attributed to the decrease of non-cash charges from the beneficial conversion feature of convertible promissory notes in the December 2016 quarter.

Liquidity and capital resources

Net cash used in operations was approximately $0.7 million for the nine months ended December 31, 2017. The principal uses of cash during the nine months ended December 31, 2017 were to fund the $2.0 million net loss, inclusive of $0.4 million non-cash interest expense, $0.9 million stock-based compensation expense, and the net activities from various working capital for the period. The accounts receivable, net as of December 31, 2017 of approximately $0.8 million, represent primarily advertising sales during the period, and are expected to be collected within the next four months.

Net cash provided by financing activities was approximately $0.8 million and $1.2 million for the nine months ended December 31, 2017 and December 31, 2016, respectively, reflecting proceeds from convertible promissory notes, short-term advances from related parties and issuances of common stock, offset by repayments of related party advances.

We estimate that we will require approximately $0.3 million in additional funding to meet our operating needs for the remaining three months of fiscal 2018, ending March 31, 2018. Until the collective bargaining negotiations with WGAE are finalized, however, we will not have a clear idea of any potential increase in our budget. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

During the nine months ended December 31, 2017, we issued $275 in interest-free demand promissory notes and $510 in 10% convertible promissory notes. If we were not able to obtain additional funding from related parties or others, we would be required to curtail or discontinue operations, or consider other alternatives.

During the three months ended December 31, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with each of Spear Point Capital Fund, LP, Erika Tanenbaum, Hilary Tanenbaum, Eu Revocable Trust, TEC Opportunities, and Jordan Hoffner (each a “Bridge Note Purchaser”) pursuant to which the Company sold to the Bridge Note Purchasers an aggregate principal amount of $510 in mandatorily convertible notes.  The notes have a one-year maturity and bear a 10% interest rate.  The notes will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million. In the event of no conversion, the notes are payable in cash or convert into a number of shares of common stock of the Company, rounded down to the nearest whole share based on the Company’s as diluted price per share on the maturity date. The notes will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million. The conversion price will equal to 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per each month after the fourth month anniversary; provided however that the Conversion Price will never be less than the greater of (A) sixty percent (60%) of the purchase price paid in the qualified financing and (B) the price per share paid by investors in the most recently consummated offering of the Company’s common stock, or $0.0124 per share, the conversion price in the Series A Mandatorily Convertible Preferred Private Placement, if the financing occurs more than four months after the date of the Securities Purchase Agreement.

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2017:

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years

Operating lease	$113	$58	$55
Short-term borrowing	1,000	1,000	-
Short-term borrowing interest	424	424	-
Total	$1,537	$1,482	$55

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Salon maintains all of its cash in immediately available cash deposits at its bank. These funds are not subject to market risk and no interest is paid on such funds. In May 2007, we entered into a credit agreement with Deutsche Bank Securities, Inc. that allows us to borrow up to $1.0 million at a rate of prime less 0.25% which subjects Salon to interest rate risk. In September 2016, this credit agreement was sold to Raymond James. Our obligations under this agreement are guaranteed in their entirety by former Chairman of the Board, John Warnock. As of December 31, 2017, we had $1.0 million in principal and $0.4 million of accrued interest outstanding under this agreement, payable on demand. The interest rate under the agreement may increase, though management does not believe that the impact of a potential rate increase will materially affect the financial condition of the Company. As Salon conducts all of its business in the United States, Salon is not subject to foreign exchange risk.

Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (December 31, 2017), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

In August 2016, we informed our landlord at our office space at 132 West 31st Street, New York, New York, of our intention to move out of the premises, and we engaged a property agent to find a sub-tenant for the space.  The lease for New York space commenced on July 1, 2014 and will expire on September 30, 2019.  In January 2017, we were asked to vacate the office space at 132 West 31st Street due to nonpayment of our monthly rent, and on January 30, 2017, we released the letter of credit of $204 to the landlord in payment of the past due rent.  On August 3, 2017, we received a Complaint from the landlord.  This civil summons and complaint in New York State Court seeks to recover all unpaid rents for the remainder of our five-year lease, equal to approximately $918 plus damages and attorneys fees.  Counsel for Salon is currently evaluating potential defenses and counterclaims, based on the laws and facts.

The potential amount of this contingent liability is indeterminate, since it is unknown whether the Landlord will lease the premises to a new tenant, in which case the rents from the new tenant are an off-set to this liability. While counsel for Salon is evaluating potential defenses and counterclaims to the Complaint, we are unable to determine the foregoing liability, if any, with any degree of certainty, due to the uncertain nature of litigation matters. The parties are currently engaged in discovery proceedings and no trial date has been set. The landlord has moved for partial summary judgement as to liability, which motion has not yet been opposed, argued or decided by the Court.

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

William Hambrecht, Elizabeth Hambrecht, Jordan Hoffner and Larry Hoffner, the father of our CEO Jordan Hoffner, were purchasers in the Initial Closing of the Private Placement. Jordan Hoffner, CEO, Ryan Nathanson, Chief Operating Officer, and Jordana Brondo, former Chief Revenue Officer, were also purchasers in the second closing of the Private Placement. William Hambrecht, Elizabeth Hambrecht and Jordan Hoffner were purchasers in the Final Closing of the Private Placement.    Jordan Hoffner and Elizabeth Hambrecht were also purchasers in the Bridge Note.

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

As of December 31, 2017, our directors and officers owned approximately 155 million shares of Common Stock, on an as converted basis, and upon the increase in authorized share capital upon the filing of the Amendment with the Secretary of State of Delaware after the Final Closing of the Private Placement. The increased authorized share capital will allow the shares of Series A Preferred Stock to convert into shares of Common Stock, pursuant to the terms of the Purchase Agreement. The 155 million shares, as converted, represent approximately 49% of post-offering fully diluted ownership, following the Initial, Second and Final Closings of the Private Placement. As our shares of Common Stock are normally thinly traded, if our principal stockholders were to sell their shares of Common Stock, the price per share of our shares of Common Stock could be adversely affected.

Existing stockholders may experience significant dilution from the issuance of our common stock pursuant to our recently issued convertible notes.

We currently have $585,000 in convertible notes issued as part of a bridge note financing. These notes will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million. The conversion price will equal to 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per each month after the fourth month anniversary; provided however that the Conversion Price will never be less than the greater of (A) sixty percent (60%) of the purchase price paid in the qualified financing and (B) the price per share paid by investors in the most recently consummated offering of the Company’s common stock, or $0.0124 per share, the conversion price in the Series A Mandatorily Convertible Preferred Private Placement, if the financing occurs more than four months after the date of the Securities Purchase Agreement. The issuance and sale of our common stock to these bridge note holders for any conversions may have a dilutive impact on our shareholders.

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

Holders of shares of Series A Preferred Stock have liquidation preferences over holders of shares of Common Stock of the first approximately $4.0 million in potential sales proceeds as of December 31, 2017. If a liquidation event were to occur, the holders of shares of Series A Preferred Stock would be entitled to receive the first $4.0 million of cash distributions. Holders of shares of Series A Preferred Stock are not entitled to receive dividends, pursuant to the Certificate Designation of Preferences, Rights and Limitations of the Series A Preferred Stock. Upon the filing of the Amendment and resulting increase in our authorized share capital, which occurred on August 1, 2017, and the future delivery to the Company’s stockholders of the information statement, the shares of Series A Preferred Stock will automatically convert into shares of Common Stock.

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

We have no immediate plans to pay dividends.

We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

There is a limited trading market for our common stock.

Our common stock is traded on the OTC Markets (QB Marketplace Tier) under the symbol “SLNM.” During the three-months ended January 31, 2018, the average daily trading volume of our common stock was approximately 2,780 shares. There has been limited trading activity in our stock recently, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

As long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our shares of common stock are likely to be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations make it more difficult for brokers to sell our shares of our common stock and limit the liquidity of our securities.

Transfers of our securities may be restricted by virtue of state securities “blue sky” laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue-sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 900,000,000 shares of common stock and up to 5,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

Our Certificate of Incorporation permits us to issue, without approval from our shareholders, a total of 5,000,000 shares of preferred stock.  Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From September 1, 2017 to January 10, 2018, we issued $585,000 in convertible notes issued as part of a bridge note financing. These notes will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million. The conversion price will equal to 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per each month after the fourth month anniversary; provided however that the Conversion Price will never be less than the greater of (A) sixty percent (60%) of the purchase price paid in the qualified financing and (B) the price per share paid by investors in the most recently consummated offering of the Company’s common stock, or $0.0124 per share, the conversion price in the Series A Mandatorily Convertible Preferred Private Placement, if the financing occurs more than four months after the date of the Securities Purchase Agreement. The proceeds from this bridge financing were used to fund operations.    The issuances were exempt pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On August 1, 2017, we filed a Certificate of Amendment to our Certificate of Incorporation increasing our authorized common stock to nine hundred million (900,000,000) shares.

Item 6. Exhibits

(a) Exhibits.

3.1

Certificate of Amendment to Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 1, 2017. The form of Amendment was filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 27, 2017; which is incorporated herein by reference.

10.1	Securities Purchase Agreement, dated October 26, 2017

10.2	Office lease dated October 17, 2017 for the premises located at 870 Market Street, San Francisco, California.

31.1	Certification of Jordan Hoffner, Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Elizabeth Hambrecht, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Jordan Hoffner, Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of Elizabeth Hambrecht, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

SALON MEDIA GROUP, INC.

Dated: February 8, 2018	/s/ Jordan Hoffner Jordan Hoffner Chief Executive Officer

Dated: February 8, 2018	/s/ Elizabeth Hambrecht Elizabeth Hambrecht Chief Financial Officer