Form 10-K
period 2018-03-31
SALON MEDIA GROUP INC
filed 2019-06-10
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “and emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 1, 2019 was 151,056,477 shares.

FORM 10-K

SALON MEDIA GROUP, INC.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	90

SIGNATURES		93

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

Salon’s actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth in “Risk Factors.” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are elsewhere in this Annual Report. In this Annual Report, the words “anticipates”, “believes”, “expects”, “estimates”, “intends”, “future,” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1. Business

OVERVIEW

Salon is a technology-based advertising media business that wholly owns and operates an online news website, salon.com (“Salon.com”). Our award-winning journalism is committed to fearless journalism and combines original investigative stories and provocative personal essays along with quick-take commentary, articles, podcasts, and original video about politics, culture, entertainment, sustainability, innovation, technology and business.

Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. In 1999, we had our initial public offering. In 2001, we adopted the name Salon Media Group, Inc. Our common stock is traded in the over-the-counter market and our stock symbol is SLNM.PK.

Highlights from Fiscal Year 2018 and Fiscal Year 2019 (the “Period”)

During the fiscal year ended March 31, 2018 (“fiscal year 2018”), we continued to execute our business strategy to refine and broaden our editorial products in order both to attract an engaged audience and premium advertising, which would increase revenues. However, we faced increased competition from both new and larger websites for online advertising campaigns during the year, and in the quarter ended March 31, 2018, significant changes to the algorithms used by Google and Facebook led to sharp decreases in traffic. Despite changes to our advertising footprint to capture the greater programmatic opportunity for our display and video advertising inventory, and resulting higher CPMs from our programmatic advertising compared to the fiscal year ended March 2017, the reduced traffic led to a smaller ad footprint and suppressed our revenues. The highlights of our fiscal year 2018 are listed below:

●

Total revenue in the fiscal year ended March 31, 2018 was flat at $4.5 million, compared to $4.6 million in the fiscal year ended March 31, 2017 (“fiscal year 2017”). We have been working on strategies to better monetize our Website and increase advertising revenues. A continued significant industry shift in online advertising from advertising sold by a direct sales team to advertising being sold through software-based “programmatic” technology has taken place. Our advertising sold through networks that access these programmatic buys accounted for 88% of our advertising revenue for the fiscal year 2018. We have been making changes to our advertising footprint to capture the greater programmatic opportunity for our display and video advertising inventory, and we will continue to focus our efforts to allow better management of our advertising inventory and targeting for our advertisers. This has allowed us to improve our cost-per-thousand-impression (“CPMs”) from our programmatic advertising by over 22% in the month of March 2018 as compared to March 2017. However, the higher programmatic CPMs were offset by a smaller ad footprint due to a decline in traffic, which led to a smaller inventory of ad products to sell, so a smaller relative increase in revenues. We are now focusing our efforts on re-building our Website traffic, to take advantage of the higher CPMs and increase our revenues in fiscal year 2019.

●

Net loss for the fiscal year 2018 was $3.1 million, a 70% decrease from $10.4 million in the fiscal year 2017. The decrease in net loss was mainly attributed to higher non-cash expenses in fiscal year 2017, including $5.6 million non-cash interest expense and an approximate $0.9 million non-cash preferred deemed dividends, both recorded for the beneficial conversion feature of capital raising transactions during the fiscal year 2017, compared to a $0.3 beneficial conversion feature of capital raising transactions during the fiscal year 2018. Operating expenses in fiscal year 2018 were 13% lower, at $7.4 million in fiscal year 2018 compared to $8.5 million for the fiscal year 2017. We will continue to look for ways to reduce expenses in areas that we expect can help reduce losses and accelerate a path to profitability.

●

We were proud to be honored for our excellence in journalism during the 2018 fiscal year. In April 2017, Salon was named an honoree for the 2016 Webby Awards for its Online Film & Video, Video Remixes and Mashups category, for our Donald Trump/Big Lebowski mashup. We received further positive critical recognition for our video as we were selected as a finalist for min’s 2017 Magazine Media Awards for Video Excellence - original video. The 2018 fiscal year featured great journalism, including original reporting and analysis, as we covered in-depth the top stories in news, politics and entertainment. Our daily coverage of the Trump Administration, the #MeToo movement, gun control, the alleged Russian interference in the U. S. Presidential race, climate change and the natural disasters in the Caribbean and Texas, legalization of marijuana, and film and TV reviews and commentary drove the most views. The intersection of culture and politics also continued to drive user interest, such as stories about why college may not be worth the cost, Colin Kaepernick’s national anthem protest to raise awareness of racism, George Clooney speaking out about President Trump’s attacks against the “Hollywood Elite,” and Rihanna seeking additional aid to Puerto Rico. We have also provided broadened, thoughtful and smart coverage on relationships, lifestyle and business that have been popular with our users.

●

We have continued to roll out our strategy to produce original video content focused on news, politics, and entertainment under the banner of Salon TV, Salon Talks and Salon Stage. Our goal is to add high quality diversified content to our Website, and to attract premium video advertising that commands higher CPMs as compared to display advertising. Featured guests on Salon Talks have included Senator Al Franken, scientist Bill Nye, Deepak Chopra, Dan Rather, Pearl Jam guitarist Mike McCready and Van Jones, among others, while Salon Stage hosted acoustic sets by, among others, the Revivalists, Josh Ritter, Lukas Nelson, Bela Fleck, Wyclef Jean and more. Furthermore, to monetize our growing library of original video programming, we will begin distributing our video programming across key Over-the-Top (OTT) channels such as Apple TV, Amazon, and Roku in the quarter ending June 2018.

●

Our peak monthly users for Salon.com traffic in fiscal year 2018 was in November 2017 when we recorded 15 million users, as measured by Google Analytics. In total, the average number of monthly users in fiscal year 2018 was 10.6 million, compared to 12.7 million in fiscal year 2017, a decrease of 17%. We attribute the decline in overall traffic to a combination of events, including the changes in the algorithms used by Facebook to promote news content, which led to lower referral traffic from Facebook, and reduced referral traffic from other major websites like Yahoo and Twitter. Our focus on growing traffic has shifted from volume to quality, in order to maximize our ability to monetize our page views with higher CPM video and display advertising. As a result, we are making changes to our editorial mix in order to publish more content that attract higher CPMs, such as pre-roll video and native advertising.

●

Social media and referral traffic from other websites continue to be a major driver of traffic, at approximately 29% of Website visitors as of March 2018. We make regular updates to the Website to optimize content to be shared on social media with a special focus on our mobile platforms. In March 2018, we surpassed 995,000 Facebook “likes” and over one million Twitter followers. In March 2017, we had approximately 965,000 Facebook “likes,” and 953,000 Twitter followers.

●

In August 2015, Salon recognized the Writers Guild of America, East, Inc. (“WGAE”) as the collective bargaining representative of our non-supervisory editorial staff. We continued collective bargaining with the WGAE during the year. As we do not yet have an agreement with our union employees, we remain uncertain how it will impact our financial status, or if it will have a negative impact on our ability to obtain additional financing, if necessary.

●

We launched a subscription program in March 2018 that is targeted at our users who prefer not to see advertisements. We offer a monthly or yearly subscription plan in exchange for an ad-free experience using a Salon app for the phone. In the initial weeks from launch, we signed up less than 1,000 subscribers, but we will begin to market the subscription program more actively in fiscal year 2019, as we establish additional benefits for subscribers. We are also exploring the potential of gated premium content, where a user will have an option to pay per piece of content. We plan to launch gated premium content initially to international users, as user adoption is higher for this service in countries in Europe.

●

Mobile users accounted for 66% of all users in March 2018, which is up slightly from 60% in March 2017. We continue to have a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens. We also have increased focus on monetization of mobile traffic through implementation of native and other mobile-optimized advertising.

●

We continually work toward leaner, more efficient technological systems through automation, improved architecture and adoption of emerging best practices. During the fiscal year 2018, we launched a newly redesigned Website to maximize speed and navigation, and launched a subscription app, both focused on enhancing our revenue capabilities.

Material Agreements Entered into during the Period

Advances/Secured Notes from Related Parties

From June 2018 through August 2018, we received $114.5 in advances from related parties. These advances accrued interest at a rate of 10% per annum and payable on the one-year anniversary of such advances. On December 7, 2018, these advances and all accrued interest were exchanged for secured notes in the amount of approximately $118.9. These notes bear a 10% interest rate and are payable on June 30, 2019. In addition, on December 7, 2018, we issued warrants to the secured note holders to purchase 11,312,600 shares of our common stock at an exercise price of $0.01 per share. The warrants expire five years from the issuance date and can be exercised with cash or cancellation of the secured notes referenced above.

Technology Support Agreement

On October 25, 2018 we entered into a Technology Support Agreement (the "Technology Agreement") with PubLife LLC under which PubLife agreed to provide certain technology support to us, including all web development activities for a six month term in consideration of $1,000 per month. The payment terms under this agreement were amended under the terms of the Asset Purchase Agreement (as set forth below).

General Advertising Services Agreement

On October 25, 2018, we entered into a General Advertising Services Agreement (the "Advertising Agreement") with Proper Media LLC ("Agent") under which we retained Agent to provide advertisement sales and trafficking services for our websites, including salon.com and related sites. The term of this agreement is for one -year, which term shall be extended for successive one-year periods under terminated by either party within 30 days’ notice prior to the end of any term. We agreed to pay agent its revenue share of all revenue invoiced by Agent in connection with Agent's performance of the services under this agreement. In addition, if we refer a 3rd party publishing partner and Agent executes an advertising services agreement with such 3rd party, Agent agrees to pay us 25% of the monthly revenue earned by Agent due to such 3rd party agreement for the first six-months of any such agreement. The payment terms under this agreement were amended under the terms of the Asset Purchase Agreement (as set forth below).

WGAE Agreement

In October 2018, we entered into an agreement with the WGAE for a three-year period.  As a result of the ongoing negotiations and accompanying legal fees as well as the higher cost structure per the negotiated agreement, the effect was detrimental to the company’s financial standing as we had to endure layoffs of management in order to accommodate the editorial staff.  In addition, the agreement with the union had a seemingly negative impact on our ability to obtain additional financing.

Asset Purchase Agreement

On March 6, 2019, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Salon.com, LLC (“Buyer”) under which we agreed to sell substantially all of our assets (the "Asset Sale"), including all pertinent intellectual property rights comprising the Company’s business of owning, operating and publishing the website known as Salon.com, (the “Business”), but excluding our cash, cash equivalents and marketable securities and certain contracts and right related to those contracts and tax refunds and insurance policies and rights related to excluded assets, to the Buyer for an aggregate Purchase Price of $5 million payable plus the amount of the Earn-Out Payment (as described below) and the assumption of certain assumed liabilities, all pursuant to the terms of the Asset Purchase Agreement. The purchase price is payable in cash as follows: (i) $550,000 in payable in cash at closing; (ii) $100,000 shall be deposited with the Escrow Agent, which amount shall be released to us in accordance with the terms of the Asset Purchase Agreement; (iii) $500,000 of which was previously paid to the Company as a deposit concurrent with execution of the term sheet for the Asset Purchase Agreement (the "Deposit") and (iv) $3,850,000 via issuance of a 10% secured promissory note, which note shall be paid in 2 equal installments on the 12 month and 24 month anniversary of the closing date. This note shall be secured by all of the assets being sold to Buyer under the Asset Purchase Agreement.

First Amendment to Asset Purchase Agreement

On April 15, 2019, we entered into a First Amendment to Asset Purchase Agreement ("First Amendment") with Buyer. The primary purpose of the First Amendment was to amend the payment terms under the Technology Agreement and the Advertising Agreement as set forth below:

(a) for the month of March 2019: (i) ad fees under the Advertising Agreement shall be payable at 6.5%, and (ii) tech management fees payable pursuant to the Technology Agreement shall be $5,000 plus costs per the Technology Agreement;

(b) for the month of April 2019: (i) ad fees under the Advertising Agreement shall be payable at 6.5%, and (ii) tech management fees payable pursuant to the Technology Agreement shall be $10,000 plus costs per the Technology Agreement; and

(c) for the month of May 2019 and for each month thereafter: (i) ad fees under the Advertising Agreement shall be payable at 6.5%, (ii) tech management fees payable pursuant to the Technology Agreement shall be $10,000 plus costs per the Technology Agreement and (iii) an amount equal to 10% APR applied to the Deposit.

We also amended Section 10.9 of the Asset Purchase Agreement to include the term sheet related to the acquisition for the documents related to the entire agreement of the parties.

Salon Strategy

In May 2016, we adopted a new strategy alongside the appointment of Jordan Hoffner as Chief Executive Officer (“CEO”). Our strategy focuses on improving monetization of our user base by innovating our ad technology in order to better match our highly educated and affluent users with advertisers. In the past few years, we have successfully attracted a sizeable user base, which in fiscal year 2018 averaged 10.6 million users per month who consumed an average of 25.3 million page views per month. Our number of page views translates to our number of viewer impressions that can be sold to our advertisers and offers opportunities to develop business relationships with companies that want access to our attractive user base. We currently sell our impressions to advertisers programmatically based on Run of Site private marketplaces, or at times, based on editorial content that falls in a particular category such as “Movies” or “Innovation.” The CPM is driven by market demand for each category of content we offer and the demographics of our audience. During the 2018 fiscal year we have shifted our focus to growing higher value traffic that maximizes our ability to monetize our page views with higher CPM video and display advertising. As a result, we have continued to adjust our editorial mix and products in order to publish more content to attract a wider universe of advertising clients and products. Going forward, the CPM that we can charge our advertisers will increasingly be based on our ability to deliver highly targeted and defined users to our advertiser.

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

In fiscal year 2019, our goal is to continue our mission of creating high quality journalism and making the conversation smarter, while anticipating continued shifts in the online advertising market to better monetize our Website. To reach our goals, and to achieve profitability, we will push ahead in the following areas:

●	Develop a broader mix of provocative content in addition to the core areas of news and politics, building off the original definition of a “salon” as a center of intellectual discussion

●	Develop new strategies to attract new readers, and decrease reliance on specific social media websites or search engines

●	Integrate into our advertising approach a deeper focus on new advertising products that match our high-quality user with appropriate advertisers using data and innovative ad products

●	Assess new possible revenue streams, including subscription, TV programming, and book publishing to supplement advertising revenues, while keeping a keen eye on costs.

Develop a Broader Mix of Provocative Content

We target an educated, culturally engaged audience interested in original thinking and smart commentary. We pursue that audience by featuring a diverse array of voices and perspectives, and by covering a wide range of topics including News & Politics, Life Stories, the Economy & Innovation, Culture, Health & Science, and Food. Twenty-four hours a day, 365 days per year, Salon invites users to immerse themselves in thought-provoking content that impassions and empowers them to be the intellectual and cultural leaders of our time.

While we continue to focus on breaking news coverage with a focus on politics, culture and world events, we recently began broadening our coverage to include new categories. These new categories include Food, Health & Science, and Economy & Innovation, and aim to give our users a wider variety of topics to choose from. The focus on these categories should also give our advertisers more category-focused inventory, which should in turn allow an increase in advertising opportunities.

As we continue to focus our editorial to our users’ needs, we seek to grow visitors to our Website since the resulting page views serve as a platform for advertising impressions, a key driver of our revenue generation. Using data analytics in real-time, we can assess where our users’ interests are shifting, and respond by determining content, site layout and structure to best suit their needs in the moment. In fiscal year 2019, we intend to respond to users’ interests by hosting more dynamic content, such as increased numbers of video, slideshows and images, as well as by expanding further into content areas such as innovation and lifestyle. We will expand into new content areas by reallocating internal resources, as well as continue to have content partnerships to diversify our content offerings across various verticals. We are continually evaluating the needs of our users and trying to adjust and create new solutions to meet their needs.

Attract New Readers

We continually need fresh content and new ideas to attract readers to our Website. We plan to continue to focus on developing our audience through a combination of editorial enhancements, increased dynamic content and new user-focused functionalities and products.

In addition to editorial initiatives to attract new users, we have been testing other opportunities that could attract new readers, including using marketing dollars to push our content to new users on platforms such as Facebook, develop traffic partnerships with other digital media brands, and engage in distribution deals with syndication partners. In addition, we have developed Salon TV shows that could be picked up by broadcast partners, and as a result be distributed on larger broadcast and cable platforms.

The importance in Website traffic from social media was underpinned by the significant number of Facebook “likes” at more than 995,000, and Twitter followers at 1,005,000 as of March 2018. However, social media traffic can be variable due to changes in each platform’s approach to news content, and the large number of “likes” and “followers” lost some of its prior ability to drive traffic to our website. Despite our Facebook “likes” growing to more than 995,000 in March 2018 versus 965,000 in March 2017, the portion of our traffic from Facebook has declined to 13% from 25%, respectively. In fiscal year 2019, we plan to continue our efforts to build our audience on social media, and place more emphasis on other emerging platforms, through a continuation of the strategies we have employed in the past two years.

Develop New Revenue Streams

In March 2018, we launched a subscription product that allows users to pay for ad-free content. We offer a monthly or yearly subscription plan in exchange for an ad-free experience using a Salon app for the phone. In the initial weeks from launch, we signed up less than 1,000 subscribers, but we will begin to market the subscription program more actively in fiscal year 2019, as we establish additional benefits for subscribers.

We have also launched a pilot to explore a strategic partnership for a co-branded Salon webinar and live events business. The initial results of our pilot were sufficiently positive to begin to draw up more detailed plans for a joint venture, with the goal to launch the business in June 2018. Also, as a result of solid conversion ratios, we have also made our Salon e-commerce partnership more prominent on our Website by placing it on our top navigation bar in order to drive additional revenues.

We are also working toward the launch of a gated premium content product, where a user will have an option to pay per piece of content. We plan to launch gated premium content initially to international users, as user adoption is higher for this service in countries in Europe.

In addition to these existing initiatives, we are exploring possible business opportunities in other areas, including a book publishing partnership that would support Salon writers, and a possible Salon TV show.

A Deeper Focus on New Advertising Products that Match our User with Appropriate Advertisers

In order to expand our base of advertisers and increase our advertising revenues, we plan to integrate into our advertising approach a deeper focus on new advertising products that match our high-quality user with appropriate advertisers using data and innovative ad products. This includes entering possible partnerships with advertising technology companies that can offer highly tailored products that leverage new advertising technology and add software and data capabilities to understand our users better. This will allow us to match our readers’ interests with advertisers more closely.

Path to Profitability

Our operating losses in fiscal year 2018 decreased compared to fiscal year 2017, a result of our continued attempts to make adjustments to our revenue model in order to increase advertising revenues, and keep costs low in order to get closer to profitability. Due to an industry shift in advertising dollars toward programmatic and video advertising, and a decline in traffic during the year, our direct advertising declined 29% and programmatic advertising modestly increased 7% leading to total advertising revenues remaining constant in fiscal year 2018. At the same time, our production costs decreased 14% from a year ago, which resulted in smaller losses.

Entering fiscal year 2019, we plan to build on the progress we made in increasing CPMs and advertising rates at programmatic marketplaces, and take advantage of marketing opportunities and an active news cycle to increase our page views and video views. Furthermore, in April 2018, we took steps to reduce further our expense base and shift resources to create content that will generate higher CPM advertising. Given these changes, we anticipate that fiscal year 2019 will better align production costs with our revenue potential in an effort to reach profitability.

OUR BUSINESS

We target an educated, culturally engaged audience interested in original thinking and reporting on the day’s big stories. We pursue that audience by featuring a diverse array of voices and perspectives, and covering a wide range of topics including politics, race, religion, culture, entertainment, sustainability, innovation, technology and business.

Salon.com Website

News & Politics

Breaking news fast – and what it means. Whether it's the mid-term Congressional election, the #MeToo movement, the firing of FBI Director James Comey, or analysis about Supreme Court nominations, we surround stories as they happen – with dedicated writers, videos, and smart columnists who put important news into immediate context. Fearless, independent and sophisticated coverage of the most important stories from Washington and around the world, delivered by respected veterans like Amanda Marcotte and D. Watkins, and the brightest analysts on the Web (Heather Digby Parton, Lucian Truscott III, and more.) Our political coverage starts early in the morning and is updated all day with new pieces, all designed to drive the conversation – and keep our readers ahead of it.

Life Stories

Our popular life essays go in-depth on the most complicated and deeply personal topics – sex, parenting, family, relationships, religion, work and so many more – and are written both by famous writers as well as the most daring and interesting new voices.

Culture

Our writers and critics are just as obsessed with the latest offerings on Netflix, Amazon and HBO, and the coolest and hottest new books and movies as our readers are. Our entertainment coverage is edgy, exhaustive, fast as we mine the intersections between culture and politics.  Our writers include Andrew O’Hehir (politics), Melanie McFarland (TV), and Mary Beth Williams.

Economy & Innovation

Our Economy & Innovation section explores the world of commerce and global financial trends. Innovation is all about thinking differently and cultivating those ideas to make progress. This is where users find the latest big ideas, both inside and outside the world of technology, and other amazing stories designed to make readers go wow.

Science & Health	Our Science & Health section combines the personal and political – issues of climate change, the future of energy and transportation, and politicization of science all receive authoritative coverage.

Food	From the best recipes for pizza or potato salad, to the #MeToo accusations against Chef Mario Batali, and confessions of a Kombucha obsession, we cover what’s trendy and tasty.

Salon TV

Launched in July 2016, Salon TV includes our Salon Talks interview series, Salon Stage musical performances, and our current events oriented Salon Series and Salon Now. Airing first on Facebook Live, the interviews and shows are cut into approximately 2 minute highlights that are shown on the Salon website. Featured guests on Salon Talks have included Senator Al Franken, scientist Bill Nye, Deepak Chopra, Katie Couric, Cecile Richards, Dan Rather, Pearl Jam guitarist Mike McCready and Van Jones, among others, while Salon Stage hosted acoustic sets by, among others, the Revivalists, Josh Ritter, Lukas Nelson, Bela Fleck, Wyclef Jean and more.

Revenue Sources

Most of Salon’s revenues are derived from advertising from the sale of promotional space on its Website. Internet advertising revenues accounted for 79% of revenues in fiscal year 2018. Revenue from referring users to third party websites primarily accounted for the remaining 21% of revenues in fiscal year 2018.

Internet advertising is affected by broad economic conditions, like other forms of advertising, but overall it has continued its upward trend even through economic turbulence. According to the 2017 IAB Internet Advertising Revenue Report conducted by PwC Advisory Services LLC, the compound annual growth rate (“CAGR”) over the past ten years for Internet advertising in the United States was 15.3%, far outpacing every other media. Furthermore, on a year-over-year basis, mobile advertising revenues increased 36.2%, increasing its share of total revenue from 50.5% in FY2016 to 56.7% in fiscal year 2017. Internet advertising revenue in the United States totaled $88.0 billion in 2017, a 21.4% increase from $72.5 billion in 2016. In the quarter ended December 2017, the sources for advertising revenues were search (44%), banner (including banners, sponsorships, and rich media) (32%), video (14%) and other (10%).

The bulk of online advertising remains concentrated in a relatively small number of dominant Internet companies, with the top ten companies accounting for 74% of online advertising in the December 2017 quarter, and another 8% captured by the next tier of companies ranked 11th through 25th. Therefore, we believe our market opportunity falls roughly at 18% of the online advertising market, or $15.8 billion.

The primary factors in our ability to increase our advertising revenues in future periods are growth in our audience and the addition of higher CPM ad products, such as pre-roll video. Attracting more unique visitors to our Website is important because these users generate additional page views, and each page view becomes a potential platform for advertisements. Advertising comprises banners, video, rich media and other interactive ads across our desktop, tablet, mobile browser and apps platforms. Advertisers pay for advertising based on a CPM, and different platforms attract different CPMs. CPMs for mobile have been less than for desktop. Videos and sponsored content on mobile devices continue to grow in popularity and can demand a higher CPM. We believe that continuing to add videos and sponsored content to our mobile platform and improving and optimizing the platform’s design will help increase revenues from our mobile platform.

Overall, monthly unique visitors to our Website have grown from 6.3 million in March 31, 2011 to a peak of 19.6 million in June 30, 2015, and has reverted to 6.2 million in March 31, 2018. Our full year average monthly unique visitors were 6.4 million, 10.6 million, 11.2 million, 16.9 million, 16.6 million, 12.7 million and 10.6 million in fiscal years 2012, 2013, 2014, 2015, 2016, 2017 and 2018, respectively. These fluctuations reflect changes in content areas on our Website over this period, and adjustments to search engine optimization and social media algorithms. The table below reflects unique monthly visitors to our Website from fiscal year 2011 through fiscal year 2018. Unique visitors in the period from March 2011 to May 2013 included traffic to an affiliated website that has since been shut down.

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

Our sales and marketing office is located in both San Francisco and New York, with one advertising sales and operations employee who actively solicits orders as of March 31, 2018.

Infrastructure and Product Development

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

In fiscal year 2017, we launched a Website redesign that put in place a publishing infrastructure that better takes advantage of current technologies. The redesign allows a better user experience as a result of quicker load time, and improved re-circulation of Salon content on each page, and improved monetization due to improved viewability of ads on our website. As a part of this redesign, we continued building new products for video and mobile, expanded our social media integration, and improved security and scaling capabilities.

In fiscal year 2018, we completed our Website and advertising architecture redesign aimed at improving the user experience. As part of this effort, we will continue to explore new products that meet the immediate needs of our mobile users, build out new advertising products for video and mobile and improve our security and scaling capabilities.

Competition

The bulk of online advertising remains concentrated in a relatively small number of dominant Internet companies, with the top ten companies accounting for 74% of online advertising in the December 2017 quarter, and another 8% captured by the next tier of companies ranked 11th through 25th. Therefore, we believe our market opportunity falls roughly at 18% of the online advertising market, or $15.8 billion. We compete for advertising revenues with numerous websites, including major portals such as Yahoo/AOL, major search engines such as Google, major social networks such as Facebook and Twitter, and other online large media publications such as Buzzfeed, Huffington Post, New York Times, Washington Post, MSNBC and CNN.com. We also compete with many smaller news and politics-oriented websites, such as Slate, The Daily Beast, The Atlantic, Talking Points Memo, Politico and Axios for staff, audience and advertising sales.

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

Employees

As of March 31, 2018, Salon has 34 full-time employees and 2 part-time employees. We believe our relations with our employees are good. We commenced collective bargaining with our non-supervisory editorial employees in November 2015, and the results of this process are uncertain. Our future success is highly dependent on our ability to attract, hire, retain and motivate talented personnel.

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

We have a history of significant losses and expect to incur a loss from operations, based on accounting principles generally accepted in the United States of America, for our fiscal year ending March 31, 2019 and to be determined in future years. Even if we attain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than we anticipate or operating expenses exceed expectations, financial results will most likely be severely harmed and our ability to continue operations will be seriously jeopardized.

M&K CPA’s, PLLC, Salon’s independent registered public accounting firm for the fiscal years ended March 31, 2017 and 2018 included a “going-concern” audit opinion on the financial statements for each of those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the going-concern opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

The Company has operated in the past principally with the assistance of interest-free advances from related parties, and more recently by financing rounds in fiscal year 2018. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We have relied on related parties for significant investment capital.

On January 24, 2017, Salon entered into a Purchase Agreement (the “Purchase Agreement”) with purchasers identified therein (each, a “Purchaser” and together, the “Purchasers”) to issue and sell to the Purchasers in a private placement (the “Private Placement”) shares of Salon’s Series A Mandatorily Convertible Voting Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock will automatically convert into shares of Common Stock upon the filing of the Amendment of Restated Certificate of Incorporation (the “Amendment”) and resulting increase in authorized shares of Common Stock, which occurred on August 1, 2017. As reported in Salon’s Current Reports on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on January 27, 2017, March 27, 2017 and July 26, 2017, the Initial Closing of $1 million, the Second Closing of $0.215 million and the Final Closing of $0.275 million were completed on January 26, 2017, March 23, 2017 and July 20, 2017, respectively.

William Hambrecht, Elizabeth Hambrecht, Jordan Hoffner and Larry Hoffner, the father of our CEO Jordan Hoffner, were purchasers in the Initial Closing of the Private Placement. Jordan Hoffner, CEO, Ryan Nathanson, former Chief Operating Officer, and Jordana Brondo, former Chief Revenue Officer, were also purchasers in the Second Closing of the Private Placement. William Hambrecht, Elizabeth Harmbrecht and Jordan Hoffner were purchasers in the Final Closing of the Private Placement.

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

As of June 1, 2019, after the Closing of the Private Placement of an aggregate principal amount of $1.69 million of the Series A Preferred Stock and the conversion of advances into Series A Preferred Stock, approximately 67% of our voting securities are controlled, directly or indirectly by John Warnock, William Hambrecht and Spear Point Capital Fund, LP. These three investors, if aligned, could combine to make business decisions with which non-principal stockholders disagree, and which may affect the value of the non-principal stockholders’ investments.

Future sales of significant number of shares of our Common Stock by principal stockholders could cause our stock price to decline.

As of June 1, 2019, our directors and officers owned approximately 200 million shares of Common Stock, on a fully diluted basis, including 107 million shares issuable upon conversion our Series A Preferred Stock, 24 million shares of Common Stock upon exercise of presently exercisable options and 11 million shares of Common Stock upon exercise of presently exercisable warrants and 27 million shares of common stock upon conversion of convertible notes.  The 200 million shares, as converted, represent approximately 46% of fully diluted ownership.  As our shares of Common Stock are normally thinly traded, if our principal stockholders were to sell their shares of Common Stock, the price per share of our shares of Common Stock could be adversely affected.

There can be no guarantees that the Asset Sale will be completed and, if not completed, we may have to file for bankruptcy and liquidation.

The consummation of the Asset Sale is subject to the satisfaction or waiver of various conditions, including the approval of the Asset Sale by our stockholders. We cannot guarantee that the closing conditions set forth in the Asset Purchase Agreement will be satisfied. If we are unable to satisfy the closing conditions in Buyer’s favor or if other mutual closing conditions are not satisfied, Buyer will not be obligated to complete the Asset Sale. If the Asset Sale is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate other strategic alternatives that may be available, which alternatives may not be as favorable to our stockholders as the Asset Sale and may include a bankruptcy and liquidation of the Company.

There can be no guarantee that Buyer will make its payments under the $3.8 million secured note delivered to us at closing, the failure of it do so which will reduce any amounts available for distribution to our stockholders.

A substantial portion of the consideration to be received in connection with Asset Sale is the issuance by the Buyer thereunder of $3.8 million in secured notes, which amounts are due to be paid in equal installments on the 12 and 24 month anniversary of closing. Failure of the Buyer to make either of these payments will substantially reduce the amounts payable to our stockholders. While these notes are secured by our assets being sold in the Asset Sale, there is no guarantee that Buyer will make such payments.

Even if the Asset Sale is consummated, we cannot assure you the amount of liquidating distributions, if any, that will be made to our stockholders or the exact timing of distributions.

Our liquidation, dissolution and winding up process will be subject to uncertainties. The amount and timing of any liquidating distribution to our stockholders will depend on the following factors, among others:

●	whether any potential claimants against us and currently unknown to us could present claims relating to our pre-dissolution operations that we may ultimately have to satisfy;

●

the costs we may have to incur to defend new claims and claims existing as of the date of this proxy statement, including possible claims against us relating to our dissolution and possible tax audits;

●	the payment of expenses incurred in connection with the Asset Sale and transaction expenses;

●

the amounts that we will need to pay for general administrative and overhead costs and expenses as an operating company before our dissolution and the amounts that we will need to pay in connection with our post-dissolution survival period;

●	the expenses that we may incur to terminate the leases for our offices;

●

the costs attendant on us as a publicly held reporting company under SEC regulations, including legal and auditing fees, especially if we are unable to obtain relief from requirements to continue preparing and filing our annual, quarterly and current reports; and

●	how much of our funds we will be required to reserve to provide for contingent liabilities, and how long it may take to finally determine whether and how much of those liabilities may have to be paid.

We may continue to incur expenses that will reduce any amounts available for distribution to our stockholders.

Claims, liabilities and expenses from operations, such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and offices expenses will continue to be incurred by us pursuant to the terms of the asset purchase agreement and as we wind down. We cannot estimate what the aggregate of these expenses will be, but they will reduce the amount of funds available for distribution to our stockholders.

While the Asset Sale is pending, it creates uncertainty about our future, which could materially and adversely affect our business, financial condition and results of operations.

While the Asset Sale is pending, it creates uncertainty about our future. Therefore, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending consummation of the Asset Sale or termination of the Asset Purchase Agreement. In addition, while the Asset Sale is pending, we are subject to a number of risks, including:

●	the diversion of management and employee attention from our day-to-day business, which impacts our ability to operate our business in the ordinary course and generate revenues;

●

the loss of employees who may depart due to their concern about losing their jobs following the Asset Sale or a shift in loyalty of employees of the Company who see the Buyer as their de facto employer even before the consummation of the Asset Sale; and

●	our inability to respond effectively to competitive pressures, industry developments and future opportunities.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, financial condition and results of operations. We have also incurred substantial transaction costs in connection with the Asset Sale, and we will continue to do so until the consummation of the Asset Sale. Following the consummation of the Asset Sale, we will continue to incur substantial operating expenses to comply with our obligations to perform transition services pursuant to the terms of the asset purchase agreement.

The Asset Purchase Agreement limits our ability to pursue alternatives to the Asset Sale.

The Asset Purchase Agreement contains provisions that make it substantially more difficult for us to sell the Company’s assets to a party other than the Buyer. Specifically, we agreed not to solicit any acquisition proposals until the date of closing or the proper termination of the Asset Purchase Agreement except that, in response to a superior proposal or a highly material intervening event, our board may, among other actions, withdraw or materially modify its recommendation contained in this proxy statement to adopt the Asset Purchase Agreement or recommend the adoption of an alternative acquisition proposal, if our board concludes in good faith (after consultation with outside legal and financial advisors) that the failure to take such action would reasonably be expected to cause our board to breach its fiduciary duties under applicable law.

The failure to consummate the Asset Sale may materially and adversely affect our business, financial condition and results of operations.

The Buyer’s obligation to close the Asset Sale is subject to a number of conditions, including our stockholders’ approval of the Asset Sale Proposal. We cannot control some of these conditions and we cannot assure you that they will be satisfied or that the Buyer will waive any that are not satisfied. If the Asset Sale is not consummated, we may be subject to a number of risks, including the following:

●

we may not be able to identify an alternate transaction, or if an alternate transaction is identified, such alternate transaction may not result in an equivalent price to what is proposed in the Asset Sale;

●	the trading price of our common stock may decline to the extent that the then current market price reflects a market assumption that the Asset Sale will be consummated;

●	our relationships with our customers, suppliers and employees may be damaged beyond repair and the value of our assets will likely significantly decline; and

The occurrence of any of these events individually or in combination will likely materially and adversely affect our business, financial condition and results of operations, cause the market value of our common stock to significantly decline or become worthless and force us to file for bankruptcy protection, liquidate and windup our operations.

The failure to consummate the Asset Sale by the prescribed deadline will likely result in the Asset Sale being abandoned.

Either the Buyer or the Company may terminate the Asset Purchase Agreement without penalty if (i) our stockholders do not approve the Asset Sale Proposal or (ü) if the Asset Sale is otherwise not completed by September 2, 2019 (unless such deadline is missed due to a breach by the party seeking termination of a representation, warranty, covenant or agreement in the Asset Purchase Agreement). In the event the Asset Purchase Agreement is terminated, the potential adverse effects from failing to consummate the Asset Sale discussed above would be implicated.

Our executive officers and directors may have interests in the Asset Sale other than, or in addition to, the interests of our stockholders generally.

Members of our board of directors and our executive officers may have interests in the Asset Sale that are different from, or are in addition to, the interests of our stockholders generally.  Our board of directors was aware of these interests and considered them, among other matters, in approving the Asset Purchase Agreement.

We will no longer be an operating company following the closing of the Asset Sale.

If the stockholders approve the Asset Purchase Agreement and we complete the Asset Sale, we intend to cease to do business and intend to not engage in any business activities except for dealing with post-closing matters (in the event the Asset Sale is consummated) and for the purpose of liquidating our remaining assets, paying any debts and obligations, distributing the remaining assets to stockholders, and doing other acts required to liquidate and wind up our business and affairs.  We will pay or make provision for payment of our known or reasonably ascertainable liabilities that have been incurred or are expected to be incurred prior to liquidation.  After that, we intend to distribute the remaining assets to our stockholders in proportion to their respective stockholder interest in the Company.

The tax treatment of the Asset Sale may vary from stockholder to stockholder.

We have not requested a ruling from the Internal Revenue Service (“IRS”) with respect to the anticipated tax consequences of the Asset Sale, and we will not seek an opinion of counsel with respect to the anticipated tax consequences of the Asset Sale. Tax considerations applicable to particular stockholders may vary with and be contingent upon the stockholder’s individual circumstances.

The recent resignation of Jordan Hoffner as our Chief Executive Officer may affect our ability to successfully close the Asset Sale.

Jordan Hoffner resigned as our Chief Executive Officer on May 3, 2019. This may affect our ability to successfully close the Asset Sale, the failure of which may materially and adversely affect our business, financial condition and results of operations.

We may be subject to securities litigation, which is expensive and could divert our attention.

We may be subject to securities class action litigation in connection with the Asset Sale. Securities litigation against us could result in substantial costs and divert our management’s attention from closing the Asset Sale, which could harm our business and increase our expenses, which could decrease the amount available for distribution to our stockholders.

Following consummation of the Asset Sale, we may no longer be required to file reports with the SEC.

We may file a notice terminating our reporting obligations under the Exchange Act following completion of the Asset Sale. Once effective, we may no longer be required to file any annual, quarterly or other current reports with the SEC. If we are no longer required to file reports with the SEC, stockholders will have very little public information available about us and our operations which will further affect the trading and liquidity of our Common Stock.

Existing stockholders may experience significant dilution from the issuance of our Common Stock pursuant to our recently issued convertible notes, Series A Preferred Stock, and warrants.

As of June 1, 2019, we have $845,000 in convertible notes issued as part of a bridge note financing. These notes will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million. The conversion price will equal to 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per each month after the fourth month anniversary; provided however that the Conversion Price will never be less than the greater of (A) sixty percent (60%) of the purchase price paid in the qualified financing and (B) the price per share paid by investors in the most recently consummated offering of the Company’s Common Stock, or $0.0124 per share, the conversion price in the Series A Mandatorily Convertible Preferred Private Placement, if the financing occurs more than four months after the date of the Securities Purchase Agreement. The issuance and sale of our Common Stock to these bridge note holders for any conversions may have a dilutive impact on our shareholders.

From June 2018 through August 2018, we received $114.5 in advances from related parties. These advances accrued interest at a rate of 10% per annum and payable on the one-year anniversary of such advances. On December 7, 2018, these advances and all accrued interest were exchanged for secured notes in the amount of approximately $118.9. These notes bear a 10% interest rate and are payable on June 30, 2019. In addition, on December 7, 2018, we issued warrants to the secured note holders to purchase 11,312,600 shares of our common stock at an exercise price of $0.01 per share. The warrants expire five years from the issuance date and can be exercised with cash or cancellation of the secured notes referenced above.

In addition, if we fail to close the Asset Purchase Agreement or breach the term sheet related to such Asset Purchase Agreement, the $500,000 advanced by PubLife, LLC will convert into a senior secured convertible promissory note, which note would bear interest and be due 90 days from issue and at the election of the PubLife, the outstanding principal amount and all accrued unpaid interest on the note would be convertible into fully paid and non-assessable shares of the our Common Stock at a price per share equal to $0.03.

We currently have 1,648,830 shares of Series A Preferred Stock outstanding.  We intend to convert these shares of Series A Preferred Stock into 164,883,000 shares of our Common Stock prior to June 30, 2019

Our stock has been, and will likely continue to be, subjected to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and which may prevent our stockholders from reselling Common Stock at a profit.

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

Internet users increasingly use mobile devices rather than PCs to access the Internet. Approximately 66% of our monthly users are now visiting our Website on mobile devices. As mobile platforms encompass a larger share of our readers, our ability to grow advertising revenue is increasingly dependent on our ability to generate revenue from advertisements displayed on mobile devices. While we plan to continue to devote technology resources to support our mobile browser product and advertising products, if our mobile browser product and advertising products for mobile devices do not attract and retain users and advertisers to generate mobile revenue, our operating and financial results will be adversely impacted. We are dependent upon our products operating on mobile operating systems we do not control. The mobile phone manufacturer and its operating systems might block access to our Website or make it hard for users to find our Website through their devices, or block certain advertisements or charge us for delivery of advertisements, all of which would harm our operations and suppress revenue potential.

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

Our success depends on our key personnel, including our executive officers, and the loss of key personnel, including our acting CEO, could disrupt our business.

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

The price of our Common Stock has experienced volatility in the past and may continue to do so in the future. In the past, following volatility in the price of a company’s securities, securities holders have instituted class action litigation against such company. Many companies have been subjected to this type of litigation. If the market value of our Common Stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the merits or outcome, we could incur substantial legal costs and our management’s attention could be diverted, causing our business, financial condition and operating results to suffer. To date, we have not been subject to such litigation.

We have secured debt outstanding.  If we were unable to service our debt, our business would be adversely affected.

We currently have secured notes issued to certain of our directors in the amount of approximately $118,836 which is due on June 30, 2019. If we were unable obtain an extension or if we fail to pay our debt obligations in a timely fashion, we will be in default under these secured notes.  If we default on these notes, such could exercise its rights and remedies under the secured notes, which could include seizing all of our assets. Any such action would have a material adverse effect on our business and prospects.

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

Our internal controls over financial reporting were determined to be ineffective at March 31, 2018 and we identified material weaknesses in our internal controls over financial reporting as of March 31, 2018, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, engineering, supply chain and manufacturing activities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. For the period ended March 31, 2018, we identified material weaknesses in our internal control over financial reporting. As such we were unable to assert that our internal controls are effective. This could result in the loss of investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

We have no immediate plans to pay dividends.

We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

There is a limited trading market for our Common Stock.

Our Common Stock is traded on the OTC Markets (QB Marketplace Tier) under the symbol “SLNM.”  During the 30-days prior to filing of this Report, the average daily trading volume of our common stock was approximately 10,177 shares. There has been limited trading activity in our stock recently, and when it has traded, the price has fluctuated widely.  We consider our Common Stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the Common Stock.  A consistently active trading market for our stock may not develop at any time in the future.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock.

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

Our Certificate of Incorporation authorizes the Board to issue up to 900,000,000 shares of common stock and up to 5,000,000 shares of Preferred Stock.  The power of the Board to issue shares of Common Stock, Preferred Stock or warrants or options to purchase shares of common stock or Preferred Stock is generally not subject to stockholder approval.  Accordingly, any additional issuance of our Common Stock, or Preferred Stock that may be convertible into Common Stock, may have the effect of diluting your investment.

By issuing Preferred Stock, we may be able to delay, defer or prevent a change of control.

Our Certificate of Incorporation permits us to issue, without approval from our shareholders, a total of 5,000,000 shares of Preferred Stock.  Our Board can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of Preferred Stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board, in determining the rights, preferences and privileges to be granted when the Preferred Stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our Common Stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our Common Stock.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

On October 17, 2017, Salon signed a two-year office lease agreement for its San Francisco headquarters at 870 Market Street, San Francisco, California. The two-year lease, for approximately 1,072 square feet, commenced on December 1, 2017 and will terminate on November 30, 2019. On April 9, 2019 the Company terminated the lease effective June 30, 2019. The outstanding lease obligation is approximately $73,000 for the remaining fifteen months of the lease.

ITEM 3. Legal Proceedings

In August 2016, we informed our landlord at our office space at 132 West 31st Street, New York, New York, of our intention to move out of the premises, and we engaged a property agent to find a sub-tenant for the space.  The lease for New York space commenced on July 1, 2014 and will expire on September 30, 2019.  In January 2017, we were asked to vacate the office space at 132 West 31st Street due to nonpayment of our monthly rent, and on January 30, 2017, we released the letter of credit of $204,000 to the landlord in payment of the past due rent.  On August 3, 2017, we received a Complaint from the landlord.  This civil summons and complaint in New York State Court seeks to recover all unpaid rents for the remainder of our five-year lease, equal to approximately $918,000 plus damages and attorney fees (and currently approximately $630,000 as of the date of this report).  Counsel for Salon is currently evaluating potential defenses and counterclaims, based on the laws and facts.

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

On November 18, 2018, Jordana Brondo, a former employee of Salon Media Group, brought a formal claim against the Company for Judicial Arbitration and Mediation Services under JAMS in San Francisco, CA.  Under her claim, Ms. Brondo alleges wrongful termination under the basis of gender discrimination pregnancy discrimination, wrongful termination in violation of public policy, and retaliation.  Ms. Brondo seeks general damages, special damages, punitive damages, cost of fees and attorney fees in the amount of $1,600,000.  The Company has denied the allegations and is actively defending the matter.  In addition, the Company has insurance to cover any unexpected liability.  The matter is currently pending.

Except as disclosed above, we are not currently subject to any material legal proceedings.  However, we are subject to legal proceedings and claims from time to time in the ordinary course of business. Regardless of the outcome, litigation is time consuming and expensive to resolve, and its diverts management resources.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Information with respect to the quarterly high and low sales prices for Salon’s Common Stock, ticker symbol SLNM.PK, for its fiscal years 2019, 2018 and 2017, based on sales transactions reported by the OTC (Over-The-Counter) Bulletin Board is provided below:

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	March 31, 2019		March 31, 2018		March 31, 2017
For the quarter ended	High	Low	High	Low	High	Low
June 30	$0.10	$0.01	$0.20	$0.09	$0.24	$0.10
September 30	0.04	0.01	0.20	0.08	0.34	0.12
December 31	0.04	0.02	0.11	0.05	0.29	0.06
March 31	$0.03	$0.02	$0.10	$0.05	$0.35	$0.08

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

There were 74 total stockholders of record of Salon Common Stock as of June 1, 2019. This number was derived from Salon’s stockholder records, and does not include beneficial owners of Salon’s voting Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The closing price of Salon’s Common Stock on June 1, 2019 was $0.03 per share.

Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

Salon has never repurchased any of its equity securities.

Equity Compensation Plan Information

The following table provides information about Salon’s Common Stock that may be issued upon the exercise of options and rights under all of Salon’s existing equity compensation plans as of March 31, 2018, including the Salon Media Group, Inc. 2004 Stock Plan (the “2004 Stock Plan”), the Salon Media Group, Inc. 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) and the Salon Media Group, Inc. Non Plan Stock Option agreement (“Non-Plan”). Non-Plans are equity compensation plans not approved by stockholders.

Plan category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
	and rights	and rights (1)	equity compensation
			plans, excluding
			securities reflected in
			column (a)

	(a)	(b)	(c)

Equity compensation plans	8,777,681	$0.06	3,813,385
approved by security
holders

Equity compensation plans	49,299,438	$0.06	None
not approved by security
holders

Total	58,077,119	$0.06	3,813,385

(1)

On March 14, 2018, the Board approved a stock option repricing program (the “Reprice”), authorizing Salon’s officers to reprice certain outstanding stock options held by active employees and directors that have option exercise prices above the current fair market value of Salon’s Common Stock. Salon believes the repricing of such stock options will encourage the continued service of valued employees and directors, and motivate such service providers to perform at high levels, both of which are critical to Salon’s continued success. Salon does not expect to incur any additional stock based compensation charges as a result of this repricing.

Equity Compensation Plans Not Approved by Security Holders

We have granted options pursuant to Non-Plans. On June 9, 2016, we granted to our CEO an option to purchase 12,654,318 shares of Common Stock pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting in equal monthly installments over a four-year period commencing with the grant date.

On September 6, 2017, we granted to our CEO an option to purchase 31,260,505 shares of Common Stock pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with our standard vesting of 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48 per month).

On September 6, 2017, we granted to each of the four members of our Board an option to collectively purchase 5,384,615 shares of Common Stock pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting of 25% of the option shares one year from their service commencement and then ratably over the following 36 months (1/48 per month).

Recent Sales of Unregistered Securities

From June 2018 through August 2018, we received $114.5 in advances from related parties. These advances accrued interest at a rate of 10% per annum and payable on the one-year anniversary of such advances. On December 7, 2018, these advances and all accrued interest were exchanged for secured notes in the amount of approximately $118.9. These notes bear a 10% interest rate and are payable on June 30, 2019. In addition, on December 7, 2018, we issued warrants to the secured note holders to purchase 11,312,600 shares of our common stock at an exercise price of $0.01 per share. The warrants expire five years from the issuance date and can be exercised with cash or cancellation of the secured notes referenced above. The issuances of the secured notes and warrants were exempt from registration under Rule 506 and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange At and are not required to provide the information required under this item.

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

In addition, Salon generates revenue from referring users to third-party websites. For fiscal year 2018, referral fees totaled $0.9 million, an 8% decrease from $1.0 million in fiscal year 2017. We also generated nominal revenue from the licensing of content that previously appeared in Salon.

Our total net revenue and the sources thereof for the years ended March 31, 2018 and 2017 were as follows (in thousands):

	Year Ended March 31,
	2018		2017
	Amount	%	Amount	%
Advertising	$3,595	79%	$3,542	78%
Subscription Program	4	<1%	6	<1%
Referral and Other	938	20%	1,022	21%
Total	$4,537	100%	$4,570	100%

Material Agreement entered into during Fiscal 2018 and 2019

Advances/Secured Notes from Related Parties

From June 2018 through August 2018, we received $114.5 in advances from related parties. These advances accrued interest at a rate of 10% per annum and payable on the one-year anniversary of such advances. On December 7, 2018, these advances and all accrued interest were exchanged for secured notes in the amount of approximately $118.9. These notes bear a 10% interest rate and are payable on June 30, 2019. In addition, on December 7, 2018, we issued warrants to the secured note holders to purchase 11,312,600 shares of our common stock at an exercise price of $0.01 per share. The warrants expire five years from the issuance date and can be exercised with cash or cancellation of the secured notes referenced above.

Technology Support Agreement

On October 25, 2018 we entered into a Technology Support Agreement (the "Technology Agreement") with PubLife LLC under which PubLife agreed to provide certain technology support to us, including all web development activities for a six month term in consideration of $1,000 per month. The payment terms under this agreement were amended under the terms of the Asset Purchase Agreement (as set forth below).

General Advertising Services Agreement

On October 25, 2018, we entered into a General Advertising Services Agreement (the "Advertising Agreement") with Proper Media LLC ("Agent") under which we retained Agent to provide advertisement sales and trafficking services for our websites, including salon.com and related sites. The term of this agreement is for one -year, which term shall be extended for successive one-year periods under terminated by either party within 30 days’ notice prior to the end of any term. We agreed to pay agent its revenue share of all revenue invoiced by Agent in connection with Agent's performance of the services under this agreement. In addition, if we refer a 3rd party publishing partner and Agent executes an advertising services agreement with such 3rd party, Agent agrees to pay us 25% of the monthly revenue earned by Agent due to such 3rd party agreement for the first six-months of any such agreement. The payment terms under this agreement were amended under the terms of the Asset Purchase Agreement (as set forth below).

WGAE Agreement

In October 2018, we entered into an agreement with the WGAE for a three-year period.  As a result of the ongoing negotiations and accompanying legal fees as well as the higher cost structure per the negotiated agreement, the effect was detrimental to the company’s financial standing as we had to endure layoffs of management in order to accommodate the editorial staff.  In addition, the agreement with the union had a seemingly negative impact on our ability to obtain additional financing.

Asset Purchase Agreement

On March 6, 2019, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Salon.com, LLC (“Buyer”) under which we agreed to sell substantially all of our assets (the "Asset Sale"), including all pertinent intellectual property rights comprising the Company’s business of owning, operating and publishing the website known as Salon.com, (the “Business”), but excluding our cash, cash equivalents and marketable securities and certain contracts and right related to those contracts and tax refunds and insurance policies and rights related to excluded assets, to the Buyer for an aggregate Purchase Price of $5 million payable plus the amount of the Earn-Out Payment (as described below) and the assumption of certain assumed liabilities, all pursuant to the terms of the Asset Purchase Agreement. The purchase price is payable in cash as follows: (i) $550,000 in payable in cash at closing; (ii) $100,000 shall be deposited with the Escrow Agent, which amount shall be released to us in accordance with the terms of the Asset Purchase Agreement; (iii) $500,000 of which was previously paid to the Company as a deposit concurrent with execution of the term sheet for the Asset Purchase Agreement (the "Deposit") and (iv) $3,850,000 via issuance of a 10% secured promissory note, which note shall be paid in 2 equal installments on the 12 month and 24 month anniversary of the closing date. This note shall be secured by all of the assets being sold to Buyer under the Asset Purchase Agreement.

First Amendment to Asset Purchase Agreement

On April 15, 2019, we entered into a First Amendment to Asset Purchase Agreement ("First Amendment") with Buyer. The primary purpose of the First Amendment was to amend the payment terms under the Technology Agreement and the Advertising Agreement as set forth below:

(a) for the month of March 2019: (i) ad fees under the Advertising Agreement shall be payable at 6.5%, and (ii) tech management fees payable pursuant to the Technology Agreement shall be $5,000 plus costs per the Technology Agreement;

(b) for the month of April 2019: (i) ad fees under the Advertising Agreement shall be payable at 6.5%, and (ii) tech management fees payable pursuant to the Technology Agreement shall be $10,000 plus costs per the Technology Agreement; and

(c) for the month of May 2019 and for each month thereafter: (i) ad fees under the Advertising Agreement shall be payable at 6.5%, (ii) tech management fees payable pursuant to the Technology Agreement shall be $10,000 plus costs per the Technology Agreement and (iii) an amount equal to 10% APR applied to the Deposit.

We also amended Section 10.9 of the Asset Purchase Agreement to include the term sheet related to the acquisition for the documents related to the entire agreement of the parties.

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

In accordance with Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (ASC 718), our expenses include stock-based compensation expenses related to stock option grants and restricted stock grants to employees, non-employee directors and consultants. These costs are included in the various departmental expenses.

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

We generate advertising revenue from advertisements displayed on our Website.  Advertising revenue comprised 79% and 78% of our revenues for the fiscal years ended March 31, 2018 and 2017, respectively.  Salon’s advertising revenue is principally dependent on the number of visits to our Website and the corresponding advertisement unit rates.  Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; pre-roll video advertisements, where revenue is dependent on the number of video views; native advertisements, which are advertisements created to match the form and function of the platform on which they appear and sponsored content, in which advertisers pay for adjacency to specific content.  In the past two years, industry trends have shifted toward increased use of agency and software-based approaches to buying online advertising.  As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business in which we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisement on our Website through programmatic advertising open marketplaces, and we place less emphasis on a traditional media sales efforts.

Stock Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

We recognized stock-based compensation expense of $1,262,000 and $525,000 during the years ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, we had an aggregate of $4,427,000 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  We currently expect this stock-based compensation balance to be amortized as follows: $1,406,000 during fiscal year 2019; $1,434,000 during fiscal year 2020; $1,143,000 during fiscal year 2021 and $444,000 during fiscal year 2022.  The expected amortization reflects only outstanding stock option awards as of March 31, 2018.  We expect to continue to issue stock-based awards to our employees in future periods.

Due to insufficient authorized shares of Common Stock as of November 14, 2016, the vested options as of November 14, 2016 with a fair value of $818,000, were reclassified from equity to liabilities and re-measured at fair value and presented under accrued liabilities. The balance of this option liability was $931,000 as of March 31, 2017, respectively. The Amendment with the Secretary of State of the State of Delaware was filed on August 1, 2017, after which the $1,010,000 option liability was reclassified back to equity during the quarter ended September 30, 2017 and upon the resulting increased authorized shares of our Common Stock.

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

Liquidity

Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2018, Salon had an accumulated deficit of $138.0 million. These losses have been funded primarily through the issuance of Common Stock from Salon’s initial public offering in June 1999, issuances of Preferred Stock, bank debt, the issuance of convertible notes payable and other advances from related parties. Salon is in discussion with potential investors, including related parties, to obtain additional funding. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all.

M&K CPA’s, PLLC, Salon’s independent registered public accounting firm for the years ended March 31, 2018and 2017 has included a paragraph in their report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

Income Taxes

Salon has not recorded a provision for federal or state income taxes since inception due to recurring operating losses. As of March 31, 2018, Salon had net operating loss carryforwards of $94.8 million for federal income tax purposes that begin to expire in March 2019, and $27.8 million for state income tax purposes. As Salon has been incurring tax losses, $2.7 million of California net operating loss carryforwards expired as of March 31, 2018. Utilization of Salon’s net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California State provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for such operating losses and other deferred tax assets. The net valuation allowance decreased $11.7 million during the year ended March 31, 2018 to $22.4 million. Salon believes that, based on a number of factors, the availability of objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. These factors include Salon’s history of net losses since inception and expected near-term future losses.

Results of Operations

Production and Content Expenses

Production and content expenses decreased 14% to $3.7 million during the fiscal year ended March 31, 2018, compared to $4.3 million for the fiscal year ended March 31, 2017. The decrease was primarily attributed to decreased costs associated with internet hosting and market research.

Sales and Marketing Expenses

Sales and marketing expenses decreased 44% to $0.5 million during the fiscal year ended March 31, 2018, compared to $0.9 million for the fiscal year ended March 31, 2017. The decrease was primarily attributed to personnel reductions.

Information Technology Support Expenses

Information technology support expenses decreased 35% to approximately $0.8 million during the fiscal year ended March 31, 2018, compared to $1.2 million in the fiscal year ended March 31. 2017. The decrease was primarily attributed to personnel reductions.

General and Administrative Expenses

General and administrative expenses increased 10% to approximately $2.3 million during the fiscal year ended March 31, 2018, compared to $2.1 million in the fiscal year ended March 31, 2017.  The increase was primarily attributed to non-cash stock-based compensation for new options granted during the year.

Interest Expense

Interest expense (including non-cash interest expense) decreased 93% to approximately $0.4 million during the fiscal year ended March 31, 2018, compared to $5.6 million for the fiscal year ended March 31, 2017. The decrease was primarily attributed to the significant decrease of non-cash charges from the beneficial conversion feature of convertible promissory notes one year ago.

Liquidity and Capital Resources

Net cash used in operations was $1.0 million for the fiscal year ended March 31, 2018 and $1.5 million for the fiscal year ended March 31, 2017. The principal use of cash during each of the fiscal years ended March 31, 2018 and 2017 was to meet the Company’s operating deficits.

Net cash used in investing activities was immaterial for each of the fiscal years ended March 31, 2018 and 2017 and was used primarily to fund the re-design of our Website and, to a lesser extent, purchase of computing equipment.

Net cash provided from financing activities was $1.0 million and $1.8 million in proceeds primarily from convertible promissory notes, issuance of preferred stock and short-term advances from related parties for each of the fiscal years ended March 31 and 2018, 2017 respectively.

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

Contractual Obligations

The following table summarizes Salon’s contractual obligations as of March 31, 2018, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Total	1 Year or less	1 - 3 Years
Operating lease	$73	$58	$15
Short-term borrowing	1,000	1,000	-
Short-term borrowing interest	439	439	-
Total	$1,512	$1,497	$15

Capital Requirements

Salon has a history of significant losses and expects to incur a net loss from operations for its fiscal year ending March 31, 2019. Because of past losses, an anticipated loss next year and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for each of the years ended March 31, 2018 and 2017 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern. During the last three years, Salon has relied on cash from related party advances and rounds of financing to meet its cash requirements.

Based on current cash projections, which contemplate a smaller operating loss, Salon estimates that it will require approximately $2.0 million in additional funding to meet operating needs. Operating costs in fiscal year 2018 decreased 14% compared to fiscal year 2017, respectively. Subsequent to the end of fiscal year 2017, we took steps to reduce our operating expenses by reducing headcount and not rehiring positions in which we had attrition, and ending certain non-core contracts. However, if planned revenues are less than expected, then we will not meet our operating targets and the projected cash shortfall may be higher. Salon is in discussions with potential investors, including related parties, to obtain additional funding.

There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

Salon has an operating lease primarily for office space facilities.

Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU No. 2016-13 will be effective for the Company as of April 1, 2020. The Company is currently evaluating the impact of this new guidance on our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). The main objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

In May 2014 (and subsequently updated with clarifying standard), the FASB issued 2014-09 “Revenue from Contracts with Customers” related to new accounting requirements for the recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. Subsequent to the release of this guidance, the FASB has issued additional updates intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard both at transition and on an ongoing basis. The new revenue standard may be applied retrospectively to each period presented or modified retrospectively with the cumulative effect recognized as of the date of adoption.    The Company adopted the new revenue recognition standard on April 1, 2018, using the modified retrospective transition method

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange At and are not required to provide the information required under this item.

ITEM 8. Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Salon Media Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Salon Media Group, Inc. (“the Company”) as of March 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit and cash flows, for each of the years ended March 31, 2018 and 2017, and the related notes and schedules (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the year March 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPA’s, PLLC

We have served as the Company’s auditor since 2019.

Houston, Texas

June 7, 2019

SALON MEDIA GROUP, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,
	2018	2017
ASSETS
Current assets:
Cash	$52	$183
Accounts receivable, net of allowance of $15 and $15	433	663
Prepaid expenses and other current assets	65	159
Total current assets	550	1,005

Property, software development and equipment, net	359	305
Other assets, principally intangibles	38	33
Total assets	$947	$1,343

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term borrowings and accrued interest	$1,439	$1,382
Convertible promissory notes, net	200	-
Convertible promissory notes – related party	535	-
Accounts payable	1,198	1,231
Accrued liabilities	841	657
Share based liability	-	931
Total current liabilities	4,213	4,201

Deferred rent	-	58
Total liabilities	4,213	4,259

Commitments and contingencies (Note 10)

Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 and 1,427,229 shares issued and outstanding as of March 31, 2018 and March 31, 2017 (liquidation value of $3,540 as of March 31, 2017) (1)	-	6,862

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,648,830 and 0 shares outstanding in 2018 and 2017 (liquidation value of $4,089 in 2018)	2	-
Common stock, $0.001 par value, 900,000,000 and 150,000,000 shares authorized in 2018 and 2017, 151,056,477 shares issued and outstanding in 2018 and 150,000,000 shares issued and outstanding in 2017	151	150
Additional paid-in capital	134,667	125,053
Accumulated deficit	(138,086)	(134,981)
Total stockholders’ deficit	(3,266)	(9,778)
Total liabilities, mezzanine equity and stockholders' deficit	$947	$1,343

(1)	Series A Mandatorily Convertible Preferred Stock at March 31, 2017 is classified as Mezzanine Equity, see Note 12.

See accompanying notes to financial statements.

SALON MEDIA GROUP, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended March 31,
	2018	2017

Revenues	$4,537	$4,570

Operating expenses:
Production and content	3,748	4,250
Sales and marketing	489	878
Technology	763	1,181
General and administrative	2,292	2,081
Total operating expenses	7,292	8,390

Loss from operations	(2,755)	(3,820)
Change in fair value of share based liability	(79)	(113)
Interest expense	(80)	(52)
Non-cash interest expense – beneficial conversion feature	(275)	(5,585)
Gain on settlement of accounts payable	84	-
Net loss	(3,105)	(9,570)
Preferred deemed dividend	-	(860)
Net loss attributable to common stockholders	$(3,105)	$(10,430)

Basic and diluted net loss per share	$(0.02)	$(0.10)

Weighted average shares used in computing basic and diluted net loss per share	150,619	103,935

See accompanying notes to financial statements.

 SALON MEDIA GROUP, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except preferred stock shares)

	Preferred		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit

Balance, March 31, 2016	1,075	-	76,245	76	116,192	(124,551)	(8,283)

Shares converted from preferred stock	(1,075)	-	17,200	17	(17)	-	-
Shares converted from related party advances	-	-	56,526	57	5,596	-	5,653
Shares converted from convertible notes	-	-	-	-	2,826	-	2,826
Preferred deemed dividend on conversion of Series C convertible preferred stock ($800 per share)	-	-	-	-	860	(860)	-
Shares from options exercised	-	-	29	-	2	-	2
Stock-based compensation	-	-	-	-	412	-	412
Reclassification of options to liabilities	-	-	-	-	(818)	-	(818)
Net loss	-	-	-	-	-	(9,570)	(9,570)

Balance, March 31, 2017	-	-	150,000	150	125,053	(134,981)	(9,778)

Shares converted from convertible notes	1,648,830	2	-	-	7,135	-	7,137
Shares from options exercised	-	-	1,056	1	11	-	11
Stock-based compensation	-	-	-	-	1,183	-	1,183
Debt discount from convertible notes	-	-	-	-	275	-	276
Reclassification of options to liabilities	-	-	-	-	1,010	-	1,010
Net loss	-	-	-	-	-	(3,105)	(3,105)

Balance, March 31, 2018	1,648,830	$2	151,056	$151	$134,667	$(138,086)	$(3,266)

See accompanying notes to financial statements.

SALON MEDIA GROUP, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,105)	$(9,570)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of equipment, net	5	11
Bad debt expense and change in allowance for doubtful accounts	6	(5)
Depreciation	91	35
Stock-based compensation	1,183	412
Mark to market adjustment of options liability	79	113
Non-cash interest expense – beneficial conversion feature	275	5,585
Changes in assets and liabilities:
Accounts receivable	224	690
Prepaid expenses and other current assets	94	(32)
Other assets	(5)	268
Accounts payable	5	838
Accrued liabilities	242	174
Deferred rent	(58)	(10)
Net cash used in operating activities	(964)	(1,491)

Cash flows from investing activities:
Purchase of equipment and capitalized website development costs	(150)	(282)
Net cash used in investing activities	(150)	(282)

Cash flows from financing activities:
Proceeds from convertible promissory notes	200	435
Proceeds from convertible promissory notes – related party	812	1,080
Repayments of convertible promissory notes - related party	(40)	(100)
Proceeds from related party advances	-	350
Proceeds from issuance of common stock	11	2
Net cash provided by financing activities	983	1,767

Net decrease in cash	(131)	(6)
Cash, beginning of year	183	189
Cash, end of year	$52	$183

Amount paid for interest	$-	$-
Amount paid for income taxes	$-	$-

Supplemental schedule of non-cash financing activities:
Reclassification of options back to stockholders’ equity	$1,010	$-
Reclassification of mezzanine equity to stockholders’ equity	$6,862	$-
Conversion of convertible promissory note to common stock	$275	$-
Conversion of unsecured advances into preferred stock	$-	$4,103
Conversion of unsecured advances into common shares	$-	$5,653
Conversion of preferred stock into common stock	$-	$17
Beneficial conversion feature	$275	$5,585
Preferred deemed dividend in connection with preferred stock financing	$-	$860
Conversion of stock options to liabilities	$-	$818
Accounts payable paid directly by related-party through issuance of promissory note	$38	$-

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.

Going Concern

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit as of March 31, 2018 of $138,086.  In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2019.  During the last three years, Salon has relied on cash from related-party advances and rounds of financing to meet its cash requirements.  Based on current cash projections, which contemplate a smaller operating loss, Salon estimates it will require approximately $2.0 million in additional funding to meet operating needs.  Operating costs in fiscal year 2018 decreased 14% compared to fiscal year 2017, respectively.  Subsequent to the end of fiscal year 2017, we took steps to reduce our operating expenses by reducing headcount and not rehiring positions in which we had attrition, and ending certain non-core contracts.  However, if planned revenues are less than expected, then we will not meet our operating targets and our projected cash shortfall may be higher.  Salon is in discussions with potential investors, including related parties, to obtain additional funding.  There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and cash Equivalents

Cash and cash equivalents consist of cash on deposit with banks and have original maturities of three months or less.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Accounts receivable, net

Accounts receivable are stated net of doubtful accounts.  Salon estimates the collections of the accounts receivable balance and maintains allowances for estimated losses.  Salon analyzes accounts receivable, historical bad debts, receivable aging, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for doubtful accounts at March 31, 2018 and 2017 was $15, respectively.  We believe that our allowance for doubtful accounts is sufficient to cover uncollectible receivables as of March 31, 2018.

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

Software and website development costs

The Company accounts for website development costs in accordance with “ASC” 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred. Information technology support expenses to develop new product offerings for internal use are capitalized as software and website development costs and are amortized over the expected useful life, beginning in the period the redesigned Website was launched.

Revenue recognition

Salon’s revenues are primarily from the sale of advertising space on its Website. Salon recognizes revenue once persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, and collectability is reasonably assured. Revenues are recognized ratably over the period over in which Salon’s obligations to deliver advertisement impressions are fulfilled. Payments received before Salon’s obligations are fulfilled are classified as “deferred revenue” in Salon’s balance sheets.

Advertisement sales agreements are generally short-term agreements, usually less than ninety days, and frequently have cancellation clauses. Revenues derived from such arrangements are recognized during the period the advertising space is provided, as long as no significant obligations remain at the end of the period. Salon’s obligations may include the guarantee of a minimum number of times that an advertisement appears in a page viewed by a visitor to Salon’s Website. To the extent the minimum guaranteed amounts are not delivered, Salon defers recognition of the corresponding revenue until the remaining guaranteed amounts are achieved, if mutually agreeable with an advertiser. If these “make good” impressions are not agreeable to an advertiser, no further revenue is recognized.

The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company acts as a principal or an agent in the transaction. In certain cases, the Company is considered the agent, and the Company records revenue equal to the net amount retained when the fee is earned. In these cases, costs incurred with third-party suppliers are excluded from the Company’s revenue. The Company assesses whether it or the third-party supplier is the primary obligor and evaluates the terms of its customer arrangements as part of this assessment. In addition, the Company considers other key indicators such as latitude in establishing price, inventory risk, nature of services performed, discretion in supplier selection and credit risk.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources. There were no differences between the net loss for the years ended March 31, 2018 and 2017 and comprehensive loss for those periods.

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

Net loss per share attributable to common shareholders

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the year, as follows:

	Years Ended March 31,
	2018	2017
Numerator:
Net loss	$(3,105)	$(10,430)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	150,619,000	103,935,000

Basic and diluted net loss per share	$(0.02)	$(0.10)

Antidilutive securities including options, convertible debts and preferred stock not included in net loss per share calculation	271,858,000	161,900,000

Financial instruments

The carrying amounts of Salon’s financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate fair value because of their short maturities.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels and which is determined by the lowest level input that is significant to the fair value measurement in its entirety.

These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2018 and 2017 for each fair value hierarchy level:

March 31, 2018	Share Based Liability	Total
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-

March 31, 2017	Share Based Liability	Total
Level 1	$931	$931
Level 2	$-	$-
Level 3	$-	$-

In management’s opinion, the fair value of stock based compensation is approximate to the trading price of the Company’s stock.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of March 31, 2018 and 2017, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Concentrations of credit risk

Financial instruments that potentially subject Salon to concentrations of credit risk consist primarily of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral. Salon provides an allowance for credit losses that it periodically adjusts to reflect management’s expectations of future losses. Three customers accounted for approximately 16%, 12% and 10% of accounts receivable as of March 31, 2018. Three customers accounted for approximately 35%, 18% and 15% of accounts receivable as of March 31, 2017. One customer accounted for approximately 41% of revenues for the fiscal year ended March 31, 2018. Two customers accounted for approximately 23% and 10% of revenues for the fiscal year ended March 31, 2017.

Recent accounting pronouncements

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU No. 2016-13 will be effective for the Company as of April 1, 2020. The Company is currently evaluating the impact of this new guidance on our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). The main objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

This ASU is effective for the Company on April 1, 2019. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on April 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before April 1, 2019.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases and (2) providing significant new disclosures for our leasing activities. While we continue to assess our contracts, we do not expect a significant change in our leasing activities between now and adoption. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

In May 2014 (and subsequently updated with clarifying standard), the FASB issued 2014-09 “Revenue from Contracts with Customers” related to new accounting requirements for the recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. Subsequent to the release of this guidance, the FASB has issued additional updates intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard both at transition and on an ongoing basis. The new revenue standard may be applied retrospectively to each period presented or modified retrospectively with the cumulative effect recognized as of the date of adoption.    The Company adopted the new revenue recognition standard on April 1, 2018, using the modified retrospective transition method.

The cumulative impact of adopting this new standard was immaterial and no adjustments to the opening balance of retained earnings were recorded.  The implementation did not have a material impact on the Company’s condensed financial statements.

ASC 606 outlines a five-step process for recognizing revenue from contracts with customers: i) identify the contract with the customer, ii) identify the performance obligations in the contract, (iii) determine the transaction price, iv) allocate the transaction price to the separate performance obligations in the contract, and (v) recognize revenue associated with the performance obligations as they are satisfied.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606, the Company determines the performance obligations that are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to each respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon receipt of the services by the customer.

See “Revenue Recognition” below for additional discussion of our revenue recognition accounting policies and expanded disclosures.

Reclassifications

Certain reclassifications, not affecting previously reported net loss, have been made to the previously issued financial statements to conform to the current period presentation.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 3. Property, Software Development and Equipment

	March 31,
	2018	2017
Property, software development and equipment, net
Computer hardware and software	$170	$898
Software and website development	649	499
Furniture and office equipment	21	37
	840	1,434
Less accumulated depreciation	(481)	(1,129)
	$359	$305

Qualifying website development costs incurred during the application development stage, which consist primarily of outside services and design of our Website, are capitalized and included in property, software development and equipment, net in the balance sheets. Website development costs of $150 and $263 were capitalized and the related amortization expense of $69 and $0 was reported during the fiscal years ended March 31, 2018 and 2017, respectively.

Depreciation and amortization expense for the fiscal years ended March 31, 2018 and 2017 was $91 and $35, respectively.

Note 4. Borrowing Agreements

Short-term borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%. In September 2016, this credit agreement was transferred to Raymond James and Associates, Inc. (“Raymond James”) after Deutsche Bank Securities Inc. sold its accounts. The agreement is guaranteed in its entirety by Salon’s former Chairman, John Warnock. The line of credit has been fully drawn as of March 31, 2018 and 2017. Salon and its former Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the former Chairman. Raymond James may demand repayment of amounts borrowed at any time. Additionally, Mr. Warnock may also choose to terminate his guarantee, which would trigger a demand for repayment. As of March 31, 2018 and 2017, accrued interest on bank debt totaled $439 and $382, respectively. During the fiscal years ended March 31, 2018 and 2017, the weighted average interest rate on the Company’s short-term borrowings remained constant at approximately 3.5%.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Convertible promissory notes

Non-interest bearing notes

During the fiscal year ended March 31, 2018, we issued $275 in interest-free demand promissory notes that were converted into 221,601 shares of Salon’s Series A Mandatorily Convertible Voting Preferred Stock (the “Series A Preferred Stock”). Interest was no imputed due to the immateriality of the amount.

Additionally, $275 of the issued demand promissory notes contained a conversion price that is deemed beneficial to the holders of the notes. Accordingly, the Company recorded non-cash interest expense aggregating $275 for the additional value of the beneficial conversion feature during the fiscal year ended March 31, 2018 with an offsetting entry to Additional Paid-in Capital.

Interest bearing notes

During the fiscal year ended March 31, 2018, the Company also entered into a securities purchase agreement (the “Securities Purchase Agreement”) with each of Spear Point Capital Fund, LP, Erika Tanenbaum, Hilary Tanenbaum, Eu Revocable Trust, TEC Opportunities, and Jordan Hoffner (each a “Bridge Note Purchaser”) pursuant to which the Company sold to the Bridge Note Purchasers an aggregate principal amount of $735 in mandatorily convertible notes.  The notes have a one-year maturity and bear a 10% interest rate.  The notes will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million. In the event of no conversion, the notes are payable in cash or convert into a number of shares of Common Stock of the Company, rounded down to the nearest whole share based on the Company’s as diluted price per share on the maturity date. The conversion price will equal to 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per each month after the fourth month anniversary; provided however that the Conversion Price will never be less than the greater of (A) sixty percent (60%) of the purchase price paid in the qualified financing and (B) the price per share paid by investors in the most recently consummated offerings of the Company’s common stock, or $0.0124 per share, the conversion price in the Series A Mandatorily Convertible Preferred Private Placement, if the financing occurs more than four months after the date of the Securities Purchase Agreement.

Advances from related parties

During the fiscal year ended March 31, 2018, the Company did not receive any unsecured, interest-free cash advances from John Warnock and William Hambrecht, as working capital. During the fiscal year ended March 31, 2017, the Company received $350 and $100 in unsecured, interest-free cash advances from John Warnock and William Hambrecht.  On November 14, 2016 the Company, Mr. Warnock and Mr. Hambrecht entered into a Stock Exchange Agreement to exchange the related party advances for Common Stock or shares of Series A Preferred Stock.  Interest was not imputed due to the immateriality of the amount.  No gain or loss was recorded due to the conversion occurring within the terms of the agreement.  As of March 31, 2017, all outstanding advances were exchanged into shares of Common Stock or shares of Series A Preferred Stock.  See Note 5. Related party Transactions for further discussion.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

On September 26, 2017, the Company received from Jordan Hoffner, the Company’s CEO, $40 in a short-term, unsecured, interest-free cash advance as working capital to fund operations. This advance was repaid on September 29, 2017.

Gain on Settlement of Accounts Payable

During the fiscal year ended March 31, 2018, the Company came to a settlement with a vendor who the Company had outstanding invoices totaling $122.  Both parties came to a settlement of $38 which was paid directly by our former CEO.  The Company entered into a convertible promissory note dated December 12, 2017 with the former CEO for this settlement amount of $38.  This note has a one-year maturity and bears a 10% interest rate. The note will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million. If that qualified financing isn’t obtained, the note is payable in cash or converted into a number of shares of Common Stock of the Company, rounded down to the nearest whole share based on the Company’s as diluted price per share on the maturity date.  The unpaid balance of $84 is recorded as a gain on settlement of accounts payable in the financial statements.

Note 5. Related Party Transactions

Cash Advances

On September 26, 2017, Salon received $40 in cash, unsecured and interest-free, from our CEO as working capital and was repaid on September 29, 2017.  Interest was not imputed due to the immateriality of the amount.  The Company did not receive any other cash advances during the fiscal year ended March 31, 2018.  During the fiscal year ended March 31, 2017, the Company received $350 and $100 in unsecured, interest-free cash advances from former Chairman, Mr. Warnock, and Mr. Hambrecht, respectively, as working capital.

Promissory Notes

Various related parties have provided immediately available funds to serve as a bridge to the Company’s 2017 and 2018 equity capital raises through the issuance and sale of interest bearing convertible promissory notes that are convertible into shares of the Company’s Common Stock in accordance with the terms of these notes and their securities purchase agreements.

The following is a summary of these related party bridge convertible promissory notes issued during the fiscal year ended March 31, 2018:

Note Date	Related Party Purchasers	Principal Amount	Interest Rate	Maturity Date	Purchase Agreement	Equity Capital Raise
10/26/17	Spear Point Capital Fund LP (1)	$125	10%	10/26/18	10/26/17	2017
11/30/17	Eu Revocable Trust (2)	$50	10%	11/30/18	11/30/17	2017
11/30/17	Jordan Hoffner (3)	$75	10%	11/30/18	11/30/17	2017
12/12/17	Jordan Hoffner (3)	$38	10%	12/12/18	12/12/17	2017
12/12/17	Jordan Hoffner (3)	$22	10%	12/12/18	12/12/17	2017
01/09/18	Jordan Hoffner (3)	$75	10%	01/09/19	01/09/18	2017
02/26/18	Jordan Hoffner (3)	$100	10%	02/26/19	02/26/18	2018
03/29/18	Jordan Hoffner (3)	$50	10%	03/29/19	03/29/18	2018
	Total	$535

(1)	Trevor Colhoun, Director, is one of the Managing Members of Spear Point Capital Management LLC which provides management services to Spear Point Capital Fund LP.
(2)	Elizabeth Hambrecht, CFO, is the trustee of the Trust.
(3)	Jordan Hoffner was the CEO of the Company until May 3, 2019, he is currently a Director.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

On November 14, 2016, the Company received $300 in the form of Demand Promissory Note from a related party. The Note bears interest at the rate of four percent (4%) per annum. As a condition to issuance of the Demand Promissory Note, all related-party cash advances from Mr. Warnock and Mr. Hambrecht, $5,428 and $2,913 respectively, were to be converted into a total of 83,410,000 shares of Common Stock at a conversion price of $0.10 per share.  Mr. Warnock received 54,280,000 shares of Common Stock.  Due to the Company’s insufficient authorized shares of Common Stock, Mr. Hambrecht further agreed to receive 2,246,017 shares of Common Stock and 268,840 shares of Series A Preferred Stock which will automatically convert into 26,883,983 shares of Common Stock upon the filing of the Amendment and resulting increase in authorized shares of Common Stock, which occurred on August 1, 2017.  These notes were converted within the terms of the agreements, no gain or loss was recognized upon conversion.

Purchase Agreements

On January 24, 2017, the Company entered into the Purchase Agreement with the Purchasers to issue and sell in the Private Placement up to 2,417,471 shares of the Company’s Series A Preferred Stock, at a purchase price of $1.24 per share. The purchase and sale of the shares of the Series A Preferred Stock were completed in three stages: (1) Initial Closing, (2) Second Closing and (3) Final Closing.

The Initial Closing was completed on January 26, 2017. In the Initial Closing, we sold to the Purchasers an aggregate of 805,824 shares of Series A Preferred Stock for a total purchase price of $1 million. The investors in the Initial Closing included the Company’s director and then CEO (until May 3, 2019), Jordan Hoffner, and certain of his family members, the Company’s then CFO (until September 28, 2019), Elizabeth Hambrecht, and the Company’s Director, William Hambrecht.

The Second Closing was completed on March 23, 2017. In the Second Closing, we sold to the Purchasers an aggregate of 173,252 shares of Series A Preferred Stock for a total purchase price of $215. The Second Closing included only investors who had previously indicated interest in participating in the Private Placement. The investors in the Second Closing included Mr. Hoffner, Ryan Nathanson, the Company’s Chief Operating Officer, and Ms. Jordana Brondo, the Company’s former Chief Revenue Officer.

The Final Closing was completed on July 20, 2017. In the Final Closing, we sold to the Purchasers an aggregate of 221,601 shares of Series A Preferred Stock for a total purchase price of $275. The Final Closing included only investors who had previously indicated interest in participating in the Private Placement. The investors in the Final Closing included Jordan Hoffner, Elizabeth Hambrecht and William Hambrecht.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following summarizes related party purchasers in the Initial, Second and Final Closings:

Related-party Purchasers	Shares of Series A Preferred Stock	Stage of Closing	Aggregate Purchase Price
Spear Point Capital Fund LP (1)	443,203	Initial	$550
Hambrecht 1980 Revocable Trust (2)	80,582	Initial	$100
Eu Revocable Trust (3)	40,291	Initial	$50
Jordan Hoffner	20,146	Initial	$25
Pershing LLC as Custodian, Jordan Jon Hoffner IRA Rollover (4)	20,146	Initial	$25
Larry Hoffner (5)	20,146	Initial	$25
Pershing LLC as Custodian, Jordan Jon Hoffner IRA Rollover (4)	40,291	Second	$50
Jordana Brondo (6)	32,233	Second	$40
Ryan Nathanson (7)	12,087	Second	$15
Hambrecht 1980 Revocable Trust (2)	120,873	Final	$150
Jordan Jon Hoffner Pershing LLC (4)	80,582	Final	$100
Eu Revocable Trust (3)	20,146	Final	$25
Total	930,726		$1,155

(1)	Trevor Colhoun, Director, is a Managing Member of Spear Point Capital Management LLC which provides management services to Spear Point Capital Fund LP.
(2)	William Hambrecht, Director, father of Elizabeth Hambrecht, former CFO; Mr. Hambrecht is the trustee of the Trust.
(3)	Elizabeth Hambrecht, former CFO (until September 28, 2018), is the trustee of the Trust.
(4)	Jordan Hoffner, director and former CEO (until May 3, 2019), is the Custodian of the account.
(5)	Larry Hoffner is the father of Jordon Hoffner, director and former CEO.
(6)	Former Chief Revenue Officer.
(7)	Former Chief Operating Officer.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 6. Accrued Expenses

	March 31,
	2018	2017
Accrued Expenses
Salaries and wages payable	134	390
Accrued services	220	126
Fair value of vested stock options	-	931
Other accrued expenses	487	141
	$841	$1,588

Due to insufficient authorized shares of Common Stock as of November 14, 2016, the vested options as of November 14, 2016 with a fair value of $818, were reclassified from equity to liabilities and re-measured at fair value and presented under accrued liabilities.  The balance of this option liability was $931 as of March 31, 2017, respectively.  The Amendment with the Secretary of State of the State of Delaware was filed on August 1, 2017, after which the $1,010 option liability was reclassified back to equity during the quarter ended September 30, 2017 and upon the resulting increased authorized shares of our Common Stock.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 7. 401(k) Savings Plan

Salon’s 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms. Participants may contribute from 1% to 20% of compensation, subject to statutory limitations. Employer matching contributions are discretionary based on a certain percentage of a participant’s contributions as determined by management of Salon. Salon has not made any discretionary matching contributions to the 401(k) Plan through March 31, 2018.

Note 8. Common Stock

On April 1, 2016, 150,000,000 common shares, par value $0.001, were authorized, of which 76,245,442 shares were issued and outstanding.

On July 12, 2016 and September 15, 2016, 10,000 and 18,541 shares of common stock were issued for the exercise of employee stock options.

On November 14, 2016, 17,200,000 common shares were issued in exchanges for 1,075 shares of Series C Preferred shares.  The Company recorded a non-cash preferred deemed dividend of approximately $860.

On November 2016, 56,526,017 common shares were issued in exchange for related party cash advances.  No gain or loss was recorded due to the conversion occurring within the terms of the agreements.

On August 1, 2017, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware in order to increase the number of authorized shares of Common Stock.  The number of authorized commons stock the Company shall have the authority to issue is 900,000,000; par value $0.001 per share.

On August 29, 2017, 1,056,477 shares of common stock were issued for the exercise of employee stock options.

On March 31, 2018, 900,000,000 common shares, par value $0.001, were authorized, of which 151,056,477 shares were issued and outstanding.

Note 9. Employee Stock Option Plans

Salon has two stock option plans approved by stockholders: the Salon Media Group, Inc. 2004 Stock Plan (the “2004 Stock Plan”) that was approved by Salon’s stockholders in November 2004 and the Salon Media Group, Inc. 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) that was approved by Salon’s stockholders in March 2014.  The 2004 Stock Plan and the 2014 Stock Incentive Plan, each with an effective term of ten years following its approval by the stockholders of the Company, allow the issuance of incentive and non-statutory options to employees and non-employees of Salon.  The 2004 Plan expired in November 2014, after which no further options were permitted to be granted.

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

Salon has also granted options pursuant to Non-Plans. Non-Plans are equity compensation plans not approved by stockholders. On June 9, 2016, we granted to our CEO an option to purchase 12,654,318 shares of Common Stock pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting in equal monthly installments over a four-year period commencing with the grant date.

On September 6, 2017, we granted to our CEO an option to purchase 31,260,505 shares of Common Stock pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with our standard vesting of 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48 per month).

On September 6, 2017, we granted to each of the four members of our Board an option to collectively purchase 5,384,615 shares of Common Stock pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting of 25% of the option shares one year from their service commencement and then ratably over the following 36 months (1/48 per month).

As of March 31, 2018, Salon has approximately 12,287,000 shares authorized to be issued under the 2014 Stock Incentive Plan of which approximately 3,813,000 shares remain available for future grant.

Stock based compensation expense recognized for the years ended March 31, 2018 and 2017 was $1,262 and $525, which consisted of stock-based compensation expense related to stock options.

As of March 31, 2018, the aggregate stock compensation remaining to be amortized to expense was $4,427. Salon expects this stock-based compensation balance to be amortized as follows: $1,406 during fiscal year 2019; $1,434 during fiscal year 2020; $1,143 during fiscal year 2021 and $444 during fiscal year 2022. The expected amortization reflects only outstanding stock option awards as of March 31, 2018.

No amounts were recorded relating to excess tax benefits from the exercise of stock-based compensation awards during the year ended March 31, 2018 and 2017 and as a result there were no differences in net cash used in operating and financing activities.

SALON MEDIA GROUP, INC.

NOTES FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Year Ended March 31,
	2018			2017
Risk-free interest rates	1.75	–	2.55%	1.10	–	1.15%
Expected lives (in years)	5.7	–	6.3	4.0	–	6.3
Expected volatility	437	–	453%	206	–	393%
Dividend yield		0.0%			0.0%

We applied the expected term of 6.3 years during the fiscal year ended March 31, 2018, to more appropriately estimate expectations of exercise behavior of the options. The expected stock price volatility is based on historical volatility of Salon’s stock over a period equal to the expected term of the options. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the service period of the stock options. We have not paid dividends in the past.

Due to insufficient authorized shares of Common Stock as of November 14, 2016, the vested options as of November 14, 2016 a fair value of $818, were reclassified from equity to liabilities and re-measured at fair value and presented under accrued liabilities. The balance of this option liability was $931 as of March 31, 2017, respectively. The Amendment was filed on August 1, 2017, after which the $1,010 option liability was reclassified back to equity during the quarter ended September 30, 2017, upon the resulting increased authorization of shares of Common Stock.

On March 14, 2018, the Board approved a stock option repricing program (the “Reprice”), authorizing Salon’s officers to reprice certain outstanding stock options held by active employees and directors that have option exercise prices above the current fair market value of Salon’s Common Stock. Salon believes the repricing of such stock options will encourage the continued service of valued employees and directors, and motivate such service providers to perform at high levels, both of which are critical to Salon’s continued success. Salon does not expect to incur any additional stock-based compensation charges as a result of this repricing.

SALON MEDIA GROUP, INC.

NOTES FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following table summarizes activity under Salon’s plans for the years ended March 31, 2017 and 2018:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of March 31, 2016	7,242,000	$0.15	7.3	$124
Granted	12,955,000	$0.24
Exercised	(29,000)	$0.05
Expired or forfeited	(991,000)	$0.18
Outstanding as of March 31, 2017	19,177,000	$0.21	8.2	$223
Granted	44,379,000	$0.06
Exercised	(1,057,000)	$0.01
Expired or forfeited	(4,422,000)	$0.15
Outstanding as of March 31, 2018	58,077,000	$0.06	9.1	$284
Exercisable as of March 31, 2018	9,731,000	$0.06	8.2	$284
Vested and expected to vest as of March 31, 2018	56,533,000	$0.06	9.1	$284

SALON MEDIA GROUP, INC.

NOTES FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following table summarizes information about stock options outstanding as of March 31, 2018:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number of	Remaining	Average	Number of	Average
Range of			Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices			Outstanding	Life (Years)	Price (1)	Exercisable	Price
$0.05	-	$0.06	57,867,000	9.1	$0.06	9,524,000	$0.06
$0.11	-	$0.16	190,000	1.5	$0.12	190,000	$0.12
$0.24	-	$0.24	20,000	6.6	$0.24	17,000	$0.24
			58,077,000	9.1	$0.06	9,731,000	$0.06

(1)

On March 14, 2018, the Board approved a stock option Reprice, authorizing Salon’s officers to reprice 57,835,494 options using a new exercise price of $0.06.  The stock option originally had a range of exercise prices from $0.08 to $0.24.  We valued this reprice by comparing the original exercise price to the modified exercise price and the difference between the two is immaterial and we did not incur any additional stock-based compensation charges as a result of this repricing.

The weighted average grant date fair value per share of the stock option awards granted in the years ended March 31, 2018 and 2017 was $0.13 and $0.23, respectively.  The weighted average fair value of options vested during the years ended March 31, 2018 and 2017 was $0.19 and $0.22 per share, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2018 and 2017 were nil.  A total of 1,056,000 and 29,000 options were exercised during the years ended March 31, 2018 and 2017, respectively.

Note 10. Commitments and Contingencies

On October 17, 2017, we signed a two-year office lease agreement for our San Francisco headquarters at 870 Market Street, San Francisco, California. The two-year lease, for approximately 1,072 square feet, commenced on December 1, 2017 and will terminate on November 30, 2019. On April 9, 2019 the Company terminated the lease effective June 30, 2019. The outstanding lease obligation is approximately $73 for the remaining fifteen months of the lease.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In August 2016, we informed our landlord at our office space at 132 West 31st Street, New York, New York, of our intention to move out of the premises, and we engaged a property agent to find a sub-tenant for this space. The lease for this space commenced on July 1, 2014 and will expire on September 30, 2019. In January 2017, we were asked to vacate the office space at 132 West 31st Street due to nonpayment of our monthly rent, and on January 30, 2017 we released the letter of credit of $204 to the landlord in payment of the past due rent. On August 3, 2017, we received a notice of legal action (the “Complaint”) from the landlord. This civil summons and complaint in New York State Court seeks to recover all unpaid rents for the remainder of our five-year lease, equal to approximately $918 plus damages and attorney fees. Counsel for Salon is currently evaluating potential defenses and counterclaims, based on the laws and fact.

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

On November 18, 2018, Jordana Brondo, a former employee of Salon Media Group, brought a formal claim against the Company for Judicial Arbitration and Mediation Services under JAMS in San Francisco, CA.  Under her claim, Ms. Brondo alleges wrongful termination under the basis of gender discrimination pregnancy discrimination, wrongful termination in violation of public policy, and retaliation.  Ms. Brondo seeks general damages, special damages, punitive damages, cost of fees and attorney fees in the amount of $1,600,000.  The Company has denied the allegations and is actively defending the matter.  In addition, the Company has insurance to cover any unexpected liability.  The matter is currently pending.

Our current office space in New York, located at 315 West 36th Street, New York, New York is rented on a month-to-month basis and does not carry a lease agreement.

Rent expense under operating lease agreements was $555 and $473 for the years ended March 31, 2018 and 2017, respectively.

Total future minimum payments under our operating lease and short-term borrowing in effect as of March 31, 2018 are as follows:

	Payments Due By Period
	Total	Year 1	Year 2
Operating lease	$73	$58	$15
Short-term borrowing	1,000	1,000	-
Short-term borrowing interest	439	439	-
Convertible promissory notes, net	200	200	-
Convertible promissory notes – related party	535	535	-
Total	$2,247	$2,232	$15

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

Note 11. Income Taxes

Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurred operating losses. As of March 31, 2018, Salon has net operating loss carryforwards of $94,800 and $27,800 for federal and state purposes, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforwards begin to expire on March 31, 2019 if not utilized beforehand. The state net operating loss carryforwards begin to expire on March 31, 2028 if not utilized beforehand.

As of March 31, 2018, Salon has research and development credit carryforward of $9 for California income tax purposes. The research and development credit carryforward for federal income tax purposes expired on March 31, 2012 and the California credits carry forward indefinitely.

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

Temporary differences and other sources of deferred tax assets that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31,
	2018	2017
Net operating losses	$21,787	$33,398
Other	598	660
Total deferred tax assets	22,385	34,058
Valuation allowance	(22,385)	(34,058)
Net deferred tax asset	$-	$-

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Due to the uncertainty of realizing the benefits attributable to the aforementioned deferred tax assets, Salon has provided a valuation allowance against the net deferred tax assets. The difference between Salon’s effective income tax rate and the federal statutory rate is as follows:

	Years Ended March 31,
	2018	2017
Statutory tax benefit	$(1,031)	$(3,254)
State taxes, net of federal benefit	(216)	(30)
Permanent differences	337	1,957
Change in federal tax rate	12,582	-
Other	-	-
Total	11,672	(1,327)
Change in valuation allowance	(11,672)	1,327
	$-	$-

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to Internal Revenue Service (“IRS”) examination for all years given losses reported on returns.

As of March 31, 2018, there were no uncertain tax positions. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. For the years ended March 31, 2018 and 2017, the Company did not have any interest and penalties.

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including; (1) the reduction of the corporate income tax rate from a maximum rate of 35% to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) the repeal of the domestic production deduction, (v) additional limitation on the deductibility of interest expense, (vi) expanded limitations on executive compensation, (vii) acceleration of tax revenue recognition, (viii) capitalization of research and development expenditures and (ix) creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax.

The key impact of the Tax Act on our financial statements was the re-measurement of the deferred tax balances to the new corporate tax rate. While we have not yet completed our assessment of the effects of the Tax Act, we are able to determine a reasonable estimate for this impact. In accordance with Staff Accounting Bulletin No 118 (“SAB 118”), we are providing additional disclosures related to this provisional amount.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In order to calculate the effects of the new corporate tax rate on our deferred tax balances, ASC 740 “Income Taxes” (“ASC 740”) required the re-measurement of our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. The Act reduces the corporate tax rate to 21% effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets of $13 million with a corresponding net reduction to valuation allowance of $13 million for the year ended March 31, 2018.

The Company has not yet made a policy election with respect to its treatment of potential base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”). Companies can either account for taxes on BEAT and GILTI as incurred or recognized deferred taxes when basis differences exist that are expected to affect the amount of the BEAT and GILTI inclusion upon reversal. The Company is still in the process of analyzing the provisions of the Act associated with BEAT and GILTI and the expected impact of BEAT and GILTI on the Company in the future.

The provisional amount related to the deferred tax balances are based on information available at this time and may change due to a variety of factors, including, among others, (i) anticipated guidance from the U.S. Department of Treasury about implementing the Tax Act, (ii) potential additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, (iii) any impact resulting from our March 31, 2018 financial closing and reporting Commission or the Financial Accounting Standards Board related to the Tax Act, (iv) any impact resulting from our March 31, 2018 financial closing and reporting on our business and financial statements. We will continue our assessment of the impact of the Tax Act on our business and financial statements throughout the one-year measurement period as provided by SAB 118.

Note 12. Preferred Stock - Mezzanine Equity

As part of our committed efforts to raise capital, on January 24, 2017, Salon entered into the Purchase Agreement with various investors to issue and sell to the Purchasers in the Private Placement an aggregate principal amount of at least $1 million of the Company’s Series A Preferred Stock. The Company has authorized the issuance and sale in the Private Placement of up to 2,417,471 shares of the Series A Preferred Stock, each of which is convertible into 100 shares of Common Stock, at the purchase price of $1.24 per share. We expect completion of the purchase and sale of the Series A Preferred Stock will occur in three stages.

The Initial Closing was completed on January 26, 2017. In the Initial Closing, we sold to the Purchasers an aggregate of 805,824 shares of Series A Preferred Stock for a total purchase price of $1 million. The investors in the Initial Closing included the Company’s director and then CEO (until May 3, 2019), Jordan Hoffner, and certain of his family members, the Company’s then CFO (until September 28, 2018(, Elizabeth Hambrecht, and the Company’s Director, William Hambrecht.

 SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Second Closing was completed on March 23, 2017. In the Second Closing, we sold to the Purchasers an aggregate of 173,252 shares of Series A Preferred Stock for a total purchase price of $215. The Second Closing included only investors who had previously indicated interest in participating in the Private Placement. The investors in the Second Closing included Jordan Hoffner, Ryan Nathanson, the Company’s former Chief Operating Officer, and Jordana Brondo, the Company’s former Chief Revenue Officer.

The Final Closing was completed on July 20, 2017. In the Final Closing, we sold to the Purchasers an aggregate of 221,601 shares of Series A Preferred Stock for a total purchase price of $275. The Final Closing included only investors who had previously indicated interest in participating in the Private Placement. The investors in the Final Closing included Jordan Hoffner, Elizabeth Hambrecht, and William Hambrecht.

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

The exchange rate and common equivalent shares of our Series A Preferred Stock as of March 31, 2018 are as follows:

Preferred Stock	Shares Outstanding	Per Share Exchange Rate	Common Equivalent Shares
Series A	1,648,830	100.000	164,883,000
Total	1,648,830		164,883,000

The Company intends to fully convert the Series A Preferred Stock into 164,883,000 shares of Common Stock prior to June 30, 2019.

Preferred Deemed Dividend

In connection with the January 24, 2017 private placement of shares of the Company’s Common Stock, the conversion price of the Series C Preferred Stock was reduced effective November 14, 2016, from $0.15 to $0.10 per share of Series C Preferred Stock. Following this adjustment, each share of Series C Preferred Stock was convertible into the number of shares of Common Stock obtained by dividing two (2) times the Series C original issue price, $800, by the adjusted conversion price of $0.10 per share, resulting in each share of Series C Preferred Stock being convertible into approximately 17,200,000 Common Stock. The adjusted conversion price generated additional value to the convertibility feature of the Series C Preferred Stock. Accordingly, the Company recorded a non-cash preferred deemed dividend of approximately $860 for the additional value of the beneficial conversion feature in December 2016, the period of the adjustment. No preferred deemed dividend related events incurred during the year ended March 31, 2018.

Note 13. Subsequent Events

Interest bearing convertible promissory notes & senior secured notes

On April 10, 2018 and April 12, 2018, the Company received each $50, for a total of $100, from a related party in the form of a Bridge Note as part of the Securities Purchase Agreement. The note has a one-year maturity and bears a 10% interest rate.  The note will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million. In the event of no conversion, the note is payable in cash or will convert into a number of shares of Common Stock of the Company, rounded down to the nearest whole share based on the Company’s as diluted price per share on the maturity date. The conversion price will equal to 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per each month after the fourth month anniversary; provided however that the conversion price will never be less than the greater of (A) sixty percent (60%) of the purchase price paid in the qualified financing and (B) the price per share paid by investors in the most recently consummated offering of the Company’s Common Stock.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

From June 2018 through August 2018, the Company received $114.5 in advances from related parties. These advances accrued interest at a rate of 10% per annum and payable on the one-year anniversary of the date of the advances. On December 7, 2018, these advances and all accrued interest were exchanged for secured notes in the amount of approximately $118.9. These notes bear a 10% interest rate and are payable on June 30, 2019. In addition, on December 7, 2018, the Company issued warrants to the secured note holders to purchase 11,312,600 shares of our common stock at an exercise price of $0.01 per share. The warrants expire five years from the issuance date and can be exercised with cash or cancellation of the secured notes referenced above.

The Company received $500 from PubLife, LLC upon execution of a term sheet for the sale of the Salon.com business, which is the basis for the Asset Purchase Agreement discussed below. Upon closing of the Asset Purchase Agreement, this $500 is to be credited against the purchase price. If the Company fails to close the Asset Purchase Agreement or breaches the term sheet with PubLife related to the Asset Purchase Agreement, this $500 will convert into a 10% secured promissory note payable within 90-days of issuance, secured by all of the Company’s assets and senior to all indebtedness of the Company.

Technology Support Agreement

On October 25, 2018 the Company entered into a Technology Support Agreement (the "Technology Agreement") with PubLife LLC under which PubLife agreed to provide certain technology support to the Company, including all web development activities for a six month term in consideration of $1 per month. The payment terms under this agreement were amended under the terms of the Asset Purchase Agreement (as set forth below).

General Advertising Services Agreement

On October 25, 2018, the Company entered into a General Advertising Services Agreement (the "Advertising Agreement") with Proper Media LLC ("Agent") under which the Company retained Agent to provide advertisement sales and trafficking services for our websites, including salon.com and related sites. The term of this agreement is for one -year, which term shall be extended for successive one-year periods under terminated by either party within 30 days’ notice prior to the end of any term. The Company agreed to pay agent its revenue share of all revenue invoiced by Agent in connection with Agent's performance of the services under this agreement. In addition, if the Company refers a 3rd party publishing partner and Agent executes an advertising services agreement with such 3rd party, Agent agrees to pay us 25% of the monthly revenue earned by Agent due to such 3rd party agreement for the first six-months of any such agreement. The payment terms under this agreement were amended under the terms of the Asset Purchase Agreement (as set forth below).

WGAE Agreement

In October 2018, the Company entered into an agreement with the WGAE for a three-year period.  As a result of the ongoing negotiations and accompanying legal fees as well as the higher cost structure per the negotiated agreement, the effect was detrimental to the company’s financial standing as we had to endure layoffs of management in order to accommodate the editorial staff.  In addition, the agreement with the union had a seemingly negative impact on our ability to obtain additional financing.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Asset Purchase Agreement

On March 6, 2019, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Salon.com, LLC (“Buyer”) under which the Company agreed to sell substantially all of our assets (the "Asset Sale"), including all pertinent intellectual property rights comprising the Company’s business of owning, operating and publishing the website known as Salon.com, (the “Business”), but excluding our cash, cash equivalents and marketable securities and certain contracts and right related to those contracts and tax refunds and insurance policies and rights related to excluded assets, to the Buyer for an aggregate Purchase Price of $5 million payable plus the amount of the Earn-Out Payment (as described below) and the assumption of certain assumed liabilities, all pursuant to the terms of the Asset Purchase Agreement. The purchase price is payable in cash as follows: (i) $550 in payable in cash at closing; (ii) $100 shall be deposited with the Escrow Agent, which amount shall be released to the Company following the 18 month anniversary of closing date (less any amounts paid to the Buyer for indemnification claims; (iii) $500 of which was previously paid to the Company as a deposit concurrent with execution of the term sheet for the Asset Purchase Agreement (the "Deposit") and (iv) $3,850 via issuance of a 10% secured promissory note, which note shall be paid in 2 equal installments on the 12 month and 24 month anniversary of the closing date. This note shall be secured by all of the assets being sold to Buyer under the Asset Purchase Agreement.

First Amendment to Asset Purchase Agreement

On April 15, 2019, the Company entered into a First Amendment to Asset Purchase Agreement ("First Amendment") with Buyer. The primary purpose of the First Amendment was to amend the payment terms under the Technology Agreement and the Advertising Agreement as set forth below:

(a) for the month of March 2019: (i) ad fees under the Advertising Agreement shall be payable at 6.5%, and (ii) tech management fees payable pursuant to the Technology Agreement shall be $5 plus costs per the Technology Agreement;

(b) for the month of April 2019: (i) ad fees under the Advertising Agreement shall be payable at 6.5%, and (ii) tech management fees payable pursuant to the Technology Agreement shall be $10 plus costs per the Technology Agreement; and

(c) for the month of May 2019 and for each month thereafter: (i) ad fees under the Advertising Agreement shall be payable at 6.5%, (ii) tech management fees payable pursuant to the Technology Agreement shall be $10 plus costs per the Technology Agreement and (iii) an amount equal to 10% APR applied to the Deposit.

The Company also amended Section 10.9 of the Asset Purchase Agreement to include the term sheet related to the acquisition for the documents related to the entire agreement of the parties.

Departure of Directors or Principal Officers

Effective May 3, 2019, Jordan Hoffner resigned as our Chief Executive Officer.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Effective as of September 28, 2018, Elizabeth Hambrecht resigned as our Chief Financial Officer.

Appointment of Officers

Effective May 3, 2019, in connection with Mr. Hoffner’s resignation as Chief Executive Officer, the board appointed Richard MacWilliams as our acting Chief Executive Officer and the board also appointed Trevor Colhoun as our acting Chief Financial Officer to fill the vacancy from Ms. Elizabeth Hambrecht’s prior resignation. Messrs. MacWilliams and Colhoun both currently serve as Directors of the Company. Mr. MacWilliams will receive $7.5 per month for his role as acting CEO and Mr. Colhoun will receive $2.5 per month for his role as acting CFO.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Company’s executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K (March 31, 2018), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Company’s management, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were not effective due to the following material weaknesses:

1.	Lack of segregation of duties; and
2.	Failure to implement accounting controls

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses.

Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statement included in the report fairly present in all material aspects our financial condition, results of operations and cash flows for the years presented.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2018, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2018 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Salon’s executive officers and directors as of June 1, 2019 are as follows:

Name	Age	Position
Richard MacWilliams(1) (2) (3)	67	Chairman of the Board and Acting CEO
Trevor Colhoun(1) (2)	41	Director and Acting CFO
Jordan Hoffner(1)(4)	49	Director
William Hambrecht(1)	82	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating Committee
(4)	CEO until May 3, 2019

Richard MacWilliams was elected to serve as Chairman of the Board on January 25, 2017 and was appointed as acting Chief Executive Officer on May 3, 2019. Mr. MacWilliams is co-founder and Managing Partner of Vista Capital Advisors. Previously, Mr. MacWilliams was Chairman of BoardEx and Executive Vice President of Bridge Information Systems. He joined Bridge as a result of Bridge’s acquisition of EJV Partners where he was President and CEO. Prior to joining EJV, Mr. MacWilliams served as Executive Vice President and trading manager for Drexel Burnham Government Securities and held a similar post at Donaldson Lufkin & Jenrette (DLJ). While at DLJ, Mr. MacWilliams was also President and CEO of ACLI Commodity Services, a worldwide commodity trading company. Mr. MacWilliams received a BA from Bucknell University, where he is a former trustee.

Trevor Colhoun was elected to serve as Director on January 25, 2017 and was appointed as acting Chief Financial Officer on May 3, 2019. Mr. Colhoun is a Managing Member of Spear Point Capital Management LLC. From September 2009 to December 2013, Mr. Colhoun was Manager of Walnut Financial Services, Inc., which he founded as a subsidiary of Humilis Holdings LP. Walnut Financial is a private equity factoring fund. From 2007 to present, Mr. Colhoun has acted as Managing Partner of Humilis Holdings, LP, an investment fund that directed capital in private equity, debt, and real estate equity. Prior to Humilis Holdings, Mr. Colhoun served as Vice President of Capital Markets at Piper Jaffray from 2002 to 2007. During his tenure at Piper Jaffray, Mr. Colhoun was instrumental in leading over 50 public company transactions and along with his partner were the largest producers in the firm. Before joining Piper Jaffray, Mr. Colhoun was an Associate in Institutional Sales with C.E. Unterberg, Towbin, a technology only investment bank, from 2000 to 2002. Mr. Colhoun served as an Equity Analyst for Bear Stearns from 1998 to 2000 for the firm’s internal equity hedge fund.

Jordan Hoffner was appointed CEO and Director effective May 23, 2016 and resigned as our Chief Executive Officer effective May 3, 2019. Mr. Hoffner is an accomplished media executive with two decades of digital media, traditional media and technology experience. Prior to joining Salon Media Group, Mr. Hoffner served as CEO of Federated Media, a Media General company and leader in native advertising and influencer marketing for digital and TV. Based in San Francisco, he has held senior level strategy and business development roles at Google and YouTube. While at YouTube, Mr. Hoffner accepted the company’s 2008 Peabody Award for promoting a free exchange of ideas expressed in video formats around the world. In addition, Mr. Hoffner is an entrepreneur and angel investor having started multiple businesses in the media and technology sector. He began his career as an NBC News producer before rising to VP, Digital Studios at NBC Universal. He earned a Bachelor of Arts with honors from Vassar College and a MBA in finance from NYU’s Stern School of Business. He currently sits as a council member for the nonprofit organization Common Sense Media.

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

Based solely on Salon’s review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the fiscal year ended March 31, 2018.

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

During the fiscal year ended March 31, 2018, the members of our Audit Committee were Messrs. MacWilliams, Hambrecht, Colhoun and Hoffner. The Company has adopted the NYSE MKT Rules to determine the independence of the members of the Board. Pursuant to the NYSE MKT Rules, the Company determined that Messrs. MacWilliams and Colhoun were independent directors during the year ended March 31, 2018. As a result of their appointments as officers of the Company on May 3, 2019, Messrs. MacWilliams and Colhoun are no longer independent as of the date of this Report.

ITEM 11. Executive Compensation

Executive Compensation

The following table shows, for the fiscal year ended March 31, 2018, the compensation of Salon’s (i) principal executive officer; (ii) principal financial officer; and (iii) the two most highly compensated executive officers, collectively the “Named Executive Officers”:

Summary Compensation Table

					Non-Equity
				Option	Incentive Plan
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Total ($)

Jordan Hoffner (2)	2018	223,637	-	889,261	-	1,112,898
Chief Executive Officer – (Until May 3, 2019)	2017	186,771	-	545,717	-	732,488

Elizabeth Hambrecht (3)	2018	69,470	-	96,004	-	165,474
Chief Financial Officer – (Until September 27, 2018)	2017	100,720	-	14,546	-	115,266

Ryan Nathanson (4)	2018	222,917	-	37,546	-	260,462
Chief Operating Officer – (Until July 27, 2018)	2017	37,500	-	-	-	37,500

Jordana Brondo (5)	2018	153,626	-	-	-	153,626
Former Chief Revenue Officer – (Until August 25, 2017)	2017	63,333	-	-	-	63,333

Cynthia Jeffers (6)	2018	-	-	-	-	-
Former Chief Executive Officer (Until May 23, 2016)	2017	55,240	-	20,287	-	75,527

David Daley (7)	2018	-	-	-	-	-
Former Editor-in-Chief – (Until June 15, 2016)	2017	48,103	-	8,732	-	56,834

Matthew Sussberg (8)	2018	-	-	-	-	-
Former Vice President Sales (Until July 25, 2016)	2017	86,276	25,281	739	-	112,296

(1)

The amounts shown are the compensation costs recognized by Salon in fiscal years 2018 and 2017 for options awards, as determined pursuant to ASC 718 Compensation – Stock Compensation, excluding any estimates of future forfeitures. For a discussion of the assumptions used to calculate the value of the option awards, see Note 7 of the Notes to the Financial Statements.

(2)

Mr. Hoffner was appointed CEO and Director effective May 23, 2016 at a base annual salary of $300,000. Due to cash flow constraints, Mr. Hoffner agreed to temporarily reduce his salary at specific times during the year. Mr. Hoffner’s last day with the Company as Chief Executive Officer was May 3, 2019.

(3)

Ms. Hambrecht was appointed CFO on November 11, 2014.  Since July 2, 2013, Ms. Hambrecht had served as Interim CFO.  Ms. Hambrecht has an annual salary of $100,000. Due to cash flow constraints, Ms. Hambrecht agreed to temporarily reduce her salary at specific times during the year. Ms. Hambrecht’s last day with the Company as Chief Financial Officer was September 27, 2018.

(4)

Mr. Nathanson was appointed Chief Operating Officer effective February 1, 2017 at a base annual salary of $225,000. Ms. Nathanson’s last day with the Company as Chief Operating Officer was July 27, 2018.

(5)

Ms. Brondo was appointed Chief Revenue Officer effective June 20, 2017 at a base annual salary of $190,000. Her termination date was on August 25, 2017. Ms. Brondo’s last day with the Company as Chief Revenue Officer was August 25, 2017.

(6)	Ms. Jeffers was appointed CEO effective May 29, 2012 at a base annual salary of $225,000. Her position was succeeded by Mr. Jordan Hoffner on May 23, 2016.

(7)	Mr. Daley was appointed Editor-in-Chief on August 15, 2013 with an annual salary of $150,000. Mr. Daley’s last day with the Company was June 15, 2016.

(8)	Mr. Sussberg was appointed Vice President of Sales in April 2012 with a base annual salary of $215,000. Mr. Sussberg’s last day with the Company was July 25, 2016.

Grants of Plan-Based Awards in Fiscal Year 2018

The following table presents information on equity awards granted during the 2018 fiscal year.

GRANTS OF PLAN BASED AWARDS

					All Other
					Option Awards:		Grant Date
					Number of	Exercise or	Fair Value
		Estimated Future Payouts Under			Securities	Base Price	of Stock
	Grant	Equity Incentive Plan Awards			Underlying	of Option	and Option
Name	Date	Threshold	Target	Maximum	Options	Awards (1)	Awards

Jordan Hoffner	09/06/2017				31,597,043	$0.06	$1,895,823
Elizabeth Hambrecht	09/06/2017				721,154	$0.06	$43,269
Ryan Nathanson	09/06/2017				3,720,857	$0.06	$223,251

(1)

The $0.13 exercise price per share of each option was equal to the fair market value of Salon’s Common Stock on 09/06/17, the date of grant. The original exercise price of $0.13 per share was repriced to $0.06 per share as per Board approval on 03/14/18.

Outstanding Equity Awards at Fiscal 2018 Year-End

The following table sets forth the outstanding equity awards for each Named Executive Officer as of March 31, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
			Equity Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities	(4)
	Unexercised	Unexercised	Underlying	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price	Date
Jordan Hoffner (1)	5,536,264	7,118,054		$0.06	06/09/2026
	-	31,260,505		$0.06	09/06/2027
	336,538	-		$0.06	09/06/2027

Elizabeth Hambrecht (2)	9,970	-		$0.06	02/11/2024
	813,333	96,667		$0.06	11/07/2024
	721,154	-		$0.06	09/06/2027

Ryan Nathanson (3)	-	3,720,857		$0.06	09/06/2027

(1)

Mr. Hoffner was granted options to purchase 12,654,318 shares of Common Stock on June 9, 2016 and 31,260,505 shares of Common Stock on September 6, 2017 pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting in equal monthly installments over a four-year period commencing with the grant date. Mr. Hoffner was also granted an option to purchase 336,538 shares of Common Stock on September 6, 2017, which vested immediately on the grant date. Mr. Hoffner was a Named Executive Officer at March 31 2018. He resigned as Chief Executive Officer on May 3, 2019.

(2)

Ms. Hambrecht was granted an option to purchase 330,000 shares of Company’s Common Stock on November 7, 2014, which vests as follows: 1/12 of 330,000 of the option shares vest monthly, subject to Ms. Hambrecht’s continuous employment. Upon termination of service, all 330,000 option shares will immediately vest. Ms. Hambrecht was also granted an option to purchase 580,000 shares of Company’s Common Stock on November 7, 2014, which vests as follows: 1/4 of 580,000 of the option shares vest one year after grant date and 1/36 of 580,000 of the option shares vest monthly, subject, in each case, to Ms. Hambrecht’s continuous employment services. Ms. Hambrecht was also granted an option to purchase 721,154 shares of Common Stock on September 6, 2017, which vested immediately on the grant date. Ms. Hambrecht was a Named Executive Officer at March 31, 2018. She resigned as Chief Financial Officer on September 27, 2018.

(3)

Mr. Nathanson was granted an option to purchase 3,720,857 shares of Common Stock on September 6, 2017 pursuant to the terms and conditions of the Salon Media Group, Inc. 2014 Stock Incentive Plan, with a vesting period of four years. Mr. Nathanson was a Named Executive Officer at March 31, 2018. He resigned as Chief Operating Officer on July 27, 2018

(4)	The original exercise price per share on date of option grant was repriced to $0.06 per share as per Board approval on 03/14/18.

Option Exercises during Fiscal Year 2018

During the year ended March 31, 2018, our former CEO who resigned in fiscal 2017 exercised 1,056,477 option shares at an exercise price of $0.01 per share. No options were exercised by other Named Executive Officers during the fiscal year.

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

Potential Payments Upon Termination or Change in Control

Salon’s prior employment agreement with Mr. Hoffner provides for certain benefits in the event of an involuntary termination of service related to a change in control of Salon as defined within. Under the agreement, Mr. Hoffner will be entitled to a lump sum cash severance payment in an amount equal to one year of his base salary; and, if Mr. Hoffner is covered under the Company’s group health plan at the time of such a termination, the Company will reimburse him for one year’s payment of COBRA premiums. Mr. Hoffner resigned as Chief Executive Officer on May 3, 2019.

Compensation of Directors

The following table details the total compensation paid to Salon’s non-employee directors for its 2018 fiscal year. The amounts shown are the compensation costs recognized by Salon in fiscal year 2018 for option awards, as determined pursuant to ASC 718, excluding any estimates of future forfeitures. For a discussion of the assumptions used to calculate the value of the option awards, see Note 7 of Notes to the Financial Statements.

	Fees Earned
	or Paid in	Option
Name	Cash	Awards (1) (4)	Total
William Hambrecht (1) (3)	-	$43,750	$43,750
Richard MacWilliams (2)	-	$72,916	$72,916
Rodney Bienvenu (3)	-	$43,750	$43,750
Trevor Colhoun (3)	-	$43,750	$43,750

(1)

On February 11, 2014, each Director received an option to purchase 10,000 shares of Common Stock. The grant date fair value of each stock option award was $2,000. The exercise price per share for the grants to all of the Directors was $0.20. Each stock option grant is subject to a standard vesting over a forty-eight month period.

(2)

On September 6, 2017, the Chairman of the Board received an option to purchase 1,923,077 shares of Common Stock at $0.13 per share. The grant date fair value was $250,000. The exercise price was repriced to $0.06 per share on March 14, 2018. Each stock option grant is subject to a standard vesting over a forty-eight month period.

(3)

On September 6, 2017, each Director (with the exception of the Chairman of the Board) received an option to purchase 1,153,846 shares of Common Stock at $0.13 per share. The grant date fair value of each stock option award was $150,000. The exercise price was repriced to $0.06 per share on March 14, 2018. Each stock option grant is subject to a standard vesting over a forty-eight month period.

(4)	On March 14, 2018, the Board authorized the Company to reprice exercise prices of certain outstanding stock options that are above current fair market value of Salon’s Common Stock to $0.06 per share.

Compensation Committee Interlocks and Insider Participation

None of Salon’s executive officers has served as a member of the compensation committee or board of directors of any other entity that has an executive officer serving as a member of Salon’s Board during the fiscal year ended March 31, 2018.

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

Cash constraints have hampered Salon in attracting new executives. Due to insufficient cash, Salon has only been able to offer its CEO, CFO and COO only a competitive base annual salary and until this past fiscal year, has not been able to implement a non-equity incentive compensation plan, or award meaningful annual cash bonuses to these executives. As a consequence, Salon has had to rely on stock option and restricted stock awards in lieu of cash compensation for these officers. Salon has also had to rely on offering substantial equity awards to entice prospective new executives to join Salon. Besides cash constraints, Salon faces challenges in hiring and retaining executives due to a relatively small pool of available executive talent in its industry, and because it competes with more established media companies and better funded upstarts. Salon has experienced difficulties in finding and retaining suitable executives to lead its sales and technology efforts, positions in high demand. As Salon’s brand recognition has increased, so has the demand for its trained talent.

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

Elements of Compensation

Salon provides its executive officers with a compensation package consisting of base salary, commissions for its sales executives, and benefit plan participation generally available to other employees. Beginning in fiscal year 2009, bonus plans were generally offered to named executives. In setting total compensation, the Compensation Committee considers individual and company performance, as well as current and projected cash balances. In determining the compensation for an executive who has been with Salon for a substantial amount of time, the Compensation Committee will consider what it might cost to hire that executive’s replacement, the effect on attaining revenue and profitability goals and the effect on the well-being of Salon’s Website.

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

Bonuses and Non-Equity Incentive Plan Compensation. Certain named executives are eligible for a cash bonus.  Due to limited cash, historically no meaningful cash bonuses have been granted in the past to Salon’s CEO, CFO, or Editor-in-Chief.  In fiscal year 2017, we paid a cash bonus of $25,281 to Mr. Sussberg.  In fiscal year 2018, we did not pay any cash bonuses to our executives.

In order to align corporate goals and provide incentives for its Named Executive Officers, it is anticipated that the Compensation Committee will approve bonus plans for fiscal year 2019 consistent with those implemented in fiscal year 2018, which will specify operating and profitability targets that should increase the enterprise value of the Company.

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

The number of stock options Salon granted to executives has varied widely and irregularly. During fiscal year 2018, the Board granted options to acquire 31,597,043 shares to Mr. Hoffner, 721,154 shares to Ms. Hambrecht and 3,720,857 shares to Mr. Nathanson. During fiscal year 2017, the Board granted options to acquire 12,654,318 shares to Mr. Hoffner. The options granted to Mr. Hoffner included 31,260,505 shares from Salon’s Non-Plan.

The Salon Media Group, Inc. 2004 Stock Plan expired on November 17, 2014 and no additional options may be issued under this Plan.

The Board adopted the 2014 Stock Incentive Plan on January 21, 2014 and also approved a resolution on June 12, 2014 to amend the 2014 Stock Incentive Plan to comply with certain California Code of Regulations and IRS regulations. The 2014 Stock Incentive Plan provides for the grant of incentive stock options to our employees and any parent and subsidiary corporations’ employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants. As of March 31, 2018, Salon’s 2014 Stock Incentive Plan allows for the future granting of approximately 3,813,000 shares of Common Stock.

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

There was no issuance of restricted stock during fiscal year ended March 31, 2018.

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

Named Executive Officer Cash Compensation

Jordan Hoffner was appointed CEO and Director effective May 23, 2016 with a base salary of $300,000 per annum, succeeding former CEO, Cynthia Jeffers. Mr. Hoffner’s last day with the Company was May 3, 2019.

Cynthia Jeffers, who served as former CEO from May 30, 2012 until replaced by Mr. Jordan Hoffner effective May 23, 2016, was entitled to a base salary of $225,000 per annum.

Elizabeth Hambrecht, who was appointed CFO on November 11, 2014, is entitled to a base salary of $100,000 per annum. Prior to her appointment, Ms. Hambrecht had served as Interim CFO and Secretary since July 2, 2013. Ms. Hambrecht’s last day with the Company was September 28, 2018.

Ryan Nathanson was appointed Chief Operating Officer effective February 1, 2017 with a base salary of $225,000 per annum. Mr. Nathanson’s last day with the Company was July 27, 2018.

Jordana Brondo who had served as former Chief Revenue Officer effective June 20, 2017, was entitled to a base salary of $190,000 per annum. Ms. Brondo’s last day with the company was August 25, 2017

David Daley, who had served as former Editor-in-Chief since August 2013, was entitled to a base salary of $150,000 per annum. Mr. Daley’s last day with the company was June 15, 2016.

Matthew Sussberg, who had served as former Vice President Sales since April 2012, was entitled to a base salary of $215,000 per annum. As described above, Mr. Sussberg received a $25,281 cash bonus in fiscal year 2017. Mr. Sussberg’s last day with the company was July 25, 2016.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding Equity Compensation Plans may be found in Part II, Item 5, commencing on page 21 of this Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of June 1, 2019 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each Director and nominee, (c) each Named Executive Officer in the Summary Compensation Table, and (d) by all executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership (2)	of Class (3)
John Warnock (4)	89,211,240	59.06%
Elizabeth Hambrecht (5)	21,006,878	12.35%
Shea Ventures (6)	16,832,962	11.14%

Executive Officers and Directors
William R. Hambrecht (7)	77,551,325	39.00%
Jordan Hoffner (8)	61,098,546	28.80%
Spear Point Capital Fund LP (9)	54,400,945	26.48%
Trevor Colhoun (10)	5,613,076	3.58%
Richard MacWilliams (11)	1,121,794	0.74%
All executive officers and directors as a group (5 persons)	199,785,686	62.22%

(1)	The address for all beneficial owners is c/o Salon Media Group, Inc., 870 Market Street, San Francisco, CA 94102.

(2)

Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(3)

Calculated on the basis of 151,056,477 shares of Common Stock outstanding as of June 1, 2019. Beneficial ownership of Common Stock includes underlying options exercisable within 60 days of June 1, 2019 and shares of Common Stock that a stockholder has the right to acquire upon conversion of shares of Series A Preferred Stock. Upon full conversion of the shares of Series A Preferred Stock to Common Stock, in the  total outstanding Common Stock will be approximately 315.9 million shares.

(4)	Mr. Warnock is the former Chairman of the Board of the Company.

(5)

Ms. Hambrecht has an ownership interest in the Eu Revocable Trust, consisting of 1,965,320 Common Stock, 15,009,300 shares of Common Stock upon conversion of 150,093 shares of Series A Preferred Stock, and 4,032,258 shares of Common Stock upon conversion of convertible promissory notes.

(6)	Includes 4,151,126 shares of Common Stock held by two descendant trusts that are administered by the Managing Member of Shea Ventures.

(7)

Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”). The Hambrecht Entities own 1,039,251 shares of Common Stock. Elizabeth Hambrecht, CFO, has a pecuniary ownership interest in the Hambrecht Entities. Mr. Hambrecht individually owns 25,162,347 shares of Common Stock. Includes ownership by The Sarah and William Hambrecht Foundation of 1,104,000 shares of Common Stock. William Hambrecht and Elizabeth Hambrecht are Directors of the Sarah and William Hambrecht Foundation. Includes ownership by HAMCO Capital Corporation, consisting of 506,286 shares of Common Stock. Mr. Hambrecht and Ms. Hambrecht both have an ownership interest in HAMCO Capital. Includes ownership by Ironstone Group, Inc., consisting of 1,926,857 shares of Common Stock. Mr. Hambrecht and Ms. Hambrecht both have an ownership interest in Ironstone Group, Inc. Mr. Hambrecht and Ms. Hambrecht disclaim beneficial ownership of the shares of Salon’s Common Stock held directly by the Hambrecht Entities, HAMCO Capital and Ironstone, other than their proportionate ownership interest. Also includes 47,029,500 shares of Common Stock upon conversion of 470,295 shares of Series A Preferred Stock and 783,076 shares of Common Stock that are exercisable as of June 1, 2019.

(8)

Consists of 16,116,500 shares of Common Stock upon conversion of 161,165 shares of Series A Preferred Stock by the former CEO and Director, 6,372,600 shares upon conversion of warrants, 21,673,962 shares subject to options that are exercisable as of June 1, 2019, and 16,935,484 shares of Common Stock upon conversion of convertible promissory notes.

(9)

Consists of 44,320,300 shares of Common Stock upon conversion of 443,203 shares of Series A Preferred Stock, and 10,080,645 shares of Common Stock upon conversion of convertible promissory notes.. Mr. Colhoun, Director, is Managing Members of Spear Point Capital Management LLC, a Delaware limited liability company which provides management services to Spear Point Capital Fund LP.

(10)	Consists of 673,076 shares subject to options that are exercisable as of June 1, 2019 and 4,949,000 shares upon conversion of warrants.

(11)	Consists of 1,121,794 shares subject to options that are exercisable as of June 1,2019.

Series A Preferred Stock

The following table sets forth information regarding the beneficial ownership of Salon’s Series A Preferred Stock as of June 1, 2019 by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership	of Class
William R. Hambrecht	470,295	28.5%
Spear Point Capital Fund LP	443,203	26.9%
Jordan Hoffner	161,165	9.8%
Elizabeth Hambrecht	150,093	9.1%
Heather Gillette	89,656	5.4%

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Short-term Borrowing

In May 2007, Salon entered into a line of credit with Deutsche Bank Securities, Inc. for borrowings of up to $1 million plus accrued interest. In September 2016, this credit agreement was transferred to Raymond James after Deutsche Bank Securities, Inc. sold its accounts. This agreement is guaranteed in its entirety by John Warnock, Salon’s former Chairman. As of March 31, 2018 and March 31, 2017, the line was fully drawn. Raymond James may demand repayment of amounts borrowed at any time. Additionally, Mr. Warnock may also choose to terminate his guarantee, which would trigger a demand for repayment. Accrued interest thereon is $439,000.

Cash Advances

On September 26, 2017, Salon received $40,000 in cash, unsecured and interest-free, from our CEO as working capital and was repaid on September 29, 2017. The Company did not receive any other cash advances during the fiscal year ended March 31, 2018. During the fiscal year ended March 31, 2017, the Company received $350,000 and $100,000 in unsecured, interest-free cash advances from former Chairman, Mr. Warnock, and Mr. Hambrecht, respectively, as working capital.

Promissory Notes

Various related parties have provided immediately available funds to serve as a bridge to the Company’s 2017 and 2018 equity capital raises through the issuance and sale of interest bearing convertible promissory notes that are convertible into shares of the Company’s Common Stock at $0.001 par value per share in accordance with the terms of these notes and their securities purchase agreements.

The following is a summary of these related party bridge convertible promissory notes issued during the fiscal year ended March 31, 2018:

Note Date	Related Party Purchasers	Principal Amount	Interest Rate	Maturity Date	Purchase Agreement	Equity Capital Raise
10/26/17	Spear Point Capital Fund LP (1)	$125,000	10%	10/26/18	10/26/17	2017
11/30/17	Eu Revocable Trust (2)	$50,000	10%	11/30/18	11/30/17	2017
11/30/17	Jordan Hoffner (3)	$75,000	10%	11/30/18	11/30/17	2017
12/12/17	Jordan Hoffner (3)	$60,000	10%	12/12/18	12/12/17	2017
01/09/18	Jordan Hoffner (3)	$75,000	10%	01/09/19	01/09/18	2017
02/26/18	Jordan Hoffner (3)	$100,000	10%	02/26/19	02/26/18	2018
03/29/18	Jordan Hoffner (3)	$50,000	10%	03/29/19	03/29/18	2018
	Total	$535,000

(4)	Trevor Colhoun, Director, is one of the Managing Members of Spear Point Capital Management LLC which provides management services to Spear Point Capital Fund LP.

(5)	Elizabeth Hambrecht, former CFO (until September 28, 2018), is the trustee of the Trust.

(6)	Director and former CEO (until May 3, 2019).

On November 14, 2016, the Company received $400,000 in the form of Demand Promissory Notes, of which $100,000 came from related parties. The Notes bear interest at the rate of four percent (4%) per annum. As a condition to issuance of the Demand Promissory Note, all related-party cash advances from Mr. Warnock and Mr. Hambrecht, $5,428,000 and $2,913,000 respectively, were to be converted into a total of 83,410,000 shares of Common Stock at a conversion price of $0.10 per share. Mr. Warnock received 54,280,000 shares of Common Stock. Due to the Company’s insufficient authorized shares of Common Stock, Mr. Hambrecht further agreed to receive 2,246,017 shares of Common Stock and 268,840 shares of Series A Preferred Stock which will automatically convert into 26,883,983 shares of Common Stock upon the filing of the Amendment and resulting increase in authorized shares of Common Stock, which occurred on August 1, 2017.

Purchase Agreements

On January 24, 2017, the Company entered into the Purchase Agreement with the Purchasers to issue and sell in the Private Placement up to 2,417,471 shares of the Company’s Series A Preferred Stock, at a purchase price of $1.24 per share. The purchase and sale of the shares of the Series A Preferred Stock were completed in three stages: (1) Initial Closing, (2) Second Closing and (3) Final Closing.

The Initial Closing was completed on January 26, 2017. In the Initial Closing, we sold to the Purchasers an aggregate of 805,824 shares of Series A Preferred Stock for a total purchase price of $1 million. The investors in the Initial Closing included the Company’s director and then CEO (until his resignation on May 3, 2019), Jordan Hoffner, and certain of his family members, the Company’s then CFO (until her resignation on September 28, 2018), Elizabeth Hambrecht, and the Company’s Director, William Hambrecht.

The Second Closing was completed on March 23, 2017. In the Second Closing, we sold to the Purchasers an aggregate of 173,252 shares of Series A Preferred Stock for a total purchase price of $0.215 million. The Second Closing included only investors who had previously indicated interest in participating in the Private Placement. The investors in the Second Closing included Mr. Hoffner, Ryan Nathanson, the Company’s Chief Operating Officer, and Ms. Jordana Brondo, the Company’s former Chief Revenue Officer.

The Final Closing was completed on July 20, 2017. In the Final Closing, we sold to the Purchasers an aggregate of 221,601 shares of Series A Preferred Stock for a total purchase price of $0.275 million. The Final Closing included only investors who had previously indicated interest in participating in the Private Placement. The investors in the Final Closing included Jordan Hoffner, Elizabeth Hambrecht and William Hambrecht.

The following summarizes related party purchasers in the Initial, Second and Final Closings:

Related-party Purchasers	Shares of Series A Preferred Stock	Stage of Closing	Aggregate Purchase Price
Spear Point Capital Fund LP (1)	443,203	Initial	$550,000
Hambrecht 1980 Revocable Trust (2)	80,582	Initial	$100,000
Eu Revocable Trust (3)	40,291	Initial	$50,000
Jordan Hoffner	20,146	Initial	$25,000
Pershing LLC as Custodian, Jordan Jon Hoffner IRA Rollover (4)	20,146	Initial	$25,000
Larry Hoffner (5)	20,146	Initial	$25,000
Pershing LLC as Custodian, Jordan Jon Hoffner IRA Rollover (4)	40,291	Second	$50,000
Jordana Brondo (6)	32,233	Second	$40,000
Ryan Nathanson (7)	12,087	Second	$15,000
Hambrecht 1980 Revocable Trust (2)	120,873	Final	$150,000
Jordan Jon Hoffner Pershing LLC (4)	80,582	Final	$100,000
Eu Revocable Trust (3)	20,146	Final	$25,000
Total	930,726		$1,155,000

(1)	Trevor Colhoun, Director, is a Managing Member of Spear Point Capital Management LLC which provides management services to Spear Point Capital Fund LP.
(2)	William Hambrecht, Director, father of Elizabeth Hambrecht, former CFO; Mr. Hambrecht is the trustee of the Trust.
(3)	Elizabeth Hambrecht, former CFO, is the trustee of the Trust.
(4)	Jordan Hoffner, Director and former CEO, is the Custodian of the account.
(5)	Larry Hoffner is the father of Jordon Hoffner, Director and former CEO.
(6)	Former Chief Revenue Officer.
(7)	Former Chief Operating Officer.

Related Party Advances/Senior Secured Notes and Warrants

In June 2018, a Company controlled by our director Trevor Colhoun advanced us $50,000, which advance accrued interest at a rate of 10% per annum and payable on the 1-year anniversary of the advance. On December 7, 2018, this advance and all accrued interest was exchanged for a secured note in the amount of approximately $52,236. This note bears a 10% interest rate and are payable on June 30, 2019. In addition, on December 7, 2018, we issued warrants to a company controlled by our director Trevor Colhoun to purchase 4,940,000 shares of our common stock at an exercise price of $0.01 per share. The warrants expire five years from the issuance date and can be exercised with cash or cancellation of the secured note referenced above.

From July 2018 through August 2018, Jordan Hoffner, our director and former CEO, advanced us $64,500, which advance accrued interest at a rate of 10% per annum and payable on the one-year anniversary of such advance. On December 7, 2018, this advance and all accrued interest was exchanged for a secured note in the amount of approximately $66,662. This note bears a 10% interest rate and are payable on June 30, 2019. In addition, on December 7, 2018, we issued warrants to a company controlled by our director Trevor Colhoun to purchase 6,372,600 shares of our common stock at an exercise price of $0.01 per share. The warrants expire five years from the issuance date and can be exercised with cash or cancellation of the secured note referenced above.

Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons

Salon has primarily relied on cash infusion from related persons to meet cash operating needs from the year ended March 31, 2003 through the year ended March 31, 2018. During this period of inadequate cash, the Board approved related person transactions after full disclosure of the interests of related parties.  Subsequent to March 31, 2007, Salon’s Audit Committee separately, or in conjunction with the full Board, excluding those related parties involved in such transactions reviewed, approved and/or ratified all related party transactions, as the Audit Committee is empowered to do under Salon's Audit Committee Charter.

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

Director Independence

The Company has adopted the NYSE MKT Rules to determine the independence of the members of the Board.  Pursuant to the NYSE MKT Rules, the Company has determined that Messrs. MacWilliams and Colhoun were independent directors during the year ended March 31, 2018.   As a result of their appointments as officers of the Company on May 3, 2019, Messrs. MacWilliams and Colhoun are no longer independent as of the date of this Report.

ITEM 14. Principal Accountant Fees and Services

M&K CPA’s, PLLC is Salon’s independent registered public accounting firm.  The aggregate audit fees billed by M&K CPA’s, PLLC for the year ended March 31, 2018 and 2017 were approximately $75,000. M&K CPA’s, PLLC did not perform any services for which Salon incurred fees for non-audit related fees, or other fees.

During the year ended March 31, 2018, all audit and tax fees were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

The information concerning Salon’s financial statements and the Report of M&K CPA’s, PLLC, Salon’s Independent Auditors required by this item are incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

None.

3.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit
Number	Description of Document
2.1	Asset Purchase Agreement dated March 6, 2019 between Salon Media Group, Inc. and Salon.com, LLC, incorporated by reference to our Current Report on Form 8-K filed on May 8, 2019
2.2	First Amendment to Asset Purchase Agreement between Salon Media Group, Inc. and Salon.com, LLC, incorporated by reference to our Current Report on Form 8-K filed on May 8, 2019
3.1(1)	Certificate of Designation of Series A Mandatorily Convertible Voting Preferred Stock, dated January 24, 2017
3.2(1)	Certificate of Amendment of Restated Certificate of Incorporation of Salon Media Group, Inc., dated January 25, 2017
3.3(3)	Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the Delaware on March 13, 2014
3.4(4)	Restated Bylaws of Salon, as amended through March 13, 2014.
4.1	Secured Note dated December 7, 2018 in the amount of $52,236.22 issued by Salon Media Group, Inc. in favor of Humilus Holdings Capital Fund LP
4.2	Secured Note dated December 7, 2018 in the amount of $66,662.77 issued by Salon Media Group, Inc. in favor of Jordan Hoffner
4.3	Warrant dated December 7, 2018 to purchase 4,940,000 shares of common stock issued by Salon Media Group, Inc. in favor of Humilus Holdings Capital Fund LP
4.4	Warrant dated December 7, 2018 to purchase 6,372,600 shares of common stock issued by Salon Media Group, Inc. in favor or Jordan Hoffner
10.1(1)	Purchase Agreement, dated as of January 24, 2017
10.2(1)	Stock Exchange Agreement, dated as of November 14, 2016
10.3(1)	Amendment to Stock Exchange Agreement, dated January 19, 2017.
10.4(1)	Bridge Financing Agreement, dated as of August 5, 2016
10.5(1)	Bridge Financing Agreement, dated as of August 5, 2016
10.6(1)	Bridge Finance Amendment, dated January 25, 2017.
10.7(1)	Bridge Finance Amendment, dated January 25, 2017.
10.8(2)	Purchase Agreement, dated as of March 23, 2017

10.9(5)	Salon Media Group, Inc. 2004 Stock Plan.
10.10(5)	Form of the Salon Media Group, Inc. Notice of Grant of Stock Option and Stock Option Agreement.
10.11(6)	Employment Agreement with David Talbot dated July 22, 2011.
10.12(7)	Separation Agreement between Norman Blashka and Salon Media Group, Inc. entered into on June 4, 2012.
10.13(8)	Employment Agreement with Cynthia Jeffers, dated December 3, 2012.
10.14(9)	Employment Agreement with Elizabeth Hambrecht, dated July 2, 2013.
10.15	Employment Agreement with Jordan Hoffner, dated June 9, 2016.
10.16(10)	Employment Agreement with Jordana Havriluk Brondo, dated June 20, 2017.
10.17(11)	Asset Sale Agreement between the Well Group, Inc. and Salon Media Group, Inc. entered into on September 20, 2012.
10.18(12)	Form of Purchase Agreement, dated as of March 1, 2013
10.19(12)	Voting Agreement, dated as of February 28, 2013
10.20(13)	2014 Stock Incentive Plan
10.21(14)	Office Lease between 132 West 31st Street Building Investors II, LLC and Salon Media Group, Inc., dated April 16, 2014
10.22	Technology Support Agreement dated October 25, 2018 between Salon Media Group, Inc. and PubLife, LLC, incorporated by reference to our Current Report on Form 8-K filed on May 8, 2019
10.23	General Advertising Services Agreement dated October 25, 2018 between Salon Media Group, Inc. and Proper Media, incorporated by reference to our Current Report on Form 8-K filed on May 8, 2019
10.24	Security Agreement dated December 7, 2018 between Salon Media Group, Inc., Humilus Holdings Capital Fund LP and Jordan Hoffner
10.25	Agreement dated November 2018 between Salon Media Group, Inc. and Writers Guild of America, East.
31.1	Certification of Richard MacWilliams, Acting Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
31.2	Certification of Trevor Colhoun, Acting Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.1	Certification of Richard MacWilliams, Acting Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Certification of Trevor Colhoun, Acting Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

Footnote	Footnote Description
1	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K filed on January 27, 2017.
2	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2017.
3	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.
4	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.
5	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on June 29, 2005.
6	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 27, 2011.
7	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 4, 2012.
8	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed December 10, 2012.
9	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed July 2, 2013.
10	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed June 23, 2017.
11	Incorporated by reference to the exhibits filed with Salon’s Quarterly Report on Form 10-Q filed November 14, 2012.
12	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed March 7, 2013.
13	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed March 13, 2014.
14	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on May 14, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALON MEDIA GROUP, INC

By:	/s/ Richard MacWilliams
Richard MacWilliams
Acting Chief Executive Officer

Date: June 7, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard MacWilliams	Acting Chief Executive Officer and Chairman of the Board	June 7, 2019
Richard MacWilliams	(Principal Executive Officer)

/s/ Trevor Colhoun	Acting Chief Financial Officer and Director	June 7, 2019
Trevor Colhoun	(Principal Financial and Accounting Officer)

/s/ Jordan Hoffner	Director	June 7, 2019
Jordan Hoffner