Form 10-Q
period 2018-06-30
SALON MEDIA GROUP INC
filed 2019-06-11
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [ X ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  [ X ]  No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,	March 31,
	2018	2018 (1)
	(unaudited)
Assets
Current assets:
Cash	$33	$52
Accounts receivable, net of allowance of $15	369	433
Prepaid expenses and other current assets	90	65
Total current assets	492	550

Property, software development and equipment, net	321	359
Other assets, principally deposits	38	38
Total assets	$851	$947

Liabilities and Stockholders’ Deficit
Current liabilities:
Short-term borrowings and accrued interest	$1,456	$1,439
Convertible promissory notes, net	200	200
Convertible promissory notes – related party	645	535
Unsecured advances	50	-
Accounts payable	1,440	1,198
Accrued liabilities	930	841
Total current liabilities	4,721	4,213

Deferred rent	-	-
Total liabilities	4,721	4,213

Commitments and contingencies (See Note 7)

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,648,830 shares issued and outstanding as of June 30, 2018 and March 31, 2018 (liquidation preference of $4,089 as of June 30, 2018 and March 31, 2018, respectively)	2	2
Common stock, $0.001 par value, 900,000,000 shares authorized, 151,056,477 shares issued and outstanding as of June 30, 2018 and March 31, 2018	151	151
Additional paid-in capital	135,057	134,667
Accumulated deficit	(139,080)	(138,086)
Total stockholders' deficit	(3,870)	(3,266)
Total liabilities and stockholders' deficit	$851	$947

(1) Derived from the Company’s audited financial statements. The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30,
	2018	2017

Revenues	$604	$1,461

Operating expenses:
Production and content	642	1,022
Sales and marketing	8	176
Technology	164	212
General and administrative	746	334
Total operating expenses	1,560	1,744

Loss from operations	(956)	(283)
Interest expense	(38)	(14)
Non-cash interest expense – beneficial conversion feature	-	(275)
Net loss	$(994)	$(572)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted-average shares of Common Stock used in computing basic and diluted net loss per share	151,056	150,000

The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except per share data)
(unaudited)

	Preferred		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit

Balance, March 31, 2018	1,648,830	$2	151,056,477	$151	$134,667	$(138,086)	$(3,266)

Stock-based compensation	-	-	-	-	390	-	390
Net loss	-	-	-	-	-	(994)	(994)

Balance, June 30, 2018	1,648,830	$2	151,056,477	$151	$135,057	$(139,080)	$(3,870)

	Preferred		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit

Balance, March 31, 2017	-	$-	150,000,000	$150	$125,053	$(134,981)	$(9,778)

Debt discount from convertible notes	-	-	-	-	275	-	275
Net loss	-	-	-	-	-	(572)	(572)

Balance, June 30, 2017	-	$-	150,000,000	$150	$125,328	$(135,553)	$(10,075)

The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(994)	$(572)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense and change in allowance for doubtful accounts	1	14
Depreciation	38	7
Stock-based compensation	390	96
Non-cash interest expense – beneficial conversion feature	-	275
Changes in operating assets and liabilities:
Accounts receivable	63	81
Prepaid expenses and other current assets	(25)	(13)
Accounts payable	242	146
Accrued liabilities	106	(179)
Deferred rent	-	(58)
Deferred revenue	-	93
Net cash used in operating activities	(179)	(110)

Cash flows from investing activities:
Purchase of equipment and capitalized website development costs	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	275
Proceeds from convertible promissory notes – related party	110
Proceeds from unsecured advances	50	-
Net cash provided by financing activities	160	275

Net decrease in cash	(19)	165
Cash, beginning of period	52	183
Cash, end of period	$33	$348

Amount paid for interest	$-	$-
Amount paid for taxes	$-	$-

Supplemental schedule of non-cash financing activity:
Mark to market adjustment of options liability	$-	$96

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

Basis of Presentation

These interim financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's financial position, results of operations and cash flows for the periods presented. These financial statements and related notes should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 2018, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on June 10, 2019. Pursuant to the rules of the SEC, these financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”). The results for the three months ended June 30, 2018 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2019.

Going Concern

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of June 30, 2018 of $139,080. In addition, Salon expects to incur a net loss from operations for the fiscal year ending March 31, 2019. The Company has operated in the past principally with the assistance of interest-free advances from related parties, and more recently by financing rounds in fiscal years 2017 and 2018. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our operating forecast for the remainder of the fiscal year ending March 31, 2019 anticipates smaller operating losses than fiscal year 2018. We estimate we will require approximately $0.5 million in additional funding to meet our operating needs for the balance of our fiscal year. Operating costs for the three months ended June 30, 2018 decreased by 6% compared to the same period last year, reflecting additional steps we have taken to better match our operating expense with revenues. However, we commenced collective bargaining with the Writers Guild of America, East, Inc. (“WGAE”) in November 2015, and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget.  If planned revenues continue to be less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

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

Two customers accounted for approximately 14% and 12% of revenues for the three months ended June 30, 2018. Three customers accounted for approximately 54%, 13% and 11% of revenues for the three months ended June 30, 2017. Two customers accounted for approximately 11% and 10% of trade accounts receivable as of June 30, 2018. Three customers accounted for approximately 16%, 12% and 10% of trade accounts receivable as of March 31, 2018.

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

Accounting Standards Not Yet Adopted

In July 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part Accounting Standards Update (“ASU”) 2017-11, “Earnings Per Share (Topic 260).” Part I addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Part II does not require any transition guidance because those amendments do not have an accounting effect. ASU 2017-11 is effective for public entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of this accounting standard to have a material impact on our financial statements as our agreements with noteholders containing equity linked instruments do not include down round provisions.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU No. 2016-13 will be effective for the Company as of January 1, 2020. The Company is currently evaluating the impact of this new guidance on our condensed financial statements.

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

Accounting Standards Adopted

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

See “Revenue Recognition” in Note 2 for additional discussion of our revenue recognition accounting policies and expanded disclosures.

2.	Revenue Recognition

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

Our total revenue and the sources thereof for the three months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three months ended June 30,
	2018		2017
	Amount	%	Amount	%

Advertising	$464	77%	$1,212	83%
Subscription Program	3	<1%	-	0%
Referral and Other	137	23%	249	17%
Total	$604	100%	$1,461	100%

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

3.	Borrowing Agreements

Short-term Borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%. In September 2016, this credit agreement was transferred to Raymond James and Associates, Inc. (“Raymond James”) after Deutsche Bank Securities, Inc. sold its accounts. The agreement is guaranteed in its entirety by Salon’s former Chairman, John Warnock. The line of credit has been fully drawn as of June 30, 2018. Raymond James may demand repayment of amounts borrowed at any time. Additionally, Mr. Warnock may also choose to terminate his guarantee, which would trigger a demand for repayment. As of June 30, 2018 and March 31, 2018, accrued interest on short-term borrowings totaled approximately $456 and $439, respectively.

As of June 30, 2018, and March 31, 2018, the weighted average interest rate on the Company’s short-term borrowings remained constant at approximately 3.5%.

Convertible Promissory Notes

Interest bearing convertible promissory notes

During the three months ended June 30, 2018, the Company received $110 from related parties in the form of Bridge Notes as part of the Securities Purchase Agreement. The notes have a one-year maturity and bear a 10% interest rate.  The notes will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million. In the event of no conversion, the notes are payable in cash or convert into a number of shares of Common Stock of the Company, rounded down to the nearest whole share based on the Company’s as diluted price per share on the maturity date. The conversion price will equal to 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per each month after the fourth month anniversary; provided however that the conversion price will never be less than the greater of (A) sixty percent (60%) of the purchase price paid in the qualified financing and (B) the price per share paid by investors in the most recently consummated offering of the Company’s Common Stock, or $0.0124 per share, the conversion price in the Series A Mandatorily Convertible Preferred Private Placement, if the financing occurs more than four months after the date of the Securities Purchase Agreement.

Interest bearing senior secured note

During the three months ended June 30, 2018, the Company received $50 in advances from a related party. These advances were undocumented, accrued interest at a rate of 10% per annum and payable on demand. On December 7, 2018, this advance and all accrued interest were exchanged for secured notes in the amount of approximately $52.2. This note bears a 10% interest rate and are payable on June 30, 2019. In addition, on December 7, 2018, the Company issued warrants to the secured note holder to purchase 4,940,000 shares of our common stock at an exercise price of $0.01 per share. The warrants expire five years from the issuance date and can be exercised with cash or cancellation of the secured notes referenced above.

Unsecured Advances

During the three months ended June 30, 2018, the Company received $50 in advances from a related party. These advances accrued interest at a rate of 10% per annum and payable within one year from the date of advance. On December 7, 2018, this advance and all accrued interest were exchanged for secured notes in the amount of approximately $52.2. This note bears a 10% interest rate and is payable on June 30, 2019.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4.	Common Stock

On June 30, 2018, 900,000,000 common shares, par value $0,001, were authorized, of which 151,056,477 shares were issued and outstanding.

5.	Employee Stock Option Plans

Salon has two stock option plans approved by stockholders: the Salon Media Group, Inc. 2004 Stock Plan (the “2004 Stock Plan”) and the Salon Media Group, Inc. 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”), as described in Note 7, “Employee Stock Option Plans,” of the notes to financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018. The 2004 Stock Plan expired in November 2014, after which no further options were permitted to be granted.

Salon has granted options pursuant to plans not approved (“Non-Plan”) by stockholders. We did not grant any Non-Plan options during the three months ended June 30, 2018 or June 30, 2017.

As of June 30, 2018, the aggregate stock compensation remaining to be amortized to expense was $4,156. Salon expects this stock-based compensation balance to be amortized as follows: $1,069 during the remainder of fiscal year 2019; $1,460 during fiscal year 2020; $1,171 during fiscal year 2021; and $456 during fiscal year 2022. The expected amortization reflects only outstanding stock option awards as of June 30, 2018.

The following table summarizes activities under Salon’s plans for the three months ended June 30, 2018:

		Weighted-
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2018	58,077,000	$0.06	$284
Granted	-	-
Exercised	-	-
Expired and forfeited	(406,000)	$0.06
Outstanding at June 30, 2018	57,671,000	$0.06	$-
Exercisable as of June 30, 2018	10,876,000	$0.06	$-
Vested and expected to vest as of June 30, 2018	58,816,000	$0.06	$-

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

We did not grant any options during the three months ended June 30, 2018 or June 30, 2017. The weighted-average fair value of options vested during each of the three month periods ended June 30, 2018 and 2017 was $0.20 per share and $0.23 per shares, respectively. There were no options exercised during the three months ended June 30, 2018.

Our Board also approved a resolution on June 12, 2014 to amend the 2014 Stock Incentive Plan to comply with certain California Code of Regulations and Internal Revenue Service regulations. As of June 30, 2018, options totaling 10,481,985 were awarded under the 2014 Stock Incentive Plan.

We recognized stock-based compensation expense of $390 and $96 during the three months ended June 30, 2018 and 2017, respectively.

6.	Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Three Months Ended
	June 30,
	2018	2017
Numerator:
Net loss	$(994)	$(572)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	151,056,000	150,000,000

Basic and diluted net loss per share	$(0.01)	$(0.00)

Antidilutive securities including options, warrants, convertible debts and preferred stock not included in net loss per share calculation	277,584,000	161,559,000

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

7.	Commitments and Contingencies

On October 17, 2017, Salon signed a two-year office lease agreement for its San Francisco headquarters at 870 Market Street, San Francisco, California. The two-year lease, for approximately 1,072 square feet, commenced on December 1, 2017 and will terminate on November 30, 2019. On April 9, 2019 the Company terminated the lease effective June 30, 2019. The outstanding lease obligation is $59 for the remaining 12 months of the lease.

In August 2016, we informed our landlord at our office space at 132 West 31st Street, New York, New York, of our intention to move out of the premises, and we engaged a property agent to find a sub-tenant for the space.  The lease for New York space commenced on July 1, 2014 and will expire on September 30, 2019.  In January 2017, we were asked to vacate the office space at 132 West 31st Street due to nonpayment of our monthly rent, and on January 30, 2017, we released the letter of credit of $204 to the landlord in payment of the past due rent.  On August 3, 2017, we received a notice of legal action (the “Complaint”) from the landlord.  This civil summons and complaint in New York State Court seeks to recover all unpaid rents for the remainder of our five-year lease, equal to approximately $918 at the time of filing the initial lawsuit (and currently approximately $630 as of the date of this report) plus damages and attorneys fees.  Counsel for Salon is currently evaluating potential defenses and counterclaims, based on the laws and facts.

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

On November 18, 2018, Jordana Brondo, a former employee of Salon Media Group, brought a formal claim against the Company for Judicial Arbitration and Mediation Services under JAMS in San Francisco, CA. Under her claim, Ms. Brondo alleges wrongful termination under the basis of gender discrimination pregnancy discrimination, wrongful termination in violation of public policy, and retaliation.  Ms. Brondo seeks general damages, special damages, punitive damages, cost of fees and attorney fees in the amount of $1,600. The Company has denied the allegations and is actively defending the matter. In addition, the Company has insurance to cover any unexpected liability. The matter is currently pending.

Our current office space in New York, located at 253 W. 28th Street, New York, New York is rented on a month-to-month basis and does not carry a lease agreement.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In October 2018, the Company entered into an agreement with the WGAE for a three-year period.  As a result of the ongoing negotiations and accompanying legal fees as well as the higher cost structure per the negotiated agreement, the effect was detrimental to the company’s financial standing as we had to endure layoffs of management in order to accommodate the editorial staff.  In addition, the agreement with the union had a seemingly negative impact on the Company’s ability to obtain additional financing.

8.	Preferred Stock

As part of the Company’s committed efforts to raise capital, on January 24, 2017, Salon entered into a Purchase Agreement (the “Purchase Agreement”) with purchasers identified therein (each, a “Purchaser” and together, the “Purchasers”) to issue and sell to the Purchasers in the private placement (the “Private Placement”) an aggregate principal amount of at least $1 million of the Company’s Series A Preferred Stock. The Company has authorized the issuance and sale in the Private Placement of up to 2,417,471 shares of the Series A Preferred Stock, each of which is convertible into 100 shares of Common Stock, at the purchase price of $1.24 per share. The completion of the purchase and sale of the Series A Preferred Stock occurred in three stages, each a “Closing.”

The initial Closing (“Initial Closing”) was completed on January 26, 2017. In the Initial Closing, we sold to the Purchasers an aggregate of 805,824 shares of Series A Preferred Stock for a total purchase price of $1 million. The investors in the Initial Closing included Jordan Hoffner, director and then CEO (until May 3, 2019), and certain of his family members, the Company’s then Chief Financial Officer (“CFO” until September 28, 2018), Elizabeth Hambrecht, and the Company’s Director, William Hambrecht.

The second Closing (“Second Closing”) was completed on March 23, 2017. In the Second Closing, we sold to the Purchasers an aggregate of 173,252 shares of Series A Preferred Stock for a total purchase price of $215. The Second Closing included only investors who had previously indicated interest in participating in the Private Placement. The investors in the Second Closing included Jordan Hoffner, Elizabeth Hambrecht, Ryan Nathanson, the Company’s former Chief Operating Officer, and Jordana Brondo, the Company’s former Chief Revenue Officer.

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

The exchange rate and common equivalent shares of our Series A Preferred Stock as of June 30, 2018 are as follows:

Preferred Stock	Shares Outstanding	Per Share Exchange Rate	Common Equivalent Shares
Series A	1,648,830	100	164,883,000
Total	1,648,830		164,883,000

The Company intends to fully convert the Series A Preferred Stock into 164,883,000 shares of Common Stock prior to June 30, 2019.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

9.	Subsequent Events

Interest bearing convertible promissory notes & senior secured notes

From July 2018 through August 2018, the Company received $64.5 in advances from related parties. These advances accrued interest at a rate of 10% per annum and payable on the one-year anniversary of such advances. On December 7, 2018, these advances and the advanced received during the three months ended June 30, 2018 of $50, including all accrued interest, were exchanged for secured notes in the amount of approximately $118.9. These notes bear a 10% interest rate and are payable on June 30, 2019. In addition, on December 7, 2018, the Company issued warrants to the secured note holders to purchase 11,312,600 shares of our common stock at an exercise price of $0.01 per share. The warrants expire five years from the issuance date and can be exercised with cash or cancellation of the secured notes referenced above.

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

Asset Purchase Agreement

On March 6, 2019, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Salon.com, LLC (“Buyer”) under which the Company agreed to sell substantially all of our assets (the "Asset Sale"), including all pertinent intellectual property rights comprising the Company’s business of owning, operating and publishing the website known as Salon.com, (the “Business”), but excluding our cash, cash equivalents and marketable securities and certain contracts and right related to those contracts and tax refunds and insurance policies and rights related to excluded assets, to the Buyer for an aggregate Purchase Price of $5 million payable plus the amount of the Earn-Out Payment (as described below) and the assumption of certain assumed liabilities, all pursuant to the terms of the Asset Purchase Agreement. The purchase price is payable in cash as follows: (i) $550 in payable in cash at closing; (ii) $100 shall be deposited with the Escrow Agent, which amount shall be released to the Company in accordance with the terms of the Asset Purchase Agreement; (iii) $500 of which was previously paid to the Company as a deposit concurrent with execution of the term sheet for the Asset Purchase Agreement (the "Deposit") and (iv) $3,850 via issuance of a 10% secured promissory note, which note shall be paid in 2 equal installments on the 12 month and 24 month anniversary of the closing date. This note shall be secured by all of the assets being sold to Buyer under the Asset Purchase Agreement.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Departure of Directors or Principal Officers

Effective May 3, 2019, Jordan Hoffner resigned as the Company’s Chief Executive Officer.

Effective as of September 28, 2018, Elizabeth Hambrecht resigned as the Company’s Chief Financial Officer.

Appointment of Officers

Effective May 3, 2019, in connection with Mr. Hoffner’s resignation as Chief Executive Officer, the board appointed Richard MacWilliams as the Company’s acting Chief Executive Officer and the board also appointed Trevor Colhoun as the Company’s acting Chief Financial Officer to fill the vacancy from Ms. Elizabeth Hambrecht’s prior resignation. Messrs. MacWilliams and Colhoun both currently serve as Directors of the Company. Mr. MacWilliams will receive $7.5 per month for his role as acting CEO and Mr. Colhoun will receive $2.5 per month for his role as acting CFO.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q should be considered in conjunction with the audited financial statements, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the “Fiscal 2018 Annual Report”) filed with the Securities and Exchange Commission. Matters of interest therein include, but are not limited to, our disclosure of critical accounting policies.

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

We have a history of significant losses and expect to incur a loss from operations for our fiscal year ending March 31, 2018 and potentially for future years. M&K CPA’s, PLLC, Salon’s independent registered public accounting firm for the fiscal years ended March 31, 2018 and 2017, included a “going-concern” audit opinion on the financial statements for those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the factors noted in the going-concern opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

During the quarter ended June 30, 2018, we continued to execute our business strategy to refine and broaden our editorial products in order to attract both a premier audience and additional advertising, which would increase revenues. We face increased competition, however, from both new and larger websites for online advertising campaigns, while industry trends continue a shift toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business. Through our programmatic advertising efforts, we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisements on our Website through programmatic advertising open marketplaces, thereby placing less emphasis on a traditional media sales effort. The highlights of our June 2018 quarter are listed below:

Highlights from Quarter ended June 30, 2018

●

Net revenues decreased to $0.6 million in the quarter ended June 30, 2018, versus $1.5 million in the same period in 2017. The decrease in revenue was a result of a continued significant industry shift in online advertising from advertising sold by a direct sales team to advertising increasingly being sold through software-based “programmatic” technology. Our advertising sold through networks that access these programmatic buys accounted for 87% of our advertising revenues for the June 2018 quarter. We have been making changes to our advertising footprint to capture the greater programmatic opportunity for our display and video advertising inventory, and will continue to focus our efforts to allow better management of our advertising inventory and targeting for our advertisers.

●

Net losses from operations increased to $1.0 million during the quarter ended June 30, 2018, compared to $0.6 million in the quarter ended June 30, 2017. The increased losses resulted from a decrease in revenues. Operating expense in the June 30, 2018 quarter was $1.6 million as compared to $1.7 million in the June 30, 2017 quarter. We will continue to look for ways to reduce expenses in areas that we expect can help reduce losses and accelerate a path to profitability.

●

Average unique visitors to the Salon.com Website during the quarter ended June 30, 2018 was 4.7 million, a 51% decrease compared to the quarter ended June 30, 2017, and a decrease of 40% compared to the quarter ended March 31, 2018, according to data compiled by Google Analytics. Our focus on growing traffic has shifted from volume to quality, in order to maximize our ability to monetize our page views with higher CPM video and display advertising. We attribute the decreased traffic to a combination of events, including the changes in the algorithms used by Facebook to promote news content, which led to lower referral traffic from Facebook, increased competition from other sites for breaking political news and reduced referral traffic from other major websites like Yahoo and Twitter.

●

We have continued to roll out our strategy to produce original video content focused on news, politics, and entertainment under the banner of Salon TV, Salon Talks and Salon Stage. Our goal is to add high quality diversified content to our Website, and to attract premium video advertising that commands higher CPMs as compared to display advertising. Featured guests on Salon Talks this quarter have included Joaquin Phoenix, Molly Ringwald, Stacey Abrams, Katie Couric, James Clapper and Rob Reiner, among others.

●

We launched a subscription program that is targeted at our mobile users who prefer not to see advertisements. The offering is a Salon ad-free app for mobile and tablet, available on Apple, Google Play, Amazon Fire and Roku. We are also exploring the potential of gated premium content, where a user will have an option to pay per piece of content. We plan to launch gated premium content initially to international users, as user adoption is higher for this service in countries in Europe.

●

The quarter ended June 30, 2018 featured great journalism — including original reporting and analysis — as Salon covered in-depth the top stories in news, politics and entertainment. Our daily coverage of the Trump Administration, the #MeToo movement, continued investigation of the alleged Russian interference in the U. S. Presidential race, climate change, the Parkland High School shooting and upcoming summer movies generated the most interest. We have also provided broadened, thoughtful and smart coverage on relationships, lifestyle, food and business that have been popular with our users.

●

We continued collective bargaining with WGAE. As we do not yet have an agreement with our union employees, we remain uncertain on how it will impact our financial status, or if it will have a negative impact on our ability to obtain additional financing, if necessary.

●

Social media and referral traffic from other websites continue to be major drivers of traffic, at approximately 31% of Website visitors as of June 30, 2018, and are a significant focus across the Company. We make regular updates to the Website to optimize content to be shared on social media with a special focus on our mobile platforms. Across all social platforms, we average over 2 million followers.

●

Mobile users accounted for 64% of all users in June 2018, which is slightly down from 67% from March 2018. We continue to have a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens. We also have increased focus on monetization of mobile traffic through implementation of native and other mobile-optimized advertising.

●	We continually work toward leaner, more efficient technological systems through automation, improved architecture and adoption of emerging best practices.

Material Agreements entered into during Fiscal 2019

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

Sales and marketing expenses consist primarily of salaries and related personnel costs associated with Salon’s sales team and our business development efforts.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon’s significant accounting policies are described in Note 2 to the financial statements in our Fiscal 2018 Annual Report. We believe accounting policies and estimates related to revenue recognition and accounting for debt and equity are the most critical to our financial statements. Future results may differ from current estimates if different assumptions are used or different conditions were to prevail.

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

We generate advertising revenue from advertisements displayed on our Website. Advertising revenue comprised 77% and 83% of our revenues for the three months ended June 30, 2018 and June 30, 2017, respectively. Salon’s advertising revenue is principally dependent on the number of visits to our Website and the corresponding advertisement unit rates. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; pre-roll video advertisements, where revenue is dependent on the number of video views; native advertisements, which are advertisements created to match the form and function of the platform on which they appear and sponsored content, in which advertisers pay for adjacency to specific content. In the past two years, industry trends have shifted toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business in which we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisement on our Website through programmatic advertising open marketplaces, and we place less emphasis on a traditional media sales effort.

Accounting for Stock-Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognize the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

We recognized stock-based compensation expense of $390 and $96 during the three months ended June 30, 2018 and June 30, 2017, respectively. As of June 30, 2018, we had an aggregate of $4,156 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock-based compensation balance to be amortized as follows: $1,069 during the remainder of fiscal 2019; $1,460 during fiscal 2020; $1,171 during fiscal 2021; and $456 during fiscal 2022. The expected amortization reflects only outstanding stock option awards as of June 30, 2018. We expect to continue to issue stock-based awards to our employees in future periods.

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

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues

Revenues decreased 60% to approximately $0.6 million for the three months ended June 30, 2018 from approximately $1.5 million for the three months ended June 30, 2017.

Advertising revenues decreased 58% to approximately $0.5 million for the three months ended June 30, 2018 from approximately $1.2 million for the three months ended June 30, 2017. Direct advertisement sales were approximately 12% and programmatic advertisement sales were approximately 87% of total advertising revenue for the three months ended June 30, 2018.

Revenues from all other sources, mostly referral fees, decreased 44% to approximately $0.14 million for the three months ended June 30, 2018 from approximately $0.25 million for the three months ended June 30, 2017. The overall decreases were attributed to lower revenues from a renewed referral fee customer agreement.

Expenses

Production and content

Production and content expenses decreased 37% to approximately $0.6 million for the three months ended June 30, 2018 from approximately $1.0 million for the three months ended June 30, 2017. The decrease was mainly attributed to personnel changes.

Sales and marketing

Sales and marketing expenses decreased 95% to approximately $0.001 million for the three months ended June 30, 2018 from approximately $0.2 million for the three months ended June 30, 2017. The decrease was mainly attributed to personnel reductions.

Technology

Technology expenses decreased 23% to approximately $0.1 million for the three months ended June 30, 2018 from approximately $0.2 million for the three months ended June 30, 2017. The decrease was mainly attributed to personnel reductions.

General and administrative

General and administrative expenses increased 143% to approximately $0.8 million for the three months ended June 30, 2018 from approximately $0.3 million for the three months ended June 30, 2017. The increase was mainly attributed to non-cash stock-based compensation.

Interest expense

Interest expense decreased 87% to approximately $0.04 million for the three months ended June 30, 2018 from approximately $0.3 million for the three months ended June 30, 2017. The decrease was primarily attributed to the decrease of non-cash charges from the beneficial conversion feature of convertible promissory notes.

Liquidity and capital resources

Net cash used in operations was approximately $0.2 million for the three months ended June 30, 2018. The principal uses of cash during the three months ended June 30, 2018 were to fund the $1.0 million net loss, inclusive of $0.4 million stock-based compensation expense and the net activities from various working capital for the period. The accounts receivable, net as of June 30, 2018 of approximately $0.4 million, represent primarily advertising sales during the period, and are expected to be collected within the next four months.

Net cash provided by financing activities was approximately $0.2 million and $0.3 million for the three months ended June 30, 2018 and June 30, 2017, reflecting proceeds from convertible promissory notes.

We estimate that we will require approximately $0.5 million in additional funding to meet our operating needs for the remaining nine months of fiscal year 2019, ending March 31, 2019. Until the collective bargaining negotiations with WGAE are finalized, however, we will not have a clear idea of any potential increase in our budget. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

During the three months ended June 30, 2018, we issued $0.11 million in 10% convertible promissory notes and $0.05 million in 10% senior secured notes payable. If we were not able to obtain additional funding from related parties or others, we would be required to curtail or discontinue operations, or consider other alternatives.

Off-Balance-Sheet Arrangements and Contractual Obligations

We have an operating lease primarily for office space facilities, this lease expires in less than 12 months and is not recorded on the balance sheet, we recognize lease expense for this lease on a straight-line basis over the lease term.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of the Company’s executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (June 30, 2018), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Company’s management, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective due to the following material weaknesses:

1.	Lack of segregation of duties;
2.	Failure to implement accounting controls

To the extent reasonably possible given our limited resources, we intent to take measures to cure the aforementioned weaknesses.

Our management has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in the report fairly present in all material aspects our financial condition, results of operations and cash flows for the years presented.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

In August 2016, we informed our landlord at our office space at 132 West 31st Street, New York, New York, of our intention to move out of the premises, and we engaged a property agent to find a sub-tenant for the space. The lease for New York space commenced on July 1, 2014 and will expire on September 30, 2019.  In January 2017, we were asked to vacate the office space at 132 West 31st Street due to nonpayment of our monthly rent, and on January 30, 2017, we released the letter of credit of $204 to the landlord in payment of the past due rent. On August 3, 2017, we received a Complaint from the landlord.  This civil summons and complaint in New York State Court seeks to recover all unpaid rents for the remainder of our five-year lease, equal to approximately $918, plus damages and attorney fees (and currently approximately $630 as of the date of this report). Counsel for Salon is currently evaluating potential defenses and counterclaims, based on the laws and facts.

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

On November 18, 2018, Jordana Brondo, a former employee of Salon Media Group, brought a formal claim against the Company for Judicial Arbitration and Mediation Services under JAMS in San Francisco, CA.  Under her claim, Ms. Brondo alleges wrongful termination under the basis of gender discrimination pregnancy discrimination, wrongful termination in violation of public policy, and retaliation.  Ms. Brondo seeks general damages, special damages, punitive damages, cost of fees and attorney fees in the amount of $1,600.  The Company has denied the allegations and is actively defending the matter.  In addition, the Company has insurance to cover any unexpected liability.  The matter is currently pending.

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

Item 6. Exhibits

(a) Exhibits.

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

 SALON MEDIA GROUP, INC.

Dated: June 11, 2019	/s/ Richard MacWilliams
Richard MacWilliams
Acting Chief Executive Officer (Principal Executive Officer)

/s/ Trevor Colhoun
Trevor Colhoun Chief Financial Officer (Principal Financial and Accounting Officer)