Form 10-Q
period 2018-09-30
SALON MEDIA GROUP INC
filed 2019-06-11
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Large accelerated filer [  ] Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]   Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the act. Yes [  ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on June 1, 2019 was 151,056,477 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30,	March 31,
	2018	2018 (1)
	(unaudited)
Assets
Current assets:
Cash	$63	$52
Accounts receivable, net of allowance of $15	444	433
Prepaid expenses and other current assets	71	65
Total current assets	578	550

Property, software development and equipment, net	283	359
Other assets, principally deposits	38	38
Total assets	$899	$947

Liabilities and Stockholders’ Deficit
Current liabilities:
Short-term borrowings and accrued interest	$1,474	$1,439
Convertible promissory notes, net	200	200
Convertible promissory notes – related party	645	535
Unsecured advances – related party	115	-
Accounts payable	1,597	1,198
Accrued liabilities	943	841
Deferred Revenue	20	-
Total current liabilities	4,994	4,213

Deferred rent	-	-
Total liabilities	4,994	4,213

Commitments and contingencies (See Note 7)

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,648,830 shares issued and outstanding as of September 30, 2018 and March 31, 2018 (liquidation preference of $4,089 as of September 30, 2018 and March 31, 2018, respectively)	2	2

Common stock, $0.001 par value, 900,000,000 shares authorized, 151,056,477 shares issued and outstanding as of September 30, 2018 and March 31, 2018	151	151
Additional paid-in capital	135,453	134,667
Accumulated deficit	(139,701)	(138,086)
Total stockholders' deficit	(4,095)	(3,266)
Total liabilities and stockholders' deficit	$899	$947

(1)   Derived from the Company’s audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$714	$1,160	$1,318	$2,621

Operating expenses:
Production and content	565	1,014	1,207	2,036
Sales and marketing	-	129	-	305
Technology	136	186	300	398
General and administrative	592	532	1,346	866

Total operating expenses	1,293	1,861	2,853	3,605

Loss from operations	(579)	(701)	(1,535)	(984)
Change in fair value of share based liability	-	(79)	-	(79)
Interest expense	(42)	(14)	(80)	(28)
Non-cash interest expense – beneficial conversion feature	-	-	-	(275)
Net loss	$(621)	$(794)	$(1,615)	$(1,366)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares used in computing basic and diluted net loss per share	151,056	150,367	150,056	150,185

The accompanying notes are an integral part of these financial statements.

SALON MEDIA GROUP, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2018

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance, June 30, 2018	1,648,830	$2	151,056,477	$151	$135,057	$(139,080)	$(3,870)
Stock-based compensation	-	-	-	-	396	-	396
Net loss	-	-	-	-	-	(621)	(621)

Balance, September 30, 2018	1,648,830	$2	151,056,477	$151	$135,453	$(139,701)	$(4,095)

	Three Months Ended September 30, 2017

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance, June 30, 2017	-	$-	150,000,000	$150	$125,328	$(135,553)	$(10,075)
Shares converted from convertible notes	1,648,830	2	-	-	7,135	-	7,137
Shares from options exercised	-	-	1,056,477	1	10	-	11
Stock-based compensation	-	-	-	-	353	-	353
Reclassification of options to liabilities	-	-	-	-	1,010	-	1,010
Net loss	-	-	-	-	-	(794)	(794)

Balance, September 30, 2017	1,648,830	$2	151,056,477	$151	$133,836	$(136,347)	$(2,358)

	Six Months Ended September 30, 2018

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance, March 31, 2018	1,648,830	$2	151,056,477	$151	$134,667	$(138,086)	$(3,266)
Stock-based compensation	-	-	-	-	786	-	786
Net loss	-	-	-	-	-	(1,615)	(1,615)

Balance, September 30, 2018	1,648,830	$2	151,056,477	$151	$135,453	$(139,701)	$(4,095)

	Six Months Ended September 30, 2017

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance, March 31, 2017	-	$-	150,000,000	$150	$125,053	$(134,981)	$(9,778)
Debt discount from convertible notes	-	-	-	-	275	-	275
Shares converted from convertible notes	1,648,830	2	-	-	7,135	-	7,137
Shares from options exercised	-	-	1,056,477	1	10	-	11
Stock-based compensation	-	-	-	-	353	-	353
Reclassification of options to liabilities	-	-	-	-	1,010	-	1,010
Net loss	-	-	-	-	-	(1,366)	(1.366)

Balance, September 30, 2017	1,648,830	$2	151,056,477	$151	$133,836	$(136,347)	$(2,358)

The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,615)	$(1,366)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense and change in allowance for doubtful accounts	1	6
Depreciation	76	13
Stock-based compensation	786	353
Mark to market adjustment of options liability	-	79
Non-cash interest expense – beneficial conversion feature	-	275
Changes in operating assets and liabilities:
Accounts receivable	(12)	279
Prepaid expenses and other current assets	(6)	50
Accounts payable	399	237
Accrued liabilities	137	26
Deferred rent	-	(58)
Deferred revenue	20	18
Net cash used in operating activities	(214)	(88)

Cash flows from investing activities:
Purchase of equipment and capitalized website development costs	-	(150)
Net cash used in investing activities	-	(150)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	275
Proceeds from convertible promissory notes – related party	110	-
Proceeds from unsecured advances – related party	115	-
Proceeds from related party advances	-	40
Repayments of related party advances	-	(40)
Net proceeds from issuance of common stock	-	10
Net cash provided by financing activities	225	285

Net increase in cash	11	47
Cash, beginning of period	52	183
Cash, end of period	$63	$230

Amount paid for interest	$-	$-
Amount paid for taxes	$-	$-

Supplemental schedule of non-cash financing activity:
Reclassification of stock options liability back to stockholders’ deficit	$-	$1,010
Conversion of convertible promissory note to common stock	$-	$275

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

Basis of Presentation

These interim financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's financial position, results of operations and cash flows for the periods presented. These financial statements and related notes should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 2018, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on June 10, 2019. Pursuant to the rules of the SEC, these financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”). The results for the six months ended September 30, 2018 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2019.

Going Concern

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of September 30, 2018 of $139,701. In addition, Salon expects to incur a net loss from operations for the fiscal year ending March 31, 2019. The Company has operated in the past principally with the assistance of interest-free advances from related parties, and more recently by financing rounds in fiscal years 2017 and 2018. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our operating forecast for the remainder of the fiscal year ending March 31, 2019 anticipates smaller operating losses than fiscal year 2018. We estimate we will require approximately $0.5 million in additional funding to meet our operating needs for the balance of our fiscal year. Operating costs for the six months ended September 30, 2018 decreased by 17% compared to the same period last year, reflecting additional steps we have taken to better match our operating expense with revenues. However, we commenced collective bargaining with the Writers Guild of America, East, Inc. (“WGAE”) in November 2015, and until the negotiations are finalized we will not have a clear idea of any potential increase in our budget.  If planned revenues continue to be less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

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

Three customers accounted for approximately 12%, 11% and 11% of revenues for the three months ended September 30, 2018. One customer accounted for approximately 54% of revenues for the three months ended September 30, 2017. Two customers accounted for approximately 12% and 11% of revenues for the six months ended September 30, 2018. Two customers accounted for approximately 54% and 10% of revenues for the six months ended September 30, 2017. Two customers accounted for approximately 13% and 10% of trade accounts receivable as of September 30, 2018. Three customers accounted for approximately 16%, 12% and 10% of trade accounts receivable as of March 31, 2018.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU No. 2016-13 will be effective for the Company as of January 1, 2020. The Company is currently reviewing the impact of this new guidance on our condensed financial statements.

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

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Our total revenue and the sources thereof for the three and six months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Advertising	$565	$988	$1,029	$2,201
Subscription Program	4	-	7	-
Referral and Other	145	172	282	420
Total	$714	$1,160	$1,318	$2,621

3.     Borrowing Agreements

Short-term Borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%. In September 2016, this credit agreement was transferred to Raymond James and Associates, Inc. (“Raymond James”) after Deutsche Bank Securities, Inc. sold its accounts. The agreement is guaranteed in its entirety by Salon’s former Chairman, John Warnock. The line of credit has been fully drawn as of September 30, 2018. Raymond James may demand repayment of amounts borrowed at any time. Additionally, Mr. Warnock may also choose to terminate his guarantee, which would trigger a demand for repayment. As of September 30, 2018 and March 31, 2018, accrued interest on short-term borrowings totaled approximately $474 and $439, respectively.

As of September 30, 2018, and March 31, 2018, the weighted average interest rate on the Company’s short-term borrowings remained constant at approximately 3.5%.

Convertible Promissory Notes

Interest bearing convertible promissory notes

During the six months ended September 30, 2018, the Company received $110 from related parties in the form of Bridge Notes as part of the Securities Purchase Agreement.  The notes have a one-year maturity and bear a 10% interest rate.  The notes will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million. In the event of no conversion, the notes are payable in cash or convert into a number of shares of Common Stock of the Company, rounded down to the nearest whole share based on the Company’s as diluted price per share on the maturity date.  The conversion price will equal to 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per each month after the fourth month anniversary; provided however that the conversion price will never be less than the greater of (A) sixty percent (60%) of the purchase price paid in the qualified financing and (B) the price per share paid by investors in the most recently consummated offering of the Company’s Common Stock, or $0.0124 per share, the conversion price in the Series A Mandatorily Convertible Preferred Private Placement, if the financing occurs more than four months after the date of the Securities Purchase Agreement.

Unsecured Advances

During the six months ended September 30, 2018, the Company received $114.5 in advances from related parties.  These advances accrued interest at a rate of 10% per annum and within one year from the date of advance. On December 7, 2018, these advances and all accrued interest were exchanged for secured notes in the amount of approximately $118.9.  These notes bear a 10% interest rate and are payable on June 30, 2019.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4.     Common Stock

On September 30, 2018, 900,000,000 common shares, par value $0,001, were authorized, of which 151,056,477 shares were issued and outstanding.

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

Salon has granted options pursuant to plans not approved (“Non-Plan”) by stockholders. We did not grant any Non-Plan options during the six months ended September 30, 2018. During the six months ended September 30, 2017 we granted to our CEO and to each member of our board of directors (the “Board”) an option to purchase 31,260,505 and 5,384,615 shares of Common Stock, respectively.

We did not grant any options during the six months ended September 30, 2018. During the six months ended September 30, 2017, we granted options to all employees of the Company to acquire a total of 7,633,918 shares under the 2014 Stock Incentive Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Six months ended September 30,
	2018			2017
Risk-free interest rates	1.75	–	2.55%		1.75%
Expected lives (in years)	5.7	–	6.3	5.7	–	6.3
Expected volatility	437	–	453%		451%
Dividend yield		0%			0%

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

As of September 30, 2018, the aggregate stock compensation remaining to be amortized to expense was $3,523. Salon expects this stock-based compensation balance to be amortized as follows: $589 during the remainder of fiscal year 2019; $1,398 during fiscal year 2020; $1,109 during fiscal year 2021; and $427 during fiscal year 2022. The expected amortization reflects only outstanding stock option awards as of September 30, 2018.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following table summarizes activities under Salon’s plans for the six months ended September 30, 2018:

		Weighted-
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2018	58,077,000	$0.06	$284
Granted	-	-
Exercised	-	-
Expired and forfeited	(4,127,000)	$0.06
Outstanding at September 30, 2018	53,950,000	$0.06	$-
Exercisable as of September 30, 2018	20,321,000	$0.06	$-
Vested and expected to vest as of September 30, 2018	66,652,000	$0.06	$-

We did not grant any options during the six months ended September 30, 2018. During the six months ended September 30, 2017, we granted options to all employees of the Company to acquire a total of 7,633,918 shares under the 2014 Stock Incentive Plan. The weighted-average fair value of options vested during each of the six month periods ended September 30, 2018 and September 30, 2017 was $0.15 per share and $0.13 per share, respectively. There were no options exercised during the six months ended September 30, 2018.

Our Board also approved a resolution on June 12, 2014 to amend the 2014 Stock Incentive Plan to comply with certain California Code of Regulations and Internal Revenue Service regulations. As of September 30, 2018, options totaling 10,481,985 were awarded under the 2014 Stock Incentive Plan.

We recognized stock-based compensation expense of $786 and $432 during the six months ended September 30, 2018 and 2017, respectively.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

6.     Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(621)	$(794)	$(1,615)	$(1,366)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	151,056,000	150,367,000	151,056,000	150,185,000

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Antidilutive securities including options and preferred stock not included in net loss per share calculation	281,441,000	223,378,000	281,441,000	223,378,000

7.     Commitments and Contingencies

On October 17, 2017, Salon signed a two-year office lease agreement for its San Francisco headquarters at 870 Market Street, San Francisco, California. The two-year lease, for approximately 1,072 square feet, commenced on December 1, 2017 and will terminate on November 30, 2019. On April 9, 2019 the Company terminated the lease effective June 30, 2019. The outstanding lease obligation is $44 for the remaining 9 months of the lease.

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

The exchange rate and common equivalent shares of our Series A Preferred Stock as of September 30, 2018 are as follows:

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

(amounts in thousands, except share and per share data)

(unaudited)

9.     Subsequent Events

Interest bearing convertible promissory notes & senior secured notes

On December 7, 2018, the Company exchanged the advances received during the six months ended September 30, 2018 of $114.5 and all accrued interest were exchanged for secured notes in the amount of approximately $118.9. These notes bear a 10% interest rate and are payable on June 30, 2019. In addition, on December 7, 2018, the Company issued warrants to the secured note holders to purchase 11,312,600 shares of our common stock at an exercise price of $0.01 per share. The warrants expire five years from the issuance date and can be exercised with cash or cancellation of the secured notes referenced above.

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

During the quarter ended September 30, 2018, we continued to execute our business strategy to refine and broaden our editorial products in order to attract both a premier audience and additional advertising, which would increase revenues. We face increased competition, however, from both new and larger websites for traffic and online advertising campaigns, while industry trends continue a shift toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business. Through our programmatic advertising efforts, we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisements on our Website through programmatic advertising open marketplaces, thereby placing less emphasis on a traditional media sales effort. The highlights of our September 2018 quarter are listed below:

Highlights from Quarter ended September 30, 2018

●

Net revenues decreased 40% to $0.7 million in the quarter ended September 30, 2018 versus $1.2 million in the same period in 2017. For the six-month period ended September 30, 2018, net revenues decreased 50% to $1.3 million, versus $2.6 million in the same period in 2017. The decrease in revenue was a result of a continued significant industry shift in online advertising from advertising sold by a direct sales team to advertising increasingly being sold through software-based “programmatic” technology. Our advertising sold through networks that access these programmatic buys accounted for 68% of our advertising revenues for the September 2018 quarter. We have been making changes to our advertising footprint to capture the greater programmatic opportunity for our display and video advertising inventory and will continue to focus our efforts to allow better management of our advertising inventory and targeting for our advertisers.

●	Net losses from operations were $0.6 million during the three months ended September 30, 2018, and $1.6 million for the six months ended September 30, 2018, a decrease from $0.7 million during the three months ended September 30, 2017 and an increase from $1.4 million, during the six months ended September 30, 2017. The increase in losses resulted from decreases in revenues offset by a decrease in operating expenses. Operating expense in the September 2018 quarter was $1.3 million as compared to $1.9 million in the September 2017 quarter, and $2.9 million for the six months ended September 30, 2018 as compared to $3.6 million for the corresponding period in 2017. The financials included several non-recurring items, including $0.3 million non-cash interest expense recorded for the beneficial feature of capital raising transactions for the six months ended September 30, 2017. We will continue to look for ways to reduce expenses in areas that we expect can help reduce losses and accelerate a path to profitability.

●

Average unique visitors to the Salon.com Website during the quarter ended September 30, 2018 was 5.7 million, a 35% decrease compared to the quarter ended September 30, 2017, and an increase of 22% compared to the quarter ended June 30, 2018, according to data compiled by Google Analytics. Our focus on more breaking news and new categories attributed to the quarter over quarter increase along with the ongoing strategy of growing quality traffic, in order to maximize our ability to monetize our page views with higher CPM video and display advertising. We attribute the year over year decreased traffic to a combination of events, including the changes in the algorithms used by Facebook to promote news content, which led to lower referral traffic from Facebook, increased competition from other sites for breaking political news and reduced referral traffic from other major websites like Yahoo and Twitter.

●

We have continued to roll out our strategy to produce original video content focused on news, politics, and entertainment under the banner of Salon TV, Salon Talks and Salon Stage. Our goal is to add high quality diversified content to our Website, and to attract premium video advertising that commands higher CPMs as compared to display advertising. Featured guests on Salon Talks this quarter have included Alan Dershowitz, Martin O’Malley, The Jayhawks, Lawrence O’Donnell, Neil deGrasse Tyson and Lori Loughlin, among others.

●

We continue to offer a paid subscription program that is targeted at our mobile users who prefer not to see advertisements. The offering is a Salon ad-free app for mobile and tablet, available on Apple, Google Play, Amazon Fire and Roku. We are also exploring the potential of gated premium content, where a user will have an option to pay per piece of content. Finally, we are exploring the prospect of expanding our subscription product to the desktop and mobile browsers.

●

The quarter ended September 30, 2018 featured great journalism — including original reporting and analysis — as Salon covered in-depth the top stories in news, politics and entertainment. Our daily coverage of the Trump Administration, the #MeToo movement, continued investigation of the alleged Russian interference in the U. S. Presidential race, the 2018 Congressional elections, the opioid epidemic, immigration reform and summer movies generated the most interest. We have also continued our broadened, thoughtful and smart coverage on relationships, lifestyle, food and business that have been popular with our users.

●

We continued collective bargaining with WGAE. As we do not yet have an agreement with our union employees, we remain uncertain on how it will impact our financial status, or if it will have a negative impact on our ability to obtain additional financing, if necessary.

●

Social media and referral traffic from other websites continue to be major drivers of traffic, at approximately 36% of Website visitors as of September 30, 2018, and are a significant focus across the Company. We make regular updates to the Website to optimize content to be shared on social media with a special focus on our mobile platforms. Across all social platforms, we average over 2 million followers.

●

Mobile users accounted for 66% of all users in September 2018, which is slightly up from 64% from June 2018. We continue to have a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens. We also have increased focus on monetization of mobile traffic through implementation of native and other mobile-optimized advertising.

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

We generate advertising revenue from advertisements displayed on our Website. Advertising revenue comprised 78% and 84% of our revenues for the six months ended September 30, 2018 and September 30, 2017, respectively. Salon’s advertising revenue is principally dependent on the number of visits to our Website and the corresponding advertisement unit rates. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; pre-roll video advertisements, where revenue is dependent on the number of video views; native advertisements, which are advertisements created to match the form and function of the platform on which they appear and sponsored content, in which advertisers pay for adjacency to specific content. In the past two years, industry trends have shifted toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business in which we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisement on our Website through programmatic advertising open marketplaces, and we place less emphasis on a traditional media sales effort.

Accounting for Stock-Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognize the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

We recognized stock-based compensation expense of $786 and $432 during the six months ended September 30, 2018 and September 30, 2017, respectively.  As of September 30, 2018, we had an aggregate of $3,523 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  We currently expect this stock-based compensation balance to be amortized as follows: $589 during the remainder of fiscal 2019; $1,398 during fiscal 2020; $1,109 during fiscal 2021; and $427 during fiscal 2022.  The expected amortization reflects only outstanding stock option awards as of September 30, 2018.  We expect to continue to issue stock-based awards to our employees in future periods.

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

Results of Operations for the Three and Six Months Ended September 30, 2018 Compared to the Three and Six Months Ended September 30, 2017

Revenues

Revenues decreased 42% to approximately $0.7 million for the three months ended September 30, 2018 from approximately $1.2 million for the three months ended September 30, 2017. Revenues decreased 50% to approximately $1.3 million for the six months ended September 30, 2018 from approximately $2.6 million for the six months ended September 30, 2017.

Advertising revenues decreased 40% to approximately $0.6 million for the three months ended September 30, 2018 from approximately $1.0 million for the three months ended September 30, 2017. Direct advertisement sales were approximately 32% and programmatic advertisement sales were approximately 68% of total advertising revenue for the three months ended September 30, 2018.

Advertising revenues decreased 55% to approximately $1.0 million for the six months ended September 30, 2018 from approximately $2.2 million for the six months ended September 30, 2017. Direct advertisement sales were approximately 23% and programmatic advertisement sales were approximately 76% of total advertising revenue for the six months ended September 30, 2018.

Revenues from all other sources, mostly referral fees, decreased 50% to approximately $0.1 million for the three months ended September 30, 2018 from approximately $0.2 million for the three months ended September 30, 2017. Revenues from all other sources, decreased 25% to approximately $0.3 million for the six months ended September 30, 2018 from approximately $0.4 million for the six months ended September 30, 2017. The overall decreases were attributed to lower revenues from a renewed referral fee customer agreement.

Expenses

Production and content

Production and content expenses decreased 44% to approximately $0.6 million for the three months ended September 30, 2018 from approximately $1.0 million for the three months ended September 30, 2017. Production and content expenses decreased 41% to approximately $1.2 million for the six months ended September 30, 2018 from approximately $2.0 million for the six months ended September 30, 2017. The decrease was mainly attributed to personnel changes and a decrease in internet hosting and ad serving fees.

Sales and marketing

Sales and marketing expenses decreased 100% to approximately $0.0 million for the three months ended September 30, 2018 from approximately $0.1 million for the three months ended September 30, 2017. Sales and marketing expenses decreased 100% to approximately $0.0 million for the six months ended September 30, 2018 from approximately $0.3 million for the six months ended September 30, 2017. The decrease was mainly attributed to personnel reductions.

Technology

Technology expenses decreased 27% to approximately $0.1 million for the three months ended September 30, 2018 from approximately $0.2 million for the three months ended September 30, 2017. Technology expenses decreased 25% to approximately $0.3 million for the six months ended September 30, 2018 from approximately $0.4 million for the six months ended September 30, 2017. The decrease was mainly attributed to personnel reductions.

General and administrative

General and administrative expenses increased 11% to approximately $0.6 million for the three months ended September 30, 2018 from approximately $0.5 million for the three months ended September 30, 2018 and 2017.  General and administrative expenses increased 55% to approximately $1.3 million for the six months ended September 30, 2018 from approximately $0.9 million for the six months ended September 30, 2017. The increase was mainly attributed to non-cash stock-based compensation.

Interest expense

Interest expense increased 200% to approximately $0.04 million for the three months ended September 30, 2018 from approximately $0.01 million for the three months ended September 30, 2017. Interest expense decreased 74% to approximately $0.08 million for the six months ended September 30, 2018 from approximately $0.3 million for the six months ended September 30, 2017. The decrease was primarily attributed to the decrease of non-cash charges from the beneficial conversion feature of convertible promissory notes.

Liquidity and capital resources

Net cash used in operations was approximately $0.2 million for the six months ended September 30, 2018. The principal uses of cash during the six months ended September 30, 2018 were to fund the $1.6 million net loss, inclusive of $0.8 million stock-based compensation expense and the net activities from various working capital for the period. The accounts receivable, net as of September 30, 2018 of approximately $0.4 million, represent primarily advertising sales during the period, and are expected to be collected within the next four months.

Net cash provided by financing activities was approximately $0.2 million and $0.3 million for the six months ended September 30, 2018 and September 30, 2017, reflecting proceeds from convertible promissory notes and unsecured advances.

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

During the six months ended September 30, 2018, we issued $0.11 million in 10% convertible promissory notes and $0.115 million in 10% senior secured notes payable. If we were not able to obtain additional funding from related parties or others, we would be required to curtail or discontinue operations, or consider other alternatives.

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

Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of the Company’s executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (September 30, 2018), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Company’s management, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

In August 2016, we informed our landlord at our office space at 132 West 31st Street, New York, New York, of our intention to move out of the premises, and we engaged a property agent to find a sub-tenant for the space.  The lease for New York space commenced on July 1, 2014 and will expire on September 30, 2019.  In January 2017, we were asked to vacate the office space at 132 West 31st Street due to nonpayment of our monthly rent, and on January 30, 2017, we released the letter of credit of $204 to the landlord in payment of the past due rent.  On August 3, 2017, we received a Complaint from the landlord.  This civil summons and complaint in New York State Court seeks to recover all unpaid rents for the remainder of our five-year lease, equal to approximately $918, plus damages and attorneys fees  (and currently approximately $630 as of the date of this report).  Counsel for Salon is currently evaluating potential defenses and counterclaims, based on the laws and facts.

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

 SALON MEDIA GROUP, INC.

Dated: June 11, 2019	By:	/s/ Richard MacWilliams
Richard MacWilliams
Acting Chief Executive Officer (Principal Executive Officer)

/s/ Trevor Colhoun
Trevor Colhoun Chief Financial Officer (Principal Financial and Accounting Officer)