Form 10-Q
period 2018-12-31
SALON MEDIA GROUP INC
filed 2019-06-12
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,	March 31,
	2018	2018 (1)
	(unaudited)
Assets
Current assets:
Cash	$196	$52
Accounts receivable, net of allowance of $15	678	433
Prepaid expenses and other current assets	63	65
Total current assets	937	550

Property, software development and equipment, net	246	359
Other assets, principally deposits	38	38
Total assets	$1,221	$947

Liabilities and Stockholders’ Deficit
Current liabilities:
Short-term borrowings and accrued interest	$1,493	$1,439
Convertible promissory notes, net	700	200
Convertible promissory notes – related party, net	659	535
Accounts payable	1,443	1,198
Accrued liabilities	811	841
Deferred Revenue	4	-
Total current liabilities	5,110	4,213

Deferred rent	-	-
Total liabilities	5,110	4,213

Commitments and contingencies (See Note 8)

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,648,830 shares issued and outstanding as of December 31, 2018 and March 31, 2018 (liquidation preference of $4,089 as of December 31, 2018 and March 31, 2018, respectively)	2	2

Common stock, $0.001 par value, 900,000,000 shares authorized, 151,056,477 shares issued and outstanding as of December 31, 2018 and March 31, 2018	151	151
Additional paid-in capital	135,972	134,667
Accumulated deficit	(140,014)	(138,086)
Total stockholders' deficit	(3,889)	(3,266)
Total liabilities and stockholders' deficit	$1,221	$947

(1)   Derived from the Company’s audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenues	$962	$1,247	$2,280	$3,868

Operating expenses:
Production and content	538	808	1,745	2,844
Sales and marketing	15	111	15	416
Technology	99	192	399	590
General and administrative	634	644	1,980	1,589

Total operating expenses	1,286	1,755	4,139	5,439

Loss from operations	(324)	(508)	(1,859)	(1,571)
Change in fair value of share based liability	-	(79)	-	(79)
Interest expense	(62)	(15)	(142)	(43)
Non-cash interest expense – beneficial conversion feature	-	(94)	-	(369)
Gain on settlement of accounts payable	73	-	73	-
Net loss	$(313)	$(696)	$(1,928)	$(2,062)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares used in computing basic and diluted net loss per share	151,056	151,056	151,056	150,476

The accompanying notes are an integral part of these financial statements.

SALON MEDIA GROUP, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31, 2018

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance, September 30, 2018	1,648,830	$2	151,056,477	$151	$135,453	$(139,701)	$(4,095)
Stock-based compensation	-	-	-	-	400	-	400
Issuance of warrants in connection with convertible notes	-	-	-	-	119	-	119
Net loss	-	-	-	-	-	(313)	(313)

Balance, December 31, 2018	1,648,830	$2	151,056,477	$151	$135,972	$(140,014)	$(3,889)

	Three Months Ended December 31, 2017

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance, September 30, 2017	1,648,830	$2	151,056,477	$151	$133,836	$(136,347)	$(2,358)
Debt discount from convertible notes	-	-	-	-	269	-	269
Stock-based compensation	-	-	-	-	446	-	446
Net loss	-	-	-	-	-	(696)	(696)

Balance, December 31, 2017	1,648,830	$2	151,056,477	$151	$134,551	$(137,043)	$(2,339)

	Nine Months Ended December 31, 2018

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance, March 31, 2018	1,648,830	$2	151,056,477	$151	$134,667	$(138,086)	$(3,266)
Stock-based compensation	-	-	-	-	1,186	-	1,186
Issuance of warrants in connection with convertible notes	-	-	-	-	119	-	119
Net loss	-	-	-	-	-	(1,928)	(1,928)

Balance, December 31, 2018	1,648,830	$2	151,056,477	$151	$135,972	$(140,014)	$(3,889)

	Nine Months Ended December 31, 2017

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance, March 31, 2017	-	$-	150,000,000	$150	$125,053	$(134,981)	$(9,778)
Debt discount from convertible notes	-	-	-	-	544	-	544
Shares converted from convertible notes	1,648,830	2	-	-	7,135	-	7,137
Shares from options exercised	-	-	1,056,477	1	10	-	11
Stock-based compensation	-	-	-	-	799	-	799
Reclassification of options to liabilities	-	-	-	-	1,010	-	1,010
Net loss	-	-	-	-	-	(2,062)	(2,062)

Balance, December 31, 2017	1,648,830	$2	151,056,477	$151	$134,551	$(137,043)	$(2,339)

The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,928)	$(2,062)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from retirement of assets, net	-	5
Bad debt expense and change in allowance for doubtful accounts	1	6
Depreciation	113	52
Gain on settlement of accounts payable	73	-
Stock-based compensation	1,186	799
Amortization of debt discount	14	94
Non-cash interest expense – beneficial conversion feature	-	275
Changes in operating assets and liabilities:
Accounts receivable	(246)	(115)
Prepaid expenses and other current assets	2	84
Other assets	-	(5)
Accounts payable	172	(31)
Accrued liabilities	28	226
Deferred rent	-	(58)
Deferred revenue	4	-
Net cash used in operating activities	(581)	(730)

Cash flows from investing activities:
Purchase of equipment and capitalized website development costs	-	(150)
Net cash used in investing activities	-	(150)

Cash flows from financing activities:
Proceeds from convertible promissory notes	500	785
Proceeds from convertible promissory notes – related party	225	-
Proceeds from related party advances	-	40
Repayments of related party advances	-	(40)
Net proceeds from issuance of common stock	-	11
Net cash provided by financing activities	725	796

Net increase (decrease) in cash	144	(84)
Cash, beginning of period	52	183
Cash, end of period	$196	$99

Amount paid for interest	$-	$-
Amount paid for taxes	$-	$-

Supplemental schedule of non-cash financing activity:
Issuance of warrants in connection with convertible notes	$119	$-
Conversion of accrued interest to convertible notes	$4	$-
Reclassification of stock options liability back to stockholders’ deficit	$-	$1,010
Conversion of convertible promissory note to common stock	$-	$275

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

Basis of Presentation

These interim financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's financial position, results of operations and cash flows for the periods presented.  These financial statements and related notes should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 2018, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on June 10, 2019. Pursuant to the rules of the SEC, these financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”). The results for the nine months ended December 31, 2018 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2019.

Going Concern

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and had an accumulated deficit as of December 31, 2018 of $140,014. In addition, Salon expects to incur a net loss from operations for the fiscal year ending March 31, 2019. The Company has operated in the past principally with the assistance of interest-free advances from related parties, and more recently by financing rounds in fiscal years 2017 and 2018. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our operating forecast for the remainder of the fiscal year ending March 31, 2019 anticipates smaller operating losses than fiscal year 2018. We estimate we will require approximately $0.5 million in additional funding to meet our operating needs for the balance of our fiscal year. Operating costs for the nine months ended December, 2018 decreased by 25% compared to the same period last year, reflecting additional steps we have taken to better match our operating expense with revenues. If planned revenues continue to be less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

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

Four customers accounted for approximately 17%, 13%, 11% and 10% of revenues for the three months ended December 31, 2018. Two customers accounted for approximately 32% and 11% of revenues for the three months ended December 31, 2017. Two customers accounted for approximately 11% and 10% of revenues for the nine months ended December 31, 2018. One customer accounted for approximately 25% of revenues for the nine months ended December 31, 2017. Five customers accounted for approximately 18%, 18%, 13%, 11% and 11% of trade accounts receivable as of December 31, 2018. Three customers accounted for approximately 16%, 12% and 10% of trade accounts receivable as of March 31, 2018.

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

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Accounting Standards Not Yet Adopted

In July 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part Accounting Standards Update (“ASU”) 2017-11, “Earnings Per Share (Topic 260).”  Part I addresses the complexity of accounting for certain financial instruments with down round features.  Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings.  Part II does not require any transition guidance because those amendments do not have an accounting effect.  ASU 2017-11 is effective for public entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted.  We do not expect the adoption of this accounting standard to have a material impact on our financial statements, as our agreements with noteholders containing equity linked instruments do not include down round provisions.

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

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Our total revenue and the sources thereof for the three and nine months ended December 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Advertising	$817	$939	$1,846	$3,140
Subscription Program	13	-	21	-
Referral and Other	132	308	413	728
Total	$962	$1,247	$2,280	$3,868

3.	Borrowing Agreements

Short-term Borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%. In September 2016, this credit agreement was transferred to Raymond James and Associates, Inc. (“Raymond James”) after Deutsche Bank Securities, Inc. sold its accounts. The agreement is guaranteed in its entirety by Salon’s former Chairman, John Warnock. The line of credit has been fully drawn as of December 31, 2018. Raymond James may demand repayment of amounts borrowed at any time. Additionally, Mr. Warnock may also choose to terminate his guarantee, which would trigger a demand for repayment. As of December 31, 2018 and March 31, 2018, accrued interest on short-term borrowings totaled approximately $493 and $439, respectively.

As of December 31, 2018, and March 31, 2018, the weighted average interest rate on the Company’s short-term borrowings was approximately 3.6% and 3.5%, respectively.

Convertible Promissory Notes

Interest bearing convertible promissory notes

During the nine months ended December 31, 2018, the Company received $110 from related parties in the form of Bridge Notes as part of the Securities Purchase Agreement.  The notes have a one-year maturity and bear a 10% interest rate.  The notes will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million.  In the event of no conversion, the notes are payable in cash or convert into a number of shares of Common Stock of the Company, rounded down to the nearest whole share based on the Company’s as diluted price per share on the maturity date.  The conversion price will equal to 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per each month after the fourth month anniversary; provided however that the conversion price will never be less than the greater of (A) sixty percent (60%) of the purchase price paid in the qualified financing and (B) the price per share paid by investors in the most recently consummated offering of the Company’s Common Stock, or $0.0124 per share, the conversion price in the Series A Mandatorily Convertible Preferred Private Placement, if the financing occurs more than four months after the date of the Securities Purchase Agreement.

Interest bearing senior secured notes

During the nine months ended December 31, 2018, the Company received $114.5 in advances from related parties.  These advances accrued interest at a rate of 10% per annum and payable within one year from the date of advance.  On December 7, 2018, these advances and all accrued interest were exchanged for secured notes in the amount of approximately $118.9.  These notes bear a 10% interest rate and are payable on June 30, 2019.  In addition, on December 7, 2018, the Company issued warrants to the secured note holders to purchase 11,312,600 shares of our common stock at an exercise price of $0.01 per share.  The warrants expire five years from the issuance date and can be exercised with cash or cancellation of the secured notes referenced above.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

During the nine months ended December 31, 2018, the Company received $500 from PubLife, LLC upon execution of a term sheet for the sale of the Salon.com business, which is the basis for the Asset Purchase Agreement discussed below. Upon closing of the Asset Purchase Agreement, this $500 is to be credited against the purchase price. If the Company fails to close the Asset Purchase Agreement or breaches the term sheet with PubLife related to the Asset Purchase Agreement, this $500 will convert into a 10% secured promissory note payable within 90-days of issuance, secured by all of the Company’s assets and senior to all indebtedness of the Company.

4.	Significant Agreements

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

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

5.	Common Stock

On December 31, 2018, 900,000,000 common shares, par value $0,001, were authorized, of which 151,056,477 shares were issued and outstanding.

6.	Employee Stock Option Plans

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

Salon has granted options pursuant to plans not approved (“Non-Plan”) by stockholders. We did not grant any Non-Plan options during the nine months ended December 31, 2018. During the nine months ended December 31, 2017 we granted to our CEO and to each member of our board of directors (the “Board”) an option to purchase 31,260,505 and 5,384,615 shares of Common Stock, respectively.

We did not grant any options during the nine months ended December 31, 2018. During the nine months ended December 31, 2017, we granted options to all employees of the Company to acquire a total of 7,711,418 shares under the 2014 Stock Incentive Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Nine months ended December 31,
	2018			2017
Risk-free interest rates	1.75	–	2.55%	1.75	–	2.05%
Expected lives (in years)	5.7	–	6.3	5.7	–	6.3
Expected volatility	437	–	453%		453%
Dividend yield		0%			0%

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

As of December 31, 2018, the aggregate stock compensation remaining to be amortized to expense was $3,209. Salon expects this stock-based compensation balance to be amortized as follows: $235 during the remainder of fiscal year 2019; $1,411 during fiscal year 2020; $1,127 during fiscal year 2021; and $436 during fiscal year 2022. The expected amortization reflects only outstanding stock option awards as of December 31, 2018.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following table summarizes activities under Salon’s plans for the nine months ended December 31, 2018:

		Weighted-
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2018	58,077,000	$0.06	$284
Granted	-	-
Exercised	-	-
Expired and forfeited	(4,279,000)	$0.13
Outstanding at December 31, 2018	53,798,000	$0.06	$-
Exercisable as of December 31, 2018	23,543,000	$0.06	$-
Vested and expected to vest as of December 31, 2018	70,077,000	$0.06	$-

We did not grant any options during the nine months ended December 31, 2018. During the nine months ended December 31, 2017, we granted options to acquire a total of 44,356,538 shares of Common Stock. The weighted-average fair value of options vested during each of the nine-month periods ended December 31, 2018 and December 31, 2017 was $0.15 per share and $0.18 per share, respectively. There were no options exercised during the nine months ended December 31, 2018.

Our Board also approved a resolution on June 12, 2014 to amend the 2014 Stock Incentive Plan to comply with certain California Code of Regulations and Internal Revenue Service regulations. As of December 31, 2018, options totaling 10,481,985 were awarded under the 2014 Stock Incentive Plan.

We recognized stock-based compensation expense of $1,186 and $799 during the nine months ended December 31, 2018 and 2017, respectively.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

7.	Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Numerator:
Net loss	$(313)	$(696)	$(1,928)	$(2,062)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	151,056,000	151,056,000	151,056,000	150,476,000

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Antidilutive securities including options and preferred stock not included in net loss per share calculation	282,495,000	223,403,000	282,495,000	223,403,000

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

8.	Commitments and Contingencies

On October 17, 2017, Salon signed a two-year office lease agreement for its San Francisco headquarters at 870 Market Street, San Francisco, California. The two-year lease, for approximately 1,072 square feet, commenced on December 1, 2017 and will terminate on November 30, 2019. On April 9, 2019 the Company terminated the lease effective June 30, 2019. The outstanding lease obligation is $30 for the remaining 6 months of the lease.

In August 2016, we informed our landlord at our office space at 132 West 31st Street, New York, New York, of our intention to move out of the premises, and we engaged a property agent to find a sub-tenant for the space.  The lease for the New York space commenced on July 1, 2014 and will expire on September 30, 2019.  In January 2017, we were asked to vacate the office space at 132 West 31st Street due to nonpayment of our monthly rent, and on January 30, 2017, we released the letter of credit of $204 to the landlord in payment of the past due rent.  On August 3, 2017, we received a notice of legal action (the “Complaint”) from the landlord.  This civil summons and complaint in New York State Court seeks to recover all unpaid rents for the remainder of our five-year lease, equal to approximately $918 at the time of filing the initial lawsuit (and currently approximately $630 as of the date of this report) plus damages and attorneys fees.  Counsel for Salon is currently evaluating potential defenses and counterclaims, based on the laws and facts.

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

The initial Closing (“Initial Closing”) was completed on January 26, 2017.   In the Initial Closing, we sold to the Purchasers an aggregate of 805,824 shares of Series A Preferred Stock for a total purchase price of $1 million. The investors in the Initial Closing included Jordan Hoffner, director and then CEO (until May 3, 2019), and certain of his family members, the Company’s former Chief Financial Officer (“CFO” until September 28, 2018), Elizabeth Hambrecht, and the Company’s Director, William Hambrecht.

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

The exchange rate and common equivalent shares of our Series A Preferred Stock as of December 31, 2018 are as follows:

Preferred Stock	Shares Outstanding	Per Share Exchange Rate	Common Equivalent Shares
Series A	1,648,830	100	164,883,000
Total	1,648,830		164,883,000

The Company intends to fully convert the Series A Preferred Stock into 164,883,000 shares of Common Stock prior to June 30, 2019.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

10.	Subsequent Events

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

Departure of Directors or Principal Officers

Effective May 3, 2019, Jordan Hoffner resigned as the Company's Chief Executive Officer.

Effective as of September 28, 2018, Elizabeth Hambrecht resigned as the Company's Chief Financial Officer.

Appointment of Officers

Effective May 3, 2019, in connection with Mr. Hoffner's resignation as Chief Executive Officer, the board appointed Richard MacWilliams as the Company's acting Chief Executive Officer and the board also appointed Trevor Colhoun as the Company's acting Chief Financial Officer to fill the vacancy from Ms. Elizabeth Hambrecht's prior resignation.   Messrs. MacWilliams and Colhoun both currently serve as Directors of the Company.  Mr. MacWilliams will receive $7.5 per month for his role as acting CEO and Mr. Colhoun will receive $2.5 per month for his role as acting CFO.

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

During the quarter ended December 31, 2018, we continued to execute our business strategy to refine and broaden our editorial products in order to attract both a premier audience and additional advertising, which would increase revenues. We face increased competition, however, from both new and larger websites for traffic and online advertising campaigns, while industry trends continue a shift toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business. Through our programmatic advertising efforts, we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisements on our Website through programmatic advertising open marketplaces, thereby placing less emphasis on a traditional media sales effort. The highlights of our December 2018 quarter are listed below:

Highlights from Quarter ended December 31, 2018

●

Net revenues decreased 17% to $1.0 million in the quarter ended December 31, 2018 versus $1.2 million in the same period in 2017. For the nine-month period ended December 31, 2018, net revenues decreased 41% to $2.3 million, versus $3.9 million in the same period in 2017. The decrease in revenue was a result of a continued significant industry shift in online advertising from advertising sold by a direct sales team to advertising increasingly being sold through software-based “programmatic” technology. Our advertising sold through networks that access these programmatic buys accounted for 59% of our advertising revenues for the December 2018 quarter. We have been making changes to our advertising footprint to capture the greater programmatic opportunity for our display and video advertising inventory and will continue to focus our efforts to allow better management of our advertising inventory and targeting for our advertisers.

●	Net losses from operations were $0.3 million during the three months ended December 31, 2018, and $1.9 million for the nine months ended December 31, 2018, a decrease from $0.5 million during the three months ended December 31, 2017 and a decrease from $1.6 million, during the nine months ended December 31, 2017. The overall decrease in losses resulted from decreases in revenues offset by a decrease in operating expenses. Operating expense in the December 2018 quarter was $1.3 million as compared to $1.8 million in the December 2017 quarter, and $4.1 million for the nine months ended December 31, 2018 as compared to $5.4 million for the corresponding period in 2017. We will continue to look for ways to reduce expenses in areas that we expect can help reduce losses and accelerate a path to profitability.

●

Average unique visitors to the Salon.com Website during the quarter ended December 31, 2018 was 6.0 million, a 47% decrease compared to the quarter ended December 31, 2017, and an increase of 4.7% compared to the quarter ended September 30, 2018, according to data compiled by Google Analytics. Our continued focus on more breaking news and new categories attributed to the quarter over quarter increase along with the ongoing strategy of growing quality traffic, in order to maximize our ability to monetize our page views with higher CPM video and display advertising. We attribute the year over year decreased traffic to a combination of events, including the changes in the algorithms used by Facebook to promote news content, changed Google search algorithms which led to lower referral traffic from Facebook and Google, respectively, increased competition from other sites for breaking political news and reduced referral traffic from other major websites like Yahoo and Twitter.

●

We have continued to roll out our strategy to produce original video content focused on news, politics, and entertainment under the banner of Salon TV, Salon Talks and Salon Stage. Our goal is to add high quality diversified content to our Website, and to attract premium video advertising that commands higher CPMs as compared to display advertising. Featured guests on Salon Talks this quarter have included Kathy Griffin, Oscar winners Mira Sorvino, Melissa Leo and Cuba Gooding, Jr., Parkland student Delaney Tarr, and former HUD Secretary Julian Castro, among others.

●

We continue to offer a paid subscription program that is targeted at our mobile users who prefer not to see advertisements. The offering is a Salon ad-free app for mobile and tablet, available on Apple, Google Play, Amazon Fire and Roku. In October 2018, we furthered our paid content strategy when we launched a browser-based subscription offering for both mobile and desktop as well as a feature where a user has an option to pay per piece of content.

●

The quarter ended December 31, 2018 featured great journalism — including original reporting and analysis — as Salon covered in-depth the top stories in news, politics and entertainment. Our daily coverage of the 2018 Congressional and gubernatorial races, the Trump Administration, the economy, continued investigation of the alleged Russian interference in the U. S. Presidential race, mass shootings, immigration and the fall television season generated the most interest. We have also continued our broadened, thoughtful and smart coverage on relationships, lifestyle, food and business that have been popular with our users.

●

In October 2018, we entered into an agreement with the WGAE for a three-year period. As a result of the ongoing negotiations and accompanying legal fees as well as the higher cost structure per the negotiated agreement, the effect was detrimental to the company’s financial standing as we had to endure layoffs of management and operations staff in order to accommodate the editorial staff.

●

Social media and referral traffic from other websites continue to be major drivers of traffic, at approximately 37% of Website visitors as of December 31, 2018, and are a significant focus across the Company. We make regular updates to the Website to optimize content to be shared on social media with a special focus on our mobile platforms. Across all social platforms, we average over 2 million followers.

●

Mobile users accounted for 69% of all users in December 2018, which is slightly up from 66% from September 2018. We continue to have a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens. We also have increased focus on monetization of mobile traffic through implementation of native and other mobile-optimized advertising.

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

We generate advertising revenue from advertisements displayed on our Website. Advertising revenue comprised 78% and 79% of our revenues for the nine months ended December 31, 2018 and December 31, 2017, respectively. Salon’s advertising revenue is principally dependent on the number of visits to our Website and the corresponding advertisement unit rates. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; pre-roll video advertisements, where revenue is dependent on the number of video views; native advertisements, which are advertisements created to match the form and function of the platform on which they appear and sponsored content, in which advertisers pay for adjacency to specific content. In the past two years, industry trends have shifted toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business in which we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisement on our Website through programmatic advertising open marketplaces, and we place less emphasis on a traditional media sales effort.

Accounting for Stock-Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognize the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

We recognized stock-based compensation expense of $1,186 and $880 during the nine months ended December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, we had an aggregate of $3,209 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards.  We currently expect this stock-based compensation balance to be amortized as follows: $235 during the remainder of fiscal 2019; $1,411 during fiscal 2020; $1,127 during fiscal 2021; and $436 during fiscal 2022.  The expected amortization reflects only outstanding stock option awards as of December 31, 2018.  We expect to continue to issue stock-based awards to our employees in future periods.

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

Results of Operations for the Three and Nine Months Ended December 31, 2018 Compared to the Three and Nine Months Ended December 31, 2017

Revenues

Revenues decreased 17% to approximately $1.0 million for the three months ended December 31, 2018 from approximately $1.2 million for the three months ended December 31, 2017. Revenues decreased 41% to approximately $2.3 million for the nine months ended December 31, 2018 from approximately $3.9 million for the nine months ended December 31, 2017.

Advertising revenues decreased 11% to approximately $0.8 million for the three months ended December 31, 2018 from approximately $0.9 million for the three months ended December 31, 2017. Direct advertisement sales were approximately 41% and programmatic advertisement sales were approximately 59% of total advertising revenue for the three months ended December 31, 2018.

Advertising revenues decreased 42% to approximately $1.8 million for the nine months ended December 31, 2018 from approximately $3.1 million for the nine months ended December 31, 2017. Direct advertisement sales were approximately 31% and programmatic advertisement sales were approximately 69% of total advertising revenue for the nine months ended December 31, 2018.

Revenues from all other sources, mostly referral fees, decreased 67% to approximately $0.1 million for the three months ended December 31, 2018 from approximately $0.3 million for the three months ended December 31, 2017. Revenues from all other sources, decreased 43% to approximately $0.4 million for the nine months ended December 31, 2018 from approximately $0.7 million for the nine months ended December 31, 2017. The overall decreases were attributed to lower revenues from a renewed referral fee customer agreement.

Expenses

Production and content

Production and content expenses decreased 33% to approximately $0.5 million for the three months ended December 31, 2018 from approximately $0.8 million for the three months ended December 31 2017. Production and content expenses decreased 39% to approximately $1.7 million for the nine months ended December 31, 2018 from approximately $2.8 million for the nine months ended December 31, 2017. The decrease was mainly attributed to personnel changes and a decrease in internet hosting and ad serving fees.

Sales and marketing

Sales and marketing expenses decreased 86% to approximately $0.01 million for the three months ended December 31, 2018 from approximately $0.1 million for the three months ended December, 2017. Sales and marketing expenses decreased 96% to approximately $0.01 million for the nine months ended December 31, 2018 from approximately $0.4 million for the nine months ended December 31, 2017. The decrease was mainly attributed to personnel reductions.

Technology

Technology expenses decreased 48% to approximately $0.1 million for the three months ended December 31, 2018 from approximately $0.2 million for the three months ended December 31, 2017. Technology expenses decreased 32% to approximately $0.4 million for the nine months ended December 31, 2018 from approximately $0.6 million for the nine months ended December 31, 2017. The decrease was mainly attributed to personnel reductions.

General and administrative

General and administrative expenses remained relatively flat at approximately $0.6 million for the three months ended December 31, 2018 and 2017.  General and administrative expenses increased 25% to approximately $2.0 million for the nine months ended December 31, 2018 from approximately $1.6 million for nine months ended December 31, 2017. The overall increase was mainly attributed to non-cash stock-based compensation.

Interest expense

Interest expense remained relatively flat at approximately $0.01 million for the three months ended December 31, 2018 and December 31, 2017. Interest expense decreased 66% to approximately $0.1 million for the nine months ended December 31, 2018 from approximately $0.04 million for the nine months ended December 31, 2017. The decrease was primarily attributed to the decrease of non-cash charges from the beneficial conversion feature of convertible promissory notes.

Liquidity and capital resources

Net cash used in operations was approximately $0.6 million for the nine months ended December 31, 2018. The principal uses of cash during the nine months ended December 31, 2018 were to fund the $1.9 million net loss, inclusive of $1.2 million stock-based compensation expense and the net activities from various working capital for the period. The accounts receivable, net as of December 31, 2018 of approximately $0.7 million, represent primarily advertising sales during the period, and are expected to be collected within the next four months.

Net cash provided by financing activities was approximately $0.7 million and $0.8 million for the nine months ended December 31, 2018 and December 31, 2017, reflecting proceeds from convertible promissory notes.

We estimate that we will require approximately $0.5 million in additional funding to meet our operating needs for the remaining nine months of fiscal year 2019, ending March 31, 2019. If planned revenues are less than expected, or if planned expenses are more than expected, the cash shortfall may be higher, which will result in a commensurate increase in required financing.

During the nine months ended December 31, 2018, we issued $0.11 million in 10% convertible promissory notes and $0.619 million in 10% senior secured notes payable. If we were not able to obtain additional funding from related parties or others, we would be required to curtail or discontinue operations, or consider other alternatives.

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

Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of the Company’s executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (December 31, 2018), as is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Company’s management, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

In August 2016, we informed our landlord at our office space at 132 West 31st Street, New York, New York, of our intention to move out of the premises, and we engaged a property agent to find a sub-tenant for the space.  The lease for New York space commenced on July 1, 2014 and will expire on September 30, 2019.  In January 2017, we were asked to vacate the office space at 132 West 31st Street due to nonpayment of our monthly rent, and on January 30, 2017, we released the letter of credit of $204 to the landlord in payment of the past due rent.  On August 3, 2017, we received a Complaint from the landlord.  This civil summons and complaint in New York State Court seeks to recover all unpaid rents for the remainder of our five-year lease, equal to approximately $918, plus damages and attorney fees (and currently approximately $630 as of the date of this report).  Counsel for Salon is currently evaluating potential defenses and counterclaims, based on the laws and facts

The potential amount of this contingent liability is indeterminate, since it is unknown whether the Landlord will lease the premises to a new tenant, in which case the rents from the new tenant are an off-set to this liability. While counsel for Salon is evaluating potential defenses and counterclaims to the Complaint, we are unable to determine the foregoing liability, if any, with any degree of certainty, due to the uncertain nature of litigation matters. The parties are currently engaged in discovery proceedings and no trial date has been set. The landlord has moved for partial summary judgement as to liability, which motion has not yet been opposed, argued or decided by the Court.

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

SALON MEDIA GROUP, INC.

Dated: June 12, 2019	/s/ Richard MacWilliams
Richard MacWilliams
Acting Chief Executive Officer (Principal Executive Officer)

/s/ Trevor Colhoun
Trevor Colhoun
Chief Financial Officer (Principal Financial and Accounting Officer)