Form 10-K
period 2019-03-31
SALON MEDIA GROUP INC
filed 2019-07-10
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on July 1, 2019 was 315,939,477 shares.

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

Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999.  In 1999, we had our initial public offering.  In 2001, we adopted the name Salon Media Group, Inc. In March 2019, we entered into an asset purchase agreement to sell substantially all of our assets. Our common stock is quoted on the OTC Markets and our stock symbol is SLNM.

Material Agreements Entered into during Fiscal 2019 and First Quarter of Fiscal 2020

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

Second Amendment to Asset Purchase Agreement

On June 30, 2019, we entered into a Second Amendment to Asset Purchase Agreement with Buyer under which the parties revised the Asset Purchase Agreement to provide that amounts delivered into escrow upon execution would not be used to compensate any Buyer Indemnified Parties for any losses under the Asset Purchase Agreement.

Settlement Agreements with Jordan Hoffner and Elizabeth Hambrecht

On July 1, 2019, we entered into a Settlement Agreement and Release with each of Jordan Hoffner, our former CEO and Elizabeth Hambrecht, our former CFO. Under the terms of each agreement, we agreed to pay Mr. Hoffner and Ms. Hambrecht, as applicable, the total sum of Thirty Thousand dollars ($30,000.00) (the “Settlement Payment”) on the earlier of (i) 2 business days after the Closing of that certain Asset Purchase Agreement and (ii) December 31, 2019 (the “Payment Date”). Each of Mr. Hoffner and Ms. Hambrecht Claimant acknowledges that, upon receipt of the Settlement Payment, they will have been paid all wages, severance, all unreimbursed business expenses, and all accrued but unused vacation pay due and owing to them further waived any additional claims for unpaid salary or wage amounts, unreimbursed business expenses, and accrued but unused vacation pay. Each of Mr. Hoffner and Ms. Hambrecht executed a general release of all claims under their respective agreements.

Advances/Secured Notes from Related Parties

From June 2018 through August 2018, we received $114,500 in advances from related parties. These advances accrued interest at a rate of 10% per annum and payable on the one-year anniversary of such advances. On December 7, 2018, these advances and all accrued interest were exchanged for secured notes in the amount of approximately $118,899. These notes bear a 10% interest rate and are payable on June 30, 2019. In addition, on December 7, 2018, we issued warrants to the secured note holders to purchase 11,312,600 shares of our common stock at an exercise price of $0.01 per share. The warrants expire five years from the issuance date and can be exercised with cash or cancellation of the secured notes referenced above.

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

Highlights from Fiscal Year 2019

During the fiscal year ended March 31, 2019 (“fiscal year 2019”), we continued to execute our business strategy to refine and broaden our editorial products in order both to attract an engaged audience and premium advertising, which would increase revenues. However, now that the landscape for publishers has permanently changed, we faced increased competition from both new and larger websites for online advertising campaigns during the year, and in the quarter ended March 31, 2018, significant changes to the algorithms used by Google and Facebook led to sharp decreases in traffic.  Despite changes to our advertising footprint to capture the greater programmatic opportunity for our display and video advertising inventory, and resulting higher CPMs from our programmatic advertising compared to the fiscal year ended March 31, 2018 (“fiscal year 2018”), the reduced traffic led to a smaller ad footprint and suppressed our revenues.  In addition, in March 2019, we entered into an agreement to sell substantially all of our assets.  Upon consummation of this transaction, if consummated, we will cease to be an operating company. The highlights of our fiscal year 2019 relating to current operations are listed below:

●

Total revenue in the fiscal year 2019, as it related to discontinued operations, decreased 33% to $3.0 million, compared to $4.5 million in the fiscal year 2018. We have been working on strategies to better monetize our Website and increase advertising revenues per session. A continued significant industry shift in online advertising from advertising sold by a direct sales team to advertising being sold through software-based “programmatic” technology has taken place. Our advertising sold through networks that access these programmatic buys accounted for 72% of our advertising revenue for the fiscal year 2019. We have been making changes to our advertising footprint to capture the greater programmatic opportunity for our display and video advertising inventory, and we will continue to focus our efforts to allow better management of our advertising inventory and targeting for our advertisers.

●

Net loss for the fiscal year 2019 was $2.7 million, a 13% decrease from $3.1 million in the fiscal year 2018. This included a net loss from continuing operations for the fiscal year 2019 of $2.8 million, a 4% increase from $2.7 million in the fiscal year 2018. Net income from discontinue operations for the fiscal year 2019 was $0.2 million compared to a net loss from discontinued operations of $0.4 million for fiscal year 2018.

●

We have continued to roll out our strategy to produce original video content focused on news, politics, and entertainment under the banner of Salon TV, Salon Talks and Salon Stage. Our goal is to add high quality diversified content to our Website, and to attract premium video advertising that commands higher CPMs as compared to display advertising. Featured guests on Salon Talks have included Senator Doug Jones, Janet Napolitano, Stacey Abrams, Matthew Broderick, Kathy Griffin, Jesse Eisenberg and Tina Brown. Furthermore, to monetize our growing library of nearly one thousand episodes of original video programming, we have been distributing our video programming across key Over-the-Top (OTT) channels such as Apple TV, Amazon and Roku.

●

Our peak monthly users for Salon.com traffic in fiscal year 2019 was in November 2018 when we recorded 7 million users, as measured by Google Analytics. In total, the average number of monthly users in fiscal year 2019 was 6.2 million, compared to 10.6 million in fiscal year 2018, a decrease of 41%. We attribute the decline in overall traffic to a combination of events, including the changes in the algorithms used by Facebook to promote news content, which led to lower referral traffic from Facebook, and reduced referral traffic from other major websites like Yahoo and Twitter. Our focus on growing traffic has shifted from volume to quality, in order to maximize our ability to monetize our page views with higher CPM video and display advertising. In order to achieve that, we made changes to our editorial mix in order to publish more content in the categories of Food, Science, Innovation and Health that attract higher CPMs, such as pre-roll video and native advertising.

●

Social media platforms such as Twitter and Facebook and referral traffic from other websites continue to be major drivers of traffic, at approximately 34.6% of Website visitors as of March 2019. In fiscal year 2019, we made a concerted effort to increase the number of platforms to distribute Salon content so that we can be less reliant on Facebook’s volatility in traffic. New traffic partners include Quora, LinkedIn, Smartnews, News360 and Flipboard. As a result, we increased our social media followers 9% from 2.0 million in 2018 to 2.2 million in 2019.

●

In August 2015, Salon initially recognized the Writers Guild of America, East, Inc. (“WGAE”) as the collective bargaining representative of our non-supervisory editorial staff. In October 2018, we entered into an agreement with the WGAE for a three-year period. As a result of the ongoing negotiations and accompanying legal fees as well as the higher cost structure per the negotiated agreement, the effect was detrimental to the company’s financial standing as we had to endure layoffs of management in order to accommodate the editorial staff. In addition, the agreement with the union had a seemingly negative impact on our ability to obtain additional financing.

●

We expanded our paid subscription program in October 2018 that is targeted at our users who prefer not to see advertisements on both mobile applications as well as the web browser. We offer a monthly or yearly subscription plan in exchange for an ad-free experience using a Salon app for the phone or through the browser on both the phone and desktop. In March of 2019, we began our program of gated premium content, initially in the Sex and Love category.

●

Mobile users accounted for 74% of all users in March 2019, which is up slightly from 66% in March 2018. We continue to have a company-wide focus on our users’ mobile needs, especially quick and easy access to fast-loading content optimized for better readability on smaller screens. We also have increased focus on monetization of mobile traffic through implementation of native and other mobile-optimized advertising.

●

We continually work toward leaner, more efficient technological systems through automation, improved architecture and adoption of emerging best practices. During the fiscal year 2019, we rebuilt our backend and content management systems in order to keep pace with the industry and reduce site latency.

●

During 2019, we recognized the desirability to either merger with another company or pursue other strategic options. In this regard, we engaged the services of an investment bank and opened discussions with other interested parties. Changes in the overall digital publishing industry required us to make investments in technology that were beyond our financial capability. In the absence of making those investments, and following the substantial adjustments we had already implemented, it was clear we could not continue in our present form.

●

Consistent with this view we entered into technology and advertising relationships with Proper Media and PubLife.  The impact of these changes confirmed our belief that improving our advertising technology platform would improve our revenues and user experience.

●

Following a three month trial period of working closely with Proper Media and PubLife, and after considering other strategic options, we decided to sell all of the operating assets of the company to Salon, LLC, a company related to Proper Media and PubLife.

Salon Strategy

Our strategy has focused on improving monetization of our user base by innovating our ad technology in order to better match our highly educated and affluent users with advertisers.  In the past few years, we have successfully attracted a sizeable user base, which in fiscal year 2019 averaged 6.2 million users per month who consumed an average of 15.2 million page views per month.  Our number of page views translates to our number of viewer impressions that can be sold to our advertisers and offers opportunities to develop business relationships with companies that want access to our attractive user base. We currently sell our impressions to advertisers programmatically based on Run of Site private marketplaces, or at times, based on editorial content that falls in a particular category such as “Movies” or “Innovation.” The CPM is driven by market demand for each category of content we offer and the demographics of our audience.  During the 2019 fiscal year we have continued to shift our focus to growing higher value traffic that maximizes our ability to monetize our page views with higher CPM video and display advertising. As a result, we have continued to adjust our editorial mix and products in order to publish more content to attract a wider universe of advertising clients and products. Going forward, the CPM that we can charge our advertisers will increasingly be based on our ability to deliver highly targeted and defined users to our advertiser.   In addition, in March 2019, we signed the Asset Purchase Agreement to consummate the Asset Sale.  If we consummate the Asset Sale, we will cease to be an operating company.  The strategies discussed in this section only apply prior to consummation of the Asset Sale (and upon any failure to close the Asset Sale).

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

In fiscal year 2020, our goal is to continue our mission of creating fearless journalism and making the conversation smarter, while anticipating continued shifts in the online advertising market to better monetize our Website until consummation of the Asset Sale discussed above.  Following the Asset Sale, we intend to cease to do business and intend to not engage in any business activities except for dealing with post-closing matters (in the event the Asset Sale is consummated) and for the purpose of liquidating our remaining assets, paying any debts and obligations, distributing the remaining assets to stockholders, and doing other acts required to liquidate and wind up our business and affairs.  We will pay or make provision for payment of our known or reasonably ascertainable liabilities that have been incurred or are expected to be incurred prior to liquidation.  After that, we will distribute the remaining assets to our stockholders in proportion to their respective stockholder interest in the Company.  To reach our goals, and to achieve profitability in advance of the Asset Sale, we will push ahead in the following areas:

●	Develop a broader mix of provocative content in addition to the core areas of news and politics, building off the original definition of a “salon” as a center of intellectual discussion

●	Develop new strategies to attract new readers, and decrease reliance on specific social media websites or search engines

●	Integrate into our advertising approach a deeper focus on new advertising products that match our high-quality user with appropriate advertisers using data and innovative ad products

●	Continue to drive new revenue streams, including subscription, TV programming, e-commerce and book publishing to supplement advertising revenues, while keeping a keen eye on costs.

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

While we continue to focus on breaking news coverage with a focus on politics, culture and world events, our new categories have been building up to a critical mass of content over the past year. These new categories include Food, Health & Science, and Economy & Innovation, and aim to give our users a wider variety of topics to choose from. The focus on these categories gave our advertisers more category-focused inventory, which has shown a year over year increase in our revenue per thousand pageviews (“RPM”) of 36.6% in March 2019 from March 2018.

As we continue to focus our editorial to our users’ needs, our primary goal is to grow visitors to our Website since the resulting page views serve as a platform for advertising impressions, a key driver of our revenue generation. Using data analytics in real-time, we can assess where our users’ interests are shifting, and respond by determining content, site layout and structure to best suit their needs in the moment. In fiscal year 2020, we intend to respond to users’ interests by expanding our news coverage in Washington DC for the upcoming Presidential election and key Senate races. We will expand into Washington by reallocating internal resources, making some key hires as well as continuing to have content partnerships to diversify our content offerings across various verticals. We are continually evaluating the needs of our users and trying to adjust and create new solutions to meet their needs.

Attract New Readers

We continually need fresh content and new ideas to attract readers to our Website. We plan to continue to focus on developing our audience through a combination of editorial enhancements, increased dynamic content and new user-focused functionalities and products.

One area of growth will be to attract more female users. As of March 2019, women accounted for 37.2% of our readership, down from 37.9% in March of 2018. We believe that our overall tone of the site, our community and social audience has begun to change to embrace more female readers and that will be a continued area of focus in the next year.

The importance in Website traffic from social media and third party distribution platforms was underpinned by the significant number of Facebook “likes” at more than 995,000, and Twitter followers at 1,005,000 as of March 2018. However, social media traffic can be variable due to changes in each platform’s approach to news content, a high number of fake accounts on these platforms, and the large number of “likes” and “followers” lost some of its prior ability to drive traffic to our website. Therefore, we have focused on building audience segments on other distribution platforms in order to diversify away from Facebook. In fiscal year 2020, we plan to continue our efforts to build our audience on social media, and place more emphasis on other emerging platforms such as Quora, Flipboard and Reddit, through a continuation of the strategies we have employed in the past two years.

Develop New Revenue Streams

In March 2018, we launched a subscription product that allows users to pay for ad-free content. We offer a monthly or yearly subscription plan in exchange for an ad-free experience using a Salon app for the phone. In October 2018, we added onto our subscription product a browser-based offering for those users who did not want to download an app and can see the full Salon offering off of their web browsers. In March 2019, we added on premium content in the Love and Sex category that is only offered through the paid service.

Also, as a result of solid conversion ratios in e-commerce, we have also made our Salon e-commerce partnership more prominent on our Website by placing it on our top navigation bar in order to drive additional revenues. We have expanded our product categories to CBD products and productivity software and plan to add more product categories that are in line with some of our editorial strategies such as food and health.

In addition to these existing initiatives, we are exploring possible business opportunities in other areas such as podcasting, book publishing and a possible Salon TV show.

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

Path to Profitability

Our operating losses in fiscal year 2019 decreased compared to fiscal year 2018, a result of our continued attempts to make adjustments to our revenue model in order to increase advertising revenues, and keep costs low in order to get closer to profitability. Due to an industry shift in advertising dollars toward programmatic and video advertising, and a decline in traffic during the year, our direct advertising increased 76% and programmatic advertising decreased 43% leading to total decrease in advertising revenues of 30% in fiscal year 2019 as compared to fiscal year 2018. At the same time, our production costs decreased 24% from a year ago, which resulted in smaller losses.

Entering fiscal year 2020, we plan to build on the progress we made in increasing CPMs and advertising rates at programmatic marketplaces, and take advantage of marketing opportunities and an active news cycle to increase our page views and video views. Furthermore, in October 2018, we took steps to reduce further our expense base and shift resources to create content that will generate higher CPM advertising. Given these changes, we anticipate that fiscal year 2020 will better align production costs with our revenue potential in an effort to reach profitability.

OUR BUSINESS

We target an educated, culturally engaged audience interested in original thinking and reporting on the day’s big stories.  We pursue that audience by featuring a diverse array of voices and perspectives, and covering a wide range of topics including politics, race, religion, culture, entertainment, sustainability, innovation, technology and business.  In addition, in March 2019, we executed the Asset Purchase Agreement relating to the Asset Sale.  If the Asset Sale is consummated, we will cease to be an operating company.

Salon.com Website

News & Politics

Breaking news fast – and what it means. Whether it's the mid-term Congressional election, the #MeToo movement, the Mueller investigation, or analysis about Supreme Court nominations, we surround stories as they happen – with dedicated writers, videos, and smart columnists who put important news into immediate context. Fearless, independent and sophisticated coverage of the most important stories from Washington and around the world, delivered by respected veterans like Amanda Marcotte and D. Watkins, and the brightest analysts on the Web (Heather Digby Parton, Lucian Truscott III, and more.) Our political coverage starts early in the morning and is updated all day with new pieces, all designed to drive the conversation – and keep our readers ahead of it.

Life Stories

Our popular life essays go in-depth on the most complicated and deeply personal topics – sex, parenting, family, relationships, religion, work and so many more – and are written both by famous writers as well as the most daring and interesting new voices.

Culture

Our writers and critics are just as obsessed with the latest offerings on Netflix, Amazon and HBO, and the coolest and hottest new books and movies as our readers are. Our entertainment coverage is edgy, exhaustive, fast as we mine the intersections between culture and politics.  Our writers include Matt Rozsa (film), Melanie McFarland (TV), and Mary Beth Williams.

Economy & Innovation

Our Economy & Innovation section explores the world of commerce and global financial trends. Innovation is all about thinking differently and cultivating those ideas to make progress. This is where users find the latest big ideas, both inside and outside the world of technology, and other amazing stories designed to make readers go wow.

Science & Health	Our Science & Health section combines the personal and political – issues of climate change, the future of energy and transportation, and politicization of science all receive authoritative coverage.
Food	From the best recipes for pizza or potato salad, cultural food trends, and confessions of a Kombucha obsession, we cover what’s trendy and tasty with celebrity chefs and critics.
Salon TV

Launched in July 2016, Salon TV includes our Salon Talks interview series, Salon Stage musical performances, and our current events oriented Salon Series and Salon Now. Airing first on Facebook Live, the interviews and shows are cut into approximately 2 minute highlights that are shown on the Salon website. Featured guests on Salon Talks have included Senators Doug Jones and Sheldon Whitehouse, Deepak Chopra, Katie Couric, Tina Brown, Dan Rather, Stacey Abrams and Mark Bittman, Matthew Broderick, Jeffrey Wright, among others.

Revenue Sources, From Discontinue Operations

Most of Salon’s revenues are derived from advertising from the sale of promotional space on its Website. Internet advertising revenues accounted for 79% of revenues in fiscal year 2019. Revenue from referring users to third party websites primarily accounted for the remaining 15% of revenues in fiscal year 2019.

Internet advertising is affected by broad economic conditions, like other forms of advertising, but overall it has continued its upward trend even through economic turbulence. According to the 2018 IAB Internet Advertising Revenue Report conducted by PwC Advisory Services LLC, the compound annual growth rate (“CAGR”) over the past ten years for Internet advertising in the United States was 16.8%, which over the past few years has been largely driven by the growth of mobile. The rapid growth of the mobile advertising platform has resulted in a CAGR of 53.8% over the past five years. Internet advertising revenue in the United States totaled $107.5 billion in 2018, a 21.8% increase from $88.3 billion in 2017. In 2018, the sources for advertising revenues were search (45%), banner (including banners, sponsorships, and rich media) (31%), video (15%) and other (9%).

The bulk of online advertising remains concentrated in a relatively small number of dominant Internet companies, with the top ten companies accounting for 75% of online advertising in the December 2018 quarter, and another 7% captured by the next tier of companies ranked 11th through 25th. Therefore, we believe our market opportunity falls roughly at 18% of the online advertising market, or $19.3 billion.

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

Overall, monthly unique visitors to our Website have grown from 6.3 million in March 31, 2011 to a peak of 19.6 million in June 30, 2015, and has reverted to 6.6 million in March 31, 2019. Our full year average monthly unique visitors were 6.4 million, 10.6 million, 11.2 million, 16.9 million, 16.6 million, 12.7 million, 10.6 million and 6.2 million in fiscal years 2012, 2013, 2014, 2015, 2016, 2017, 2018 and 2019, respectively. These fluctuations reflect changes in content areas on our Website over this period, and adjustments to search engine optimization and social media algorithms.

Sales and Marketing

As a news and lifestyle Website that competes against much larger websites, we have sought to distinguish ourselves in the marketplace by offering customized, innovative and integrated advertising products that appeal to users and seamlessly and organically incorporate our advertising clients and their objectives into our Website. We work with our programmatic advertising partners to launch advertisements that match our high-quality audience, and innovate with new products as they become available. In addition, we also offer sponsorships of content that come through direct sales.

Our sales and marketing operation are located in New York, with one advertising sales and operations employee who actively solicits orders as of March 31, 2019.

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

In fiscal year 2018, we completed our Website and advertising architecture redesign from the previous year aimed at improving the user experience. As part of this effort, we will continue to explore new products that meet the immediate needs of our mobile users, build out new advertising products for video and mobile and improve our security and scaling capabilities.

In fiscal year 2019, we completed our backend systems and content management system upgrade to allow for faster speeds that allow us to be more competitive for programmatic advertising fill rates and prices as latency time decreased by 75%.

Competition

The bulk of online advertising remains concentrated in a relatively small number of dominant Internet companies, with the top ten companies accounting for 75% of U.S. online advertising in 2018 and another 8% captured by the next tier of companies ranked 11th through 25th. Therefore, we believe our market opportunity falls roughly at 18% of the online advertising market, or $19.3 billion. We compete for advertising revenues with numerous websites, including major portals such as Yahoo/AOL, major search engines such as Google, major social networks such as Facebook and Twitter, and other online large media publications such as Buzzfeed, Huffington Post, New York Times, Washington Post, MSNBC and CNN.com. We also compete with many smaller news and politics-oriented websites, such as Slate, The Daily Beast, The Atlantic, Talking Points Memo, Politico and Axios for staff, audience and advertising sales.

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

Employees

As of March 31, 2019, Salon has 24 full-time employees and 1 part-time employee. We believe our relations with our employees are good. We commenced collective bargaining with our non-supervisory editorial employees in November 2015, and signed a three-year agreement with the Writers Guild of America East (WGAE) in October 2018. Our future success is highly dependent on our ability to attract, hire, retain and motivate talented personnel.

ITEM 1A. Risk Factors

Salon’s business faces significant risks. The risks described below may not be the only risks Salon faces. Additional risks that are not yet known or that are currently immaterial may also impair its business operations or have a negative impact on its stock price. If any of the events or circumstances described in the following risks actually occurs, its business, financial condition or results of operations could suffer, and the trading price of its shares of common stock (the “Common Stock”) could decline. The Risk Factors set forth below have not materially changed from those included in our Fiscal 2018 Annual Report filed with the Securities and Exchange Commission on June 10, 2019.

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

M&K CPA’s, PLLC, Salon’s independent registered public accounting firm for the fiscal years ended March 31, 2017 through 2019 included a “going-concern” audit opinion on the financial statements for each of those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the going-concern opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations.

The Company has operated in the past principally with the assistance of interest-free advances from related parties, and more recently by financing rounds in fiscal year 2019. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

William Hambrecht, Elizabeth Hambrecht, Jordan Hoffner and Larry Hoffner, the father of our former CEO Jordan Hoffner, were purchasers in the Initial Closing of the Private Placement. Jordan Hoffner, former CEO, Ryan Nathanson, former Chief Operating Officer, and Jordana Brondo, former Chief Revenue Officer, were also purchasers in the Second Closing of the Private Placement. William Hambrecht, Elizabeth Hambrecht and Jordan Hoffner were purchasers in the Final Closing of the Private Placement.

Curtailment of cash investments and borrowing guarantees by related parties would detrimentally impact our cash availability and our ability to fund our operations.

 We completed a collective bargaining agreement with our non-supervisory editorial employees.

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

As of July 1, 2019, approximately 66% of our outstanding common stock are controlled, directly or indirectly by John Warnock, William Hambrecht, a director and Humilis Capital Fund, LP, an entity controlled by Trevor Colhoun, our acting Chief Financial Officer and director.  These three investors, if aligned, could combine to make business decisions with which non-principal stockholders disagree, and which may affect the value of the non-principal stockholders’ investments.

Future sales of significant number of shares of our Common Stock by principal stockholders could cause our stock price to decline.

As of July 1, 2019, our directors and officers beneficially owned approximately 200 million shares of Common Stock, including 24 million shares of Common Stock upon exercise of presently exercisable options,11 million shares of Common Stock upon exercise of presently exercisable warrants and 27 million shares of common stock upon conversion of convertible notes.  The approximate 200 million shares of Common Stock represent beneficial ownership of approximately 52% of our Common Stock.  As our shares of Common Stock are normally thinly traded, if our principal stockholders were to sell their shares of Common Stock, the price per share of our shares of Common Stock could be adversely affected.

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

A substantial portion of the consideration to be received in connection with Asset Sale is the issuance by the Buyer thereunder of $3.8 million in secured notes, which amounts are due to be paid in equal installments on the 12- and 24-month anniversary of closing. Failure of the Buyer to make either of these payments will substantially reduce the amounts payable to our stockholders. While these notes are secured by our assets being sold in the Asset Sale, there is no guarantee that Buyer will make such payments.

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

If the stockholders approve the Asset Purchase Agreement and we complete the Asset Sale, we intend to cease to do business and intend to not engage in any business activities except for dealing with post-closing matters (in the event the Asset Sale is consummated) and for the purpose of liquidating our remaining assets, paying any debts and obligations, distributing the remaining assets to stockholders, and doing other acts required to liquidate and wind up our business and affairs. We will pay or make provision for payment of our known or reasonably ascertainable liabilities that have been incurred or are expected to be incurred prior to liquidation. After that, we will distribute the remaining assets to our stockholders in proportion to their respective stockholder interest in the Company. In considering how to vote on the Asset Sale Proposal, stockholders should not assume that they will receive any distributions from the Company.

The tax treatment of the Asset Sale or any liquidating distributions may vary from stockholder to stockholder, and the discussions in this proxy statement regarding such tax treatment are general in nature.

You should consult your own tax advisor instead of relying on the discussions of tax treatment in this proxy statement for tax advice.

We have not requested a ruling from the Internal Revenue Service (“IRS”) with respect to the anticipated tax consequences of the Asset Sale, and we will not seek an opinion of counsel with respect to the anticipated tax consequences of the Asset Sale or any liquidating distributions. If any of the anticipated tax consequences described in this proxy statement proves to be incorrect, the result could be increased taxation at the corporate and/or stockholder level, thus reducing the benefit to our stockholders and us from the liquidation and distributions. Tax considerations applicable to particular stockholders may vary with and be contingent upon the stockholder’s individual circumstances.

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

As of July 1, 2019, we have $845,000 in convertible notes issued as part of a bridge note financing. These notes will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million. The conversion price will equal to 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per each month after the fourth month anniversary; provided however that the Conversion Price will never be less than the greater of (A) sixty percent (60%) of the purchase price paid in the qualified financing and (B) the price per share paid by investors in the most recently consummated offering of the Company’s Common Stock, or $0.0124 per share, the conversion price in the Series A Mandatorily Convertible Preferred Private Placement, if the financing occurs more than four months after the date of the Securities Purchase Agreement. The issuance and sale of our Common Stock to these bridge note holders for any conversions may have a dilutive impact on our shareholders.

As of July 1, 2019, we have $118,899 in convertible notes from related parties. These notes bear a 10% interest rate and are payable on June 30, 2019. In addition, we issued warrants to the secured note holders to purchase 11,312,600 shares of our common stock at an exercise price of $0.01 per share. The warrants expire five years from the issuance date and can be exercised with cash or cancellation of the secured notes referenced above.

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

Our ability to maintain or increase our advertising revenues depends upon many factors, including whether we will be able to:

●	attract and maintain additional visitors to our Website and increase brand awareness;

●	sell and market our Website or other rich media advertisements;

●	maintain a significant number of sellable impressions generated from Website visitors available to advertisers;

●	increase the dollar amount of our advertising orders;

●	improve our Website’s technology for serving advertising;

●	handle temporary high-volume traffic spikes to our Website;

●	measure accurately the number and demographic characteristics of our users; and

●	attract and retain key sales personnel.

As more of our users access our Website using mobile devices rather than PCs, if we do not continue to grow our mobile users and revenue, our business will be adversely impacted.

Internet users increasingly use mobile devices rather than PCs to access the Internet. Approximately 75% of our monthly users are now visiting our Website on mobile devices. As mobile platforms encompass a larger share of our readers, our ability to grow advertising revenue is increasingly dependent on our ability to generate revenue from advertisements displayed on mobile devices. While we plan to continue to devote technology resources to support our mobile browser product and advertising products, if our mobile browser product and advertising products for mobile devices do not attract and retain users and advertisers to generate mobile revenue, our operating and financial results will be adversely impacted. We are dependent upon our products operating on mobile operating systems we do not control. The mobile phone manufacturer and its operating systems might block access to our Website or make it hard for users to find our Website through their devices, or block certain advertisements or charge us for delivery of advertisements, all of which would harm our operations and suppress revenue potential.

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

We may be held liable for content or third-party links on our Website or content distributed to third parties.

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

Our Website, Salon.com, and content management system run on cloud computing hosted by Amazon Web Services, which are in facilities located in Los Angeles and Virginia. Any disruption of Amazon’s cloud computing platform could result in a service outage. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our Website and could cause advertisers to terminate any agreements with us. In addition, we could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for losses that may occur due to any failures of or interruptions in our systems. We do not presently have a formal disaster recovery plan.

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

We currently have secured notes issued to certain of our directors in the amount of approximately $118,899 which is due on June 30, 2019. If we were unable obtain an extension or if we fail to pay our debt obligations in a timely fashion, we will be in default under these secured notes.  If we default on these notes, such could exercise its rights and remedies under the secured notes, which could include seizing all of our assets. Any such action would have a material adverse effect on our business and prospects.

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

Our internal controls over financial reporting were determined to be ineffective at March 31, 2019 and we identified material weaknesses in our internal controls over financial reporting as of March 31, 2019, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, engineering, supply chain and manufacturing activities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. For the period ended March 31, 2019, we identified material weaknesses in our internal control over financial reporting. As such we were unable to assert that our internal controls are effective. This could result in the loss of investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

We have no immediate plans to pay dividends.

We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

There is a limited trading market for our Common Stock.

Our Common Stock is traded on the OTC Markets (QB Marketplace Tier) under the symbol “SLNM.” During the 30-days prior to filing of this Report, the average daily trading volume of our common stock was approximately 5,974 shares. There has been limited trading activity in our stock recently, and when it has traded, the price has fluctuated widely. We consider our Common Stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the Common Stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

On October 17, 2017, Salon signed a two-year office lease agreement for its San Francisco headquarters at 870 Market Street, San Francisco, California. The two-year lease, for approximately 1,072 square feet, commenced on December 1, 2017 and will terminate on November 30, 2019. On April 9, 2019 the Company terminated the lease effective June 30, 2019. The outstanding lease obligation is approximately $15 for the remaining three months of the lease.

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

Except as disclosed above, we are not currently subject to any material legal proceedings. However, we are subject to legal proceedings and claims from time to time in the ordinary course of business. Regardless of the outcome, litigation is time consuming and expensive to resolve, and it diverts management resources.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Information with respect to the quarterly high and low sales prices for Salon’s Common Stock, ticker symbol SLNM, for its fiscal years 2019 and 2018, based on sales transactions reported by the OTC Markets is provided below:

	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2019		March 31, 2018
For the quarter ended	High	Low	High	Low
June 30	$0.10	$0.01	$0.20	$0.09
September 30	0.04	0.01	0.20	0.08
December 31	0.04	0.02	0.11	0.05
March 31	$0.03	$0.02	$0.10	$0.05

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

There were 98 total stockholders of record of Salon Common Stock as of July 1, 2019. This number was derived from Salon’s stockholder records, and does not include beneficial owners of Salon’s voting Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The closing price of Salon’s Common Stock on July 1, 2019 was $0.02 per share.

Salon has never declared or paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future.

Salon has never repurchased any of its equity securities.

Equity Compensation Plan Information

The following table provides information about Salon’s Common Stock that may be issued upon the exercise of options and rights under all of Salon’s existing equity compensation plans as of March 31, 2019, including the Salon Media Group, Inc. 2004 Stock Plan (the “2004 Stock Plan”), the Salon Media Group, Inc. 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”) and the Salon Media Group, Inc. Non Plan Stock Option agreement (“Non-Plan”). Non-Plans are equity compensation plans not approved by stockholders.

Plan category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
	and rights	and rights (1)	equity compensation
			plans, excluding
			securities reflected in
			column (a)

	(a)	(b)	(c)

Equity compensation plans	2,790,516	$0.07	10,529,550
approved by security
holders

Equity compensation plans	48,145,592	$0.06	None
not approved by security
holders

Total	50,936,108	$0.06	10,529,550

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

Equity Compensation Plans Not Approved by Security Holders

We have granted options pursuant to Non-Plans. On June 9, 2016, we granted to our former CEO an option to purchase 12,654,318 shares of Common Stock pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting in equal monthly installments over a four-year period commencing with the grant date.

On September 6, 2017, we granted to our former CEO an option to purchase 31,260,505 shares of Common Stock pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with our standard vesting of 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48 per month).

On September 6, 2017, we granted to each of the four members of our Board an option to collectively purchase 5,384,615 shares of Common Stock pursuant to the terms and conditions of the Salon Media Group, Inc. Non Plan Stock Option agreement, with vesting of 25% of the option shares one year from their service commencement and then ratably over the following 36 months (1/48 per month).

Recent Sales of Unregistered Securities

Effective June 28 2019, we issued 164,883.000 shares of our common stock upon mandatory conversion of 1,648,830 shares of our Series A Preferred Stock. The issuances were exempt pursuant to Sections 3(a)(9) and/or 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any proceeds from the issuance of these shares.

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

Looking forward, we are in the midst of satisfying the conditions to close on the Asset Purchase Agreement discussed under “Material Agreements entered into during Fiscal 2019 and First Quarter Fiscal 2020” below. We expect to complete such transaction in the last week of August 2019. Following the Asset Sale, if consummated, we intend to cease to do business and intend to not engage in any business activities except for dealing with post-closing matters (in the event the Asset Sale is consummated) and for the purpose of liquidating our remaining assets, paying any debts and obligations, distributing the remaining assets to stockholders, and doing other acts required to liquidate and wind up our business and affairs.  We will pay or make provision for payment of our known or reasonably ascertainable liabilities that have been incurred or are expected to be incurred prior to liquidation.  After that, we will distribute the remaining assets to our stockholders in proportion to their respective stockholder interest in the Company

Sources of Revenue from Discontinued Operations

Most of Salon’s revenues were derived from advertising from the sale of promotional space on its Website, which as a result of our executing the Asset Purchase Agreement have been characterized as “Discontinued Operations” in our financial statements.  The sale of promotional space is generally for less than ninety days in duration.  Advertisers pay for advertising on a CPM basis.  The primary factors in our ability to increase our advertising revenues in future periods are the addition of higher CPM ad products, such as pre-roll video, and growth in our audience.  Attracting more unique visitors to our Website is important because these returning users generate additional page views, and each page view becomes a potential platform for advertisements.  Advertising comprises banners, video, rich media and other interactive ads.  CPMs vary by platform and CPMs for mobile have been less than those for desktop; however, in the recent quarter they have been increasing.  Videos and sponsored content on mobile devices continue to grow in popularity and can demand a higher CPM.  We believe that continuing to add videos and sponsored content to our mobile platform and improving and optimizing the platform’s design will help increase revenues from our mobile platform.

In addition, Salon generates revenue from referring users to third-party websites. For fiscal year 2019, referral fees totaled $0.5 million, a 44% decrease from $0.9 million in fiscal year 2018. We also generated nominal revenue from the licensing of content that previously appeared in Salon.

Our total net revenue and the sources thereof for the years ended March 31, 2019 and 2018 were as follows (in thousands):

	Year Ended March 31,
	2019		2018
	Amount	%	Amount	%
Advertising	$2,524	84%	$3,595	79%
Subscription Program	29	<1%	4	<1%
Referral and Other	447	15%	938	20%
Total	$3,000	100%	$4,537	100%

Material Agreements entered into during Fiscal 2019 and First Quarter Fiscal 2020

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

Second Amendment to Asset Purchase Agreement

On June 30, 2019, we entered into a Second Amendment to Asset Purchase Agreement with Buyer under which the parties revised the Asset Purchase Agreement to provide that amounts delivered into escrow upon execution would not used to compensate any Buyer Indemnified Parties for any losses under the Asset Purchase Agreement.

Settlement Agreements with Jordan Hoffner and Elizabeth Hambrecht

On July 1, 2019, we entered into a Settlement Agreement and Release with each of Jordan Hoffner, our former CEO and Elizabeth Hambrecht, our former CFO. Under the terms of each agreement, we agreed to pay Mr. Hoffner and Ms. Hambrecht, as applicable, the total sum of Thirty Thousand dollars ($30,000.00) (the “Settlement Payment”) on the earlier of (i) 2 business days after the Closing of that certain Asset Purchase Agreement and (ii) December 31, 2019 (the “Payment Date”). Each of Mr. Hoffner and Ms. Hambrecht Claimant acknowledges that, upon receipt of the Settlement Payment, they will have been paid all wages, severance, all unreimbursed business expenses, and all accrued but unused vacation pay due and owing to them further waived any additional claims for unpaid salary or wage amounts, unreimbursed business expenses, and accrued but unused vacation pay. Each of Mr. Hoffner and Ms. Hambrecht executed a general release of all claims under their respective agreements.

Advances/Secured Notes from Related Parties

From June 2018 through August 2018, we received $114,500 in advances from related parties. These advances accrued interest at a rate of 10% per annum and payable on the one-year anniversary of such advances. On December 7, 2018, these advances and all accrued interest were exchanged for secured notes in the amount of approximately $118,899. These notes bear a 10% interest rate and are payable on June 30, 2019. In addition, on December 7, 2018, we issued warrants to the secured note holders to purchase 11,312,600 shares of our common stock at an exercise price of $0.01 per share. The warrants expire five years from the issuance date and can be exercised with cash or cancellation of the secured notes referenced above.

Technology Support Agreement

On October 25, 2018 we entered into a Technology Support Agreement (the "Technology Agreement") with PubLife LLC under which PubLife agreed to provide certain technology support to us, including all web development activities for a six-month term in consideration of $1,000 per month. The payment terms under this agreement were amended under the terms of the Asset Purchase Agreement (as set forth below).

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

Continuing Operating Expenses

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

Revenue Recognition

We recognize advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; native advertisements, which are advertisements created to match the form and function of the platform on which they appear; or sponsored content.

We generate advertising revenue from advertisements displayed on our Website. Advertising revenue comprised 84% and 79% of our revenues for the fiscal years ended March 31, 2019 and 2018, respectively. Salon’s advertising revenue is principally dependent on the number of visits to our Website and the corresponding advertisement unit rates. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; pre-roll video advertisements, where revenue is dependent on the number of video views; native advertisements, which are advertisements created to match the form and function of the platform on which they appear and sponsored content, in which advertisers pay for adjacency to specific content. In the past two years, industry trends have shifted toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business in which we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisement on our Website through programmatic advertising open marketplaces, and we place less emphasis on a traditional media sales efforts.

Stock Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

We recognized stock-based compensation expense of $1,526,000 and $1,262,000 during the years ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an aggregate of $2,888,000 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock-based compensation balance to be amortized as follows: $1,310,000 during fiscal year 2020; $1,133,000 during fiscal year 2021 and $445,000 during fiscal year 2022. The expected amortization reflects only outstanding stock option awards as of March 31, 2019. We expect to continue to issue stock-based awards to our employees in future periods.

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

Liquidity

Salon has incurred significant net losses and negative cash flows from operations since its inception. As of March 31, 2019, Salon had an accumulated deficit of $140.8 million. These losses have been funded primarily through the issuance of Common Stock from Salon’s initial public offering in June 1999, issuances of Preferred Stock, bank debt, the issuance of convertible notes payable and other advances from related parties. Salon is in discussion with potential investors, including related parties, to obtain additional funding. There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all.

M&K CPA’s, PLLC, Salon’s independent registered public accounting firm for the years ended March 31, 2019, 2018 and 2017 has included a paragraph in their report indicating that substantial doubt exists as to Salon’s ability to continue as a going concern because of Salon’s recurring operating losses, negative cash flow and accumulated deficit.

Income Taxes

Salon has not recorded a provision for federal or state income taxes since inception due to recurring operating losses. As of March 31, 2018, Salon had net operating loss carryforwards of $94.8 million for federal income tax purposes that begin to expire in fiscal 2020, and $27.8 million for state income tax purposes. Utilization of Salon’s net operating loss carryforwards may be subject to substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California State provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. However, with the sale of substantially all its assets during fiscal year 2020 Salon doe not believe its remaining net operating loss will be utilized in any event. These factors include Salon’s history of net losses since inception, expected losses in 2020 and the wind up of the Company’s business.

Results of Operations

Fiscal Years Ended March 31, 2019 and 2018

Continued Operations

General and Administrative Expenses

General and administrative expenses increased 13% to approximately $2.6 million during the fiscal year ended March 31, 2019, compared to $2.3 million in the fiscal year ended March 31, 2018. The increase was primarily attributed to non-cash stock-based compensation for new options granted during the year.

Interest Expense

Interest expense (including non-cash interest expense) decreased 33% to approximately $0.2 million during the fiscal year ended March 31, 2019, compared to $0.4 million for the fiscal year ended March 31, 2018. The decrease was primarily attributed to the decrease of non-cash charges from the beneficial conversion feature of convertible promissory notes one year ago.

Discontinued Operations

Revenues

Salon’s revenue from operations decreased 33% to $3.0 million for the fiscal year ended March 31, 2019, from $4.5 million for the fiscal year ended March 31, 2018. The decrease is primarily due to a 30% decrease in overall advertising revenue and a 53% decrease in referral fees.

Advertising revenues overall decreased 28% to $2.6 million for the fiscal year ended March 31, 2019, from $3.6 million for the fiscal year ended March 31, 2018. The decrease is primarily the result of a 43% decrease in programmatic advertising revenue to $1.8 million for the fiscal year ended March 31, 2019 compared to $3.2 million one year ago.

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

Due to various factors mainly attributed to shifts in how news media is promoted in the social media landscape, the annual average number of monthly unique Website visitors during fiscal year ended March 31, 2019 decreased approximately 42% from one year ago to approximately 6 million. We reached an all-time high of approximately 17 million annual average number of monthly unique Website visitors during fiscal years ended March 31, 2015 and 2016. Aiding the growth in unique visitors to Salon’s Website during prior fiscal years is the migration of users to the Internet from print newspapers.

All other sources of revenue were approximately $0.5 million for the fiscal year ended March 31, 2019 and $0.9 million for the fiscal year ended March 31, 2018. This $0.4 million decrease was mainly attributed to a 53% decrease in referral fees revenue during the fiscal year ended March 31, 2019.

Production and Content Expenses

Production and content expenses decreased 35% to $2.4 million during the fiscal year ended March 31, 2019, compared to $3.7 million for the fiscal year ended March 31, 2018. The decrease was primarily attributed to personnel reductions and decreased costs associated with internet hosting and market research.

Sales and Marketing Expenses

Sales and marketing expenses decreased 92% to $0.04 million during the fiscal year ended March 31, 2019, compared to $0.5 million for the fiscal year ended March 31, 2018. The decrease was primarily attributed to personnel reductions.

Information Technology Support Expenses

Information technology support expenses decreased 38% to approximately $0.5 million during the fiscal year ended March 31, 2019, compared to $0.8 million in the fiscal year ended March 31. 2018. The decrease was primarily attributed to personnel reductions.

Liquidity and Capital Resources

Net cash used in operations was $0.5 million for the fiscal year ended March 31, 2019 and $1.0 million for the fiscal year ended March 31, 2018. The principal use of cash during each of the fiscal years ended March 31, 2019 and 2018 was to meet the Company’s operating deficits.

Net cash used in investing activities was immaterial for each of the fiscal years ended March 31, 2019 and 2018 and was used primarily to fund the re-design of our Website and, to a lesser extent, purchase of computing equipment.

Net cash provided from financing activities was $0.7 million and $1.0 million in proceeds primarily from convertible promissory notes, senior secured notes, issuance of preferred stock and short-term advances from related parties for each of the fiscal years ended March 31, 2019 and 2018, respectively.

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

Contractual Obligations

The following table summarizes Salon’s contractual obligations as of March 31, 2019, and the effect these contractual obligations are expected to have on Salon’s liquidity and cash flows in future periods (in thousands):

	Total	1 Year or less	1 - 3 Years
Operating lease	$15	$15	$-
Short-term borrowing	1,000	1,000	-
Short-term borrowing interest	512	512
Convertible promissory notes, net	700	700	-
Convertible promissory notes – related party, net	711	711	-
Total	$2,938	$2,938	$-

Capital Requirements

Salon has a history of significant losses and expects to incur a net loss from operations for its fiscal year ending March 31, 2020. Because of past losses, an anticipated loss next year and a history of negative cash flows from operations, Salon’s independent registered public accounting firm for each of the years ended March 31, 2019 and 2018 2017 have included a paragraph in its reports indicating substantial doubt as to Salon’s ability to continue as a going concern. During the last two years, Salon has relied on cash from related party advances and rounds of financing to meet its cash requirements.

Based on current cash projections, which contemplate a smaller operating loss, Salon estimates that it will require approximately $1.5 to $2.0 million in additional funding to meet operating needs. Operating costs in fiscal year 2019 decreased 24% compared to fiscal year 2018, respectively. Subsequent to the end of fiscal year 2017, we took steps to reduce our operating expenses by reducing headcount and not rehiring positions in which we had attrition, and ending certain non-core contracts. However, if planned revenues are less than expected, then we will not meet our operating targets and the projected cash shortfall may be higher. Salon is in discussions with potential investors, including related parties, to obtain additional funding.

There can be no assurance that the Company will be able to raise additional funds on commercially reasonable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

Salon has an operating lease primarily for office space facilities.

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In June 2018, the FASB issued Accounting Standard Update No. 2018-07, Compensation—Stock Compensation (“ASU 2018-07”), to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments for employees, with certain exceptions. Under the new guidance, the cost for nonemployee awards may be lower and less volatile than under current GAAP because the measurement generally will occur earlier and will be fixed at the grant date. This update is effective for the fiscal year ended March 31, 2020.

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

In June 2016, the FASB issued Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which requires companies to consider historical experiences, current market conditions and reasonable and supportable forecasts in the measurement of expected credit losses. This update is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, although early adoption is permitted. We are currently evaluating the impact it will have on our financial statements.

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

Accounting Standards Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which supersedes the revenue recognition requirements in Topic 605. We adopted Topic 606 as of April 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of April 1, 2018. See “Revenue Recognition” in Note 3 of this Annual Report on Form 10-K for further details.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange At and are not required to provide the information required under this item.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Salon Media Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Salon Media Group, Inc. (“the Company”) as of March 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit and cash flows, for each of the years ended March 31, 2019 and 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the year March 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

July 10, 2019

SALON MEDIA GROUP, INC. BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2019	2018
ASSETS
Current assets:
Cash	$269	$67
Prepaid expenses and other current assets	52	50
Current assets held for sale (Note 4)	439	433
Total current assets	760	550

Non-current assets held for sale (Note 4)	210	397
Total assets	$970	$947

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term borrowings and accrued interest	$1,512	$1,439
Convertible promissory notes, net	700	200
Convertible promissory note – related party, net	711	535
Accrued liabilities	904	752
Current liabilities held for sale (Note 4)	1,431	1,287
Total current liabilities	5,258	4,213

Non-current assets held for sale (Note 4)	-	-
Total liabilities	5,258	4,213

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,648,830 and outstanding in 2019 and 2018 (liquidation value of $4,089 in 2019)	2	2
Common stock, $0.001 par value, 900,000,000 shares authorized in 2019 and 2018, 151,056,477 shares issued and outstanding in 2019 and 2018	151	151
Additional paid-in capital	136,312	134,667
Accumulated deficit	(140,753)	(138,086)
Total stockholders’ deficit	(4,288)	(3,266)
Total liabilities and stockholders' deficit	$970	$947

See accompanying notes to financial statements.

SALON MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended March 31,
	2019	2018

Revenues	$-	$-

Operating expenses:
General and administrative	2,596	2,292
Total general and administrative	2,596	2,292

Loss from operations	(2,596)	(2,292)
Change in fair value of share-based liability	-	(79)
Interest expense	(172)	(80)
Warrant discount	(66)	-
Non-cash interest expense – beneficial conversion feature	-	(275)
Net loss from continuing operations	$(2,834)	$(2,726)
Income (Loss) from discontinued operations (Note 4)	167	(379)
Net loss	$(2,667)	$(3,105)

Basic and diluted net loss per share from continuing operations	$(0.02)	$(0.02)

Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)

Weighted average shares used in computing basic and diluted net loss per share from continuing operations	151,056	150,619

Weighted average shares used in computing basic and diluted net loss per share from discontinued operations	151,056	150,619

See accompanying notes to financial statements.

 SALON MEDIA GROUP, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except preferred and common stock shares)

	Preferred		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance, March 31, 2017	-	-	150,000,000	150	$125,053	(134,981)	(9,778)

Shares converted from convertible notes	1,648,830	2	-	-	7,135	-	7,137
Shares from options exercised	-	-	1,056,477	1	11	-	12
Stock-based compensation	-	-	-	-	1,183	-	1,183
Debt discount from convertible notes	-	-	-	-	275	-	275
Reclassification of options to liabilities	-	-	-	-	1,010	-	1,010
Net loss	-	-	-	-	-	(3,105)	(3,105)

Balance, March 31, 2018	1,648,830	2	151,056,477	151	134,667	(138,086)	(3,266)

Stock-based compensation	-	-	-	-	1,526	-	1,526
Issuance of warrants in connection with convertible notes	-	-	-	-	119	-	119
Net loss	-	-	-	-	-	(2,667)	(2,667)

Balance, March 31, 2019	1,648,830	$2	151,056,477	$151	$136,312	$(140,753)	$(4,288)

See accompanying notes to financial statements.

SALON MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss from continuing operations	$(2,834)	$(2,726)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,526	1,183
Mark to market adjustment of options liability	-	79
Amortization of debt discount	66	-
Non-cash interest expense – beneficial conversion feature	-	275
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2)	109
Other assets	-	-
Accrued liabilities	229	810
Deferred rent	-	(58)
Net cash (used in) operating activities – continuing operations	(1,015)	(328)
Net cash provided by (used in) operating activities – discontinued operations	492	(621)
Net cash (used in) operating activities	(523)	(949)

Cash flows from investing activities:
Purchase of equipment and capitalized website development costs	-	-
Net cash (used in) investing activities – continuing operations	-	-
Net cash (used in) investing activities – discontinued operations	-	(150)
Net cash (used in) investing activities	-	(150)

Cash flows from financing activities:
Proceeds from convertible promissory notes	500	200
Proceeds from convertible promissory notes – related party	225	812
Repayments of convertible promissory notes - related party	-	(40)
Proceeds from issuance of common stock	-	11
Net cash provided by financing activities	725	983

Net increase (decrease) in cash	202	(116)
Cash, beginning of year	67	183
Cash, end of year	$269	$67

Amount paid for interest	$-	$-
Amount paid for income taxes	$-	$-

Supplemental schedule of non-cash financing activities:
Issuance of warrants in connection with convertible notes	$119	$-
Conversion of accrued interest to convertible notes	$4	$-
Reclassification of options back to stockholders’ equity	$-	$1,010
Reclassification of mezzanine equity to stockholders’ equity	$-	$6,862
Conversion of convertible promissory note to common stock	$-	$275
Beneficial conversion feature	$-	$275
Accounts payable paid directly by related-party through issuance of promissory note	$-	$38

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

Going Concern

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit as of March 31, 2019 of $140,753. In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2020.  During the last two years, Salon has relied on cash from related-party advances and rounds of financing to meet its cash requirements. Based on current cash projections, which contemplate a smaller operating loss, Salon estimates it will require between $1.5 and $2.0 million in additional funding to meet operating needs.  Operating costs in fiscal year 2019 decreased 24% compared to fiscal year 2018, respectively. Subsequent to the end of fiscal year 2018, we took steps to reduce our operating expenses by reducing headcount and not rehiring positions in which we had attrition, and ending certain non-core contracts.  However, if planned revenues are less than expected, then we will not meet our operating targets and our projected cash shortfall may be higher. Salon is in discussions with potential investors, including related parties, to obtain additional funding. In addition, in March 2019, the Company entered into an asset purchase agreement with Salon.com, LLC pursuant to which it agreed to sell substantially all of its assets for an aggregate purchase price of $5 million. Following consummation of this agreement, it is intended that the Company will cease to be an operating company. As the Company will cease to have any revenue generating activities at that time, it is unlikely that the Company will raise additional funds on commercially reasonable terms, if at all.  Further, there is no guarantee that the proceeds from the asset sale will be sufficient to satisfy all of the Company’s creditors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

We recognize revenue when we transfer control of promised goods or services to our customer in an amount that reflects the consideration we expect to be entitled to in exchange for those good or services.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate the transaction price to each performance obligation based on the estimated standalone selling price of the promised good or service.

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

Accounts receivable, net

Accounts receivable are stated net of doubtful accounts. Salon estimates the collections of the accounts receivable balance and maintains allowances for estimated losses. Salon analyzes accounts receivable, historical bad debts, receivable aging, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company’s allowance for doubtful accounts at March 31, 2019 and 2018 was $15, respectively. We believe that our allowance for doubtful accounts is sufficient to cover uncollectible receivables as of March 31, 2019 and 2018.

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

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources. There were no differences between the net loss for the years ended March 31, 2019 and 2018 and comprehensive loss for those periods.

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

Common Stock Purchase Warrants

            The Company accounts for common stock purchase warrants in accordance with FASB ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 185”).  As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for stock warrants is estimated as the grant date based on each warrant’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model value method for valuing the impact of the expense associated with these warrants.

Net loss per share attributable to common shareholders

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the year, as follows:

	Years Ended March 31,
	2019	2018
Numerator:
Net loss from continuing operations	$(2,834)	$(2,726)
Net income (loss) from discontinued operations	$167	$(379)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	151,056,000	150,619,000

Basic and diluted net loss per share from continuing operations	$(0.02)	$(0.02)

Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)

Antidilutive securities including options, convertible debts and preferred stock not included in net loss per share calculation	280,812,000	271,858,000

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

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2018 and 2017 for each fair value hierarchy level:

March 31, 2019	Share Based Liability	Total
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-

March 31, 2018	Share Based Liability	Total
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-

In management’s opinion, the fair value of stock-based compensation is approximate to the trading price of the Company’s stock.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of March 31, 2019 and 2018, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Concentrations of credit risk

Financial instruments that potentially subject Salon to concentrations of credit risk consist primarily of trade accounts receivable. Salon performs ongoing credit evaluations of its customers, but does not require collateral. Salon provides an allowance for credit losses that it periodically adjusts to reflect management’s expectations of future losses. Two customers accounted for approximately 72%, and 14% of accounts receivable as of March 31, 2019. Three customers accounted for approximately 16%, 12% and 10% of accounts receivable as of March 31, 2018. Two customers accounted for approximately 19% and 13% of revenues for the fiscal year ended March 31, 2019. One customer accounted for approximately 41% of revenues for the fiscal year ended March 31, 2018.

Accounting Standards Not Yet Adopted

In June 2018, the FASB issued Accounting Standard Update No. 2018-07, Compensation—Stock Compensation (“ASU 2018-07”), to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments for employees, with certain exceptions. Under the new guidance, the cost for nonemployee awards may be lower and less volatile than under current GAAP because the measurement generally will occur earlier and will be fixed at the grant date. This update is effective for the fiscal year ended March 31, 2020.

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

In June 2016, the FASB issued Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which requires companies to consider historical experiences, current market conditions and reasonable and supportable forecasts in the measurement of expected credit losses. This update is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, although early adoption is permitted. We are currently evaluating the impact it will have on our financial statements.

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

Accounting Standards Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which supersedes the revenue recognition requirements in Topic 605. We adopted Topic 606 as of April 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of April 1, 2018. The cumulative impact of adopting Topic 606 was immaterial and no adjustments to the opening balance of retained earnings were recorded. There was no impact to revenues for the year ended March 31, 2019 as a result of applying Topic 606.

Reclassifications

Certain reclassifications, not affecting previously reported net loss, have been made to the previously issued financial statements to conform to the current period presentation.

Note 3. Revenue

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On April 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts that were not completed as of April 1, 2018. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The cumulative impact of adopting Topic 606 was immaterial and no adjustments to the opening balance of retained earnings were recorded. There was no impact to revenue for the year ended March 31, 2019 as a result of applying Topic 606.

Disaggregation of Revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those good or services.

The following table presents our revenues disaggregated by revenue source (in thousands):

	Year Ended March 31,
	2019		2018
	Amount	%	Amount	%
Advertising	$2,524	84%	$3,595	79%
Subscription Program	29	<1%	4	<1%
Referral and Other	447	15%	938	20%
Total	$3,000	100%	$4,537	100%

Advertising

Advertising revenue is generated from advertisements displayed on our website and mobile applications. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; native advertisements, which are advertisements created to match the form and function of the platform on which they appear; or sponsored content. Revenue is recognized on a cost-per-impression basis, which means a customer pays us based on the number of times their ads are displayed on Salon Media Groups properties.

We enter into revenue-sharing arrangements with our partners, such as those relating to our advertiser network, we report revenue on a gross or net basis depending on whether we are considered the principal in the transaction. In addition, we consider which party controls the service, including which party is primarily responsible for fulfilling the promise to provide the service. We also consider which party has the latitude to establish the sales prices to advertisers. In certain cases, the Company is considered the agent, and the Company records revenue equal to the net amount retained when the fee is earned. In these cases, costs incurred with third-party suppliers are excluded from the Company’s revenue.

Subscription Program

Subscription revenue is generated by users who pay for ad-free content.  We offer a monthly or yearly subscription plan in exchange for an ad-free experience. The subscription service is available for users who read Salon on a web browser, and for users using a Salon app for the phone.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Referral and Other Fees

Referral income is generated when a user clicks on an ad that sends a Salon user to a participating third-party website. We contract with third party content discovery companies who pay us a pre-determined CPM for traffic that clicks through into their network of websites.

Deferred Revenue

Deferred revenue consists of amounts received from or invoiced to customers in advance of our performance obligations being satisfied, including amounts which are refundable.

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

Practical Expedients and Exemptions

We generally expense sales commissions, when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing on our statements of operation. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Note 4. Discontinued Operations

On March 6, 2019, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Salon.com, LLC (“Buyer”) under which it agreed to sell substantially all of its assets (the "Asset Sale"), including all pertinent intellectual property rights comprising the Company’s business of owning, operating and publishing the website known as Salon.com, (the “Business”), but excluding its cash, cash equivalents and marketable securities and certain contracts and right related to those contracts and tax refunds and insurance policies and rights related to excluded assets, to the Buyer for an aggregate Purchase Price of $5 million payable plus the amount of the Earn-Out Payment (as described below) and the assumption of certain assumed liabilities, all pursuant to the terms of the Asset Purchase Agreement.  The purchase price is payable in cash as follows:  (i) $550 in payable in cash at closing; (ii)  $100 shall be deposited with the Escrow Agent, which amount shall be released to us in accordance with the terms of the Asset Purchase Agreement; (iii) $500 of which was previously paid to the Company as a deposit concurrent with execution of the term sheet for the Asset Purchase Agreement (the "Deposit") and (iv) $3,850 via issuance of a 10% secured promissory note, which note shall be paid in 2 equal installments on the 12 month and 24 month anniversary of the closing date.  This note shall be secured by all of the assets being sold to Buyer under the Asset Purchase Agreement.   As a result of the Company entering into the Asset Purchase Agreement, the Company’s operations have been characterized as discontinued operations in its financial statements pursuant to Regulation

The following table summarizes the results of discontinued operations:

	Years Ended March 31,
	2019	2018
Revenues	$3,000	$4,537

Expenses:
Production and content	2,426	3,748
Sales and marketing	46	489
Technology	486	763
Total expenses	2,958	5,000

Income (Loss) from discontinued operations	42	(463)
Gain on settlement of accounts payable	125	84
Net Income (Loss) from discontinued operations	$167	$(379)

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following table summarizes the assets and liabilities of discontinued operations:

	March 31,
	2019	2018
ASSETS
Current Assets
Accounts receivable, net	$439	$433
Total current assets held for sale	439	433

Non-current Assets
Property, software development and equipment, net	210	359
Other assets, principally intangibles	-	38
Total non-current assets held for sale	210	397
Total Assets Held for Sale	$649	$830

LIABILITES
Current Liabilities
Accounts payable	$1,344	$1,198
Accrued liabilities	87	89
Total current liabilities held for sale	1,431	1,287

Non-current Liabilities
Other liabilities	-	-
Total non-current assets held for sale	-	-
Total Liabilities Held for Sale	$1,431	$1,287

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 5. Property, Software Development and Equipment, included in Assets Held for Sale

	March 31,
	2019	2018
Property, software development and equipment, net
Computer hardware and software	$151	$170
Software and website development	413	649
Furniture and office equipment	19	21
	583	840
Less accumulated depreciation	(373)	(481)
	$210	$359

Qualifying website development costs incurred during the application development stage, which consist primarily of outside services and design of our Website, are capitalized and included in property, software development and equipment, net in the balance sheets. Website development costs of $0 and $150 were capitalized and the related amortization expense of $138 and $69 was reported during the fiscal years ended March 31, 2019 and 2018, respectively.

Depreciation and amortization expense for the fiscal years ended March 31, 2019 and 2018 was $149 and $91, respectively.

Note 6. Borrowing Agreements

Short-term borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%. In September 2016, this credit agreement was transferred to Raymond James and Associates, Inc. (“Raymond James”) after Deutsche Bank Securities Inc. sold its accounts. The agreement is guaranteed in its entirety by Salon’s former Chairman, John Warnock. The line of credit of $1,000 has been fully drawn as of March 31, 2019 and 2018. Salon and its former Chairman have agreed to lift previously agreed restrictions on the timing of borrowing to permit borrowing to continue under the agreement with the guarantee of the former Chairman. Raymond James may demand repayment of amounts borrowed at any time. Additionally, Mr. Warnock may also choose to terminate his guarantee, which would trigger a demand for repayment. As of March 31, 2019 and 2018, accrued interest on bank debt totaled $512 and $439, respectively. During the fiscal years ended March 31, 2019 and 2018, the weighted average interest rate on the Company’s short-term borrowings remained constant at approximately 3.6% and 3.5%, respectively.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Convertible promissory notes

Interest bearing convertible promissory notes

During the fiscal year ended March 31, 2019, the Company received $110 from related parties in the form of Bridge Notes as part of the Securities Purchase Agreement. The notes have a one-year maturity and bear a 10% interest rate.  The notes will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million. In the event of no conversion, the notes are payable in cash or convert into a number of shares of Common Stock of the Company, rounded down to the nearest whole share based on the Company’s as diluted price per share on the maturity date. The conversion price will equal to 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per each month after the fourth month anniversary; provided however that the conversion price will never be less than the greater of (A) sixty percent (60%) of the purchase price paid in the qualified financing and (B) the price per share paid by investors in the most recently consummated offering of the Company’s Common Stock, or $0.0124 per share, the conversion price in the Series A Mandatorily Convertible Preferred Private Placement, if the financing occurs more than four months after the date of the Securities Purchase Agreement.

Interest bearing senior secured notes

During the fiscal year ended March 31, 2019 the Company received $114.5 in advances from related parties. These advances accrued interest at a rate of 10% per annum and payable within one year from the date of advance. On December 7, 2018, these advances and all accrued interest were exchanged for secured notes in the amount of approximately $118.9. These notes bear a 10% interest rate and are payable on June 30, 2019. In addition, on December 7, 2018, the Company issued warrants to the secured note holders to purchase 11,312,600 shares of our common stock at an exercise price of $0.01 per share. The warrants expire five years from the issuance date and can be exercised with cash or cancellation of the secured notes referenced above.

During the fiscal year ended March 31, 2019, the Company received $500 from PubLife, LLC upon execution of a term sheet for the sale of the Salon.com business, which is the basis for the Asset Purchase Agreement discussed below. Upon closing of the Asset Purchase Agreement, this $500 is to be credited against the purchase price. If the Company fails to close the Asset Purchase Agreement or breaches the term sheet with PubLife related to the Asset Purchase Agreement, this $500 will convert into a 10% secured promissory note payable within 90-days of issuance, secured by all of the Company’s assets and senior to all indebtedness of the Company.

Note 7. Related Party Transactions

Promissory Notes

Various related parties have provided immediately available funds to serve as a bridge to the Company’s 2018 and 2019 equity capital raises through the issuance and sale of interest bearing convertible promissory notes that are convertible into shares of the Company’s Common Stock in accordance with the terms of these notes and their securities purchase agreements.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following is a summary of these related party bridge convertible promissory notes issued during the fiscal year ended March 31, 2019:

Note Date	Related Party Purchasers	Principal Amount	Interest Rate	Maturity Date	Purchase Agreement	Equity Capital Raise
10/26/17	Humilis Holdings Capital Fund LP (1)	$125	$10%	10/26/18	10/26/17	2017
11/30/17	Eu Revocable Trust (2)	$50	10%	11/30/18	11/30/17	2017
11/30/17	Jordan Hoffner (3)	$75	10%	11/30/18	11/30/17	2017
12/12/17	Jordan Hoffner (3)	$38	10%	12/12/18	12/12/17	2017
12/12/17	Jordan Hoffner (3)	$22	10%	12/12/18	12/12/17	2017
01/09/18	Jordan Hoffner (3)	$75	10%	01/09/19	01/09/18	2017
02/26/18	Jordan Hoffner (3)	$100	10%	02/26/19	02/26/18	2018
03/29/18	Jordan Hoffner (3)	$50	10%	03/29/19	03/29/18	2018
04/10/18	Eu Revocable Trust (2)	$50	10%	04/10/19	04/10/18	2019
04/12/18	Humilis Holdings Capital Fund LP (4)	$50	10%	04/12/19	04/12/18	2019
04/07/18	Jordan Hoffner (3)	$10	10%	04/27/19	04/07/18	2019
12/07/18	Humilis Holdings Capital Fund LP (4)	$52	10%	06/30/19	12/07/18	2019
12/07/18	Jordan Hoffner (3)	$67	10%	06/30/19	12/07/18	2019
Total Convertible Related Party Promissory Notes		$764
Less: Debt Discount		$(53)
Total Convertible Related Party Promissory Notes, net of discount		$711

(1)	Trevor Colhoun, Director, is one of the Managing Members of Humilis Holdings Capital Management Company which provides management services to Humilis Holdings Capital Fund LP.

(2)	Elizabeth Hambrecht was the CFO of the Company until September 28, 2018, she is the daughter of William Hambrecht, Director, and she is the trustee of the Trust.

(3)	Jordan Hoffner was the CEO of the Company until May 3, 2019, he is currently a Director.

(4)	Trevor Colhoun, Director, is one of the Managing Members of Humilis Holdings Capital Fund LP

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

The Initial Closing was completed on January 26, 2017. In the Initial Closing, we sold to the Purchasers an aggregate of 805,824 shares of Series A Preferred Stock for a total purchase price of $1 million. The investors in the Initial Closing included the Company’s former CEO, Jordan Hoffner, and certain of his family members, the Company’s former CFO, Elizabeth Hambrecht, and the Company’s Director, William Hambrecht.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Second Closing was completed on March 23, 2017. In the Second Closing, we sold to the Purchasers an aggregate of 173,252 shares of Series A Preferred Stock for a total purchase price of $215. The Second Closing included only investors who had previously indicated interest in participating in the Private Placement. The investors in the Second Closing included Mr. Hoffner, Ryan Nathanson, the Company’s former Chief Operating Officer, and Ms. Jordana Brondo, the Company’s former Chief Revenue Officer.

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

The following summarizes related party purchasers in the Initial, Second and Final Closings:

Related-party Purchasers	Shares of Series A Preferred Stock	Stage of Closing	Aggregate Purchase Price
Humilis Holdings Capital Fund LP (1)	443,203	Initial	$550
Hambrecht 1980 Revocable Trust (2)	80,582	Initial	$100
Eu Revocable Trust (3)	40,291	Initial	$50
Jordan Hoffner	20,146	Initial	$25
Pershing LLC as Custodian, Jordan Jon Hoffner IRA Rollover (4)	20,146	Initial	$25
Larry Hoffner (5)	20,146	Initial	$25
Pershing LLC as Custodian, Jordan Jon Hoffner IRA Rollover (4)	40,291	Second	$50
Jordana Brondo (6)	32,233	Second	$40
Ryan Nathanson (7)	12,087	Second	$15
Hambrecht 1980 Revocable Trust (2)	120,873	Final	$150
Jordan Jon Hoffner Pershing LLC (4)	80,582	Final	$100
Eu Revocable Trust (3)	20,146	Final	$25
Total	930,726		$1,155

(1)	Trevor Colhoun, Director, is a Managing Member of Humilis Holdings Capital Management Company which provides management services to Humilis Holdings Capital Fund LP.
(2)	William Hambrecht, Director, father of Elizabeth Hambrecht, former CFO; Mr. Hambrecht is the trustee of the Trust.
(3)	Elizabeth Hambrecht, former CFO, is the trustee of the Trust.
(4)	Jordan Hoffner, former CEO, is the Custodian of the account.
(5)	Larry Hoffner is the father of Jordon Hoffner, former CEO.
(6)	Former Chief Revenue Officer.
(7)	Former Chief Operating Officer.

SALON MEDIA GROUP, INC.

NOTES FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 8. Accrued Expenses from Continuing Operations

	March 31,
	2019	2018
Accrued Expenses
Salaries and wages payable	113	45
Accrued services	6	220
Other accrued expenses	785	487
	$904	$752

Note 9. 401(k) Savings Plan

Salon’s 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution retirement plan intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of Salon are eligible to participate in the 401(k) Plan pursuant to its terms. Participants may contribute from 1% to 20% of compensation, subject to statutory limitations. Employer matching contributions are discretionary based on a certain percentage of a participant’s contributions as determined by management of Salon. Salon has not made any discretionary matching contributions to the 401(k) Plan through March 31, 2019.

Note 10. Common Stock

On March 31, 2019 and March 31, 2018, 900,000,000 common shares, par value $0.001, were authorized, of which 151,056,477 shares were issued and outstanding.

Note 11. Employee Stock Option Plans

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

SALON MEDIA GROUP, INC.

NOTES FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Salon may grant restricted stock awards to officers that typically vest over an approximate four-year period. Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to dividends and voting rights.

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

As of March 31, 2019, Salon has approximately 13,050,000 shares authorized to be issued under the 2014 Stock Incentive Plan of which approximately 10,530,000 shares remain available for future grant.

Stock based compensation expense recognized for the years ended March 31, 2019 and 2018 and 2017 was $1,526 and $1,262, which consisted of stock-based compensation expense related to stock options.

As of March 31, 2019, the aggregate stock compensation remaining to be amortized to expense was $2,888. Salon expects this stock-based compensation balance to be amortized as follows: $1,310 during fiscal year 2020; $1,134 during fiscal year 2021; and $444 during fiscal year 2022. The expected amortization reflects only outstanding stock option awards as of March 31, 2019.

No amounts were recorded relating to excess tax benefits from the exercise of stock-based compensation awards during the year ended March 31, 2019, 2018 and 2017 and as a result there were no differences in net cash used in operating and financing activities.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Year Ended March 31,
	2019			2018
Risk-free interest rates	1.75	–	2.55%	1.75	–	2.55%
Expected lives (in years)	5.7	–	6.3	5.7	–	6.3
Expected volatility	437	–	453%	437	–	453%
Dividend yield		0.0%			0.0%

We did not grant any options during the fiscal year ended March 31, 2019.

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

The following table summarizes activity under Salon’s plans for the years ended March 31, 2018 and 2019:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2017	19,177,000	$0.21	8.2	$223
Granted	44,379,000	$0.06
Exercised	(1,057,000)	$0.01
Expired or forfeited	(4,422,000)	$0.15
Outstanding as of March 31, 2018	58,077,000	$0.06	9.1	$284
Granted	0
Exercised	0
Expired or forfeited	(7,141,000)	$0.14
Outstanding as of March 31, 2019	50,936,000	$0.06	8.1	$0
Exercisable as of March 31, 2019	24,408,000	$0.06	7.9	$0
Vested and expected to vest as of March 31, 2019	70,635,000	$0.06	8.1	$0

SALON MEDIA GROUP, INC.

NOTES FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following table summarizes information about stock options outstanding as of March 31, 2019:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number of	Remaining	Average	Number of	Average
Range of			Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices			Outstanding	Life (Years)	Price (1)	Exercisable	Price
$0.05	-	$0.06	50,726,000	8.1	$0.06	24,198,000	$0.06
$0.11	-	$0.16	190,000	0.5	$0.12	190,000	$0.12
$0.24	-	$0.24	20,000	5.6	$0.24	20,000	$0.24
			50,936,000	8.1	$0.06	24,408,000	$0.06

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

The weighted average grant date fair value per share of the stock option awards granted in the years ended March 31, 2019 and 2018 was $0.0 and $0.13, respectively. The weighted average fair value of options vested during the years ended March 31, 2019 and 2018 was $0.15 and $0.19 per share, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2019 and 2018 were nil. A total of 1,056,477 options were exercised during the year ended March 31, 2018, respectively. No options were exercised during the year ended March 31, 2019.

Note 12.  Stock Warrants

During the fiscal year ended March 31, 2019, the Company issued 11,312,600 five-year warrants with an exercise price of $0.01 in connection with notes payable.  The fair value of the warrants of $119 was recorded as a discount to the notes payable, and charged to additional paid-in capital during the fiscal year ended March 31, 2019.

A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Terms
Outstanding as of March 31, 2017	0	$-	-
Granted	0	$-	-
Expired	0	$-	-
Outstanding as of March 31, 2018	0	$-	-
Granted	11,312,600	$0.01	4.69
Expired	0	$-	-
Outstanding as of March 31, 2019	11,312,600	$0.01	4.69
Exercisable as of March 31, 2019	11,312,600	$0.01	4.69

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 13. Commitments and Contingencies

On October 17, 2017, we signed a two-year office lease agreement for our San Francisco headquarters at 870 Market Street, San Francisco, California. The two-year lease, for approximately 1,072 square feet, commenced on December 1, 2017 and will terminate on November 30, 2019. On April 9, 2019 the Company terminated the lease effective June 30, 2019. The outstanding lease obligation is approximately $15 for the remaining three months of the lease.

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

Rent expense under operating lease agreements was $333 and $555 for the years ended March 31, 2019 and 2018, respectively.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Total future minimum payments under our operating lease and short-term borrowing in effect as of March 31, 2019 are as follows:

	Total	1 Year or less	1 - 3 Years
Operating lease	$15	$15	$-
Short-term borrowing	1,000	1,000	-
Short-term borrowing interest	512	512
Convertible promissory notes, net	700	700	-
Convertible promissory notes – related party, net	764	764	-
Less: Debt discount	(53)	(53)
Total	$2,938	$2,938	$-

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

Note 14. Income Taxes

The Company follows ASC 740, Accounting for Income Taxes. During 2020, there will be a change in control of the Company. Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For federal income tax purposes, the Company uses the accrual basis of accounting, the same that is used for financial reporting purposes.

The Company did not have taxable income during the fiscal years ended March 31, 2019 or 2018.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company’s deferred tax assets consisted of the following as of the fiscal years ended March 31, 2019 and 2018.

	March 31,
	2019	2018
Net operating losses	23,280	$22,385
Valuation allowance	(23,280)	(22,385)
Net deferred tax asset	$-	$-

Salon has not recorded a provision or benefit for federal or state income taxes for any period since inception due to incurred operating losses. As of March 31, 2019, Salon has net operating loss carryforwards of $96,504 and $27,800 for federal and state purposes, respectively, available to reduce future taxable income, if any.  The federal net operating loss carryforwards begin to expire on March 31, 2020 if not utilized beforehand.  The state net operating loss carryforwards begin to expire on March 31, 2028 if not utilized beforehand.

Note 15. Preferred Stock

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

The Initial Closing was completed on January 26, 2017. In the Initial Closing, we sold to the Purchasers an aggregate of 805,824 shares of Series A Preferred Stock for a total purchase price of $1 million. The investors in the Initial Closing included the Company’s former CEO, Jordan Hoffner, and certain of his family members, the Company’s former CFO, Elizabeth Hambrecht, and the Company’s Director, William Hambrecht.

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

The exchange rate and common equivalent shares of our Series A Preferred Stock as of March 31, 2019 are as follows:

Preferred Stock	Shares Outstanding	Per Share Exchange Rate	Common Equivalent Shares
Series A	1,648,830	100.000	164,883,000
Total	1,648,830		164,883,000

Effective June 28, 2019, the Company effectuated a mandatory conversion of the 1,648,830 shares of its Series A Preferred Stock into 164,883,000 shares of our Common Stock.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 16. Subsequent Events

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

Second Amendment to Asset Purchase Agreement

On June 30, 2019, we entered into a Second Amendment to Asset Purchase Agreement with Buyer under which the parties revised the Asset Purchase Agreement to provide that amounts delivered into escrow upon execution would not be used to compensate any Buyer Indemnified Parties for any losses under the Asset Purchase Agreement.

Settlement Agreements with Jordan Hoffner and Elizabeth Hambrecht

On July 1, 2019, we entered into a Settlement Agreement and Release with each of Jordan Hoffner, our former CEO and Elizabeth Hambrecht, our former CFO.  Under the terms of each agreement, we agreed to pay Mr. Hoffner and Ms. Hambrecht, as applicable, the total sum of Thirty Thousand dollars ($30,000.00) (the “Settlement Payment”) on the earlier of (i) 2 business days after the Closing of that certain Asset Purchase Agreement and (ii) December 31, 2019 (the “Payment Date”).  Each of Mr. Hoffner and Ms. Hambrecht Claimant acknowledges that, upon receipt of the Settlement Payment, they will have been paid all wages, severance, all unreimbursed business expenses, and all accrued but unused vacation pay due and owing to them further waived any additional claims for unpaid salary or wage amounts, unreimbursed business expenses, and accrued but unused vacation pay. Each of Mr. Hoffner and Ms. Hambrecht executed a general release of all claims under their respective agreements.  As of March 31, 2019, the Company has accrued $30,000 for each settlement payment to Jordan Hoffner and Elizabeth Hambrecht.

SALON MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Departure of Directors or Principal Officers

Effective May 3, 2019, Jordan Hoffner resigned as the Company’s Chief Executive Officer.

Appointment of Officers

Effective May 3, 2019, in connection with Mr. Hoffner’s resignation as Chief Executive Officer, the board appointed Richard MacWilliams as the Company’s acting Chief Executive Officer and the board also appointed Trevor Colhoun as the Company’s acting Chief Financial Officer to fill the vacancy from Ms. Elizabeth Hambrecht’s prior resignation. Messrs. MacWilliams and Colhoun both currently serve as Directors of the Company. Mr. MacWilliams will receive $7.5 per month for his role as acting CEO and Mr. Colhoun will receive $2.5 per month for his role as acting CFO. The relevant biographies for Mr. MacWilliams and Mr. Colhoun are set forth below.

Mandatory Conversion of Series A Preferred Stock

Effective June 28, 2019, the Company effectuated a mandatory conversion of its 1,648,830 shares of Series A Preferred Stock into 164,883,300 shares of the Company’s Common Stock.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Company’s executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K (March 31, 2019), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Company’s management, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were not effective due to the following material weaknesses:

1.	Lack of segregation of duties; and
2.	Failure to implement accounting controls
3.	Procedures related to identification and approval of related party transactions

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2019, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2019 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Salon’s executive officers and directors as of July 1, 2019 are as follows:

Name	Age	Position
Richard MacWilliams(1) (2) (3)	67	Chairman of the Board and Acting CEO
Trevor Colhoun(1) (2)	42	Director and Acting CFO
Jordan Hoffner(1)	49	Director
William Hambrecht(1)	83	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating Committee

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

Trevor Colhoun was elected to serve as Director on January 25, 2017. Mr. Colhoun is a Managing Member of Humilis Holdings Capital Management LLC. From September 2009 to December 2013, Mr. Colhoun was Manager of Walnut Financial Services, Inc., which he founded as a subsidiary of Humilis Holdings LP. Walnut Financial is a private equity factoring fund. From 2007 to present, Mr. Colhoun has acted as Managing Partner of Humilis Holdings, LP, an investment fund that directed capital in private equity, debt, and real estate equity. Prior to Humilis Holdings, Mr. Colhoun served as Vice President of Capital Markets at Piper Jaffray from 2002 to 2007. During his tenure at Piper Jaffray, Mr. Colhoun was instrumental in leading over 50 public company transactions and along with his partner were the largest producers in the firm. Before joining Piper Jaffray, Mr. Colhoun was an Associate in Institutional Sales with C.E. Unterberg, Towbin, a technology only investment bank, from 2000 to 2002. Mr. Colhoun served as an Equity Analyst for Bear Stearns from 1998 to 2000 for the firm’s internal equity hedge fund.

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

Based solely on Salon’s review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with, except that Messrs. Colhoun and Hoffner failed to file Form 4s with respect to their receipt of warrants to purchase common stock on December 2018.

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

During the fiscal year ended March 31, 2019, the members of our Audit Committee were Messrs. MacWilliams, Hambrecht, Colhoun and Hoffner. The Company has adopted the NYSE MKT Rules to determine the independence of the members of the Board. Pursuant to the NYSE MKT Rules, the Company has determined that Messrs. MacWilliams and Colhoun are independent directors were independent during the year ended March 31, 2019. As a result of their appointments as officers of the Company on May 3, 2019, Messrs. MacWilliams and Colhoun are no longer independent as of the date of filing of this Report.

ITEM 11. Executive Compensation

Executive Compensation

The following table shows, for the fiscal year ended March 31, 2019, the compensation of Salon’s (i) principal executive officer; (ii) principal financial officer; and (iii) the two most highly compensated executive officers, collectively the “Named Executive Officers”:

Summary Compensation Table

					Non-Equity
				Option	Incentive Plan
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Total ($)

Jordan Hoffner (2)	2019	93,613	-	1,398,394	-	1,492,007
Chief Executive Officer (Until May 3, 2019)	2018	223,637	-	889,261	-	1,112,898
Elizabeth Hambrecht (3)	2019	15,603	-	-	-	15,603
Chief Financial Officer (Until September 27, 2018)	2018	69,470	-	96,004	-	165,474
Ryan Nathanson (4)	2019	65,278	-	19,143	-	84,421
Chief Operating Officer (Until July 27, 2018)	2018	222,917	-	37,546	-	260,462
Jordana Brondo (5)	2019	-	-	-	-	-
Chief Revenue Officer (Until August 25, 2017)	2018	153,626	-	-	-	153,626

(1)

The amounts shown are the compensation costs recognized by Salon in fiscal years 2019 and 2018 for options awards, as determined pursuant to ASC 718 Compensation – Stock Compensation, excluding any estimates of future forfeitures. For a discussion of the assumptions used to calculate the value of the option awards, see Note 7 of the Notes to the Financial Statements.

(2)

Mr. Hoffner was appointed CEO and Director effective May 23, 2016 at a base annual salary of $300,000. Due to cash flow constraints, Mr. Hoffner agreed to temporarily reduce his salary at specific times during the year. Mr. Hoffner’s last day with the Company as Chief Executive Officer was May 3, 2019.

(3)

Ms. Hambrecht was appointed CFO on November 11, 2014.  Since July 2, 2013, Ms. Hambrecht had served as Interim CFO.  Ms. Hambrecht had an annual salary of $200,000. Due to cash flow constraints, Ms. Hambrecht agreed to temporarily reduce her salary at specific times during the year. Ms. Hambrecht’s last day with the Company as Chief Financial Officer was September 27, 2018.

(4)

Mr. Nathanson was appointed Chief Operating Officer effective February 1, 2017 at a base annual salary of $225,000. Mr. Nathanson’s last day with the Company as Chief Operating Officer was July 27, 2018.

(5)	Ms. Brondo was appointed Chief Revenue Officer effective June 20, 2017 at a base annual salary of $190,000. Ms. Brondo’s last day with the Company as Chief Revenue Officer was August 25, 2017.

Grants of Plan-Based Awards in Fiscal Year 2019

No equity awards were granted during the 2019 fiscal year to the Named Executive Officers.

Outstanding Equity Awards at Fiscal 2019 Year-End

The following table sets forth the outstanding equity awards for each Named Executive Officer as of March 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
			Equity Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities	(2)
	Unexercised	Unexercised	Underlying	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price	Date
Jordan Hoffner (1)	8,699,843	3,954,475		$0.06	06/09/2026
	11,722,689	19,537,816		$0.06	09/06/2027
	336,538	-		$0.06	09/06/2027

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

(2)	The original exercise price per share on date of option grant was repriced to $0.06 per share as per Board approval on 03/14/18.

Option Exercises during Fiscal Year 2019

During the year ended March 31, 2019, no stock options were exercised.

401(k) Savings Plan and Other Benefits

Salon has a 401(k) savings plan for its employees that allows for matching contributions and profit-sharing. Due to limited cash, Salon has never made matching or profit-sharing contributions and has no intention to do so in the 2019 fiscal year. Salon does not have a deferred compensation plan for any employee. None of Salon’s executive officers is covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in conjunction with retirement.

Nonqualified Deferred Compensation

Salon does not have any nonqualified deferred compensation plan.

Potential Payments Upon Termination or Change in Control

Salon’s prior employment agreement with Mr. Hoffner provides for certain benefits in the event of an involuntary termination of service related to a change in control of Salon as defined within. Under the agreement, Mr. Hoffner will be entitled to a lump sum cash severance payment in an amount equal to one year of his base salary; and, if Mr. Hoffner is covered under the Company’s group health plan at the time of such a termination, the Company will reimburse him for one year’s payment of COBRA premiums. Mr. Hoffner resigned as Chief Executive Officer on May 3, 2019. Mr. Hoffner waived his rights to receive severance in connection with his execution of the Settlement Agreement and Release with us on July 1, 2019.

Compensation of Directors

The following table details the total compensation paid to Salon’s non-employee directors for its 2019 fiscal year. The amounts shown are the compensation costs recognized by Salon in fiscal year 2019 for option awards, as determined pursuant to ASC 718, excluding any estimates of future forfeitures. For a discussion of the assumptions used to calculate the value of the option awards, see Note 7 of Notes to the Financial Statements.

	Fees Earned
	or Paid in	Option
Name	Cash	Awards (4)	Total
William Hambrecht (1) (3)	$-	$16,972	$16,972
Richard MacWilliams (2)	$25,000	$28,286	$53,286
Trevor Colhoun (3)	$25,000	$16,972	$41,972

(1)

On February 11, 2014, each Director received an option to purchase 10,000 shares of Common Stock. The grant date fair value of each stock option award was $2,000. The exercise price per share for the grants to all of the Directors was $0.20. Each stock option grant is subject to a standard vesting over a forty-eight-month period.

(2)

On September 6, 2017, the Chairman of the Board received an option to purchase 1,923,077 shares of Common Stock at $0.13 per share. The grant date fair value was $250,000. The exercise price was repriced to $0.06 per share on March 14, 2018. Each stock option grant is subject to a standard vesting over a forty-eight-month period.

(3)

On September 6, 2017, each Director (with the exception of the Chairman of the Board) received an option to purchase 1,153,846 shares of Common Stock at $0.13 per share. The grant date fair value of each stock option award was $150,000. The exercise price was repriced to $0.06 per share on March 14, 2018. Each stock option grant is subject to a standard vesting over a forty-eight-month period.

(4)	On March 14, 2018, the Board authorized the Company to reprice exercise prices of certain outstanding stock options that are above current fair market value of Salon’s Common Stock to $0.06 per share.

Compensation Committee Interlocks and Insider Participation

None of Salon’s executive officers has served as a member of the compensation committee or Board of Directors of any other entity that has an executive officer serving as a member of Salon’s Board.

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

Cash constraints have hampered Salon in attracting new executives. Due to insufficient cash, Salon has only been able to offer its CEO and CFO only a competitive base annual salary and until this past fiscal year, has not been able to implement a non-equity incentive compensation plan, or award meaningful annual cash bonuses to these executives. As a consequence, Salon has had to rely on stock option and restricted stock awards in lieu of cash compensation for these officers. Salon has also had to rely on offering substantial equity awards to entice prospective new executives to join Salon. Besides cash constraints, Salon faces challenges in hiring and retaining executives due to a relatively small pool of available executive talent in its industry, and because it competes with more established media companies and better funded upstarts. Salon has experienced difficulties in finding and retaining suitable executives to lead its sales and technology efforts, positions in high demand. As Salon’s brand recognition has increased, so has the demand for its trained talent.

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

Bonuses and Non-Equity Incentive Plan Compensation. Certain named executives are eligible for a cash bonus. Due to limited cash, historically no meaningful cash bonuses have been granted in the past to Salon’s CEO, CFO, or Editor-in-Chief. In fiscal years 2018 and 2019, we did not pay any cash bonuses to our executives.

In order to align corporate goals and provide incentives for its Named Executive Officers, it is anticipated that the Compensation Committee will approve bonus plans for fiscal year 2020 consistent with those implemented in fiscal year 2019, which will specify operating and profitability targets that should increase the enterprise value of the Company.

All bonus plans and non-equity incentive plans are approved by Salon’s Compensation Committee upon consultation with the CEO.

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

The number of stock options Salon granted to executives has varied widely and irregularly. No options were granted to executives during fiscal year 2019. During fiscal year 2018, the Board granted options to acquire 31,597,043 shares to Mr. Hoffner, 721,154 shares to Ms. Hambrecht and 3,720,857 shares to Mr. Nathanson.

The Salon Media Group, Inc. 2004 Stock Plan expired on November 17, 2014 and no additional options may be issued under this Plan.

The Board adopted the 2014 Stock Incentive Plan on January 21, 2014 and also approved a resolution on June 12, 2014 to amend the 2014 Stock Incentive Plan to comply with certain California Code of Regulations and IRS regulations. The 2014 Stock Incentive Plan provides for the grant of incentive stock options to our employees and any parent and subsidiary corporations’ employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants. As of March 31, 2019, Salon’s 2014 Stock Incentive Plan allows for the future granting of approximately 10,530,000 shares of Common Stock.

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

There was no issuance of restricted stock during fiscal year ended March 31, 2019.

Perquisites. Salon does not offer any perquisites to its executive officers.

Retirement and Other Benefits. Salon has a 401(k) savings plan for its employees that allows for matching contributions and profit sharing. Due to limited cash, Salon has never made matching or profit-sharing contributions and has no intention to do so in the 2019 fiscal year. Salon does not have a deferred compensation plan for any employee.

Named Executive Officer Cash Compensation

Jordan Hoffner was appointed CEO and Director effective May 23, 2016 with a base salary of $300,000 per annum, succeeding former CEO, Cynthia Jeffers. Mr. Hoffner’s last day with the Company was May 3, 2019.

Elizabeth Hambrecht, who was appointed CFO on November 11, 2014, is entitled to a base salary of $200,000 per annum. Prior to her appointment, Ms. Hambrecht had served as Interim CFO and Secretary since July 2, 2013. Ms. Hambrecht’s last day with the Company was September 27, 2018.

Ryan Nathanson was appointed Chief Operating Officer effective February 1, 2017 with a base salary of $225,000 per annum. Mr. Nathanson’s last day with the Company was July 27, 2018.

Jordana Brondo who had served as former Chief Revenue Officer effective June 20, 2017, was entitled to a base salary of $190,000 per annum. Ms. Brondo’s last day with the company was date was August 25, 2017.

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

THE COMPENSATION COMMITTEE

Trevor Colhoun

Richard MacWilliams

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding Equity Compensation Plans may be found in Part II, Item 5, commencing on page 30 of this Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock equivalents of Salon as of July 1, 2019 (a) by each stockholder who is known by Salon to be the beneficial owner of more than 5% of the outstanding Common Stock and Common Stock equivalents or the combined total voting power of all classes of capital stock of Salon on a fully diluted, as converted basis, (b) by each Director and nominee, (c) each Named Executive Officer in the Summary Compensation Table, and (d) by all executive officers and directors of Salon as a group.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership (2)	of Class (3)
John Warnock (4)	89,211,240	28.24%
Humilis Holdings Capital Fund LP (5)	58,643,830	17.72%
Elizabeth Hambrecht (6)	21,006,878	6.57%
Shea Ventures (7)	16,832,962	5.33%

Executive Officers and Directors
William R. Hambrecht (8)	77,575,364	24.49%
Jordan Hoffner (9)	61,098,546	16.93%
Trevor Colhoun (10)	59,340,945	17.89%
Richard MacWilliams (11)	1,161,859	*
All executive officers and directors as a group (4 persons)	199,176,714	52.61%

------

*Less than 1%

(1)	The address for all beneficial owners is c/o Salon Media Group, Inc., 870 Market Street, San Francisco, CA 94102.

(2)

Unless otherwise noted, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Common Stock equivalents shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(3)	Calculated on the basis of 315,939,477 shares of Common Stock outstanding as of July 1, 2019. Beneficial ownership of Common Stock includes underlying options exercisable on July 1, 2019.

(4)	Mr. Warnock is the former Chairman of the Board of the Company.

(5)

Includes (i) 43,614,185 shares of Common Stock held directly and (ii) 10,080,645 shares of Common Stock upon conversion of convertible promissory notes; and (iii) 4,949,000 shares upon conversion of warrants.  Trevor Colhoun, our acting CFO and director is the managing member of the general partner of Humilis. The shares beneficially owned by Humilis are included in Mr. Colhoun’s beneficial ownership below as well.

(6)	Ms. Hambrecht has an ownership interest in the Eu Revocable Trust, consisting of 16,974,620 shares of Common Stock and 4,032,258 shares of Common Stock upon conversion of convertible promissory notes.

(7)	Includes 4,151,126 shares of Common Stock held by two descendant trusts that are administered by the Managing Member of Shea Ventures.

(8)

Mr. Hambrecht has an ownership interest in WR Hambrecht + Co., LLC and WR Hambrecht + Co., Inc. (together the “Hambrecht Entities”). The Hambrecht Entities own 1,039,251 shares of Common Stock. Elizabeth Hambrecht, CFO, has a pecuniary ownership interest in the Hambrecht Entities. Mr. Hambrecht individually owns 72,191,847 shares of Common Stock. Includes ownership by The Sarah and William Hambrecht Foundation of 1,104,000 shares of Common Stock. William Hambrecht and Elizabeth Hambrecht are Directors of the Sarah and William Hambrecht Foundation. Includes ownership by HAMCO Capital Corporation, consisting of 506,286 shares of Common Stock. Mr. Hambrecht and Ms. Hambrecht both have an ownership interest in HAMCO Capital. Includes ownership by Ironstone Group, Inc., consisting of 1,926,857 shares of Common Stock. Mr. Hambrecht and Ms. Hambrecht both have an ownership interest in Ironstone Group, Inc. Mr. Hambrecht and Ms. Hambrecht disclaim beneficial ownership of the shares of Salon’s Common Stock held directly by the Hambrecht Entities, HAMCO Capital and Ironstone, other than their proportionate ownership interest. Also includes 807,115 shares subject to options are exercisable as of July 1, 2019.

(9)

Includes 6,372,600 shares upon conversion of warrants, 21,673,962 shares subject to options that are exercisable as of July 1, 2019, and 16,935,484 shares of Common Stock upon conversion of convertible promissory notes.

(10)	Includes (i) 43,614,185 shares of Common Stock held by Humilis Holdings Capital Fund LP, of which Mr. Colhoun is the managing member of the general partner (ii) 10,080,645 shares of Common Stock upon conversion of convertible promissory notes held by Humilis Holdings Capital Fund LP, of which Mr. Colhoun is the managing member of the general partner; (iii) 4,949,000 shares upon conversion of warrants held by Humilis Holdings Capital Fund LP, of which Mr. Colhoun is the managing member of the general partner, and (iv) 697,115 shares subject to options that are exercisable as of July 1, 2019. Mr. Colhoun, Director, is a Managing Member of Humilis Holdings Capital Management Company, a Delaware limited liability company which provides management services to Humilis Holdings Capital Fund LP.

(11)	Consists of 1,161,859 shares subject to options that are exercisable as of July 1, 2019.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Short-term Borrowing

In May 2007, Salon entered into a line of credit with Deutsche Bank Securities, Inc. for borrowings of up to $1 million plus accrued interest. In September 2016, this credit agreement was transferred to Raymond James after Deutsche Bank Securities, Inc. sold its accounts. This agreement is guaranteed in its entirety by John Warnock, Salon’s former Chairman. As of March 31, 2019 and March 31, 2018, the line was fully drawn. Raymond James may demand repayment of amounts borrowed at any time. Additionally, Mr. Warnock may also choose to terminate his guarantee, which would trigger a demand for repayment. Accrued interest thereon is $512,000.

Cash Advances

The Company did not receive any cash advances during the fiscal year ended March 31, 2019. On September 26, 2017, Salon received $40,000 in cash, unsecured and interest-free, from our CEO as working capital and was repaid on September 29, 2017. The Company did not receive any other cash advances during the fiscal year ended March 31, 2018.

Promissory Notes

Various related parties have provided immediately available funds to serve as a bridge to the Company’s 2017, 2018 and 2019 equity capital raises through the issuance and sale of interest bearing convertible promissory notes that are convertible into shares of the Company’s Common Stock at $0.001 par value per share in accordance with the terms of these notes and their securities purchase agreements.

The following is a summary of these related party bridge convertible promissory notes issued during the fiscal year ended March 31, 2019:

Note Date	Related Party Purchasers	Note Type	Principal Amount	Interest Rate	Maturity Date	Purchase Agreement	Equity Capital Raise
10/26/17	Humilis Holdings Capital Fund LP (1)	Convertible	$125	10%	10/26/18	10/26/17	2017
11/30/17	Eu Revocable Trust (2)	Convertible	$50	10%	11/30/18	11/30/17	2017
11/30/17	Jordan Hoffner (3)	Convertible	$75	10%	11/30/18	11/30/17	2017
12/12/17	Jordan Hoffner (3)	Convertible	$38	10%	12/12/18	12/12/17	2017
12/12/17	Jordan Hoffner (3)	Convertible	$22	10%	12/12/18	12/12/17	2017
01/09/18	Jordan Hoffner (3)	Convertible	$75	10%	01/09/19	01/09/18	2017
02/26/18	Jordan Hoffner (3)	Convertible	$100	10%	02/26/19	02/26/18	2018
03/29/18	Jordan Hoffner (3)	Convertible	$50	10%	03/29/19	03/29/18	2018
04/10/18	Eu Revocable Trust (2)	Convertible	$50	10%	04/10/19	04/10/18	2019
04/12/18	Humilis Holdings Capital Fund LP (4)	Convertible	$50	10%	04/12/19	04/12/18	2019
04/07/18	Jordan Hoffner (3)	Convertible	$10	10%	04/27/19	04/07/18	2019
12/07/18	Humilis Holdings Capital Fund LP (4)	Senior Secured	$52	10%	06/30/19	12/07/18	2019
12/07/18	Jordan Hoffner (3)	Senior Secured	$67	10%	06/30/19	12/07/18	2019
	Total		$764

(1)	Trevor Colhoun, Director, is one of the Managing Members of Humilis Holdings Capital Management Company LLC which provides management services to Humilis Holdings Capital Fund LP.

(2)	Elizabeth Hambrecht was the CFO of the Company until September 28, 2018, she is the daughter of William Hambrecht, Director, and she is the trustee of the Trust.

(3)	Jordan Hoffner was the CEO of the Company until May 3, 2019, he is currently a Director.

(4)	Trevor Colhoun, Director, is one of the Managing Members of Humilis Holdings Capital Fund LP

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

The Initial Closing was completed on January 26, 2017. In the Initial Closing, we sold to the Purchasers an aggregate of 805,824 shares of Series A Preferred Stock for a total purchase price of $1 million. The investors in the Initial Closing included the Company’s CEO (until his resignation on May 3, 2019), Jordan Hoffner, and certain of his family members, the Company’s then CFO (until her resignation on September 28, 2018), Elizabeth Hambrecht, and the Company’s Director, William Hambrecht.

The Second Closing was completed on March 23, 2017. In the Second Closing, we sold to the Purchasers an aggregate of 173,252 shares of Series A Preferred Stock for a total purchase price of $0.215 million. The Second Closing included only investors who had previously indicated interest in participating in the Private Placement. The investors in the Second Closing included Mr. Hoffner, Ryan Nathanson, the Company’s former Chief Operating Officer, and Ms. Jordana Brondo, the Company’s former Chief Revenue Officer.

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

The following summarizes related party purchasers in the Initial, Second and Final Closings:

Related-party Purchasers	Shares of Series A Preferred Stock	Stage of Closing	Aggregate Purchase Price
Humilis Holdings Capital Fund LP (1)	443,203	Initial	$550,000
Hambrecht 1980 Revocable Trust (2)	80,582	Initial	$100,000
Eu Revocable Trust (3)	40,291	Initial	$50,000
Jordan Hoffner	20,146	Initial	$25,000
Pershing LLC as Custodian, Jordan Jon Hoffner IRA Rollover (4)	20,146	Initial	$25,000
Larry Hoffner (5)	20,146	Initial	$25,000
Pershing LLC as Custodian, Jordan Jon Hoffner IRA Rollover (4)	40,291	Second	$50,000
Jordana Brondo (6)	32,233	Second	$40,000
Ryan Nathanson (7)	12,087	Second	$15,000
Hambrecht 1980 Revocable Trust (2)	120,873	Final	$150,000
Jordan Jon Hoffner Pershing LLC (4)	80,582	Final	$100,000
Eu Revocable Trust (3)	20,146	Final	$25,000
Total	930,726		$1,155,000

(1)	Trevor Colhoun, Director, is a Managing Member of Humilis Holdings Capital Management Company which provides management services to Humilis Holdings Capital Fund LP.

(2)	William Hambrecht, Director, father of Elizabeth Hambrecht, former CFO; Mr. Hambrecht is the trustee of the Trust.
(3)	Elizabeth Hambrecht, former CFO, is the trustee of the Trust.
(4)	Jordan Hoffner, CEO, is the Custodian of the account.
(5)	Larry Hoffner is the father of Jordon Hoffner, CEO.
(6)	Former Chief Revenue Officer.
(7)	Former Chief Operating Officer.

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

Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons

Salon has primarily relied on cash infusion from related persons to meet cash operating needs from the year ended March 31, 2003 through the year ended March 31, 2019. During this period of inadequate cash, the Board approved related person transactions after full disclosure of the interests of related parties.  Subsequent to March 31, 2007, Salon’s Audit Committee separately, or in conjunction with the full Board, excluding those related parties involved in such transactions reviewed, approved and/or ratified all related party transactions, as the Audit Committee is empowered to do under Salon's Audit Committee Charter.

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

Director Independence

The Company has adopted the NYSE MKT Rules to determine the independence of the members of the Board. Pursuant to the NYSE MKT Rules, the Company has determined that Messrs. MacWilliams and Colhoun were independent directors during the year ended March 31, 2019. As a result of the appointments as officers of the Company on May 3, 2019, Messrs. MacWilliams and Colhoun are no longer independent as the date of this Report.

ITEM 14. Principal Accountant Fees and Services

M&K CPA’s, PLLC is Salon’s independent registered public accounting firm. The aggregate audit fees billed by M&K CPA’s, PLLC were approximately $35,000 and for the year ended March 31, 2019. M&K CPA’s, PLLC did not perform any services for which Salon incurred fees for non-audit related fees, or other fees.

During the year ended March 31, 2019, all audit and tax fees were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

The information concerning Salon’s financial statements and the Report of M&K CPA’s, PLLC, Salon’s Independent Auditors required by this item are incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

None.

3.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit
Number	Description of Document
2.1	Asset Purchase Agreement dated March 6, 2019 between Salon Media Group, Inc. and Salon.com, LLC, incorporated by reference to our Current Report on Form 8-K filed on May 8, 2019
2.2	First Amendment to Asset Purchase Agreement between Salon Media Group, Inc. and Salon.com, LLC, incorporated by reference to our Current Report on Form 8-K filed on May 8, 2019
2.3	Second Amendment to Asset Purchase Agreement between Salon Media Group, Inc. and Salon.com, LLC
3.1(1)	Certificate of Designation of Series A Mandatorily Convertible Voting Preferred Stock, dated January 24, 2017
3.2(1)	Certificate of Amendment of Restated Certificate of Incorporation of Salon Media Group, Inc., dated January 25, 2017
3.3(3)	Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the Delaware on March 13, 2014
3.4(4)	Restated Bylaws of Salon, as amended through March 13, 2014.
4.1

Secured Note dated December 7, 2018 in the amount of $52,236.22 issued by Salon Media Group, Inc. in favor of Humilis Holdings Capital Fund LP, incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2018 filed on June 10, 2019.

4.2

Secured Note dated December 7, 2018 in the amount of $66,662.77 issued by Salon Media Group, Inc. in favor of Jordan Hoffner, incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2018 filed on June 10, 2019.

4.3

Warrant dated December 7, 2018 to purchase 4,940,000 shares of common stock issued by Salon Media Group, Inc. in favor of Humilis Holdings Capital Fund LP, incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2018 filed on June 10, 2019.

4.4

Warrant dated December 7, 2018 to purchase 6,372,600 shares of common stock issued by Salon Media Group, Inc. in favor or Jordan Hoffner, incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2018 filed on June 10, 2019.

10.1(1)	Purchase Agreement, dated as of January 24, 2017
10.2(1)	Stock Exchange Agreement, dated as of November 14, 2016
10.3(1)	Amendment to Stock Exchange Agreement, dated January 19, 2017.

10.4(1)	Bridge Financing Agreement, dated as of August 5, 2016
10.5(1)	Bridge Financing Agreement, dated as of August 5, 2016
10.6(1)	Bridge Finance Amendment, dated January 25, 2017.
10.7(1)	Bridge Finance Amendment, dated January 25, 2017.
10.8(2)	Purchase Agreement, dated as of March 23, 2017
10.9(5)	Salon Media Group, Inc. 2004 Stock Plan.
10.10(5)	Form of the Salon Media Group, Inc. Notice of Grant of Stock Option and Stock Option Agreement.
10.11(6)	Employment Agreement with David Talbot dated July 22, 2011.
10.12(7)	Separation Agreement between Norman Blashka and Salon Media Group, Inc. entered into on June 4, 2012.
10.13(8)	Employment Agreement with Cynthia Jeffers, dated December 3, 2012.
10.14(9)	Employment Agreement with Elizabeth Hambrecht, dated July 2, 2013.
10.15	Employment Agreement with Jordan Hoffner, dated June 9, 2016, incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2018 filed on June 10, 2019.
10.16(10)	Employment Agreement with Jordana Havriluk Brondo, dated June 20, 2017.
10.17(11)	Asset Sale Agreement between the Well Group, Inc. and Salon Media Group, Inc. entered into on September 20, 2012.
10.18(12)	Form of Purchase Agreement, dated as of March 1, 2013
10.19(12)	Voting Agreement, dated as of February 28, 2013
10.20(13)	2014 Stock Incentive Plan
10.21(14)	Office Lease between 132 West 31st Street Building Investors II, LLC and Salon Media Group, Inc., dated April 16, 2014
10.22	Technology Support Agreement dated October 25, 2018 between Salon Media Group, Inc. and PubLife, LLC, incorporated by reference to our Current Report on Form 8-K filed on May 8, 2019
10.23	General Advertising Services Agreement dated October 25, 2018 between Salon Media Group, Inc. and Proper Media, incorporated by reference to our Current Report on Form 8-K filed on May 8, 2019
10.24

Security Agreement dated December 7, 2018 between Salon Media Group, Inc., Humilis Holdings Capital Fund LP and Jordan Hoffner, incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2018 filed on June 10, 2019.

10.25

Agreement dated November 2018 between Salon Media Group, Inc. and Writers Guild of America, East, incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2018 filed on June 10, 2019.

10.26	Settlement Agreement and Release dated July 1, 2019 between Salon Media Group, Inc. and Jordan Hoffner.
10.27	Settlement Agreement and Release dated July 1, 2019 between Salon Media Group, Inc. and Elizabeth Hambrecht.
31.1	Certification of Richard MacWilliams, Acting Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
31.2	Certification of Trevor Colhoun, Acting Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.1	Certification of Richard MacWilliams, Acting Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Certification of Trevor Colhoun, Acting Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

Footnote	Footnote Description
1	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K filed on January 27, 2017.
2	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2017.
3	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.
4	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.
5	Incorporated by reference to the exhibits filed with Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on June 29, 2005.
6	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on July 27, 2011.
7	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed on June 4, 2012.
8	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed December 10, 2012.
9	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed July 2, 2013.
10	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed June 23, 2017.
11	Incorporated by reference to the exhibits filed with Salon’s Quarterly Report on Form 10-Q filed November 14, 2012.
12	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed March 7, 2013.
13	Incorporated by reference to the exhibits filed with Salon’s Current Report on Form 8-K filed March 13, 2014.
14	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALON MEDIA GROUP, INC.

By:	/s/ Richard MacWilliams
Richard MacWilliams
Acting Chief Executive Officer

Date: July 10, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard MacWilliams	Acting Chief Executive Officer and Chairman	July 10, 2019
Richard MacWilliams	of the Board (Principal Executive Officer)

/s/ Trevor Colhoun	Acting Chief Financial Officer and Director	July 10, 2019
Trevor Colhoun	(Principal Financial and Accounting Officer)

/s/ Jordan Hoffner	Director	July 10, 2019
Jordan Hoffner