Form 10-Q
period 2019-06-30
SALON MEDIA GROUP INC
filed 2019-08-13
CIK 1084332

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [ X ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on August 1, 2019 was 315,939,477 shares.

FORM 10-Q

SALON MEDIA GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SALON MEDIA GROUP, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,	March 31,
	2019	2019 (1)
	(unaudited)
Assets
Current assets:
Cash	$60	$269
Prepaid expenses and other current assets	54	52
Current assets held for sale (Note 4)	457	439
Total current assets	571	760

Non-current assets held for sale (Note 4)	174	210
Total assets	$745	$970

Liabilities and Stockholders’ Deficit
Current liabilities:
Short-term borrowings and accrued interest	$1,532	$1,512
Convertible promissory notes, net	700	700
Convertible promissory notes – related party, net	764	711
Accrued liabilities	927	904
Current liabilities held for sale (Note 4)	1,373	1,431
Total current liabilities	5,296	5,258

Non-current liabilities held for sale (Note 4)	-	-
Total liabilities	5,296	5,258

Commitments and contingencies (See Note 9)

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 and 1,648,830 shares issued and outstanding as of June 30, 2019 and March 31, 2019 (liquidation value of $0 and $4,089 as of June 30, 2019 and March 31, 2019)	-	2

Common stock, $0.001 par value, 900,000,000 shares authorized, 315,939,477 and 151,056,477 shares issued And outstanding as of June 30, 2019 and March 31, 2019	316	151
Additional paid-in capital	136,288	136,312
Accumulated deficit	(141,155)	(140,753)
Total stockholders' deficit	(4,551)	(4,288)
Total liabilities and stockholders' deficit	$745	$970

(1)	Derived from the Company’s audited financial statements.

 The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,
	2019	2018

Revenues	$-	$-

Operating expenses:
General and administrative	456	746
Total general and administrative	456	746

Loss from operations	(456)	(746)
Interest expense	(45)	(38)
Warrant discount	(53)	-
Non-cash interest expense – beneficial conversion feature	-	-
Net loss from continuing operations	$(554)	$(784)
Income (Loss) from discontinued operations (Note 4)	152	(210)
Net loss	$(402)	$(994)

Basic and diluted net loss per share from continuing operations	$(0.00)	$(0.01)

Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)

Weighted average shares used in computing basic and diluted net loss per share from continuing operations	154,680,279	151,056,477

Weighted average shares used in computing basic and diluted net loss per share from discontinued operations	154,680,279	151,056,477

See accompanying notes to condensed financial statements.

SALON MEDIA GROUP, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except per share data)
(unaudited)

	Preferred		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit

Balance, March 31, 2019	1,648,830	$2	151,056,477	$151	$136,312	$(140,753)	$(4,288)

Shares converted from preferred stock	(1,648,830)	(2)	164,883,000	165	(163)		-
Stock-based compensation	-	-	-	-	139	-	139
Net loss	-	-	-	-	-	(402)	(402)
Balance, June 30, 2019	-	$-	315,939,477	$316	$136,288	$(141,155)	$(4,551)

	Preferred		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit

Balance, March 31, 2018	1,648,830	$2	151,056,477	$151	$134,667	$(138,086)	$(3,266)

Stock-based compensation	-	-	-	-	390	-	390
Net loss	-	-	-	-	-	(994)	(994)

Balance, June 30, 2018	1,648,830	$2	151,056,477	$151	$135,057	$(139,080)	$(3,870)

The accompanying notes are an integral part of these condensed financial statements.

SALON MEDIA GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss from continuing operations	$(554)	$(784)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	139	390
Amortization of debt discount	53	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2)	(26)
Accrued liabilities	43	110
Net cash (used in) operating activities – continuing operations	(321)	(310)
Net cash provided by (used in) operating activities – discontinued operations	112	131
Net cash (used in) operating activities	(209)	(179)

Cash flows from investing activities:
Purchase of equipment and capitalized website development costs	-	-
Net cash (used in) investing activities – continuing operations	-	-
Net cash (used in) investing activities – discontinued operations	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible promissory notes – related party	-	110
Proceeds from unsecured advances	-	50
Net cash provided by financing activities	-	160

Net increase (decrease) in cash	(209)	(19)
Cash, beginning of year	269	67
Cash, end of year	$60	$48

Amount paid for interest	$-	$-
Amount paid for income taxes	$-	$-

See accompanying notes to condensed financial statements.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Note 1. The Company

Salon Media Group, Inc. (“Salon,” the “Company” or “We”) is an Internet media company that produces a content Website with various subject-specific sections. Salon was originally incorporated in July 1995 in the State of California and reincorporated in Delaware in June 1999. Salon operates in one business segment.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These interim financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Salon's financial position, results of operations and cash flows for the periods presented. These financial statements and related notes should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 2019, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on July 10, 2019. Pursuant to the rules of the SEC, these financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”). The results for the three months ended June 30, 2019 are not necessarily indicative of the expected results for any other interim period or for the fiscal year ending March 31, 2020.

Going Concern

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Salon has incurred losses and negative cash flows from operations since inception and has an accumulated deficit as of June 30, 2019 of $141,155. In addition, Salon expects to incur a net loss from operations for its year ending March 31, 2020. During the last two years, Salon has relied on cash from related-party advances and rounds of financing to meet its cash requirements. In March 2019, the Company entered into an asset purchase agreement with Salon.com, LLC pursuant to which it agreed to sell substantially all of its assets for an aggregate purchase price of $5 million. Following consummation of this agreement, it is intended that the Company will cease to be an operating company. As the Company will cease to have any revenue generating activities at that time, it is unlikely that the Company will raise additional funds on commercially reasonable terms, if at all. Further, there is no guarantee that the proceeds from the asset sale will be sufficient to satisfy all of the Company’s creditors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Two customers accounted for approximately 64% and 12% of revenues for the three months ended June 30, 2019. Two customers accounted for approximately 14% and 12% of revenues for the three months ended June 30, 2018. Two customers accounted for approximately 66% and 13% of trade accounts receivable as of June 30, 2019. Two customers accounted for approximately 72% and 14% of trade accounts receivable as of March 31, 2019.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with FASB ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”).  As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for stock warrants is estimated as the grant date based on each warrant’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model value method for valuing the impact of the expense associated with these warrants.

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

 Accounting Standards Adopted

On April 1, 2019, we adopted Accounting Standards Update No 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. We did not record a ROU asset or liability on the balance sheet as our operating lease was terminated as of June 30, 2019. In addition, we did not enter into any non-cancellable operating lease agreements.

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

Significant Accounting Policies

On April 1, 2019, we adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after April 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Note 3. Revenue for Discontinued Operations

Revenue disaggregated by revenue source for the three months ended June 30, 2019 and 2018, consists of the following (in thousands):

	Three Months Ended
	June 30,
	2019	2018
Advertising	$698	$464
Subscription Program	12	3
Referral and Other	33	137
Total	$743	$604

Note 4. Discontinued Operations

On March 6, 2019, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Salon.com, LLC (“Buyer”) under which it agreed to sell substantially all of its assets (the "Asset Sale"), including all pertinent intellectual property rights comprising the Company’s business of owning, operating and publishing the website known as Salon.com, (the “Business”), but excluding its cash, cash equivalents and marketable securities and certain contracts and right related to those contracts and tax refunds and insurance policies and rights related to excluded assets, to the Buyer for an aggregate Purchase Price of $5 million payable plus the amount of the Earn-Out Payment (as described below) and the assumption of certain assumed liabilities, all pursuant to the terms of the Asset Purchase Agreement. The purchase price is payable in cash as follows: (i) $550 in payable in cash at closing; (ii) $100 shall be deposited with the Escrow Agent, which amount shall be released to us in accordance with the terms of the Asset Purchase Agreement; (iii) $500 of which was previously paid to the Company as a deposit concurrent with execution of the term sheet for the Asset Purchase Agreement (the "Deposit") and (iv) $3,850 via issuance of a 10% secured promissory note, which note shall be paid in 2 equal installments on the 12 month and 24 month anniversary of the closing date. This note shall be secured by all of the assets being sold to Buyer under the Asset Purchase Agreement. As a result of the Company entering into the Asset Purchase Agreement, the Company’s operations have been characterized as discontinued operations in its financial statements pursuant to ASC 205-20, Presentation of Financial Statements – Discontinued Operations.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following table summarizes the results of discontinued operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,
	2019	2018
Revenues	$743	$604

Expenses:
Production and content	552	642
Sales and marketing	8	8
Technology	66	164
Total expenses	626	814

Income (Loss) from discontinued operations	117	(210)
Gain on settlement of accounts payable	35	-
Net Income (Loss) from discontinued operations	$152	$(210)

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following table summarizes the assets and liabilities of discontinued operations (in thousands):

	June 30,	March 31,
	2019	2019
ASSETS
Current Assets
Accounts receivable, net	$457	$439
Total current assets held for sale	457	439

Non-current Assets
Property, software development and equipment, net	174	210
Total non-current assets held for sale	174	210
Total Assets Held for Sale	$631	$649

LIABILITES
Current Liabilities
Accounts payable	$1,301	$1,344
Accrued liabilities	72	87
Total current liabilities held for sale	1,373	1,431

Non-current Liabilities
Other liabilities	-	-
Total non-current assets held for sale	-	-
Total Liabilities Held for Sale	$1,373	$1,431

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Note 5. Borrowing Agreements

Short-term Borrowings

In May 2007, Salon entered into a borrowing agreement with Deutsche Bank Securities, Inc. that allows Salon to borrow up to $1,000, plus accrued interest, at a rate of prime less 0.25%. In September 2016, this credit agreement was transferred to Raymond James and Associates, Inc. (“Raymond James”) after Deutsche Bank Securities, Inc. sold its accounts. The agreement is guaranteed in its entirety by Salon’s former Chairman, John Warnock. The line of credit of $1,000 has been fully drawn as of June 30, 2019. Raymond James may demand repayment of amounts borrowed at any time. Additionally, Mr. Warnock may also choose to terminate his guarantee, which would trigger a demand for repayment. As of June 30, 2019 and March 31, 2019, accrued interest on short-term borrowings totaled approximately $532 and $512, respectively.

As of June 30, 2019, and March 31, 2019, the weighted average interest rate on the Company’s short-term borrowings was approximately 3.7% and 3.6%, respectively.

Convertible Promissory Notes

Interest bearing convertible promissory notes

As of June 30, 2019, the Company had received $200 from related parties in the form of Bridge Notes as part of the Securities Purchase Agreement. The notes have a one-year maturity and bear a 10% interest rate.  The notes will convert at a discount into shares of Common Stock upon a qualified financing by the Company of at least $1 million. In the event of no conversion, the notes are payable in cash or convert into a number of shares of Common Stock of the Company, rounded down to the nearest whole share based on the Company’s as diluted price per share on the maturity date. The conversion price will equal to 70% of the price per share paid in the qualified financing if such financing occurs within four months from the date of the Securities Purchase Agreement, or 70% less 2% per each month after the fourth month anniversary; provided however that the conversion price will never be less than the greater of (A) sixty percent (60%) of the purchase price paid in the qualified financing and (B) the price per share paid by investors in the most recently consummated offering of the Company’s Common Stock, or $0.0124 per share, the conversion price in the Series A Mandatorily Convertible Preferred Private Placement, if the financing occurs more than four months after the date of the Securities Purchase Agreement.

Interest bearing senior secured notes

As of June 30, 2019, the Company had received $764 in advances from related parties. These advances accrued interest at a rate of 10% per annum and payable within one year from the date of advance.

As of June 30, 2019, the Company had received $500 from PubLife, LLC upon execution of a term sheet for the sale of the Salon.com business, which is the basis for the Asset Purchase Agreement discussed below. Upon closing of the Asset Purchase Agreement, this $500 is to be credited against the purchase price. If the Company fails to close the Asset Purchase Agreement or breaches the term sheet with PubLife related to the Asset Purchase Agreement, this $500 will convert into a 10% secured promissory note payable within 90-days of issuance, secured by all of the Company’s assets and senior to all indebtedness of the Company.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Note 6. Common Stock

On June 28, 2019, 164,883,000 common shares were issued in exchange for 1,648,830 shares of Series A Preferred Stock.

On June 30, 2019, 900,000,000 common shares, par value $0,001, were authorized, of which 315,939,477 shares were issued and outstanding.

Note 7. Employee Stock Option Plans

Salon has two stock option plans approved by stockholders: the Salon Media Group, Inc. 2004 Stock Plan (the “2004 Stock Plan”) and the Salon Media Group, Inc. 2014 Stock Incentive Plan (the “2014 Stock Incentive Plan”), as described in Note 11, “Employee Stock Option Plans,” of the notes to financial statements in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019. The 2004 Stock Plan expired in November 2014, after which no further options were permitted to be granted.

Salon has granted options pursuant to plans not approved (“Non-Plan”) by stockholders. We did not grant any Non-Plan options during the three months ended June 30, 2019 or 2018.

As of June 30, 2019, the aggregate stock compensation remaining to be amortized to expense was $333. Salon expects this stock-based compensation balance to be amortized as follows: $142 during the remainder of fiscal year 2020; $168 during fiscal year 2021; and $23 during fiscal year 2022. The expected amortization reflects only outstanding stock option awards as of June 30, 2019.

The following table summarizes activities under Salon’s plans for the three months ended June 30, 2019:

		Weighted-
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of April 1, 2019	50,936,000	$0.06	$0
Granted	-	-
Exercised	-	-
Expired and forfeited	(22,639,000)	$0.06
Outstanding at June 30, 2019	28,297,000	$0.06	$-
Exercisable as of June 30, 2019	25,970,000	$0.06	$-
Vested and expected to vest as of June 30, 2019	52,630,000	$0.06	$-

We did not grant any options during the three months ended June 30, 2019 or 2018. The weighted-average fair value of options vested during each of the three-month periods ended June 30, 2019 and 2018 was $0.15 per share and $0.20 per share, respectively. There were no options exercised during the three months ended June 30, 2019.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Our Board also approved a resolution on June 12, 2014 to amend the 2014 Stock Incentive Plan to comply with certain California Code of Regulations and Internal Revenue Service regulations. As of June 30, 2019, options totaling 10,481,985 were awarded under the 2014 Stock Incentive Plan.

We recognized stock-based compensation expense of $139 and $390 during the three months ended June 30, 2019 and 2018, respectively.

Note 8. Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period, as follows:

	Three Months Ended June 30,
	2019	2018
Numerator:
Net loss from continuing operations	$(554)	$(784)
Net income (loss) from discontinued operations	$152	$(210)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	154,680,000	151,056,000

Basic and diluted net loss per share from continuing operations	$(0.00)	$(0.01)

Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)

Antidilutive securities including options, convertible debts and preferred stock not included in net loss per share calculation	94,482,000	277,584,000

Note 9. Commitments and Contingencies

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

Note 10. Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which among other changes, reduced the federal statutory corporate tax rate from 35% to 21% effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal year 2020 will be 21%. The Company recognized deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of June 30, 2019 and March 31, 2019, the Company has not reflected any amount as deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The Company’s deferred tax assets consisted of the following as of June 30, 2019 and March 31, 2019 (in thousands).

	June 30,	March 31,
	2019	2019
Net operating losses	$23,571	$23,280
Valuation allowance	(23,571)	(23,280)
Net deferred tax asset	$-	$-

Note 11. Preferred Stock

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

On June 28, 2019 all 1,648,830 shares of Series A Preferred Stock were converted into 164,883,000 shares of Common Stock.

SALON MEDIA GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Note 12. Subsequent Events

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q should be considered in conjunction with the audited financial statements, which are included in Salon’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the “Fiscal 2019 Annual Report”) filed with the Securities and Exchange Commission. Matters of interest therein include, but are not limited to, our disclosure of critical accounting policies.

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

We have a history of significant losses and expect to incur a loss from operations for our fiscal year ending March 31, 2019 and potentially for future years. M&K CPA’s, PLLC, Salon’s independent registered public accounting firm for the fiscal years ended March 31, 2019 and 2018, included a “going-concern” audit opinion on the financial statements for those years. The audit opinions report substantial doubt about our ability to continue as a going concern, citing issues such as the history of losses and absence of current profitability. As a result of the factors noted in the going-concern opinions, our stock price and investment prospects have been and will continue to be adversely affected, thus limiting financing choices and raising concerns about the realization of value on assets and operations. In March 2019, we entered into an asset purchase agreement to sell substantially all of our assets. Upon consummation of this transaction, if consummated, we will cease to be an operating company.

We are in the midst of satisfying the conditions to close on the Asset Purchase Agreement discussed under “Material Agreements entered into during Fiscal Year 2020” below. We expect to complete such transaction in the last week of August 2019. Following the Asset Sale, if consummated, we intend to cease to do business and intend to not engage in any business activities except for dealing with post-closing matters (in the event the Asset Sale is consummated) and for the purpose of liquidating our remaining assets, paying any debts and obligations, distributing the remaining assets to stockholders, and doing other acts required to liquidate and wind up our business and affairs. We will pay or make provision for payment of our known or reasonably ascertainable liabilities that have been incurred or are expected to be incurred prior to liquidation. After that, we will distribute the remaining assets to our stockholders in proportion to their respective stockholder interest in the Company

During the quarter ended June 30, 2019, we continued to execute our business strategy to refine and broaden our editorial products in order to attract an engaged audience and premium advertising, which would increase revenues. We face increased competition, however, from both new and larger websites for traffic and online advertising campaigns, while industry trends continue a shift toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business. Through our programmatic advertising efforts, we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisements on our Website through programmatic advertising open marketplaces, thereby placing less emphasis on a traditional media sales effort. The highlights of our June 2019 quarter are listed below:

Highlights from Quarter ended June 30, 2019

●

Net revenues increased 17% to $0.7 million in the quarter ended June 30, 2019 versus $0.6 million in the same period in 2018. The increase in revenue was a result of a continued significant industry shift in online advertising from advertising sold by a direct sales team to advertising increasingly being sold through software-based “programmatic” technology. Our advertising sold through networks that access these programmatic buys accounted for 79% of our advertising revenues for the June 2019 quarter. We have been making changes to our advertising footprint to capture the greater programmatic opportunity for our display and video advertising inventory and will continue to focus our efforts to allow better management of our advertising inventory and targeting for our advertisers.

●

Net loss for the quarter ended June 30, 2019 was $0.4 million, a 60% decrease from $1.0 million for the quarter ended June 30, 2018. This included a net loss from continuing operations for the quarter ended June 30, 2019 of $0.5 million, a 29% decrease from $0.7 million for the quarter ended June 30, 2018. Net income from discontinue operations for the quarter ended June 30, 2019 was $0.2 million compared to a net loss from discontinued operations of $0.2 million for the quarter ended June 30, 2018.

●

Average unique monthly visitors to the Salon.com Website during the quarter ended June 30, 2019 was 6.3 million, a 13% increase compared to the quarter ended March 31, 2019, and a decrease of 19% compared to the quarter ended June 30, 2018, according to data compiled by Google Analytics. Our focus on expanding the tone of our news coverage to attract more millennials and our efforts in the food and culture categories attributed to the quarter over quarter increase, along with the ongoing strategy of growing quality traffic, in order to maximize our ability to monetize our page views with higher CPM video and display advertising. We attribute the year over year decreased traffic to a combination of events, including the changes in the algorithms used by Facebook to promote news content, changed Google search algorithms which led to lower referral traffic from Facebook and Google, respectively, increased competition from other sites for breaking political news and reduced referral traffic from other major websites like Yahoo and Twitter.

●

We have continued to roll out our strategy to produce original video content focused on news, politics, and entertainment under the banner of Salon TV, Salon Talks and Salon Stage.  Our goal is to add high quality diversified content to our Website, and to attract premium video advertising that commands higher CPMs as compared to display advertising.  Featured guests on Salon Talks this quarter have included Oscar winner Aaron Sorkin, Emmy winners Paula Pell and Sherri Shepherd, Nobel Prize winner Joseph Stiglitz, MSNBC’s Joy Ann Reid, Rep. Ted Lieu, Washington state Gov. and 2020 presidential candidate Jay Inslee, and a series of acclaimed chefs, among others.

●

The Salon Premium subscription program that removes advertisement for paying users, as well as unlocks exclusive content to them, has seen impressive growth year over year. In the quarter ended June 30, 2019, subscription revenues had increased 114% from the quarter ended June 30, 2018. Subscription revenues had decreased 28% from the quarter ended March 31 2019, however a boom in subscription growth was experience in the month of February 2019 when new premium content was offered for the first time to our audience.

●

The quarter ended June 30, 2019 featured great journalism — including original reporting and analysis — as Salon covered in-depth the top stories in news, politics and entertainment. Our daily coverage of the 2020 Democratic presidential primary campaigns, the Trump Administration, media analysis, Special Counsel Robert Mueller’s investigation and report, Senate Majority Leader Mitch McConnell, and the spring TV and blockbuster early-summer movie season generated the most interest. Original investigative reports by Salon exposed a culture of sexual harassment and assault cover-ups at the annual Burning Man festival, and put public pressure on a stalled Warner Brothers internal investigation into sexual misconduct by a TV host to finally conclude. We have also continued our broadened, thoughtful and smart coverage on relationships, lifestyle, food and health that have been popular with our users.

●

Social media and referral traffic from news aggregation platforms and apps continue to be major drivers of traffic, with healthy growth shown in these Channels. Social Media & Referral traffic accounted for 37% of website visitors in the quarter ended June 30, 2019, an increase of 4% over the quarter ended March 31, 2019, and an increase of 20% beyond the Social Media & Referral traffic in the quarter ended June 30, 2018. Expanded partnerships with distribution and syndication partners has contributed to this positive trend. Content shared to social media by our editorial team is strategically set with different imagery and headlines for each platform in an effort to maximize click through traffic.

●

Mobile traffic accounted for 67% of all pageviews in the quarter ended June 30 2019, which is an increase of 7% in mobile traffic from the quarter ended March 31 2019, and a 24% increase in mobile traffic from the quarter ended June 30, 2018. We have striven to increase the load time of our site, through intensive efforts to reduce bloating in the website code. We also carefully adjusted our monetization strategy on mobile to be most appropriate for those devices, which lead to a faster site and a better mobile experience for our users.

●	We continually work toward leaner, more efficient technological systems through automation, improved architecture and adoption of emerging best practices.

Material Agreements entered into during Fiscal Year 2020

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires Salon to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Salon’s significant accounting policies are described in Note 2 to the financial statements in our Fiscal 2019 Annual Report. We believe accounting policies and estimates related to revenue recognition and accounting for debt and equity are the most critical to our financial statements. Future results may differ from current estimates if different assumptions are used or different conditions were to prevail.

Revenue Recognition

We recognize advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; native advertisements, which are advertisements created to match the form and function of the platform on which they appear; or sponsored content.

We generate advertising revenue from advertisements displayed on our Website. Advertising revenue comprised 94% and 77% of our revenues for the three months ended June 30, 2109 and June 30, 2018, respectively. Salon’s advertising revenue is principally dependent on the number of visits to our Website and the corresponding advertisement unit rates. Articles, videos and other forms of content generate advertising revenue from a diverse mix of advertising methods including display advertisements, where revenue is dependent upon the number of advertising impressions delivered; pre-roll video advertisements, where revenue is dependent on the number of video views; native advertisements, which are advertisements created to match the form and function of the platform on which they appear and sponsored content, in which advertisers pay for adjacency to specific content. In the past two years, industry trends have shifted toward increased use of agency and software-based approaches to buying online advertising. As a result, we have re-focused our advertising sales to rely on the rapidly growing programmatic advertising business in which we directly sell audience packages based on real-time advertising demand and engage third-party agencies to sell advertisement on our Website through programmatic advertising open marketplaces, and we place less emphasis on a traditional media sales effort.

Stock-Based Compensation

Salon accounts for stock-based compensation under ASC 718 and recognize the fair value of stock awards on a straight-line basis over the requisite service period of the award, which is the standard vesting term of four years.

We recognized stock-based compensation expense of $139 and $390 during the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an aggregate of $333 of stock-based compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock-based compensation balance to be amortized as follows: $142 during the remainder of fiscal 2020; $168 during fiscal 2021; and $23 during fiscal 2022. The expected amortization reflects only outstanding stock option awards as of June 30, 2019. We expect to continue to issue stock-based awards to our employees in future periods.

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

Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Continued Operations

General and administrative

General and administrative expenses decreased 29% to approximately $0.5 million for the three months ended June 30, 2019 from approximately $0.7 million for the three months ended June 30, 2018. The overall decrease was mainly attributed to a decrease in non-cash stock-based compensation.

Interest expense

Interest expense increased 158% to approximately $0.1 million for the three months ended June 30, 2019 from approximately $0.04 million for the three months ended June 30, 2018. The increase was primarily attributed to the increase of non-cash charges from the amortization of the debt discount for stock warrants.

Discontinued Operations

Revenues

Revenues increased 17% to approximately $0.7 million for the three months ended June 30, 2019 from approximately $0.6 million for the three months ended June 30, 2018.

Advertising revenues increased 40% to approximately $0.7 million for the three months ended June 30, 2019 from approximately $0.5 million for the three months ended June 30, 2018. Direct advertisement sales were approximately 21% and programmatic advertisement sales were approximately 79% of total advertising revenue for the three months ended June 30, 2019.

Revenues from all other sources, mostly referral fees, decreased 50% to approximately $0.05 million for the three months ended June 30, 2019 from approximately $0.1 million for the three months ended June 30, 2018. The overall decreases were attributed to lower revenues from a renewed referral fee customer agreement.

Production and content

Production and content expenses decreased 8% to approximately $0.55 million for the three months ended June 30, 2019 from approximately $0.6 million for the three months ended June 30, 2018. The decrease was mainly attributed to personnel changes and a decrease in internet hosting and ad serving fees.

Sales and marketing

Sales and marketing expenses remained relatively flat at approximately $.008 for the three months ended June 30, 2019 and 2018.

Technology

Technology expenses decreased 65% to approximately $0.07 million for the three months ended June 30, 2019 from approximately $0.2 million for the three months ended June 30, 2018. The decrease was mainly attributed to personnel reductions.

Liquidity and capital resources

Net cash used in operations was approximately $0.2 million for the three months ended June 30, 2019. The principal use of cash during each of the quarters ended June 30, 2019 and 2018 was to meet the Company’s operating deficits.

Off-Balance-Sheet Arrangements and Contractual Obligations

Salon has an operating lease primarily for office space facilities, this operating lease was terminated as of June 30, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Our management, with the participation of the Company’s executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (June 30, 2019), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Company’s management, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

SALON MEDIA GROUP, INC.

Dated: August 13, 2019	/s/ Richard MacWilliams
Richard MacWilliams
Acting Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: August 13, 2019	/s/ Trevor Colhoun
Trevor Colhoun
Acting Chief Financial Officer (Principal Financial and Accounting Officer)